Form 10-Q
period 2017-09-30
DowDuPont Inc.
filed 2017-11-06
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-38196

DOWDUPONT INC.
(Exact name of registrant as specified in its charter)

Delaware	81-1224539
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o The Dow Chemical Company	c/o E. I. du Pont de Nemours and Company
2030 Dow Center, Midland, MI 48674	974 Centre Road, Wilmington, DE 19805
(989) 636-1000	(302) 774-1000
(Name, address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The registrant had 2,339,990,261 shares of common stock, $0.01 par value, outstanding at October 31, 2017.

DOWDUPONT INC.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2017

DowDuPont Inc.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "DowDuPont" used herein mean DowDuPont Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
This communication contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “see,” “seek,” “target,” “will,” “would,” similar expressions, and variations or negatives of these words.

On December 11, 2015, The Dow Chemical Company (“Dow”) and E. I. du Pont de Nemours and Company (“DuPont”) announced entry into an Agreement and Plan of Merger, as amended on March 31, 2017, (the “Merger Agreement”) under which the companies would combine in an all-stock merger of equals transaction (the “Merger Transaction”). Effective August 31, 2017, the Merger Transaction was completed and each of Dow and DuPont became subsidiaries of DowDuPont. For more information, please see DowDuPont’s, Dow’s and DuPont’s latest annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, as the case may be, and the joint proxy statement/prospectus included in the registration statement on Form S-4 filed by DowDuPont with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2016 (File No. 333-209869), as last amended on June 7, 2016, and declared effective by the SEC on June 9, 2016 (the “Registration Statement”) in connection with the Merger Transaction.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, including the intended separation of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the Company’s control. Some of the important factors that could cause DowDuPont’s, Dow’s or DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, including anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) impact of the divestitures required as a condition to consummation of the Merger Transaction as well as other conditional commitments; (iii) achievement of the anticipated synergies by DowDuPont’s agriculture, materials science and specialty products businesses; (iv) risks associated with the Intended Business Separations, including those that may result from the comprehensive portfolio review undertaken by the DowDuPont board, changes and timing, including a number of conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, disruptions in the financial markets or other potential barriers; (v) the risk that disruptions from the Intended Business Separations will harm DowDuPont’s business (either directly or as conducted by and through Dow or DuPont), including current plans and operations; (vi) the ability to retain and hire key personnel; (vii) potential adverse reactions or changes to business relationships resulting from the completion of the merger or the Intended Business Separations; (viii) uncertainty as to the long-term value of DowDuPont common stock; (ix) continued availability of capital and financing and rating agency actions; (x) legislative, regulatory and economic developments; (xi) potential business uncertainty, including changes to existing business relationships, during the pendency of the Intended Business Separations that could affect the Company’s financial performance and (xii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks, as well as other risks associated with the merger and the Intended Business Separations, are more fully discussed in (1) the Registration Statement and (2) the current, quarterly and annual reports filed with the SEC by DowDuPont and to the extent incorporated by reference into the Registration Statement, by Dow and DuPont. While the list of factors presented here is, and the list of factors presented in the Registration Statement are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DowDuPont’s, Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Neither DowDuPont, Dow or DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Part II, Item 1A of this Form 10-Q).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DowDuPont Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$15,354	$12,483	$42,418	$35,138
Cost of sales	12,170	9,840	33,130	27,066
Research and development expenses	522	399	1,343	1,159
Selling, general and administrative expenses	990	738	2,468	2,166
Amortization of intangibles	244	162	556	387
Restructuring and asset related charges - net	179	—	166	452
Integration and separation costs	354	127	599	228
Equity in earnings of nonconsolidated affiliates	152	70	402	191
Sundry income (expense) - net	361	22	237	1,369
Interest expense and amortization of debt discount	283	220	728	629
Income from continuing operations before income taxes	1,125	1,089	4,067	4,611
Provision for income taxes on continuing operations	571	271	1,239	291
Income from continuing operations, net of tax	554	818	2,828	4,320
Loss from discontinued operations, net of tax	(20)	—	(20)	—
Net income	534	818	2,808	4,320
Net income attributable to noncontrolling interests	20	14	85	54
Net income attributable to DowDuPont Inc.	514	804	2,723	4,266
Preferred stock dividends	—	85	—	255
Net income available for DowDuPont Inc. common stockholders	$514	$719	$2,723	$4,011

Per common share data:
Earnings per common share from continuing operations - basic	$0.33	$0.64	$2.05	$3.60
Loss per common share from discontinued operations - basic	(0.01)	—	(0.01)	—
Earnings per common share - basic	$0.32	$0.64	$2.04	$3.60
Earnings per common share from continuing operations - diluted	$0.33	$0.63	$2.02	$3.48
Loss per common share from discontinued operations - diluted	(0.01)	—	(0.01)	—
Earnings per common share - diluted	$0.32	$0.63	$2.01	$3.48

Dividends declared per share of common stock	$0.46	$0.46	$1.38	$1.38
Weighted-average common shares outstanding - basic	1,577.8	1,112.4	1,330.7	1,108.8
Weighted-average common shares outstanding - diluted	1,595.3	1,127.4	1,348.8	1,220.4

Depreciation	$708	$573	$1,820	$1,540
Capital Expenditures	$752	$1,060	$2,301	$2,877
See Notes to the Consolidated Financial Statements beginning on page 9.

DowDuPont Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net Income	$534	$818	$2,808	$4,320
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(51)	8	(43)	42
Cumulative translation adjustments	(379)	83	247	325
Pension and other postretirement benefit plans	105	93	308	640
Derivative instruments	32	(20)	(57)	(21)
Total other comprehensive income (loss)	(293)	164	455	986
Comprehensive Income	241	982	3,263	5,306
Comprehensive income attributable to noncontrolling interests, net of tax	26	35	119	103
Comprehensive Income Attributable to DowDuPont Inc.	$215	$947	$3,144	$5,203
See Notes to the Consolidated Financial Statements beginning on page 9.

DowDuPont Inc.
Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	Sep 30, 2017	Dec 31, 2016
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2017: $115; 2016: $75)	$13,148	$6,607
Marketable securities	1,826	—
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2017: $171; 2016: $110)	11,250	4,666
Other	7,006	4,312
Inventories	17,255	7,363
Other current assets	1,145	711
Assets held for sale	3,171	—
Total current assets	54,801	23,659
Investments
Investment in nonconsolidated affiliates	5,650	3,747
Other investments (investments carried at fair value - 2017: $1,408; 2016: $1,959)	2,450	2,969
Noncurrent receivables	743	708
Total investments	8,843	7,424
Property
Property	72,227	57,438
Less accumulated depreciation	36,008	33,952
Net property (variable interest entities restricted - 2017: $925; 2016: $961)	36,219	23,486
Other Assets
Goodwill	60,698	15,272
Other intangible assets (net of accumulated amortization - 2017: $4,990; 2016: $4,295)	33,420	6,026
Deferred income tax assets	1,810	3,079
Deferred charges and other assets	2,736	565
Total other assets	98,664	24,942
Total Assets	$198,527	$79,511
Liabilities and Equity
Current Liabilities
Notes payable	$5,176	$272
Long-term debt due within one year	1,906	635
Accounts payable:
Trade	7,648	4,519
Other	3,862	2,097
Income taxes payable	729	600
Accrued and other current liabilities	7,849	4,481
Liabilities held for sale	108	—
Total current liabilities	27,278	12,604
Long-Term Debt (variable interest entities nonrecourse - 2017: $310; 2016: $330)	29,819	20,456
Other Noncurrent Liabilities
Deferred income tax liabilities	9,125	923
Pension and other postretirement benefits - noncurrent	18,413	11,375
Asbestos-related liabilities - noncurrent	1,266	1,364
Other noncurrent obligations	8,092	5,560
Total other noncurrent liabilities	36,896	19,222
Stockholders' Equity
Common stock (2017: authorized 5,000,000,000 shares of $0.01 par value each, issued 2,339,396,931 shares; 2016: authorized 1,500,000,000 shares of $2.50 par value each, issued 1,242,794,836)	23	3,107
Additional paid-in capital	81,116	4,262
Retained earnings	31,366	30,338
Accumulated other comprehensive loss	(9,367)	(9,822)
Unearned ESOP shares	(192)	(239)
Treasury stock at cost (2017: zero shares; 2016: 31,661,501 shares)	—	(1,659)
DowDuPont's stockholders' equity	102,946	25,987
Noncontrolling interests	1,588	1,242
Total equity	104,534	27,229
Total Liabilities and Equity	$198,527	$79,511
See Notes to the Consolidated Financial Statements beginning on page 9.

DowDuPont Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016
Operating activities
Net income	$2,808	$4,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,518	2,067
Provision (credit) for deferred income tax	570	(990)
Earnings of nonconsolidated affiliates less than dividends received	201	341
Net periodic pension benefit cost	306	312
Pension contributions	(463)	(567)
Net gain on sales of assets, businesses and investments	(475)	(179)
Net gain on step acquisition of nonconsolidated affiliate	—	(2,445)
Restructuring and asset related charges - net	166	452
Amortization of inventory step-up	429	—
Other net loss	228	300
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,154)	(1,435)
Proceeds from interests in trade accounts receivable conduits	939	882
Inventories	(1,490)	(39)
Accounts payable	1,627	1,031
Other assets and liabilities, net	(741)	(331)
Cash provided by operating activities	4,469	3,719
Investing activities
Capital expenditures	(2,301)	(2,877)
Investment in gas field developments	(98)	(81)
Construction of assets pending sale / leaseback	—	(12)
Proceeds from sale / leaseback of assets	—	32
Purchases of previously leased assets	(2)	—
Payment into escrow account	(130)	(835)
Distribution from escrow account	130	835
Proceeds from sales of property and businesses, net of cash divested	522	217
Acquisitions of property and businesses, net of cash acquired	(28)	(187)
Cash acquired in merger transaction	4,005	—
Cash acquired in step acquisition of nonconsolidated affiliate	—	1,050
Investments in and loans to nonconsolidated affiliates	(694)	(831)
Distributions and loan repayments from nonconsolidated affiliates	56	10
Proceeds from sale of ownership interests in nonconsolidated affiliates	64	—
Purchases of investments	(476)	(426)
Proceeds from sales and maturities of investments	2,088	607
Other investing activities, net	(2)	—
Cash provided by (used for) investing activities	3,134	(2,498)
Financing activities
Changes in short-term notes payable	953	(69)
Proceeds from issuance of long-term debt	—	32
Payments on long-term debt	(591)	(523)
Purchases of treasury stock	—	(416)
Proceeds from issuance of company stock	32	—
Proceeds from sales of common stock	423	320
Employee taxes paid for share-based payment arrangements	(89)	(65)
Distributions to noncontrolling interests	(58)	(85)
Purchases of noncontrolling interests	—	(202)
Dividends paid to stockholders	(1,947)	(1,782)
Other financing activities, net	(2)	(2)
Cash used for financing activities	(1,279)	(2,792)
Effect of exchange rate changes on cash	254	26
Cash reclassified as held for sale	(37)	—
Increase (decrease) in cash and cash equivalents	6,541	(1,545)
Cash and cash equivalents at beginning of year	6,607	8,577
Cash and cash equivalents at end of period	$13,148	$7,032
See Notes to the Consolidated Financial Statements beginning on page 9.

DowDuPont Inc.
Consolidated Statements of Equity

In millions (Unaudited)	Preferred Stock	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2016
Balance at Jan 1, 2016	$4,000	$3,107	$4,936	$28,425	$(8,667)	$(272)	$(6,155)	$809	$26,183
Net income available for DowDuPont Inc. common stockholders	—	—	—	4,011	—	—	—	—	4,011
Other comprehensive income (loss)	—	—	—	—	986	—	—	—	986
Dividends ($1.38 per common share)	—	—	—	(1,531)	—	—	—	—	(1,531)
Common stock issued/sold	—	—	320	—	—	—	606	—	926
Stock-based compensation and allocation of ESOP shares	—	—	(340)	—	—	46	—	—	(294)
Impact of noncontrolling interests	—	—	—	—	—	—	—	505	505
Treasury stock purchases	—	—	—	—	—	—	(416)	—	(416)
Other	—	—	—	(21)	—	—	—	—	(21)
Balance at Sep 30, 2016	$4,000	$3,107	$4,916	$30,884	$(7,681)	$(226)	$(5,965)	$1,314	$30,349
2017
Balance at Jan 1, 2017	$—	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for DowDuPont Inc. common stockholders	—	—	—	2,723	—	—	—	—	2,723
Other comprehensive income (loss)	—	—	—	—	455	—	—	—	455
Dividends ($1.38 per common share)	—	—	—	(1,673)	—	—	—	—	(1,673)
Common stock issued/sold	—	—	455	—	—	—	724	—	1,179
Stock-based compensation and allocation of ESOP shares	—	—	(428)	—	—	47	—	—	(381)
Impact of noncontrolling interests	—	—	—	—	—	—	—	346	346
Merger impact	—	(3,084)	76,829	—	—	—	935	—	74,680
Other	—	—	(2)	(22)	—	—	—	—	(24)
Balance at Sep 30, 2017	$—	$23	$81,116	$31,366	$(9,367)	$(192)	$—	$1,588	$104,534
See Notes to the Consolidated Financial Statements beginning on page 9.

DowDuPont Inc. PART I - FINANCIAL INFORMATION, Item 1. Financial Statements Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("Dow") and E. I. du Pont de Nemours and Company ("DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont" or the "Company") and, as a result, Dow and DuPont became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Dow was determined to be the accounting acquirer in the Merger. As a result, the historical financial statements of Dow for periods prior to the Merger are considered to be the historical financial statements of DowDuPont.

On August 31, 2017, Dow's common stock, par value $2.50 per share, and DuPont's common stock, par value $0.30 per share, were voluntarily delisted from the New York Stock Exchange ("NYSE") in connection with the Merger and were suspended from trading on the NYSE prior to the open of trading on September 1, 2017. DowDuPont's common stock, par value $0.01 per share, commenced trading on the NYSE under ticker symbol DWDP on September 1, 2017.

The unaudited interim consolidated financial statements of DowDuPont and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These unaudited interim consolidated financial statements also include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Investments in nonconsolidated affiliates (20-50 percent owned companies or less than 20 percent owned companies over which significant influence is exercised) are accounted for using the equity method.

Except as otherwise indicated by the context, the term "Dow" means The Dow Chemical Company and its consolidated subsidiaries; "DuPont" means E. I. du Pont de Nemours and Company and its consolidated subsidiaries; "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Dow; and, "Dow Corning" means Dow Corning Corporation, a wholly owned subsidiary of Dow.

Use of Estimates in Financial Statement Preparation
The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Significant Accounting Policies
Asbestos-Related Matters
Accruals for asbestos-related matters, including defense and processing costs, are recorded based on an analysis of claim and resolution activity, defense spending, and pending and future claims. These accruals are assessed at each balance sheet date to determine if the asbestos-related liability remains appropriate. Accruals for asbestos-related matters are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent.”

Legal Costs
The Company expenses legal costs as incurred, with the exception of defense and processing costs associated with asbestos-related matters.

Foreign Currency Translation
The local currency or U.S. dollar have been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets in "Accumulated other comprehensive loss" ("AOCL"). For certain subsidiaries, the U.S. dollar is used as the functional currency. This occurs when the subsidiary operates in an economic environment where the products produced and sold are tied to U.S. dollar-denominated markets, or when the foreign subsidiary operates in a hyper-inflationary environment. Where the U.S. dollar is used as the functional currency, foreign currency translation gains and losses are reflected in income.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets in “Accrued and other current liabilities” and “Other noncurrent obligations” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets in “Accounts and notes receivable - Other.”

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits and investments with maturities of three months or less at the time of purchase.

Financial Instruments
The Company calculates the fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available for various types of financial instruments (such as forwards, options and swaps), the Company uses standard pricing models with market-based inputs that take into account the present value of estimated future cash flows.

The Company utilizes derivatives to manage exposures to foreign currency exchange rates, commodity prices and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCL, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in AOCL, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and nonderivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in AOCL as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately.

Gains and losses on derivatives designated and qualifying as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.

Inventories
Inventories are stated at the lower of cost or net realizable value. The method of determining cost for each subsidiary varies among last-in, first-out (“LIFO”); first-in, first-out (“FIFO”); and average cost, and is used consistently from year to year.

The Company routinely exchanges and swaps raw materials and finished goods with other companies to reduce delivery time, freight and other transportation costs. These transactions are treated as non-monetary exchanges and are valued at cost.

Property
Land, buildings and equipment, including property under capital lease agreements, are carried at cost less accumulated depreciation. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Impairment and Disposal of Long-Lived Assets
The Company evaluates long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on bids received from third parties, prices of similar assets or other valuation methodologies including a discounted cash flow analysis based on market participant assumptions.

Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value, and depreciation is recognized over the remaining useful life of the assets.

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business combination exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. The Company primarily utilizes a discounted cash flow methodology to calculate the fair value of its reporting units.

Finite-lived intangible assets such as purchased customer lists, developed technology, patents, trademarks and software, are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from three to twenty years, or amortized based on units of production. Indefinite-lived intangible assets are reviewed for impairment or obsolescence annually, or more frequently when events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows.

Asset Retirement Obligations
The Company records asset retirement obligations as incurred and reasonably estimable, including obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The fair values of obligations are recorded as liabilities on a discounted basis and are accreted over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset.

Investments
Investments in debt and marketable equity securities (including warrants) are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in AOCL. Those classified as held-to-maturity are recorded at amortized cost. The cost of investments sold is determined by FIFO or specific identification. The Company routinely reviews available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis. When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the security is written down to fair value, establishing a new cost basis.

Revenue
Sales are recognized when the revenue is realized or realizable, and the earnings process is complete. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. As such, title to the product passes when the product is delivered to the freight carrier. The Company's standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of income.

Revenue related to Dow's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts. Revenue related to the initial licensing of patents and technology is recognized when earned; revenue related to running royalties is recognized according to licensee production levels.

Royalty Expense
The Company’s Agriculture segment currently has certain third party biotechnology trait license agreements, which require upfront and variable payments subject to the licensor meeting certain conditions. These payments are reflected as "Other current assets" and "Deferred charges and other assets" in the consolidated balance sheets and are amortized to "Cost of sales" in the consolidated statements of income as seeds containing the respective trait technology are utilized over the life of the license. The Company evaluates the carrying value of the prepaid royalties when events or changes in circumstances indicate the carrying value may not be recoverable.

Severance Costs
The Company routinely reviews its operations around the world in an effort to ensure competitiveness across its businesses and geographic regions. When the reviews result in a workforce reduction related to the shutdown of facilities or other optimization activities, severance benefits are provided to employees primarily under Dow and DuPont's ongoing benefit arrangements. These severance costs are accrued once management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated.

Integration and Separation Costs
The Company classifies expenses related to the Merger and the ownership restructure of Dow Corning as "Integration and separation costs" in the consolidated statements of income. Merger-related costs include: costs incurred to prepare for and close the Merger, post-Merger integration expenses and costs incurred to prepare for the separation of the Company’s agriculture, materials science and specialty products businesses. The Dow Corning related-costs include: costs incurred to prepare for and close the ownership restructure as well as integration expenses. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Income taxes payable” and the long-term portion is included in “Other noncurrent obligations” in the consolidated balance sheets.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

Earnings per Common Share
The calculation of earnings per common share is based on the weighted-average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all dilutive potential common shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive.

Adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
In the first quarter of 2017, the Company adopted ASU 2016-09 and elected to apply changes on a retrospective basis to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements. See Note 2 for additional information. A summary of the changes made to the consolidated statements of cash flows for the nine months ended September 30, 2016, is included in the following table:

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Operating Activities
Excess tax benefits from share-based payment arrangements	$(39)	$—
Other assets and liabilities, net	$455	$520
Cash provided by operating activities	$3,615	$3,719
Financing Activities
Excess tax benefits from share-based payment arrangements	$39	$—
Employee taxes paid for share-based payment arrangements	$—	$(65)
Cash used in financing activities	$(2,688)	$(2,792)

Changes in Financial Statement Presentation
As a result of the Merger, certain reclassifications of prior period amounts have been made to improve comparability and conform to the current period presentation. Presentation changes were made to the consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of equity. In addition, certain reclassifications of prior period data have been made in the Notes to the Consolidated Financial Statements to conform to the current period presentation.

The changes to the financial statements are summarized as follows:

Consolidated Statements of Income
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and have been reclassified from “Cost of sales” and “Selling, general and administrative expenses.” In addition, “Interest income” has been reclassified to “Sundry income (expense) - net.”  A summary of the changes made to the consolidated statements of income is as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended		Nine Months Ended
	Sep 30, 2016		Sep 30, 2016
In millions	As Filed	Updated	As Filed	Updated
Cost of sales	$9,841	$9,840	$27,067	$27,066
Selling, general and administrative expenses	$864	$738	$2,393	$2,166
Integration and separation costs	$—	$127	$—	$228
Sundry income (expense) - net	$(4)	$22	$1,305	$1,369
Interest income	$26	$—	$64	$—

Consolidated Balance Sheets
The Company reclassified “Dividends payable” to “Accrued and other current liabilities” and the current portion of deferred revenue has been reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” In addition, certain derivative assets have been reclassified from “Accounts and notes receivable - Other” to “Other current assets” and certain derivative liabilities have been reclassified from “Accounts payable - Other” to “Accrued and other current liabilities.” A summary of the changes made to the consolidated balance sheets is as follows:

Summary of Changes to the Consolidated Balance Sheets	Dec 31, 2016
In millions	As Filed	Updated
Accounts and notes receivable - Other	$4,358	$4,312
Other current assets	$665	$711
Accounts payable - Other	$2,401	$2,097
Dividends payable	$508	$—
Accrued and other current liabilities	$3,669	$4,481

Consolidated Statements of Cash Flows
A summary of the changes made to the consolidated statements of cash flows is as follows:

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Operating Activities
Net periodic pension benefit cost	$—	$312
Net gain on sales of assets, businesses and investments	$—	$(179)
Net gain on sales of investments	$(97)	$—
Net gain on sales of property, businesses and consolidated companies	$(82)	$—
Other net loss	$97	$300
Accounts payable	$695	$1,031
Other assets and liabilities, net [1]	$520	$(331)
Financing Activities
Transaction financing, debt issuance and other costs	$(2)	$—
Other financing activities, net	$—	$(2)

1.	As updated for ASU 2016-09.

Consolidated Statements of Equity
A summary of the changes made to the consolidated statements of equity is as follows:

Summary of Changes to the Consolidated Statements of Equity	Nine Months Ended
	Sep 30, 2016
In millions	As Filed	Updated
Dividend equivalents on participating securities	$(21)	$—
Other	$—	$(21)

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2017, the Company adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Under the new guidance, excess tax benefits related to equity compensation are recognized in "Provision for income taxes on continuing operations" in the consolidated statements of income rather than in "Additional paid-in capital" in the consolidated balance sheets and this change was applied on a prospective basis. Changes to the consolidated statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted at September 30, 2017
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09.

In May 2014, the FASB and International Accounting Standards Board formed The Joint Transition Resource Group for Revenue Recognition ("TRG"), consisting of financial statement preparers, auditors and users, to seek feedback on potential issues related to the implementation of the new revenue standard. As a result of feedback from the TRG, the FASB issued additional guidance to provide clarification, implementation guidance and practical expedients to address some of the challenges of implementation. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarity and implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09.

The Company has a team in place to analyze ASU 2014-09 and the related ASU's across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company is completing contract evaluations and validating the results from applying the requirements under the new standard. The Company is in the process of finalizing its accounting policies, drafting the new disclosures, quantifying the potential financial adjustment and completing its evaluation of the impact of the accounting and disclosure requirements on its business processes, controls and systems. Full implementation will be complete by the end of 2017. Based on analysis completed to date, the Company expects the potential impact on accounting for product sales and licensing arrangements to remain substantially unchanged. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a team in place to evaluate the new guidance and to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows and addresses eight specific cash flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented, if practicable. Early adoption is permitted, including adoption in an interim period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. All amendments must be adopted in the same period. A key provision in the new guidance will impact the presentation of interests in certain trade accounts receivable conduits in the consolidated statements of cash flows. The Company is currently evaluating the impact of adopting this guidance in the first quarter of 2018.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which addresses the diversity in practice on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The new guidance will change the presentation of restricted cash in the consolidated statements of cash flows and will be applied retrospectively in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business," which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. The Company will adopt the new guidance in the first quarter of 2018 and will apply it to all applicable transactions after the adoption date.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is planning to early adopt the new guidance for the annual goodwill impairment tests that will be performed in the fourth quarter of 2017.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial

Assets," which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification ("ASC") 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). The new standard is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2017, and an entity is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. The Company is planning to apply the new guidance with the implementation of the new revenue standard in the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company is currently evaluating the impact of adopting this guidance.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under ASC 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - BUSINESS COMBINATIONS
Merger of Equals of Dow and DuPont
At the effective time of the Merger, each share of common stock, par value $2.50 per share, of Dow (the "Dow Common Stock") (excluding any shares of Dow Common Stock that were held in treasury immediately prior to the effective time of the Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive one fully paid and non-assessable share of common stock, par value $0.01 per share, of DowDuPont (the "DowDuPont Common Stock"). Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share, of DuPont (the “DuPont Common Stock”) (excluding any shares of DuPont Common Stock that were held in treasury immediately prior to the effective time of the Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of DuPont Preferred Stock $4.50 Series and DuPont Preferred Stock $3.50 Series (collectively, the “DuPont Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger remains issued and outstanding and was unaffected by the Merger.

As provided in the Merger Agreement, at the effective time of the Merger, Dow stock options and other equity awards were generally automatically converted into stock options and equity awards with respect to DowDuPont Common Stock and DuPont stock options and other equity awards, after giving effect to the exchange ratio, were converted into stock options and equity awards with respect to DowDuPont Common Stock, and otherwise generally on the same terms and conditions under the applicable plans and award agreements immediately prior to the effective time of the Merger. See Note 17 for additional information.

DowDuPont intends to pursue, subject to the receipt of regulatory approvals and approval by the board of directors of DowDuPont, the separation of the combined Company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

Preliminary Allocation of Purchase Price
Based on an evaluation of the provisions of ASC 805, "Business Combinations," Dow was determined to be the accounting acquirer in the Merger. DowDuPont has applied the acquisition method of accounting with respect to the assets and liabilities of DuPont, which have been measured at fair value as of the date of the Merger.

DuPont's assets and liabilities were measured at estimated fair values as of August 31, 2017, primarily using Level 3 inputs. Estimates of fair value represent management's best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The total fair value of consideration transferred for the Merger was approximately $74,680 million. Total consideration is comprised of the equity value of the DowDuPont shares as of August 31, 2017, that were issued in exchange for DuPont shares, the cash value for fractional shares, and the portion of DuPont's share awards and share options earned as of August 31, 2017. Share awards and share options converted to DowDuPont equity instruments, but not vested, were $144 million as of August 31, 2017, which will be expensed over the remaining future vesting period.

The following table summarizes the fair value of consideration exchanged as a result of the Merger:

Consideration
(In millions, except exchange ratio)
DuPont Common Stock outstanding as of Aug 31, 2017	868.3
DuPont exchange ratio	1.2820
DowDuPont Common Stock issued in exchange for DuPont Common Stock	1,113.2
Fair value of DowDuPont Common Stock issued [1]	$74,195
Fair value of DowDuPont equity awards issued in exchange for outstanding DuPont equity awards [2]	485
Total consideration	$74,680

1.	Amount was determined based on the price per share of Dow Common Stock of $66.65 on August 31, 2017.

2.
Represents the fair value of replacement awards issued for DuPont's equity awards outstanding immediately before the Merger and attributable to the service periods prior to the Merger. The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock.

The acquisition method of accounting requires, among other things, that identifiable assets acquired and liabilities assumed be recognized on the balance sheet at fair value as of the acquisition date. In determining the fair value, DowDuPont utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, supplemented by current and anticipated market conditions, and growth rates.

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the Merger. Final determination of the fair values may result in further adjustments to the values presented in the following table:

DuPont Assets Acquired and Liabilities Assumed on Aug 31, 2017
In millions
Fair Value of Assets Acquired
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable - Trade	6,199
Accounts and notes receivable - Other	1,652
Inventories	8,886
Other current assets	360
Assets held for sale	3,184
Investment in nonconsolidated affiliates	1,685
Other investments	50
Noncurrent receivables	84
Net property	12,122
Goodwill [1]	45,501
Other intangible assets [1]	27,844
Deferred income tax assets	487
Deferred charges and other assets	1,942
Total Assets	$116,850
Fair Value of Liabilities Assumed
Notes Payable	$4,046
Long-term debt due within one year	1,273
Accounts payable - Trade	2,344
Accounts payable - Other	939
Income taxes payable	140
Accrued and other current liabilities	3,517
Liabilities held for sale	104
Long-Term debt	9,878
Deferred income tax liabilities	9,408
Pension and other postretirement benefits - noncurrent [2]	8,092
Other noncurrent obligations	2,028
Total Liabilities	$41,769
Noncontrolling interests	401
Net Assets (Consideration for the Merger)	$74,680

1.	See Note 10 for additional information.

2.	Includes pension and other postretirement benefits as well as long-term disability obligations.

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Inventories
Acquired inventory is comprised of finished goods of $5,115 million, work in process of $3,066 million and raw materials of $705 million. Fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. Fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials was determined to approximate the historical carrying value. For inventory accounted for under the FIFO method and average cost method, the preliminary fair value step up of inventories will be recognized in "Cost of sales" as the inventory is sold. The pre-tax amount recognized for the three and nine months ended September 30, 2017, was $429 million, of which $360 million is reflected in "Cost of sales" within "Income from continuing operations before income taxes" and $69 million is reflected in "Loss from discontinued operations, net of tax" in the consolidated statements of income. For inventory accounted for under the LIFO method, the acquired inventory becomes the LIFO base layer inventory.

Net Property
Property, plant and equipment is comprised of land and land improvements of $967 million, buildings of $2,615 million, machinery and equipment of $7,540 million and construction in progress of $1,000 million. The preliminary estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for property, plant and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for the Merger over the preliminary net fair value of assets and liabilities acquired was recorded as goodwill. The Merger resulted in the recognition of $45,501 million of goodwill, which is not deductible for tax purposes. Goodwill largely consists of expected cost synergies resulting from the Merger and the Intended Business Separations, the assembled workforce of DuPont and future technology and customers. Cost synergies will be achieved through a combination of workforce consolidations and savings from actions such as procurement synergies, harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices and leveraging existing research and development knowledge management systems.

Other Intangible Assets
Other intangible assets primarily consist of acquired customer-related, developed technology, trademarks and tradenames and germplasm. The preliminary customer-related value was determined using the excess earnings method while the preliminary developed technology, trademarks and tradenames and germplasm values were primarily determined utilizing the relief from royalty method. Both the excess earnings and relief from royalty methods are forms of the income approach. Refer to Note 10 for further information on other intangible assets.

Deferred Income Tax Assets and Liabilities
The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates in the jurisdictions in which legal title of the underlying asset or liability resides.

The preliminary fair value of “Deferred income tax assets” includes a $172 million adjustment to derecognize certain historical net operating losses that will not be fully realized as a result of the Merger. Included in the fair value adjustment related to “Deferred income tax liabilities” is a $546 million adjustment reflecting a change in determination as to the reinvestment strategy of certain foreign operations of DuPont.

Pension and Other Postretirement Liabilities
DowDuPont recognized a pretax net liability of $8,449 million, representing the unfunded portion of DuPont’s defined-benefit pension and other postretirement benefit ("OPEB") plans. Dow and DuPont did not merge their pension and OPEB plans as a result of the Merger. Refer to Note 16 for further information on pension and OPEB.

Other Assets Acquired and Liabilities Assumed
DowDuPont utilized the carrying values net of allowances to value accounts and notes receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represent the fair value of those items at the Merger date.

The following table provides "Net sales" and "Loss from continuing operations before income taxes" of DuPont included in the Company's results since the August 31, 2017 Merger. Included in the results from DuPont was $40 million of "Restructuring and asset related charges - net" (see Note 4 for additional information), $360 million that was recognized in "Cost of sales" as inventory was sold related to the fair value step-up of inventories and $71 million of "Integration and separation costs."

DuPont Results of Operations	Sep 1 -
In millions	Sep 30, 2017
Net sales	$1,734
Loss from continuing operations before income taxes	$(303)

As a condition of the European Commission ("EC"), Chinese Ministry of Commerce, Brazilian Administrative Council for Economic Defense and U.S. Department of Justice ("DOJ") approval of the Merger, Dow and DuPont were required to divest the following:

Dow Merger Remedy - Divestiture of the Global Ethylene Acrylic Acid ("EAA") Copolymers and Ionomers Business
On February 2, 2017, as a condition of regulatory approval of the Merger, Dow announced it would divest its global EAA copolymers and ionomers business to SK Global Chemical Co., Ltd. The divestiture included production assets located in Freeport, Texas, and Tarragona, Spain, along with associated intellectual property and product trademarks. Under terms of the purchase agreement, SK Global Chemical Co., Ltd will honor certain customer and supplier contracts and other agreements. On September 1, 2017, the sale was completed for $296 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In the third quarter of 2017, the Company recognized a pretax gain of $227 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Packaging & Specialty Plastics segment.

EAA Copolymers and Ionomers Assets Divested on Sep 1, 2017
In millions
Current assets	$34
Net property	12
Goodwill	23
Net carrying value divested	$69

Dow Merger Remedy - Divestiture of a Portion of Dow AgroSciences' Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger, Dow announced it had entered into a definitive agreement with CITIC Agri Fund to sell a select portion of Dow AgroSciences' corn seed business in Brazil, part of the Agriculture segment, for a purchase price of $1.1 billion. The agreement includes the sale of some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time. The sale is expected to close in the fourth quarter of 2017.

The Company evaluated the divestiture of the EAA copolymers and ionomers business and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. The expected divestiture of a portion of Dow AgroSciences' corn seed business does not qualify as a component of the Company. As a result, these divestitures were not reported as discontinued operations.

DuPont Merger Remedy - Divested Ag Business
As a condition of the regulatory approval of the Merger, DuPont is required to divest certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically DuPont’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including Rynaxypyr®, Cyazypyr® and Indoxacarb as well as the Crop Protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, DuPont entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC will acquire the Crop Protection business and R&D assets that DuPont is required to divest in order to obtain

EC approval of the Merger as described above (the "Divested Ag Business"), and DuPont has agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions"). The assets and liabilities related to the Divested Ag Business at September 30, 2017 are classified as held for sale and therefore are reported as discontinued operations in accordance with ASC 205-20, "Presentation of Financial Statements, Discontinued Operations." Earnings of the Divested Ag Business are included in “Loss from discontinued operations, net of tax" in the consolidated statements of income.

On November 1, 2017, DuPont completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the Acquired H&N Business. The preliminary fair value, as determined by DuPont, of the Acquired H&N Business is $1,900 million. The FMC Transactions include cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business, subject to adjustments for inventory of the Divested Ag Business and net working capital of the Acquired H&N Business.

The Company will apply the acquisition method of accounting in accordance with ASC 805, "Business Combinations," to the Acquired H&N Business which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. As a result of the very recent closing of the FMC Transactions and the Company's limited access to the Acquired H&N Business information prior to the closing, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed.

The results of operations of DuPont's Divested Ag Business are presented as discontinued operations as summarized below, representing activity subsequent to the Merger:

Results of Operations of DuPont's Divested Ag Business	Three and Nine Months Ended
In millions	Sep 30, 2017
Net sales	$116
Cost of sales	110
Research and development expenses	9
Selling, general and administrative expenses	29
Loss from discontinued operations before income taxes	$(32)
Benefit from income taxes	(12)
Loss from discontinued operations, net of tax	$(20)

The following table presents capital expenditures of the discontinued operations related to DuPont's Divested Ag Business, representing activity subsequent to the Merger:

Capital Expenditures of DuPont's Divested Ag Business	Three and Nine Months Ended
In millions	Sep 30, 2017
Capital expenditures	$4

The carrying amount of major classes of assets and liabilities classified as assets and liabilities held for sale at September 30, 2017, related to DuPont's Divested Ag Business consists of the following:

Carrying Values of Assets and Liabilities of DuPont's Divested Ag Business
In millions	Sep 30, 2017
Cash and cash equivalents	$125
Accounts and notes receivable - net	39
Inventories	973
Other current assets	1
Net property	523
Goodwill	145
Other intangible assets	1,360
Deferred charges and other assets	5
Total assets held for sale	$3,171
Accounts payable	$62
Accrued and other current liabilities	13
Pension and other postretirement benefits - noncurrent	12
Other noncurrent obligations	21
Total liabilities held for sale	$108

Unaudited Supplemental Pro Forma Information
The DowDuPont unaudited pro forma results presented below were prepared pursuant to the requirements of ASC 805, "Business Combinations" and give effect to the Merger as if it had been consummated on January 1, 2016. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the Merger been completed on January 1, 2016. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved from DowDuPont.

The pro forma results include adjustments for the preliminary purchase accounting impact (including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, amortization of the fair value adjustment to investment in nonconsolidated affiliates, and reduction of interest expense related to the fair value adjustment to long-term debt, along with the related tax impacts), the alignment of accounting policies, and the elimination of transactions between Dow and DuPont. Other adjustments are reflected in the pro forma results as follows:

•
From January 1, 2016 through September 30, 2017, Dow and DuPont have collectively incurred $441 million after tax ($536 million pre tax) of costs to prepare for and close the Merger. These Merger costs have been reflected within the results of operations in the pro forma results presented below as if they were incurred on January 1, 2016. The costs incurred related to integration and to prepare for the Intended Business Separations are reflected in the pro forma results in the period in which they were incurred.

•
The Company incurred an after tax charge of $253 million ($302 million pre tax) in the third quarter of 2017 related to the fair value step-up of inventories acquired and sold, excluding the acquired inventory related to DuPont's Seed business. The 2017 pro forma results were adjusted to exclude this charge. The pro forma results for the nine months ended September 30, 2016 were adjusted to include this charge, as well as estimated charges of $769 million after tax ($868 million pre tax) related to the remaining fair value step-up of inventories to be sold, excluding acquired inventory related to DuPont's Seed business.

•
To align with seasonality, charges related to the fair value step-up of acquired inventory related to DuPont’s Seed business are reflected in the pro forma results based on actual quantity of units sold during those periods as if the fair value step-up of inventories had occurred on January 1, 2016. Accordingly, $35 million after tax ($50 million pre tax) and $273 million after tax ($393 million pre tax) of charges for the three and nine months ended September 30, 2017 and $105 million after tax ($151 million pre tax) and $1,102 million after tax ($1,495 million pre tax) of charges for the three and nine months ended September 30, 2016 are reflected in the pro forma results.

•
The pro forma results for the nine months ended September 30, 2016 were adjusted to include charges related to change-in-control provisions within a U.S. non-qualified pension plan for Dow and within other certain employee agreements as if they were incurred on January 1, 2016. The majority of these charges represent a pension settlement charge of approximately $300 million after tax ($450 million pre tax) expected to be recorded in the fourth quarter of 2017. See Note 16 for further information.

•
The 2017 pro forma results were adjusted to exclude a $170 million after tax charge incurred in September 2017 related to the impact of change in tax attributes. The pro forma results for the nine months ended September 30, 2016, were adjusted to include this charge as if it were incurred on January 1, 2016.

The unaudited pro forma results for all periods presented below exclude the results of operations of the DuPont Divested Ag Business as this divestiture is reflected as discontinued operations. The Dow global EAA copolymers and ionomers business, through August 31, 2017, and Dow Agrosciences’ corn seed business divestitures are included in the results from continuing operations in the unaudited pro forma results presented below, for all periods presented, as these divestitures do not qualify for discontinued operations.

DowDuPont Pro Forma Results of Operations	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Net sales	$18,319	$17,109	$59,620	$53,388
Income from continuing operations, net of tax	$762	$516	$4,351	$2,744
Earnings per common share from continuing operations - basic	$0.31	$0.18	$1.82	$1.08
Earnings per common share from continuing operations - diluted	$0.31	$0.18	$1.80	$1.07

Integration and Separation Costs
"Integration and separation costs" have been and are expected to be significant. The Company incurred "Integration and separation costs" for the three months ended September 30, 2017 of $354 million ($127 million for the three months ended September 30, 2016) and $599 million for the nine months ended September 30, 2017 ($228 million for the nine months ended September 30, 2016). These costs to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-merger integration and separation, and ownership restructure of Dow Corning. While the Company has assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.

Ownership Restructure of Dow Corning
On June 1, 2016, Dow announced the closing of the transaction with Corning Incorporated ("Corning"), Dow Corning and HS Upstate Inc., (“Splitco”), pursuant to which Corning exchanged with Dow Corning its 50 percent equity interest in Dow Corning for 100 percent of the stock of Splitco which held Corning's historical proportional interest in the Hemlock Semiconductor Group ("HSC Group") and approximately $4.8 billion in cash (the “DCC Transaction”). As a result of the DCC Transaction, Dow Corning, previously a 50:50 joint venture between Dow and Corning, became a wholly owned subsidiary of Dow.

At June 1, 2016, Dow's equity interest in Dow Corning, excluding the HSC Group, was $1,968 million. This equity interest was remeasured to fair value. As a result, Dow recognized a non-taxable gain of $2,445 million in the second quarter of 2016, net of closing costs and other comprehensive loss related to Dow's interest in Dow Corning. The gain was included in "Sundry income (expense) - net" and related to Performance Materials & Coatings ($1,617 million), Electronics & Imaging ($512 million) and Transportation & Advanced Polymers ($316 million). Dow recognized a tax benefit of $141 million on the DCC Transaction in the second quarter of 2016, primarily due to the reassessment of a previously recognized deferred tax liability on the basis difference in Dow’s investment in Dow Corning.

Dow utilized an income approach with a discounted cash flow model to determine the fair value of Dow Corning. The valuation process resulted in a fair value of $9,636 million. The following table summarizes the fair values of Dow Corning's assets and liabilities, excluding the HSC Group, which are now fully consolidated by Dow. The valuation process was complete at December 31, 2016.

Dow Corning Assets Acquired and Liabilities Assumed on Jun 1, 2016
In millions
Fair Value of Previously Held Equity Investment, excluding the HSC Group	$4,818
Fair Value of Assets Acquired
Cash and cash equivalents	$1,050
Accounts and notes receivable - Trade	647
Accounts and notes receivable - Other	223
Inventories	1,147
Other current assets	51
Investment in nonconsolidated affiliates	110
Noncurrent receivables	112
Net property	3,996
Other intangible assets [1]	2,987
Deferred income tax assets	999
Other assets	98
Total Assets Acquired	$11,420
Fair Value of Liabilities Assumed
Accounts payable - Trade	$374
Income taxes payable	260
Accrued and other current liabilities	404
Other current liabilities	112
Long-Term Debt	4,672
Deferred income tax liabilities	1,858
Pension and other postretirement benefits - noncurrent [2]	1,241
Other noncurrent obligations	437
Total Liabilities Assumed	$9,358
Noncontrolling interests	$473
Goodwill	$3,229

1.	Includes $30 million of trademarks, $1,200 million of developed technology, $2 million of software and $1,755 million of customer-related intangibles.

2.	Includes pension and other postretirement benefits as well as long-term disability obligations.

The DCC Transaction resulted in the recognition of $3,229 million of goodwill which is not deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the DCC Transaction. Cost synergies will be achieved through a combination of workforce consolidation and savings from actions such as harmonizing energy contracts at large sites, optimizing warehouse and logistics footprints, implementing materials and maintenance best practices, combining information technology service structures and leveraging existing research and development knowledge management systems.

The fair value of "Accounts and notes receivable - Trade" acquired was $647 million, with gross amounts receivable of $654 million. The fair value step-up in "Inventories" acquired was an increase of $317 million, which was expensed to "Cost of sales" over a three-month period beginning on June 1, 2016, and reflected in the Performance Materials & Coatings ($213 million), Electronics & Imaging ($69 million) and Transportation & Advanced Polymers ($35 million) segments. Liabilities assumed from Dow Corning on June 1, 2016, included certain contingent liabilities relating to breast implant and other product liability claims which were valued at $290 million and included in "Other noncurrent obligations" and commercial creditor issues which were valued at $105 million and included in “Accrued and other current liabilities” in the consolidated balance sheets. See Note 13 for additional information on these contingent liabilities. Gross operating loss carryforwards of $568 million were assumed from Dow Corning on June 1, 2016. The operating loss carryforwards expire either in years beyond 2020 or have an indefinite carryforward period.

The Company evaluated the disclosure requirements under ASC 805, "Business Combinations," and determined the DCC Transaction was not considered a material business combination for purposes of disclosing the revenue and earnings of Dow Corning since the date of the ownership restructure as well as supplemental pro forma information.

Beginning in June 2016, the results of Dow Corning, excluding the HSC Group, are fully consolidated in Dow’s consolidated statements of income. Prior to June 2016, Dow’s 50 percent share of Dow Corning’s results of operations was reported in “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income. The results of the HSC Group continue to be treated as an equity method investment and are reported as “Equity in earnings of nonconsolidated affiliates” in the consolidated statements of income.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES
DowDuPont Cost Synergy Program
In September 2017, the Company approved initial post-merger actions under the DowDuPont Cost Synergy Program (the "Synergy Program") which is designed to integrate and optimize the organization following the Merger and Intended Business Separations. As a result of these actions, the Company recorded pretax restructuring charges of $179 million in the third quarter of 2017, comprised of severance and related benefit costs. These actions are expected to be substantially completed by September 30, 2019. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income and reflected in Corporate. The following table summarizes the activities related to the Company's 2017 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

2017 Restructuring Activities	Severance and Related Benefit Costs
In millions
2017 restructuring charges	$179
Cash payments	(20)
Non-cash compensation	(7)
Reserve balance at Sep 30, 2017	$152

Subsequent Event
On November 1, 2017, DowDuPont's Board of Directors (the “Board”) approved restructuring actions under the Synergy Program. The Company expects to record total pretax restructuring charges of about $2 billion, comprised of approximately $875 million to $975 million of severance and related benefits costs; $450 million to $800 million of asset related charges, and $400 million to $450 million of costs related to contract terminations. Current estimated total pretax restructuring charges include the $180 million recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $1 billion in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Restructuring Plans Initiated Prior to Merger
Dow 2016 Restructuring Plan
On June 27, 2016, the Board of Directors of Dow approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Corning. These actions, aligned with Dow's value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Corning. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, Dow recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance and related benefit costs of $268 million, asset related charges and other of $153 million and costs associated with exit and disposal activities of $28 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income and reflected in the segment results in the table that follows. The table also summarizes the activities related to Dow's 2016 restructuring reserve, which is included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

2016 Restructuring Activities	Severance and Related Benefit Costs	Asset Related Charges and Other	Costs Associated with Exit and Disposal Activities	Total
In millions
Performance Materials & Coatings	$—	$27	$15	$42
Industrial Intermediates & Infrastructure	—	70	13	83
Packaging & Specialty Plastics	—	10	—	10
Corporate	268	46	—	314
2016 restructuring charges	$268	$153	$28	$449
Charges against the reserve	—	(153)	—	(153)
Cash payments	(67)	—	(1)	(68)
Reserve balance at Dec 31, 2016	$201	$—	$27	$228
Adjustments to the reserve [1]	—	—	(3)	(3)
Cash payments	(141)	—	—	(141)
Reserve balance at Sep 30, 2017	$60	$—	$24	$84

1.	Included in "Restructuring and asset related charges - net" in the consolidated statements of income and reflected in the Performance Materials & Coatings segment.

Severance and Related Benefit Costs
The restructuring charge included severance and related benefit costs of $268 million for the separation of approximately 2,500 employees under the terms of Dow's ongoing benefit arrangements, primarily by June 30, 2018. These costs were charged against Corporate. At December 31, 2016, severance of $67 million was paid, leaving a liability of $201 million for approximately 1,700 employees. In the first nine months of 2017, severance of $141 million was paid, leaving a liability of $60 million for approximately 630 employees at September 30, 2017.

Asset Related Charges and Other
Asset related charges and other recorded in the second quarter of 2016 totaled $153 million. Details regarding the asset related charges and other are as follows:

•
Dow recorded a charge of $70 million for asset write-downs and write-offs including the shutdown of a solar manufacturing facility in Midland, Michigan; the write-down of a solar facility in Milpitas, California; and, the write-off of capital projects and in-process research and development. The charge was reflected in Industrial Intermediates & Infrastructure. The Midland facility was shut down in the third quarter of 2016.

•
To enhance competitiveness and streamline costs associated with the ownership restructure of Dow Corning, silicones manufacturing facilities in Yamakita, Japan, and Greensboro, North Carolina, will be shut down by the end of 2018. In addition, an idled facility was shut down in the second quarter of 2016. As a result, Dow recorded a charge of $25 million, reflected in Performance Materials & Coatings.

•
Dow will close and/or consolidate certain corporate facilities and data centers. Write-downs of $25 million were charged against Corporate. These facilities will be shut down no later than the end of the second quarter of 2018.

•
A decision was made to shut down a small manufacturing facility and to write-down other non-manufacturing assets, including a cost method investment and certain aircraft. Write-downs of $33 million were recorded, impacting Performance Materials & Coatings ($2 million), Packaging & Specialty Plastics ($10 million) and Corporate ($21 million). The manufacturing facility was shut down in the second quarter of 2016.

Costs Associated with Exit and Disposal Activities
The restructuring charges for costs associated with exit and disposal activities, including contract cancellation penalties, environmental remediation and warranty liabilities, totaled $28 million in the second quarter of 2016, impacting Industrial Intermediates & Infrastructure ($13 million) and Performance Materials & Coatings ($15 million).

Dow 2015 Restructuring Plan
The 2015 restructuring activities were substantially completed at June 30, 2017, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time.

Adjustments to Dow's 2015 Restructuring Plan
The following table summarizes adjustments made to the 2015 restructuring reserve for the three- and nine-month periods ended September 30, 2017 and 2016.

Adjustments to the 2015 Restructuring Reserve [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Severance and related benefit credits [2]	$—	$—	$(9)	$—
Asset related credits and other [3]	$—	$(1)	$—	$(3)
Costs (credits) associated with exit and disposal activities [4]	$—	$1	$(1)	$6

1.	Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

2.	The adjustment for the nine months ended September 30, 2017, was reflected in Corporate.

3.	The adjustments for the three- and nine-month periods ended September 30, 2016, were reflected in Safety & Construction.

4.
The adjustment for the three months ended September 30, 2016, was reflected in Agriculture. The adjustment for the nine months ended September 30, 2017, was reflected in Agriculture (reflected in Agriculture ($5 million) and Nutrition & Biosciences ($1 million) for the nine months ended September 30, 2016).

Severance and Related Benefit Costs
The severance component of the 2015 restructuring charge of $235 million was for the separation of approximately 2,250 positions under the terms of Dow's ongoing benefit arrangements. These costs were charged against Corporate. At December 31, 2016, severance of $190 million was paid, leaving a liability of $45 million for approximately 290 employees. In the first six months of 2017, severance of $33 million was paid and Dow recorded a favorable adjustment of $9 million to the severance reserve, leaving a liability of $3 million for approximately 40 employees at June 30, 2017.

NOTE 5 - SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. During the three months ended September 30, 2017, "Sundry income (expense) - net" was income of $361 million (income of $22 million during the three months ended September 30, 2016). During the nine months ended September 30, 2017, "Sundry income (expense) - net" was income of $237 million (income of $1,369 million during the nine months ended September 30, 2016).

The following table provides the most significant transactions recorded in "Sundry income (expense) - net" for the three- and nine-month periods ended September 30, 2017 and 2016.

Sundry Income (Expense) - Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Gain on Dow's divestiture of the EAA copolymers and ionomers business [1]	$227	$—	$227	$—
Foreign exchange gains (losses)	$72	$(37)	$16	$(102)
Interest income	$39	$26	$86	$64
Gain on sales of other assets and investments	$11	$45	$148	$130
Gain related to Dow's Nova patent infringement award [2]	$—	$—	$137	$—
Loss related to Dow's Bayer CropScience arbitration matter [2]	$—	$—	$(469)	$—
Gain on Dow's ownership restructure of Dow Corning [1]	$—	$—	$—	$2,445
Settlement of Dow's urethane matters class action lawsuit and opt-out cases [2]	$—	$—	$—	$(1,235)
Obligation related to the split-off of Dow's chlorine value chain	$—	$(33)	$—	$(33)

1.	See Note 3 for additional information.

2.	See Note 13 for additional information.

Accrued and Other Current Liabilities
“Accrued and other current liabilities” were $7,849 million at September 30, 2017 and $4,481 million at December 31, 2016. Components of "Accrued and other current liabilities" that were more than 5 percent of total current liabilities were:

Accrued and Other Current Liabilities	Sep 30, 2017	Dec 31, 2016
In millions
Accrued payroll	$1,676	$1,105
Employee retirement plans [1]	$1,490	$364

1.	See Note 16 for additional information.

Other Noncurrent Obligations
Dow received $524 million in the third quarter of 2017 for advance payments from customers related to long-term ethylene supply agreements, of which $12 million was classified as "Accrued and other current liabilities" and $512 million was classified as "Other noncurrent obligations" in the consolidated balance sheets at September 30, 2017.

NOTE 6 - INCOME TAXES
As a result of the Merger and subsequent change in ownership, certain net operating loss carryforwards available for Dow's consolidated German tax group were derecognized. In addition, the sale of stock between two Dow consolidated subsidiaries in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the Intended Business Separations. As a result, in the third quarter of 2017, the Company decreased “Deferred income tax assets” in the consolidated balance sheets and recorded a charge to “Provision for income taxes on continuing operations” in the consolidated statements of income of $267 million.

The total amount of gross unrecognized tax benefits for uncertain tax positions of the Company, including positions impacting only the timing of tax benefits, was $504 million at September 30, 2017 and $231 million at December 31, 2016. Gross uncertain tax benefits increased substantially as a result of the Merger, due to inclusion of DuPont's historical uncertain tax positions. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $377 million at September 30, 2017 and $223 million at December 31, 2016.

Each year the Company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the Company's global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three- and nine-month periods ended September 30, 2017 and 2016:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Income from continuing operations, net of tax	$554	$818	$2,828	$4,320
Net income attributable to noncontrolling interests	(20)	(14)	(85)	(54)
Preferred stock dividends [1]	—	(85)	—	(255)
Net income attributable to participating securities [2]	(3)	(4)	(13)	(23)
Income from continuing operations attributable to common stockholders	$531	$715	$2,730	$3,988
Loss from discontinued operations, net of tax	(20)	—	(20)	—
Net income attributable to common stockholders	$511	$715	$2,710	$3,988

Earnings Per Share Calculations - Basic	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Dollars per share
Income from continuing operations attributable to common stockholders	$0.33	$0.64	$2.05	$3.60
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to common stockholders	$0.32	$0.64	$2.04	$3.60

Net Income for Earnings Per Share Calculations - Diluted	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Income from continuing operations, net of tax	$554	$818	$2,828	$4,320
Net income attributable to noncontrolling interests	(20)	(14)	(85)	(54)
Preferred stock dividends [1,3]	—	(85)	—	—
Net income attributable to participating securities [2]	(3)	(4)	(13)	(23)
Income from continuing operations attributable to common stockholders	$531	$715	$2,730	$4,243
Loss from discontinued operations, net of tax	(20)	—	(20)	—
Net income attributable to common stockholders	$511	$715	$2,710	$4,243

Earnings Per Share Calculations - Diluted	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Dollars per share
Income from continuing operations attributable to common stockholders	$0.33	$0.63	$2.02	$3.48
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to common stockholders	$0.32	$0.63	$2.01	$3.48

Share Count Information	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Shares in millions
Weighted-average common shares - basic [4]	1,577.8	1,112.4	1,330.7	1,108.8
Plus dilutive effect of equity compensation plans [4]	17.5	15.0	18.1	14.8
Plus dilutive effect of assumed conversion of preferred stock [1,5]	—	—	—	96.8
Weighted-average common shares - diluted [4]	1,595.3	1,127.4	1,348.8	1,220.4
Stock options and deferred stock awards excluded from EPS calculations [6]	2.2	—	1.8	2.5

1.
On December 30, 2016, Dow converted all shares of its Cumulative Convertible Perpetual Preferred Stock, Series A ("Preferred Stock") into shares of Dow common stock. As a result of this conversion, no shares of Dow's Preferred Stock are issued or outstanding. See Note 14 for additional information.

2.	Deferred stock awards are considered participating securities due to the Company's practice of paying dividend equivalents on unvested shares.

3.
Preferred Stock dividends were not added back in the calculation of diluted earnings per share for the three-month period ended September 30, 2016, because the effect of adding them back would have been antidilutive.

4.
As a result of the Merger, the share amounts in the three- and nine-month periods ended September 30, 2017, reflect a weighted averaging effect of Dow shares outstanding prior to August 31, 2017 and DowDuPont shares outstanding on and after August 31, 2017.

5.
Conversion of Preferred Stock into Dow's common stock was excluded from the calculation of diluted earnings per share for the three-month period ended September 30, 2016, because the effect of including them would have been antidilutive.

6.
These outstanding options to purchase shares of common stock and deferred stock awards were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 8 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2017	Dec 31, 2016
In millions
Finished goods	$9,094	$4,230
Work in process	5,221	1,510
Raw materials	1,365	853
Supplies	1,210	823
Total	$16,890	$7,416
Adjustment of inventories to a LIFO basis	365	(53)
Total inventories	$17,255	$7,363

Total inventories increased $9,892 million from December 31, 2016, primarily due to the Merger. See Note 3 for additional information.

NOTE 9 - PROPERTY
The following table provides a breakdown of property:

Property [1]	Estimated Useful Lives (Years)	Sep 30, 2017	Dec 31, 2016
In millions
Land and land improvements	0-25	$3,479	$2,524
Buildings	1-50	8,389	5,935
Machinery and equipment	1-25	48,174	38,499
Other property	3-50	5,218	4,380
Construction in progress	—	6,967	6,100
Total property		$72,227	$57,438

1.	Prior year data has been updated to conform to the current year presentation.

The increase in property is primarily due to the Merger. In connection with the Merger, the Company recorded $12,122 million of property representing the preliminary fair value at the Merger date. See Note 3 for additional information on this transaction.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed its reportable segments as a result of the Merger to reflect the manner in which the Company's chief operating decision maker assesses performance and allocates resources.  Effective with the Merger, the Company also updated its reporting units to align with the level at which discrete financial information is available for review by management.  In connection with the Merger, the Company recorded $45,501 million of goodwill, representing the preliminary fair value as of effective date of the Merger. Goodwill resulting from the Merger was assigned to reporting units based on the acquisition method of accounting and is considered preliminary. For the remaining goodwill balance, a relative fair value method was used to reallocate goodwill for reporting units the composition of which had changed.  The following table reflects the carrying amounts of goodwill by reportable segment.  Prior year data has been updated to conform to the current year presentation.

Goodwill	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Total
In millions
Net goodwill at Dec 31, 2016	$1,472	$4,918	$1,085	$1,518	$4,155	$340	$601	$1,183	$15,272
Goodwill recognized from the Merger [1]	13,109	—	—	3,617	3,942	10,522	8,042	6,269	45,501
Sale of SKC Haas Display Films [2]	—	—	—	—	(34)	—	—	—	(34)
Divestiture of EAA copolymers and ionomers business [3]	—	—	—	(23)	—	—	—	—	(23)
Other	(11)	—	—	(1)	—	—	—	—	(12)
Foreign currency impact	(89)	179	14	18	7	(91)	(33)	(11)	(6)
Net goodwill at Sep 30, 2017	$14,481	$5,097	$1,099	$5,129	$8,070	$10,771	$8,610	$7,441	$60,698

1.	Final determination of the goodwill value assignment may result in adjustments to the preliminary value recorded.

2.	On June 30, 2017, Dow sold its ownership interest in the SKC Haas Display Films group of companies. See Note 15 for additional information.

3.	On September 1, 2017, Dow divested its global EAA copolymers and ionomers business to SK Global Chemical Co., Ltd. See Note 3 for additional information.

As part of its 2016 annual goodwill impairment testing, Dow performed additional sensitivity analysis which indicated that the fair value of the Dow Coating Materials reporting unit (now part of Coatings & Performance Monomers) did not significantly exceed its carrying amount. Dow has continued to monitor the performance of the Coatings & Performance Monomers reporting unit, as benchmarked against its long-term financial plan, and evaluates industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in demand growth in certain end-markets, fluctuations in sales growth in emerging geographies and results of new product launches. At September 30, 2017, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Coatings & Performance Monomers reporting unit has more likely than not been reduced below its carrying amount.

The long-term financial plan for the Coatings & Performance Monomers reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. If the Coatings & Performance Monomers reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result. An annual goodwill impairment test for the Coatings & Performance Monomers reporting unit will be completed during the fourth quarter of 2017. At September 30, 2017, the Coatings & Performance Monomers reporting unit had goodwill of $2,509 million.

Other Intangible Assets
The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets [1]	Sep 30, 2017			Dec 31, 2016
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$7,371	$(1,628)	$5,743	$3,254	$(1,383)	$1,871
Software	1,398	(759)	639	1,336	(696)	640
Trademarks/tradenames	1,768	(558)	1,210	696	(503)	193
Customer-related	14,378	(1,889)	12,489	4,806	(1,567)	3,239
Microbial cell factories [2]	430	(2)	428	—	—	—
Other [3]	540	(154)	386	168	(146)	22
Total other intangible assets with finite lives	$25,885	$(4,990)	$20,895	$10,260	$(4,295)	$5,965
Intangible assets with indefinite lives:
In-process research and development ("IPR&D")	716	—	716	61	—	61
Germplasm [4]	6,773	—	6,773	—	—	—
Trademarks/tradenames	5,036	—	5,036	—	—	—
Total other intangible assets	$38,410	$(4,990)	$33,420	$10,321	$(4,295)	$6,026

1.	Prior year data has been updated to conform with current year presentation.

2.
Microbial cell factories, derived from natural microbes, are used to sustainably produce enzymes, peptides and chemicals using natural metabolic processes. The Company recognized the microbial cell factories as intangible assets upon the Merger.

3.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

4.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The Company recognized germplasm as an intangible asset upon the Merger. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.

In connection with the Merger, the Company recorded $27,844 million of intangible assets, as shown in the table below, representing the preliminary fair values at the Merger date. See Note 3 for additional information on this transaction.

Merger Intangible Assets	Gross Carrying Amount	Weighted-average Amort Period (years)
In millions
Intangible assets with finite lives:
Developed technology	$4,124	12
Trademarks/tradenames	1,073	12
Customer-related	9,434	18
Microbial cell factories	430	23
Other	294	15
Total other intangible assets with finite lives	$15,355
Intangible assets with indefinite lives:
IPR&D	655
Germplasm	6,773
Trademarks/tradenames	5,061
Total other intangible assets	$27,844

In the second quarter of 2016, Dow wrote off $11 million of IPR&D as part of the Dow 2016 Restructuring Plan.

The following table provides information regarding amortization expense related to intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Other intangible assets, excluding software	$244	$162	$556	$387
Software, included in "Cost of sales"	$21	$18	$61	$55

Total estimated amortization expense for 2017 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2017	$1,239
2018	$1,831
2019	$1,749
2020	$1,701
2021	$1,654
2022	$1,576

NOTE 11 - TRANSFERS OF FINANCIAL ASSETS
Dow sells trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received are comprised of cash and interests in specified assets of the conduits (the receivables sold by Dow) that entitle Dow to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of Dow in the event of nonpayment by the debtors.

Dow's interests in the conduits are carried at fair value and included in “Accounts and notes receivable - Other” in the consolidated balance sheets. Fair value of the interests is determined by calculating the expected amount of cash to be received and is based on unobservable inputs (a Level 3 measurement). The key input in the valuation is the percentage of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rates and prepayments are not factors in determining the fair value of the interests.

The following table summarizes the carrying value of interests held, which represents Dow's maximum exposure to loss related to the receivables sold, and the percentage of anticipated credit losses related to the trade accounts receivable sold. Also provided is the sensitivity of the fair value of the interests held to hypothetical adverse changes in the anticipated credit losses; amounts shown below are the corresponding hypothetical decreases in the carrying value of interests.

Interests Held	Sep 30, 2017	Dec 31, 2016
In millions
Carrying value of interests held	$1,839	$1,237
Percentage of anticipated credit losses	0.87%	0.36%
Impact to carrying value - 10% adverse change	$1	$1
Impact to carrying value - 20% adverse change	$2	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three- and nine-month periods ended September 30, 2017 and September 30, 2016.

Following is an analysis of certain cash flows between Dow and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016

Collections reinvested in revolving receivables	$6,295	$5,783	$18,027	$15,760
Interests in conduits [1]	$135	$129	$939	$882

1.	Presented in "Operating Activities" in the consolidated statements of cash flows.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2017	Dec 31, 2016
In millions
Delinquencies on sold receivables still outstanding	$128	$86
Trade accounts receivable outstanding and derecognized	$2,865	$2,257

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The Company’s outstanding long-term debt resides with its subsidiaries, Dow and DuPont (the "Subsidiaries"). The Company does not guarantee any of the debt obligations of the Subsidiaries. The following tables summarize the consolidated notes payable and long-term debt of the Subsidiaries:

Notes Payable	Sep 30, 2017			Dec 31, 2016
In millions	Dow	DuPont	Total
Commercial paper	$249	$3,244	$3,493	$—
Notes payable to banks and other lenders [1]	293	1,348	1,641	225
Notes payable to related companies	42	—	42	44
Notes payable trade	—	—	—	3
Total notes payable	$584	$4,592	$5,176	$272
Period-end average interest rates	4.12%	1.70%		4.60%

1.	Includes outstanding borrowings under DuPont's committed receivable repurchase facility of $1,300 million at September 30, 2017.

Long-Term Debt	Sep 30, 2017					2016 Weighted Average Rate	Dec 31, 2016
In millions	Dow Weighted Average Rate	Dow	DuPont Weighted Average Rate	DuPont	Total

Promissory notes and debentures:
Final maturity 2017	9.80%	$3	—%	$—	$3	6.06%	$442
Final maturity 2018	5.78%	339	1.59%	1,293	1,632	5.78%	339
Final maturity 2019	8.55%	2,122	2.23%	525	2,647	8.55%	2,122
Final maturity 2020	4.46%	1,547	1.78%	3,079	4,626	4.46%	1,547
Final maturity 2021	4.71%	1,424	2.07%	1,586	3,010	4.72%	1,424
Final maturity 2022	3.00%	1,252	—%	—	1,252	3.00%	1,250
Final maturity 2023 and thereafter	5.99%	7,188	3.32%	3,496	10,684	5.98%	7,199
Other facilities:
U.S. dollar loans, various rates and maturities	2.26%	4,580	2.27%	1,019	5,599	1.60%	4,595
Foreign currency loans, various rates and maturities	3.12%	862	2.84%	30	892	3.42%	882
Medium-term notes, varying maturities through 2043	3.86%	995	0.98%	110	1,105	3.82%	1,026
Tax-exempt bonds, varying maturities through 2038	5.66%	343	—%	—	343	5.66%	343
Capital lease obligations	—	281	—	5	286	—	295
Unamortized debt discount and issuance costs	—	(354)	—	—	(354)	—	(373)
Long-term debt due within one year [1]	—	(578)	—	(1,328)	(1,906)	—	(635)
Long-term debt		$20,004		$9,815	$29,819		$20,456

1.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Sep 30, 2017	Dow [1]	DuPont	Total
In millions
2017	$78	$2	$80
2018	$752	$1,284	$2,036
2019	$6,934	$1,505	$8,439
2020	$1,831	$3,005	$4,836
2021	$1,561	$1,505	$3,066
2022	$1,497	$2	$1,499

1.	Assumes the option to extend a term loan facility related to the DCC Transaction will be exercised.

2017 Activity
In the first nine months of 2017, Dow redeemed $436 million of 6.0 percent notes that matured on September 15, 2017, and $31 million aggregate principal amount of International Notes ("InterNotes") at maturity. In addition, approximately $60 million of Dow's long-term debt was repaid by consolidated variable interest entities.

In connection with the Merger, the fair value of debt assumed was $15,197 million and is reflected in the preceding Notes Payable and Long-Term Debt tables. See Note 3 for additional information.

2016 Activity
In the first nine months of 2016, Dow redeemed $349 million of 2.5 percent notes that matured on February 15, 2016, and $52 million principal amount of InterNotes at maturity. In addition, approximately $72 million of Dow's long-term debt (net of $28 million of additional borrowings) was repaid by consolidated variable interest entities.

As part of the DCC Transaction, the fair value of debt assumed by Dow was $4,672 million. See Note 3 for additional information.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Sep 30, 2017
In millions	Subsidiary	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	Dow	March 2015	$5,000	$5,000	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2018	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	280	280	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	200	200	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	May 2016	200	200	May 2018	Floating Rate
Bilateral Revolving Credit Facility	Dow	July 2016	200	200	July 2018	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2016	100	100	August 2018	Floating Rate
DCC Term Loan Facility [1]	Dow	February 2016	4,500	—	December 2019	Floating Rate
DuPont Revolving Credit Facility	DuPont	March 2016	3,000	2,945	May 2019	Floating Rate
DuPont Term Loan Facility	DuPont	March 2016	4,500	3,500	March 2019	Floating Rate
DuPont Repurchase Facility	DuPont	January 2017	1,300	—	November 2017	Floating Rate
Total Committed and Available Credit Facilities			$19,680	$12,825

1.	Drawn on May 31, 2016, by Dow Corning, a wholly owned subsidiary of Dow as of June 1, 2016.

DCC Term Loan Facility
In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility") in order to fund the contribution of cash to Splitco. Subsequent to the DCC Transaction, Dow guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, subject to a 19-month extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the extension option on the DCC Term Loan Facility. See Note 3 for additional information on the DCC Transaction.

DuPont Term Loan Facility
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended from time to time, the "Term Loan Facility"). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. At September 30, 2017, DuPont had borrowed $1.0 billion and had unused commitments of $3.5 billion under the Term Loan Facility. DuPont may elect to borrow under the Term Loan Facility to meet its short-term liquidity needs.

In October 2017, under the Term Loan Facility, DuPont borrowed $500 million at the London interbank offered rate ("LIBOR"), primarily to pay down commercial paper.

DuPont Repurchase Facility
In January 2017, DuPont entered into a committed receivable repurchase agreement of up to $1,300 million (the "DuPont Repurchase Facility"). The DuPont Repurchase Facility is structured to account for the seasonality of the agricultural business and expires on November 30, 2017. Under the DuPont Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase such notes receivable at a future date. The DuPont Repurchase Facility is considered a secured borrowing with the customer notes receivables utilized as collateral. The amount of collateral required equals 105 percent of the outstanding borrowing amounts. Borrowings under the DuPont Repurchase Facility have an interest rate of LIBOR plus 0.75 percent.

At September 30, 2017, $1,365 million of notes receivable, included in "Accounts and notes receivable - Trade", were pledged as collateral against outstanding borrowings under the DuPont Repurchase Facility of $1,300 million, included in "Notes payable" in the consolidated balance sheets.

Debt Covenants and Default Provisions
The Subsidiaries outstanding long-term debt obligations have been issued primarily under indentures which contain, among other provisions, certain customary restrictive covenants with which each of the Subsidiaries must comply while the underlying notes are outstanding. Failure of either Dow or DuPont to comply with any of its respective covenants, could result in a default under the applicable indenture and allow the note holders to accelerate the due date of the outstanding principal and accrued interest on the underlying notes.

Dow Debt Covenants and Default Provisions
Dow's indenture covenants include obligations to not allow liens on principal U.S. manufacturing facilities, enter into sale and lease-back transactions with respect to principal U.S. manufacturing facilities, merge or consolidate with any other corporation, or sell, lease or convey, directly or indirectly, all or substantially all of Dow's assets. The outstanding debt also contains customary default provisions.

Dow’s primary, private credit agreements also contain certain customary restrictive covenant and default provisions in addition to the covenants set forth above with respect to Dow's debt. Significant other restrictive covenants and default provisions related to these agreements include:

(a)
the obligation to maintain the ratio of Dow’s consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility Agreement dated March 24, 2015 equals or exceeds $500 million,

(b)
a default if Dow or an applicable subsidiary fails to make any payment, including principal, premium or interest, under the applicable agreement on other indebtedness of, or guaranteed by, Dow or such applicable subsidiary in an aggregate amount of $100 million or more when due, or any other default or other event under the applicable agreement with respect to such indebtedness occurs which permits or results in the acceleration of $400 million or more in the aggregate of principal, and

(c)	a default if Dow or any applicable subsidiary fails to discharge or stay within 60 days after the entry of a final judgment against Dow or such applicable subsidiary of more than $400 million.

Failure of Dow to comply with any of the covenants or default provisions could result in a default under the applicable credit agreement which would allow the lenders to not fund future loan requests and to accelerate the due date of the outstanding principal and accrued interest on any outstanding Dow indebtedness.

DuPont Debt Covenants and Default Provisions
DuPont's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations affecting manufacturing plants, mineral producing properties or research facilities located in the U.S. and the consolidated subsidiaries owning such plants, properties and facilities subject to certain limitations. The outstanding long-term debt also contains customary default provisions. In addition, in May 2017, DuPont issued $1,250 million of 2.20 percent notes due 2020 and $750 million of floating rate notes due 2020 that must be redeemed upon the announcement of the record date for the separation of DuPont's agriculture line or specialty products line of business or the entry into an agreement to sell all or substantially all of the assets of either line of business to a third party.

The DuPont Term Loan Facility and the amended DuPont Revolving Credit Facility contain customary representations and warranties, affirmative and negative covenants, and events of default that are typical for companies with similar credit ratings and generally consistent with DuPont’s indenture covenants. The DuPont Term Loan Facility and the amended DuPont Revolving Credit Facility also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00.

The DuPont Term Loan Facility and the amended DuPont Revolving Credit Facility impose additional affirmative and negative covenants on DuPont and its subsidiaries after the closing of the Merger, subject to certain limitations, including to:

(a) not sell, lease or otherwise convey to DowDuPont, its shareholders or its non-DuPont subsidiaries, any assets or properties of DuPont or its subsidiaries unless the aggregate amount of revenues attributable to all such assets and properties so conveyed after the Merger does not exceed 30 percent of the consolidated revenues of DuPont and its subsidiaries as of December 31, 2015, and

(b) not guarantee any indebtedness or other obligations of DowDuPont, Dow or their respective subsidiaries (other than of DuPont and its subsidiaries).

The DuPont Term Loan Facility and the amended DuPont Revolving Credit Facility will terminate, and the loans and other amounts thereunder will become due and payable, upon the sale, transfer, lease or other disposition of all or substantially all of the assets of DuPont's agriculture line of business to DowDuPont, its shareholders or any of its non-DuPont subsidiaries.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Asbestos-Related Matters of Union Carbide Corporation
Introduction
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. (“Amchem”). In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

Union Carbide expects more asbestos-related suits to be filed against Union Carbide and Amchem in the future, and will aggressively defend or reasonably resolve, as appropriate, both pending and future claims.

Estimating the Asbestos-Related Liability
Since 2003, Union Carbide has engaged Ankura Consulting Group, LLC ("Ankura"), a third party actuarial specialist, to review Union Carbide's historical asbestos-related claim and resolution activity in order to assist Union Carbide's management in estimating the asbestos-related liability. Each year, Ankura has reviewed the claim and resolution activity to determine the appropriateness of updating the most recent Ankura study. Historically, every other year beginning in October, Ankura has completed a full review and formal update to the most recent Ankura study.

Based on the December 2016 Ankura study, and Union Carbide's own review of the data, Union Carbide's total asbestos-related liability through the terminal year of 2049 was $1,490 million at December 31, 2016, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2017 activity, it was determined that no adjustment to the accrual was required at September 30, 2017.

Union Carbide's asbestos related liability for pending and future claims and defense and processing costs was $1,398 million at September 30, 2017. Approximately 15 percent of the recorded liability related to pending claims and approximately 85 percent related to future claims.

Summary
The Company's management believes the amounts recorded by Union Carbide for the asbestos-related liability (including defense and processing costs) reflect reasonable and probable estimates of the liability based upon current, known facts. However, future events, such as the number of new claims to be filed and/or received each year and the average cost of defending and disposing of each such claim, as well as the numerous uncertainties surrounding asbestos litigation in the United States over a significant period of time, could cause the actual costs for Union Carbide to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Because of the uncertainties described above, Union Carbide cannot estimate the full range of the cost of resolving pending and future asbestos-related claims facing Union Carbide and Amchem. As a result, it is reasonably possible that an additional cost of disposing of Union Carbide's asbestos-related claims, including future defense and processing costs, could have a material impact on the Company's results of operations and cash flows for a particular period and on the consolidated financial position.

Urethane Matters
Class Action Lawsuit
On February 16, 2006, Dow, among others, received a subpoena from the U.S. Department of Justice ("DOJ") as part of a previously announced antitrust investigation of manufacturers of polyurethane chemicals, including methylene diphenyl diisocyanate, toluene diisocyanate, polyether polyols and system house products. Dow cooperated with the DOJ and, following an extensive investigation, on December 10, 2007, Dow received notice from the DOJ that it had closed its investigation of potential antitrust violations involving these products without indictments or pleas.

In 2005, Dow, among others, was named as a defendant in multiple civil class action lawsuits alleging a conspiracy to fix the price of various urethane chemical products, namely the products that were the subject of the above described DOJ antitrust investigation. On July 29, 2008, a Kansas City federal district court (the "district court") certified a class of purchasers of the products for the six-year period from 1999 through 2004 ("plaintiff class"). In January 2013, the class action lawsuit went to trial with Dow as the sole remaining defendant, the other defendants having previously settled. On February 20, 2013, the federal jury returned a damages verdict of approximately $400 million against Dow, which ultimately was trebled under applicable antitrust laws, less offsets from other settling defendants, resulting in a judgment entered in July 2013 in the amount of $1.06 billion. Dow appealed this judgment to the U.S. Tenth Circuit Court of Appeals ("Tenth Circuit" or "Court of Appeals"), and on September 29, 2014, the Court of Appeals issued an opinion affirming the district court judgment.

On March 9, 2015, Dow filed a petition for writ of certiorari ("Writ Petition") with the U.S. Supreme Court, seeking judicial review and requesting that it correct fundamental errors in the Circuit Court opinion. On June 8, 2015, the Supreme Court granted a petition for a writ of certiorari in another case, Tyson Foods, Inc. v. Bouaphakeo, PEG, et al., ("Tyson Foods") (Supreme Court No. 14-1146), which presented an issue core to the questions presented in Dow's Writ Petition: whether class-wide damages can be determined by simply applying the average injury observed in a sample. Dow was advised that its Writ Petition was being held pending the Supreme Court's consideration of the merits in Tyson Foods.

In the first quarter of 2016, Dow changed its risk assessment on this matter as a result of growing political uncertainties due to events within the Supreme Court, including Justice Scalia's death, and the increased likelihood for unfavorable outcomes for businesses involved in class action lawsuits. On February 26, 2016, Dow announced a proposed settlement under which it would pay the plaintiff class $835 million, which included damages, class attorney fees and post-judgment interest. On May 11, 2016, Dow moved the $835 million settlement amount into an escrow account. On July 29, 2016, the U.S. District Court for the District of Kansas granted final approval of the settlement and the funds were released from escrow on August 30, 2016. The settlement resolves the $1.06 billion judgment and any subsequent claim for attorneys' fees, costs and post-judgment interest against Dow. As a result, in the first quarter of 2016, Dow recorded a loss of $835 million, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Industrial Intermediates & Infrastructure segment. Dow continues to believe that it was not part of any conspiracy and the judgment was fundamentally flawed as a matter of class action law.

Opt-Out Cases
Shortly after the July 2008 class certification ruling, a series of "opt-out" cases were filed by a number of large volume purchasers who elected not to be class members in the district court case. These opt-out cases were substantively identical to the class action lawsuit, but expanded the period of time to include 1994 through 1998. A consolidated jury trial of the opt-out cases began on March 8, 2016. Prior to a jury verdict, on April 5, 2016, Dow entered into a binding settlement for the opt-out cases under which Dow would pay the named plaintiffs $400 million, inclusive of damages and attorney fees. Payment of this settlement occurred on May 4, 2016. Dow changed its risk assessment on this matter as a result of the class settlement and the uncertainty of a jury trial outcome along with the automatic trebling of an adverse verdict. As a result, Dow recorded a loss of $400 million in the first quarter of 2016, included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Industrial Intermediates & Infrastructure segment. As with the class action case, Dow continues to deny allegations of price fixing and maintains that it was not part of any conspiracy.

Bayer CropScience v. Dow AgroSciences ICC Arbitration
On August 13, 2012, Bayer CropScience AG and Bayer CropScience NV (together, “Bayer”) filed a request for arbitration with the International Chamber of Commerce ("ICC") International Court of Arbitration against Dow AgroSciences LLC, a wholly owned subsidiary of Dow, and other subsidiaries of Dow (collectively, “DAS”) under a 1992 license agreement executed by predecessors of the parties (the “License Agreement”). In its request for arbitration, Bayer alleged that (i) DAS breached the License Agreement, (ii) the License Agreement was properly terminated with no ongoing rights to DAS, (iii) DAS has infringed and continues to infringe its patent rights related to the use of the pat gene in certain soybean and cotton seed products, and (iv) Bayer is entitled to monetary damages and injunctive relief. DAS denied that it breached the License Agreement and asserted that the License Agreement remained in effect because it was not properly terminated. DAS also asserted that all of Bayer’s patents at issue are invalid and/or not infringed, and, therefore, for these reasons (and others), a license was not required. During the pendency of the arbitration proceeding, DAS filed six re-examination petitions with the United States Patent & Trademark Office (“USPTO”) against the Bayer patents, asserting that each patent is invalid based on the doctrine against double-patenting and/or prior art. The USPTO granted all six petitions, and, on February 26, 2015, the USPTO issued an office action rejecting the patentability of the sole Bayer patent claim in the only asserted Bayer patent that has not expired and that forms the basis for the vast majority of the damages in the arbitral award discussed below.

A three-member arbitration tribunal presided over the arbitration proceeding (the “tribunal”). In a decision dated October 9, 2015, the tribunal determined that (i) DAS breached the License Agreement, (ii) Bayer properly terminated the License Agreement, (iii) all of the patents remaining in the proceeding are valid and infringed, and (iv) that Bayer is entitled to monetary damages in the amount of $455 million inclusive of pre-judgment interest and costs (the “arbitral award”). One of the arbitrators, however, issued a partial dissent finding that all of the patents are invalid based on the double-patenting doctrine. The tribunal also denied Bayer’s request for injunctive relief.

On October 16, 2015, Bayer filed a motion in U.S. District Court for the Eastern District of Virginia ("Federal District Court") seeking to confirm the arbitral award. DAS opposed the motion and filed separate motions to vacate the award, or in the alternative, to stay enforcement of the award until the USPTO issues final office actions with respect to the re-examination proceedings. On January 15, 2016, the Federal District Court denied DAS's motions and confirmed the award. DAS appealed the Federal District Court's decision. On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") affirmed the arbitral award. As a result of this action, in the first quarter of 2017, DAS recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which is included in "Sundry income (expense) - net" in the consolidated statements of income and reflected in the Agriculture segment. On March 31, 2017, DAS filed a combined petition for Rehearing or Rehearing En Banc with the Federal Circuit which was denied on May 12, 2017. On May 19, 2017, the Federal Circuit issued a mandate denying DAS's request to stay the arbitral award pending judicial review by the United States Supreme Court. On May 26, 2017, DAS paid the $469 million arbitral award to Bayer. On September 11, 2017, DAS filed a petition for writ of certiorari with the United States Supreme Court.

DAS continues to believe the arbitral award is fundamentally flawed in numerous respects because it (i) violates U.S. public policy prohibiting enforcement of invalid patents, (ii) manifestly disregards applicable law, and (iii) disregards unambiguous contract provisions and ignores the essence of the applicable contracts. The USPTO has now issued office actions rejecting the patentability of all four patents that Bayer asserted in the case. DAS is continuing to pursue its legal rights with respect to this matter.

The arbitral award and subsequent related judicial decisions will not impact DAS’s commercialization of its soybean and cotton seed products, including those containing the ENLIST™ technologies.

Rocky Flats Matter
Dow and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") (the "facility"). Dow and Rockwell were both DOE contractors that operated the facility - Dow from 1952 to 1975 and Rockwell from 1975 to 1989. The facility was permanently shut down in 1989.

In 1993, the United States District Court for the District of Colorado ("District Court") certified the class of property owners. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). In 2005, the jury returned a damages verdict of $926 million. Dow and Rockwell appealed the jury award to the U.S. Tenth Circuit Court of Appeals ("Court of Appeals") which concluded the PAA had its own injury requirements, on which the jury had not been instructed, and also vacated the District Court's class certification ruling, reversed and remanded the case, and vacated the District Court's judgment (Cook v. Rockwell Int'l Corp., 618 F.3d 1127, 1133 (10th Cir. 2010)). The plaintiffs argued on remand to the District Court that they were entitled to reinstate the judgment as a state law nuisance claim, independent of the PAA. The District Court rejected that argument and entered judgment in favor of the defendants (Cook v. Rockwell Int'l Corp, 13 F. Supp. 3d 1153 (D. Colo. 2014)). The plaintiffs appealed to the Court of Appeals, which reversed the District Court's ruling, holding that the PAA did not preempt the plaintiffs' nuisance claim under Colorado law and that the plaintiffs could seek reinstatement of the prior nuisance verdict under Colorado law, and remanded for additional proceedings, including consideration of whether the District Court could recertify the class (Cook v. Rockwell Int'l Corp., 790 F.3d 1088 (10th Cir. 2015)).

Dow and Rockwell continued to litigate this matter in the District Court and in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow and Rockwell's contracts. The District Court granted preliminary approval to the class settlement on August 5, 2016. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order"). The litigation is now concluded.

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the Settlement Agreement. On January 17, 2017, Dow received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, Dow placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. At September 30, 2017, there are no outstanding balances in the consolidated balance sheets related to this matter ($131 million included in "Accounts and notes receivable - Other" and $130 million included in "Accrued and other current liabilities" at December 31, 2016).

Dow Corning Chapter 11 Related Matters
Introduction
In 1995, Dow Corning, then a 50:50 joint venture between Dow and Corning Inc. voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Corning’s breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Corning emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Corning became a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Under the Plan, total payments committed by Dow Corning to resolving product liability claims are capped at a maximum $2,350 million net present value (“NPV”) determined as of the Effective Date using a discount rate of seven percent (approximately $3,716 million undiscounted at September 30, 2017). Of this amount, no more than $400 million NPV determined as of the Effective Date can be used to fund the Litigation Facility.

Dow Corning has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At September 30, 2017, Dow Corning and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $138 million.

Dow Corning's liability for breast implant and other product liability claims ("Implant Liability") was $263 million at September 30, 2017 ($263 million at December 31, 2016), which is included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Corning is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in the revised settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Corning was ultimately required to fund the full liability up to the maximum capped value, the liability would be $1,954 million at September 30, 2017.

Commercial Creditor Issues
The Plan provides that each of Dow Corning’s commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Corning and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs and expenses. Upon the Plan becoming effective, Dow Corning paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Corning considers undisputed.

In 2006, the U.S. Court of Appeals for the Sixth Circuit concluded that there is a general presumption that contractually specified default interest should be paid by a solvent debtor to unsecured creditors (the “Interest Rate Presumption”) and permitting Dow Corning’s Commercial Creditors to recover fees, costs, and expenses where allowed by relevant loan agreements. The matter was remanded to the U.S. District Court for the Eastern District of Michigan ("U.S. District Court") for further proceedings, including rulings on the facts surrounding specific claims and consideration of any equitable factors that would preclude the application of the Interest Rate Presumption. On May 10, 2017, the U.S. District Court entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Corning and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Corning recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At September 30, 2017, the liability related to Dow Corning’s potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $77 million, and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($108 million at December 31, 2016). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Corning, Dow is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnified losses are capped at (1) $1.5 billion until May 31, 2018, (2) $1.0 billion between May 31, 2018 and May 31, 2023, and (3) no recoveries are permitted after May 31, 2023. No indemnification assets were recorded at September 30, 2017 or December 31, 2016.

Summary
The amounts recorded by Dow Corning for the Chapter 11 related matters described above were based upon current, known facts, which management believes reflect reasonable and probable estimates of the liability. However, future events could cause the actual costs for Dow Corning to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease to the recorded liability.

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At September 30, 2017, DuPont had a total accrual balance of $15 million related to the PFOA matters discussed below. Pursuant to the Separation Agreement discussed below, DuPont is indemnified by The Chemours Company ("Chemours") for the matters discussed below. As a result, DuPont has recorded an indemnification asset of $15 million corresponding to the accrual balance at September 30, 2017.

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds approximately 80,000 residents, pursuant to which DuPont paid the plaintiffs' attorneys' fees and expenses of $23 million and made a payment of $70 million that class counsel designated to fund a community health project (the "Leach Settlement"). In addition, DuPont funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the "C8 Science Panel"). The C8 Science

Panel found probable links, as defined in the Leach Settlement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

Under the Leach Settlement, DuPont is obligated to fund up to $235 million for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, DuPont established and put $1 million into an escrow account to fund medical monitoring as required by the Leach Settlement. As of September 30, 2017, less than $1 million had been disbursed. While it is probable that DuPont will incur liabilities related to funding the medical monitoring program, DuPont does not expect any such liabilities to be material. In addition, under the Leach Settlement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association, and private well users.

Multi-District Litigation
Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio.

In the first quarter of 2017, the MDL was settled for $671 million in cash (the "MDL Settlement"), half of which was to be paid by Chemours and half paid by DuPont. At September 30, 2017, all payments under the settlement agreement have been made by both companies. DuPont’s payment is not subject to indemnification or reimbursement by Chemours. In exchange for that payment, DuPont and Chemours receive releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. Claims from a small number of plaintiffs opting out of the MDL Settlement remain pending.

Additional Actions
Since 2006, DuPont has undertaken obligations under agreements with the U.S. Environmental Protection Agency ("EPA"), including a 2009 consent decree under the Safe Drinking Water Act (the "Order"), and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain DuPont sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level, even if provisional, as established from time to time by the EPA. A provisional health advisory level was set in 2009 at 0.4 parts per billion ("ppb") for PFOA in drinking water considering episodic exposure. In May 2016, the EPA announced a health advisory level of 0.07 ppb for PFOA in drinking water considering lifetime versus episodic exposure. In January 2017, the EPA announced it had amended the Order to include Chemours, and to make the new health advisory level the trigger for additional actions by DuPont and Chemours, thus expanding the obligations to the EPA beyond the previously established testing and water supply commitments around the Washington Works facility. The accrual at September 30, 2017, includes $15 million related to these obligations and voluntary commitments.

Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement would continue unchanged. There have been no charges incurred by DuPont under this arrangement through September 30, 2017. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Separation Agreement, as amended.

Prior to the separation of Chemours, DuPont introduced GenX (the replacement product for PFOA) as a polymerization processing aid at the Fayetteville Works facility in North Carolina. The facility is now owned and operated by Chemours which continues to manufacture and use GenX as a polymerization processing aid. Chemours is responding to ongoing inquiries and investigations from federal, state and local investigators, regulators and other governmental authorities as well as inquiries from the media and local community stakeholders. These inquiries and investigations involve the discharge of GenX and certain similar compounds from the Chemours’ facility in Fayetteville, North Carolina into the Cape Fear River.

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a subpoena for testimony and the production of documents to a grand jury. The subpoena seeks documents related to alleged discharges of PFOA and/or GenX, (the replacement product for PFOA) from the Fayetteville Works facility into the Cape Fear River in Bladen County, North Carolina.

In the fourth quarter of 2017, lawsuits, including purported class actions, were filed against Chemours and DuPont, one of which also names the Company, alleging that certain perflourinated chemicals discharged into the Cape Fear River, from the operations and wastewater treatment at the Fayetteville Works facility, contaminated the water supply causing economic or property damage. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or DuPont. DuPont has an indemnification claim against Chemours with respect to current and future inquiries, investigations, and claims, including lawsuits, related to the foregoing.

Other Litigation Matters
In addition to the specific matters described above, Dow and DuPont are parties to a number of other claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions purport to be class actions and seek damages in very large amounts. All such claims are being contested. Dow and DuPont have active risk management programs consisting of numerous insurance policies secured from many carriers at various times. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies described above. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing Dow's Canadian polyethylene patent 2,106,705 (the "'705 Patent"). Nova counterclaimed on the grounds of invalidity and non-infringement. In accordance with Canadian practice, the suit was bifurcated into a merits phase, followed by a damages phase. Following trial in the merits phase, in May 2014 the Federal Court ruled that the Dow's '705 Patent was valid and infringed by Nova. Nova appealed to the Canadian Federal Court of Appeal, which affirmed the Federal Court decision in August 2016. Nova then sought leave to appeal its loss to the Supreme Court of Canada, which dismissed Nova’s petition in April 2017. As a result, Nova has exhausted all appeal rights on the merits, and it is undisputed that Nova owes Dow the profits it earned from its infringing sales as determined in the trial for the damages phase.

On April 19, 2017, the Federal Court issued a Public Judgment in the damages phase, which detailed its conclusions on how to calculate the profits to be awarded to Dow. Dow and Nova submitted their respective calculations of the damages to the Federal Court in May 2017. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," Dow recorded a $160 million pretax gain in the second quarter of 2017, reflected in the Packaging & Specialty Plastics segment, of which $137 million is included in "Sundry income (expense) - net" and $23 million is included in "Selling, general and administrative expenses" in the consolidated statements of income. At September 30, 2017, Dow had $341 million included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2017, the Company had accrued obligations of $1,339 million for probable environmental remediation and restoration costs, including $229 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to two times above that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2016, the Company had accrued obligations of $909 million for probable environmental remediation and restoration costs, including $151 million for the remediation of Superfund sites.

Pursuant to the DuPont and Chemours Separation Agreement discussed below, DuPont is indemnified by Chemours for certain environmental matters, included in the liability of $1,339 million, that have an estimated liability of $256 million at September 30, 2017, and a potential exposure that ranges up to approximately $436 million above the current accrual. As such, DuPont has recorded an indemnification asset of $256 million corresponding to DuPont's accrual balance related to these matters at September 30, 2017, including $54 million related to Superfund sites.

Separation of DuPont's Performance Chemicals Segment
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of Chemours (the "Separation"). In connection with the Separation, DuPont and Chemours entered into a Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Separation. The term of this indemnification is indefinite and includes defense costs and expenses, as well as settlements and judgments. In connection with the recognition of liabilities related to these matters, DuPont records an indemnification asset when recovery is deemed probable. At September 30, 2017, the indemnified assets are $96 million included in "Accounts and notes receivable - Other" and $342 million included in "Noncurrent receivables" in the consolidated balance sheets.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Sep 30, 2017			Dec 31, 2016
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability

Dow guarantees	2021	$4,773	$59	2021	$5,096	$86
Dow residual value guarantees	2027	1,040	136	2027	947	134
Total Dow guarantees		$5,813	$195		$6,043	$220
DuPont guarantees	2022	$286	$—
DuPont residual value guarantees	2029	37	—
Total DuPont guarantees		$323	$—
Total guarantees		$6,136	$195		$6,043	$220

Guarantees
The Subsidiaries have entered into guarantee agreements arising during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Subsidiaries to make payments to the beneficiary of the guarantee. The majority of these guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to five years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Subsidiaries current expectation is that future payment or performance related to the non-performance of others is considered unlikely.

Dow has entered into guarantee agreements (“Guarantees”) related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at September 30, 2017 ($12.4 billion at December 31, 2016). Dow's guarantee of the Total Project Financing is in proportion to Dow's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is currently anticipated by the end of 2018 and must occur no later than December 2020.

Residual Value Guarantees
The Subsidiaries provide guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

Operating Leases
The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines and equipment. In addition, the Company leases aircraft in the United States. The terms for these leased assets vary depending on the lease agreement. Some leases contain renewal provisions, purchase options and escalation clauses. Future minimum lease payments under leases with remaining non-cancelable terms in excess of one year are as follows:

Minimum Lease Commitments	Sep 30, 2017
In millions	Dow	DuPont	Total
2017	$88	$65	$153
2018	328	222	550
2019	288	188	476
2020	254	143	397
2021	224	110	334
2022 and thereafter	1,102	164	1,266
Total	$2,284	$892	$3,176

NOTE 14 - STOCKHOLDERS' EQUITY
Dow Cumulative Convertible Perpetual Preferred Stock, Series A
Equity securities in the form of Cumulative Convertible Perpetual Preferred Stock, Series A (“Dow Series A”) were issued by Dow on April 1, 2009 to Berkshire Hathaway Inc. in the amount of $3 billion (3 million shares) and the Kuwait Investment Authority in the amount of $1 billion (1 million shares). Shareholders of Dow Series A could convert all or any portion of their shares, at their option, at any time, into shares of Dow’s common stock at an initial conversion ratio of 24.2010 shares of Dow common stock for each share of Dow Series A. On or after the fifth anniversary of the issuance date, if the Dow common stock price exceeded $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow had the option, at any time, in whole or in part, to convert Dow Series A into Dow common stock at the then applicable conversion rate.

On December 15, 2016, the trading price of Dow's common stock closed at $58.35, marking the 20th trading day in the previous 30 trading days that the Dow common stock closed above $53.72, triggering the right of Dow to exercise its conversion right. On December 16, 2016, Dow sent a Notice of Conversion at the Option of the Company (the "Notice") to all holders of its Dow Series A. Pursuant to the Notice, on December 30, 2016 (the "Conversion Date") all 4 million outstanding shares of Dow Series A were converted into shares of Dow Common Stock at a conversion ratio of 24.2010 shares of Dow Common Stock for each share of Dow Series A, resulting in the issuance of 96.8 million shares of Dow Common Stock from treasury stock. From and after the Conversion Date, no shares of the Dow Series A are issued or outstanding and all rights of the holders of the Dow Series A have terminated. On January 6, 2017, Dow filed an amendment to its Restated Certificate of Incorporation by way of a certificate of elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware which had the effect of: (a) eliminating the previously designated 4 million shares of the Dow Series A, none of which were outstanding at the time of the filing; (b) upon such elimination, causing such Dow Series A to resume the status of authorized and unissued shares of preferred stock, par value $1.00 per share, of Dow, without designation as to series; and (c) eliminating from Dow’s Restated Certificate of Incorporation all references to, and all matters set forth in, the certificates of designations for the Dow Series A.

Dow paid cumulative dividends on Dow Series A at a rate of 8.5 percent per annum, or $85 million per quarter. The final dividend for the Dow Series A was declared on December 15, 2016 and payable on the earlier of the Conversion Date (if applicable) or January 3, 2017, to shareholders of record at December 15, 2016. The accrued dividend was paid in full on the Conversion Date.

Common Stock
In connection with the Merger, Dow Common Stock and DuPont Common Stock were converted into shares of DowDuPont Common Stock. At the effective time of the Merger, Dow Common Stock and DuPont Common Stock were voluntarily delisted from the NYSE, and their respective common stocks were deregistered under the Securities Exchange Act of 1934, as amended. The shares of DowDuPont common stock commenced trading on the NYSE on September 1, 2017.

The following table provides a summary of the common stock activity resulting from the Merger:

Merger Impact on Dow, DuPont and DowDuPont Common Stock	Prior to Merger [1]	Effect of Merger [2]
In thousands, except per share values
Dow
Common Stock, par value per share	$2.50	N/A
Common Stock, shares authorized	1,500,000	—
Common Stock, shares issued and outstanding	1,225,328	—
DuPont
Common Stock, par value per share	$0.30	N/A
Common Stock, shares authorized	1,800,000	—
Common Stock, shares issued and outstanding	868,338	—
DowDuPont
Common Stock, par value per share	$—	$0.01
Common Stock, shares authorized	—	5,000,000
Common Stock, shares issued for Dow shares converted	—	1,225,328
Common Stock, shares issued for DuPont shares converted (ratio of 1.2820 to 1)	—	1,113,209

1.	Immediately prior to the effective time of the Merger.

2.	At the effective time of the Merger.

Dividends
Dividends declared were $1,673 million during the nine months ended September 30, 2017 and $1,531 million during the nine months ended September 30, 2016, consisting of dividends declared to Dow common stockholders prior to the Merger. Dividends paid to common stockholders were $1,947 million during the nine months ended September 30, 2017, consisting of $1,621 million paid to Dow common stockholders and $326 million paid to DuPont common stockholders for dividends declared prior to the Merger. Dividends paid to Dow common stockholders were $1,782 million during the nine months ended September 30, 2016.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Accum Other Comp Loss
In millions
Balance at Jan 1, 2016	$47	$(1,737)	$(6,769)	$(208)	$(8,667)
Other comprehensive income (loss) before reclassifications	63	329	—	(50)	342
Amounts reclassified from accumulated other comprehensive income (loss)	(21)	(4)	640	29	644
Net other comprehensive income (loss)	$42	$325	$640	$(21)	$986
Balance at Sep 30, 2016	$89	$(1,412)	$(6,129)	$(229)	$(7,681)

Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	50	255	—	(52)	253
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	(8)	308	(5)	202
Net other comprehensive income (loss)	$(43)	$247	$308	$(57)	$455
Balance at Sep 30, 2017	$—	$(2,134)	$(7,081)	$(152)	$(9,367)

1.	Prior year amounts have been updated to conform with the current year presentation.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 were as follows:

Tax Benefit (Expense)	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Unrealized gains on investments	$(28)	$5	$(24)	$23
Cumulative translation adjustments	23	9	49	33
Pension and other postretirement benefit plans	48	46	143	136
Derivative instruments	(19)	10	2	(7)
Tax benefit from income taxes related to other comprehensive income items	$24	$70	$170	$185

A summary of the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification

In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Unrealized gains on investments	$(96)	$(10)	$(143)	$(32)	See (1) below
Tax expense	33	3	50	11	See (2) below
After-tax	$(63)	$(7)	$(93)	$(21)
Cumulative translation adjustments	$(2)	$—	$(8)	$(4)	See (3) below
Pension and other postretirement benefit plans	$153	$139	$451	$776	See (4) below
Tax benefit	(48)	(46)	(143)	(136)	See (2) below
After-tax	$105	$93	$308	$640
Derivative Instruments	$14	$(3)	$(1)	$35	See (5) below
Tax expense (benefit)	(3)	3	(4)	(6)	See (2) below
After-tax	$11	$—	$(5)	$29
Total reclassifications for the period, after-tax	$51	$86	$202	$644

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.	"Sundry income (expense) - net."

4.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the Company's pension and other postretirement plans. In the three months ended September 30, 2016, $360 million (zero impact on "Provision for income taxes on continuing operations") was included in "Sundry income (expense) - net" related to the DCC transaction. See Note 16 for additional information.

5.	"Cost of sales" and "Sundry income (expense) - net."

NOTE 15 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2017 and 2016:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Balance at beginning of period	$1,168	$1,298	$1,242	$809
Net income attributable to noncontrolling interests	20	14	85	54
Distributions to noncontrolling interests [1]	(7)	(19)	(55)	(71)
Acquisition of noncontrolling interests [2]	—	—	—	473
Noncontrolling interests from Merger [3]	401	—	401	—
Deconsolidation of noncontrolling interests [4]	—	—	(119)	—
Cumulative translation adjustments	5	21	33	48
Other	1	—	1	1
Balance at end of period	$1,588	$1,314	$1,588	$1,314

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income and totaled zero for the three months ended September 30, 2017 (zero for the three months ended September 30, 2016) and $3 million for the nine months ended September 30, 2017 ($14 million for the nine months ended September 30, 2016).

2.	Assumed in the DCC Transaction.

3.	See Note 3 for additional information.

4.	On June 30, 2017, Dow sold its ownership interest in the SKC Haas Display Films group of companies. See Note 10 for additional information.

DuPont Preferred Stock
DuPont preferred stockholders are entitled to receive only dividends and/or a fixed redemption amount as provided in DuPont’s Restated Certificate of Incorporation ("DuPont’s Charter"). Preferred shareholders receive an allocation of income equal to their dividend. Therefore, under the terms of DuPont’s Charter, holders of DuPont preferred stock did not have the right to receive any consideration in connection with the Merger. Below is a summary of the DuPont preferred stock at September 30, 2017, which is classified as "Noncontrolling interests" in the consolidated balance sheets:

DuPont Preferred Stock	Number of Shares
Shares in thousands
Authorized	23,000
$4.50 Series, callable at $120	1,673
$3.50 Series, callable at $102	700

NOTE 16 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Dow and DuPont did not merge their pension and OPEB plans as a result of the Merger. See Note 3 for additional information on the Merger.

Plan assets and obligations for all significant plans assumed from DuPont are as follows:

Plan Assets and Obligations for all Significant Plans Assumed from DuPont at Aug 31, 2017	Defined Benefit Pension	OPEB
In millions
Fair value of plan assets	$20,395	$—
Projected benefit obligations	26,072	2,772
Net liability assumed	$(5,677)	$(2,772)

The balance sheet classification for the net liability assumed for all significant plans from DuPont at August 31, 2017, was as follows:

Balance Sheet Classification for all Significant Plans Assumed from DuPont at Aug 31, 2017	Defined Benefit Pension	OPEB
In millions
Deferred charges and other assets	$9	$—
Accrued and other current liabilities	(83)	(275)
Liabilities held for sale	(8)	—
Pension and other postretirement benefits - noncurrent	(5,595)	(2,497)
Net liability assumed	$(5,677)	$(2,772)

DuPont's pension and OPEB plans were remeasured upon the effective date of the Merger. In connection with the remeasurement, the assumptions used to determine the benefit obligations of the U.S. plans are as follows:

Assumptions Used to Determine Benefit Obligations for DuPont's U.S. Defined Benefit Pension and OPEB Plans at Aug 31, 2017	Defined Benefit Pension	OPEB
Discount rate	3.42%	3.62%
Rate of compensation increase [1]	3.80%	—%
Health care cost trend rate assumed for next year	n/a	7%
Rate to which the cost trend rate is assumed to decline (the ultimate health care trend rate)	n/a	5%
Year that the rate reached the ultimate health care cost trend rate	n/a	2023
1. The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at DuPont.

The net periodic benefit cost for all significant plans of the Company are as follows:

Net Periodic Benefit Cost for All Significant Plans [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Defined Benefit Pension Plans:
Service cost	$139	$122	$390	$337
Interest cost	283	222	722	626
Expected return on plan assets	(490)	(376)	(1,258)	(1,074)
Amortization of prior service benefit	(6)	(6)	(18)	(18)
Amortization of net loss	161	147	476	441
Curtailment/settlement [2]	—	—	(6)	—
Net periodic benefit cost - continuing operations	$87	$109	$306	$312
Other Postretirement Benefits:
Service cost	$4	$3	$10	$9
Interest cost	20	14	47	38
Amortization of prior service benefit	—	(1)	—	(2)
Amortization of net gain	(2)	(1)	(5)	(5)
Net periodic benefit cost - continuing operations	$22	$15	$52	$40

1.
Net periodic benefit cost from continuing operations for the three- and nine-month periods ended September 30, 2017, includes one month of net periodic benefit credit for DuPont of $28 million for defined benefit pension plans and one month of net periodic benefit cost of $7 million for other postretirement benefits.

2.	The 2017 impact relates to the curtailment and settlement of a Dow pension plan in South Korea.

Dow and DuPont’s funding policies are to contribute to defined benefit pension plans in the United States and a number of other countries based on pension funding laws and local country requirements. Contributions exceeding funding requirements may and have been made at Dow and DuPont’s discretion. During the first nine months of 2017, Dow contributed approximately $440 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. DuPont contributed $19 million post-Merger to its pension plans for plans other than the principal U.S. pension plan. Dow expects to contribute approximately $80 million to its pension plans and DuPont expects to contribute approximately $50 million to its pension plans in the remainder of 2017.

Dow
The provisions of a U.S. non-qualified pension plan for Dow require the payment of plan obligations to certain participants upon a change in control of the company, which occurred when Dow merged with DuPont. As a result, in the third quarter of 2017, $793 million was reclassified from “Pension and other postretirement benefits - noncurrent” to “Accrued and other current liabilities” in the consolidated balance sheets. Certain participants can elect to receive a lump-sum payment or direct Dow to purchase an annuity on their behalf. In the fourth quarter of 2017, Dow expects to make payments of approximately $900 million and record a settlement charge of approximately $450 million, subject to fourth quarter participant annuity elections, which could materially impact the projected payments and settlement charge once known and quantifiable. All transactions are expected to be completed by December 31, 2017.

On October 6, 2017, Dow transferred $410 million to an insurance company in anticipation of annuity purchases for plan participants who will receive a lump sum distribution of their plan benefits as a result of the plan's change in control provision and who elect to direct Dow to purchase an annuity on their behalf using the after-tax proceeds of the lump sum.

NOTE 17 - STOCK-BASED COMPENSATION
Effective with the Merger, on August 31, 2017, DowDuPont assumed all Dow and DuPont equity incentive compensation awards outstanding immediately before the Merger. The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock and had a fair value of approximately $629 million at the Merger closing date. The converted DuPont equity awards were measured at their fair value and included $485 million as consideration exchanged and $144 million that will be amortized to stock compensation expense over the remaining vesting period of the awards. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and exercise trends of Dow and DuPont.

In addition, the Company also assumed sponsorship of each equity incentive compensation plan of Dow and DuPont. Dow and DuPont did not merge their equity and incentive plans as a result of the Merger. A description of Dow and DuPont stock-based compensation and other incentive plans are discussed below.

Dow
Stock Incentive Plan
Dow has historically granted equity awards under various plans (the "Prior Plans"). On February 9, 2012, the Board of Directors authorized The Dow Chemical Company 2012 Stock Incentive Plan (the "2012 Plan"), which was approved by stockholders at Dow's annual meeting on May 10, 2012 ("Original Effective Date") and became effective on that date. On February 13, 2014, the Board of Directors adopted The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Restated Plan"). The 2012 Restated Plan was approved by stockholders at Dow's annual meeting on May 15, 2014 and became effective on that date. The Prior Plans were superseded by the 2012 Plan and the 2012 Restated Plan (collectively, the "2012 Plan"). Under the 2012 Plan, the Company may grant options, deferred stock, performance deferred stock, restricted stock, stock appreciation rights and stock units to employees and non-employee directors until the tenth anniversary of the Original Effective Date, subject to an aggregate limit and annual individual limits. The terms of the grants are fixed at the grant date.

Stock Options
Dow grants stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of DowDuPont’s stock on the grant date. Options vest from one to three years, and have a maximum term of 10 years.

Deferred Stock
Dow grants deferred stock to certain employees. The grants vest after a designated period of time, generally one to three years.

Performance Deferred Stock
Dow grants performance deferred stock to certain employees. Compensation expense related to performance deferred stock awards is recognized over the lesser of the service or performance period.

Restricted Stock
Under the Dow 2012 Plan, Dow may grant shares (including options, stock appreciation rights, stock units and restricted stock) to non-employee directors over the 10-year duration of the program, subject to the plan's aggregate limit as well as annual individual limits. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until the director is no longer a member of the Board.

Most of Dow's stock-based compensation awards are granted in the first quarter of each year. There was minimal employee grant activity in the second and third quarters of 2017.

In the first quarter of 2017, Dow granted the following stock-based compensation awards to employees under the 2012 Plan:

•	2.2 million stock options with a weighted-average exercise price of $61.19 per share and a weighted-average fair value of $14.44 per share;

•	1.6 million shares of deferred stock with a weighted-average fair value of $61.13 per share; and

•	1.7 million shares of performance deferred stock with a weighted-average fair value of $81.99 per share.

In the second quarter of 2017, Dow granted the following stock-based compensation awards to non-employee directors under the 2012 Plan:

•	33,000 shares of restricted stock with a weighted-average fair value of $62.04 per share.

In connection with the Merger, on August 31, 2017 ("Conversion Date") all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont common stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. All outstanding and nonvested performance deferred stock awards were converted into deferred stock awards with respect to DowDuPont common stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger. Changes in the fair value of liability instruments are recognized as compensation expense each quarter.

A summary of performance deferred stock awards converted into deferred stock awards is provided in the following tables:

Performance Deferred Stock	Shares Granted
Shares in thousands
Nonvested at Jan 1, 2017	4,454
Granted	1,728
Canceled	(131)
Impact of actual performance on shares granted through Conversion Date	2,120
Converted to deferred stock awards	(8,171)
Nonvested at Sep 30, 2017	—

Deferred Stock	Shares Granted
Shares in thousands
Nonvested at Jan 1, 2017	6,382
Granted	1,702
Vested	(2,180)
Canceled	(124)
Conversion of performance deferred stock awards at Conversion Date	8,171
Nonvested at Sep 30, 2017	13,951

Total incremental compensation expense resulting from the conversion of performance deferred stock awards was $25 million ($15 million recognized in the third quarter of 2017 and $10 million to be recognized over the remaining service period). Approximately 5,000 employees were impacted by the conversion.

Employee Stock Purchase Plan
Dow historically granted stock-based compensation to employees under The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP"). Under the 2017 annual offering of the 2012 ESPP, most employees were eligible to purchase shares of Dow common stock valued at up to 10 percent of their annual base salary. The value was determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by the Vice President of Human Resources. The most recent offering of the 2012 ESPP closed on July 15, 2017, and no current offerings remain outstanding.

In the first quarter of 2017, employees subscribed to the right to purchase 3.6 million shares of Dow's common stock with a weighted-average exercise price of $50.22 per share and a weighted-average fair value of $10.70 per share under the 2012 ESPP.

DuPont
Prior to the Merger, DuPont provided share-based compensation to its employees through grants of stock options (“Options”), time-vested restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”). Most of these awards have been granted annually in the first quarter of each calendar year.

DuPont Equity Incentive Plan
DuPont's Equity Incentive Plan ("DuPont EIP"), as amended and restated effective August 31, 2017, provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the DuPont EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. DuPont will satisfy stock option exercises and vesting of RSUs and PSUs with newly issued shares of DowDuPont common stock.

DuPont Stock Options
The exercise price of shares subject to option is equal to the market price of DuPont's stock on the date of grant. When converted into the right to receive 1.2820 shares of DowDuPont Common Stock, the exercise price was also adjusted by the 1.2820 conversion factor. All options vest serially over a three-year period. Stock option awards granted between 2009 and 2015 expire seven years after the grant date and options granted in 2016 and 2017 expire ten years after the grant date. The plan allows retirement-eligible employees of DuPont to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

As of September 30, 2017, $24 million of total unrecognized pre tax compensation cost related to stock options is expected to be recognized over a weighted average period of 1.80 years.

DuPont Restricted Stock Units and Performance Stock Units
DuPont issues RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to DowDuPont common stock. A retirement-eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

DuPont also grants PSUs to senior leadership. Vesting for PSUs granted in 2016 and 2017 is based upon total shareholder return ("TSR") relative to peer companies.Vesting for PSUs granted in 2015 is equally based upon change in operating net income relative to target and TSR relative to peer companies. Operating net income is net income attributable to DuPont excluding income from discontinued operations after taxes, significant after tax benefits (charges), and non-operating pension and OPEB costs. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Upon a change in control, DuPont's EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs.

In accordance with the Merger Agreement, PSUs will convert to DowDuPont RSU awards based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was not incremental benefit from the Merger Agreement when compared to DuPont’s EIP.

As of September 30, 2017, $110 million of total unrecognized pretax compensation cost related to RSUs is expected to be recognized over a weighted average period of 1.91 years.

Other Cash-based Awards
Cash awards under the DuPont EIP plan may be granted to employees who have contributed most to DuPont's success, with consideration being given to the ability to succeed to more important managerial responsibility. The amounts of the awards are dependent on DuPont earnings and are subject to maximum limits as defined under the governing plans. In addition, DuPont has other variable compensation plans under which cash awards may be granted. These plans include the regional and local variable compensation plans.

NOTE 18 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2017 and December 31, 2016:

Fair Value of Financial Instruments	Sep 30, 2017				Dec 31, 2016
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Other investments:
Debt securities:
Government debt [1]	$597	$14	$(8)	$603	$607	$13	$(12)	$608
Corporate bonds	630	32	(2)	660	623	27	(5)	645
Total debt securities	$1,227	$46	$(10)	$1,263	$1,230	$40	$(17)	$1,253
Equity securities	169	3	(27)	145	658	98	(50)	706
Total other investments	$1,396	$49	$(37)	$1,408	$1,888	$138	$(67)	$1,959
Long-term debt including debt due within one year [2]	$(31,725)	$49	$(2,178)	$(33,854)	$(21,091)	$129	$(1,845)	$(22,807)
Derivatives relating to:
Interest rates	$—	$—	$(4)	$(4)	$—	$—	$(5)	$(5)
Commodities [3]	$—	$124	$(277)	$(153)	$—	$56	$(213)	$(157)
Foreign currency	$—	$68	$(164)	$(96)	$—	$84	$(30)	$54

1.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

2.	Cost includes fair value adjustments of $541 million at September 30, 2017 and $18 million at December 31, 2016.

3.	Presented net of cash collateral.

Cost approximates fair value for all other financial instruments.

Investments
Dow’s marketable securities and other investments are primarily classified as available-for-sale securities. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2017 and 2016.

Investing Results	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016
Proceeds from sales of available-for-sale securities	$1,047	$418
Gross realized gains	$153	$34
Gross realized losses	$(10)	$(2)

The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Sep 30, 2017	Amortized Cost	Fair Value
In millions
Within one year	$6	$6
One to five years	321	330
Six to ten years	654	661
After ten years	246	266
Total	$1,227	$1,263

At September 30, 2017, the Company had $6,490 million ($3,934 million at December 31, 2016) of held-to-maturity securities (primarily Treasury Bills and Time Deposits) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase; and $1,826 million classified as marketable securities as these securities had maturities of more than three months to less than one year at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At September 30, 2017, the Company had investments in money market funds of $1,457 million classified as cash equivalents ($239 million at December 31, 2016).

The aggregate cost of the Company's cost method investments totaled $157 million at September 30, 2017 ($120 million at December 31, 2016). Due to the nature of these investments, either the cost basis approximates fair value or fair value is not readily determinable. These investments are reviewed quarterly for impairment indicators. In the second quarter of 2016, a write-down of $4 million was recorded as part of the Dow 2016 restructuring charge. The Company's impairment analysis resulted in no additional reductions in the cost basis of these investments for the nine months ended September 30, 2017 (no reduction, other than the restructuring charge, for the nine months ended September 30, 2016).

Repurchase and Reverse Repurchase Agreement Transactions
Dow enters into repurchase and reverse repurchase agreements. These transactions are accounted for as collateralized borrowings and lending transactions bearing a specified rate of interest and are short-term in nature with original maturities of 30 days or less. The underlying collateral is typically Treasury Bills with longer maturities than the repurchase agreement. The impact of these transactions are not material to Dow’s results. There were no repurchase or reverse repurchase agreements outstanding at September 30, 2017 and December 31, 2016.

Subsequent to September 30, 2017, Dow continued to invest excess cash in reverse repurchase agreements. There were $120 million of reverse repurchase agreements outstanding at the time of filing.

Risk Management
DowDuPont’s business operations give rise to market risk exposure due to changes in interest rates, foreign currency exchange rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, the Company enters into a variety of contractual arrangements, pursuant to established guidelines and policies, which enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as cash flow, fair value or net foreign investment hedges where appropriate. Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value.

The Company’s risk management program for interest rate, foreign currency and commodity risks is based on fundamental, mathematical and technical models that take into account the implicit cost of hedging. Risks created by derivative instruments and the mark-to-market valuations of positions are strictly monitored. Counterparty credit risk arising from these contracts is not significant because the Company minimizes counterparty concentration, deals primarily with major financial institutions of solid credit quality, and the majority of its hedging transactions mature in less than three months. In addition, the Company minimizes concentrations of credit risk through its global orientation by transacting with large, internationally diversified financial counterparties.

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	Sep 30, 2017	Dec 31, 2016
In millions
Derivatives designated as hedging instruments:
Interest rate swaps	$218	$245
Foreign currency contracts	$8,510	$4,053
Derivatives not designated as hedging instruments:
Foreign currency contracts	$37,667	$12,388

The notional amounts of the Company's commodity derivatives were as follows:

Commodity Gross Aggregate Notionals	Sep 30, 2017	Dec 31, 2016	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	3.3	0.4	million bushels
Crude Oil	4.9	0.6	million barrels
Ethane	10.8	3.6	million barrels
Natural Gas	389.4	78.6	million British thermal units
Propane	5.4	1.5	millions barrels
Soybeans	2.1	—	million bushels
Derivatives not designated as hedging instruments:
Ethane	2.9	2.6	million barrels
Gasoline	—	30.0	kilotons
Naptha Price Spread	30.0	50.0	kilotons
Natural Gas	3.8	—	million British thermal units
Propane	2.9	2.7	million barrels
Soybean	0.5	—	million bushels
Soybean Oil	3.3	—	million pounds
Soybean Meal	4.8	—	kilotons

Interest Rate Risk Management
The Company enters into various interest rate contracts with the objective of lowering funding costs or altering interest rate exposures related to fixed and variable rate obligations. In these contracts, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

Foreign Currency Risk Management
Dow
Dow's global operations require active participation in foreign exchange markets. Dow enters into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The primary business objective of the activity is to optimize the U.S. dollar ("USD") value of Dow’s assets, liabilities and future cash flows with respect to exchange rate fluctuations. Assets and liabilities denominated in the same foreign currency are netted, and only the net exposure is hedged.

DuPont
DuPont's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, DuPont enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows.

DuPont routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. DuPont also uses foreign currency exchange contracts to offset a portion of DuPont's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The primary purpose of commodity hedging activities is to manage the price volatility associated with these forecasted inventory purchases. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk.

Derivatives Not Designated in Hedging Relationships
Foreign Currency Contracts
Dow
Dow also uses foreign exchange forward contracts, options and cross-currency swaps that are not designated as hedging instruments primarily to manage foreign currency exposure.

DuPont
DuPont routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. DuPont also uses foreign currency exchange contracts to offset a portion of the exposure to certain foreign currency-denominated revenues so gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The Company utilizes futures, options and swap instruments that are effective as economic hedges of commodity price exposures, but do not meet hedge accounting criteria for derivatives and hedging, to reduce exposure to commodity price fluctuations on purchases of raw materials and inventory.

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
Dow
For derivatives that are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative is recorded in AOCL; it is reclassified to income in the same period or periods that the hedged transaction affects income. The unrealized amounts in AOCL fluctuate based on changes in the fair value of open contracts at the end of each reporting period. Dow anticipates volatility in AOCL and net income from its cash flow hedges. The amount of volatility varies with the level of derivative activities and market conditions during any period. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period income.

Dow had open interest rate derivatives designated as cash flow hedges at September 30, 2017, with a net loss of $2 million after tax (net loss of $4 million after tax at December 31, 2016).

Dow had open foreign currency-contracts designated as cash flow hedges of the currency risk associated with forecasted feedstock transactions not extending beyond 2018. The effective portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCL at September 30, 2017, was $24 million after tax (net gain of $22 million after tax at December 31, 2016).

Commodity swaps, futures and option contracts with maturities of not more than 63 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2022. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCL at September 30, 2017, was $102 million after tax ($99 million after tax loss at December 31, 2016).

Fair Value Hedges
Dow
For interest rate swap instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period income and reflected as “Interest expense and amortization of debt discount” in the consolidated statements of income. The short-cut method is used when the criteria are met. During the first nine months of 2017, Dow entered into and subsequently terminated interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations with maturity dates extending through 2024. The fair value adjustment resulting from these swaps was a gain on the derivative of $5 million. At September 30, 2017 and December 31, 2016, Dow had no open interest rate swaps designated as fair value hedges of underlying fixed rate debt obligations. Subsequent to September 30, 2017, Dow entered into interest rate swaps with a gross notional USD equivalent of $770 million designated as a fair value hedge of underlying fixed rate debt obligations.

Net Foreign Investment Hedges
Dow
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. Dow had open foreign currency contracts designated as net foreign investment hedges at September 30, 2017 and December 31, 2016. In addition, at September 30, 2017, Dow had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $178 million ($172 million at December 31, 2016). The results of hedges of Dow’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $69 million after tax at September 30, 2017 (net gain of $1 million after tax at December 31, 2016).

The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $2 million loss for interest rate contracts, an $18 million loss for commodity contracts and a $22 million loss for foreign currency contracts.

The following tables provide the Company's derivative assets and liabilities at September 30, 2017 and December 31, 2016:

Fair Value of Derivative Instruments		Sep 30, 2017
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$63	$(57)	$6
Commodity contracts	Other current assets	24	(6)	18
Commodity contracts	Deferred charges and other assets	35	(5)	30
Total		$122	$(68)	$54
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$226	$(164)	$62
Commodity contracts	Other current assets	70	(3)	67
Commodity contracts	Deferred charges and other assets	11	(2)	9
Total		$307	$(169)	$138
Total asset derivatives		$429	$(237)	$192

Liability derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Accrued and other current liabilities	$2	$—	$2
Interest rate swaps	Other noncurrent obligations	2	—	2
Foreign currency contracts	Accrued and other current liabilities	129	(57)	72
Commodity contracts	Accrued and other current liabilities	71	(9)	62
Commodity contracts	Other noncurrent obligations	157	(6)	151
Total		$361	$(72)	$289
Derivatives not designated as hedging instruments
Foreign currency contracts	Accrued and other current liabilities	$255	$(163)	$92
Commodity contracts	Accrued and other current liabilities	66	(2)	64
Commodity contracts	Other noncurrent obligations	2	(2)	—
Total		$323	$(167)	$156
Total liability derivatives		$684	$(239)	$445

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Fair Value of Derivative Instruments		Dec 31, 2016
In millions	Balance Sheet Classification [1]	Gross	Counterparty and Cash Collateral Netting [2]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$90	$(47)	$43
Commodity contracts	Other current assets	42	(14)	28
Commodity contracts	Deferred charges and other assets	10	(3)	7
Total		$142	$(64)	$78
Derivatives not designated as hedging instruments
Foreign currency contracts	Accounts and notes receivable - Other	$103	$(62)	$41
Commodity contracts	Other current assets	13	(2)	11
Commodity contracts	Deferred charges and other assets	12	(2)	10
Total		$128	$(66)	$62
Total asset derivatives		$270	$(130)	$140

Liability derivatives:
Derivatives designated as hedging instruments
Interest rate swaps	Accrued and other current liabilities	$3	$—	$3
Interest rate swaps	Other noncurrent obligations	2	—	2
Foreign currency contracts	Accrued and other current liabilities	55	(47)	8
Commodity contracts	Accrued and other current liabilities	32	(14)	18
Commodity contracts	Other noncurrent obligations	196	(3)	193
Total		$288	$(64)	$224
Derivatives not designated as hedging instruments
Foreign currency contracts	Accrued and other current liabilities	$84	$(62)	$22
Commodity contracts	Accrued and other current liabilities	4	(2)	2
Commodity contracts	Other noncurrent obligations	2	(2)	—
Total		$90	$(66)	$24
Total liability derivatives		$378	$(130)	$248

1.	Updated to conform with current year presentation.

2.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $6 million at September 30, 2017 (less than $1 million at December 31, 2016).

Effect of Derivative Instruments	Amount of Gain (Loss) Recognized in OCI [1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income [2,3]
	Three Months Ended		Three Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$2	$—	Interest expense and amortization of debt discount [4]
Cash flow hedges:
Interest rate swaps	1	1	1	1	Interest expense and amortization of debt discount [4]
Foreign currency contracts	(7)	(1)	(2)	(4)	Cost of sales
Foreign currency contracts	(7)	—	(5)	(1)	Sundry income (expense) - net
Commodity contracts	40	(20)	(5)	7	Cost of sales
Net investment hedges:
Foreign currency contracts	(30)	—	—	—
Total derivatives designated as hedging instruments	$(3)	$(20)	$(9)	$3
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(6)	$(21)	Sundry income (expense) - net
Commodity contracts	—	—	19	(4)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$13	$(25)
Total derivatives	$(3)	$(20)	$4	$(22)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the three months ended September 30, 2017 and 2016, there was no material ineffectiveness with regard to the Company's cash flow hedges.

3. Pretax amounts.
4. Gain recognized in income of derivative is offset to zero by gain (loss) recognized in income of the hedged item.

Effect of Derivative Instruments	Amount of Gain (Loss) Recognized in OCI [1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income [2,3]
	Nine Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$5	$—	Interest expense and amortization of debt discount [4]
Cash flow hedges:
Interest rate swaps	5	1	3	3	Interest expense and amortization of debt discount [4]
Foreign currency contracts	(27)	(11)	13	(3)	Cost of sales
Foreign currency contracts	(21)	—	(14)	—	Sundry income (expense) - net
Commodity contracts	—	7	(1)	(32)	Cost of sales
Net investment hedges:
Foreign currency contracts	(65)	—	—	—
Total derivatives designated as hedging instruments	$(108)	$(3)	$6	$(32)
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(165)	$(53)	Sundry income (expense) - net
Commodity contracts	—	—	5	(12)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(160)	$(65)
Total derivatives	$(108)	$(3)	$(154)	$(97)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the nine months ended September 30, 2017 and 2016, there was no material ineffectiveness with regard to the Company's cash flow hedges.

3. Pretax amounts.
4. Gain recognized in income of derivative is offset to zero by gain (loss) recognized in income of the hedged item.

NOTE 19 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Sep 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$7,947	$—	$7,947
Marketable securities [2]	—	1,826	—	1,826
Interests in trade accounts receivable conduits [3]	—	—	1,839	1,839
Equity securities [4]	94	51	—	145
Debt securities: [4]
Government debt [5]	—	603	—	603
Corporate bonds	—	660	—	660
Derivatives relating to: [6]
Commodities	41	99	—	140
Foreign currency	—	214	—	214
Total assets at fair value	$135	$11,400	$1,839	$13,374
Liabilities at fair value:
Long-term debt [7]	$—	$33,854	$—	$33,854
Derivatives relating to: [6]
Interest rates	—	4	—	4
Commodities	22	274	—	296
Foreign currency	—	309	—	309
Total liabilities at fair value	$22	$34,441	$—	$34,463

1.	Treasury Bills, Time Deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.
2. Time Deposits with maturities of greater than three months at time of acquisition.

3.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

4.	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

7.	See Note 18 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$4,173	$—	$4,173
Interests in trade accounts receivable conduits [2]	—	—	1,237	1,237
Equity securities [3]	619	87	—	706
Debt securities: [3]
Government debt [4]	—	608	—	608
Corporate bonds	—	645	—	645
Derivatives relating to: [5]
Commodities	48	29	—	77
Foreign currency	—	193	—	193
Total assets at fair value	$667	$5,735	$1,237	$7,639
Liabilities at fair value:
Long-term debt [6]	$—	$22,807	$—	$22,807
Derivatives relating to: [5]
Interest rates	—	5	—	5
Commodities	20	214	—	234
Foreign currency	—	139	—	139
Total liabilities at fair value	$20	$23,165	$—	$23,185

1.	Treasury Bills, Time Deposits, and money market funds included in "Cash and cash equivalents" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

3.	The Company’s investments in equity and debt securities are primarily classified as available-for-sale and are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 18 for information on fair value measurements of long-term debt.

For assets and liabilities classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2 measurements, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability, or by using observable market data points of similar, more liquid securities to imply the price. For time deposits classified as held-to-maturity investments and reported at amortized cost, fair value is based on an observable interest rate for similar securities. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks.

For assets classified as Level 3 measurements, the fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity. The fair value of the Company’s interests held in trade receivable conduits is determined by calculating the expected amount of cash to be received using the key input of anticipated credit losses in the portfolio of receivables sold that have not yet been collected. Given the short-term nature of the underlying receivables, discount rate and prepayments are not factors in determining the fair value of the interests.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and nine-month periods ended September 30, 2017 and September 30, 2016:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Balance at beginning of period	$1,684	$1,149	$1,237	$943
Loss included in earnings [2]	(15)	—	(17)	(1)
Purchases	305	480	1,558	1,440
Settlements	(135)	(129)	(939)	(882)
Balance at end of period	$1,839	$1,500	$1,839	$1,500

1.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

2.	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 20 - VARIABLE INTEREST ENTITIES
Dow Consolidated Variable Interest Entities ("VIEs")
Dow holds a variable interest in the following joint ventures or entities for which it is the primary beneficiary:

Asia Pacific joint ventures
Dow has variable interests in three joint ventures that own and operate manufacturing and logistics facilities, which produce chemicals and provide services in Asia Pacific. Dow's variable interests in these joint ventures relate to arrangements between the joint ventures and Dow, involving the majority of the output on take-or-pay terms with pricing ensuring a guaranteed return to the joint ventures.

Polishing materials joint venture
Dow has variable interests in a joint venture that manufactures products in Japan for the semiconductor industry. Each joint venture partner holds several equivalent variable interests, with the exception of a royalty agreement held exclusively between the joint venture and Dow. In addition, the entire output of the joint venture is sold to Dow for resale to third-party customers.

Ethylene storage joint venture
Dow has variable interests in a joint venture that provides ethylene storage in Alberta, Canada. Dow's variable interests relate to arrangements involving a majority of the joint venture's storage capacity on take-or-pay terms with pricing ensuring a guaranteed return to the joint venture; and favorably priced leases provided to the joint venture. Dow provides the joint venture with operation and maintenance services and utilities.

Ethanol production and cogeneration in Brazil
Dow was a partner in a joint venture located in Brazil that produces ethanol from sugarcane. Dow's variable interests in this joint venture related to an equity option between the partners, a parental loan and guarantee related to debt financing, and contractual arrangements limiting the partner's initial participation in the economics of certain assets and liabilities. After formation of the joint venture, the partners amended the governing documents, including terms of the equity option. Terms of the equity option required Dow to purchase the partner's equity investment at a price based on a specified formula if the partner elected to exit the joint venture. In August 2015, the partner exercised its equity option which required Dow to purchase their equity investment. On March 31, 2016, the partner's equity investment transferred to Dow. On July 11, 2016, Dow paid $202 million to the former partner, which is classified as "Purchases of noncontrolling interests" in the consolidated statements of cash flows. This former joint venture is now 100 percent owned by Dow. Dow continues to hold variable interests in a related entity that owns a cogeneration facility. Dow's variable interests are the result of a tolling arrangement where it provides fuel to the entity and purchases a majority of the cogeneration facility’s output on terms that ensure a return to the entity’s equity holders.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in "Net income attributable to noncontrolling interests" in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets. The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2017	Dec 31, 2016
In millions
Cash and cash equivalents	$115	$75
Other current assets	100	95
Net property	925	961
Other noncurrent assets	51	55
Total assets [1]	$1,191	$1,186
Current liabilities	$255	$286
Long-Term debt	310	330
Other noncurrent obligations	43	47
Total liabilities [2]	$608	$663

1.	All assets were restricted at September 30, 2017 and December 31, 2016.

2.	All liabilities were nonrecourse at September 30, 2017 and December 31, 2016.

Dow holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $638 million (zero restricted) at September 30, 2017 ($477 million, zero restricted, at December 31, 2016) and current liabilities of $4 million (zero nonrecourse) at September 30, 2017 (less than $1 million, zero nonrecourse, at December 31, 2016).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2017 and December 31, 2016 are adjusted for intercompany eliminations and parental guarantees.

Dow Nonconsolidated Variable Interest Entities
Dow holds a variable interest in the following joint ventures or entities for which Dow is not the primary beneficiary.

Polysilicon joint venture
As a result of the DCC Transaction, Dow holds variable interests in Hemlock Semiconductor L.L.C. The variable interests relate to an equity interest held by Dow and arrangements between Dow and the joint venture to provide services. Dow is not the primary beneficiary, as it does not direct the activities that most significantly impact the economic performance of this entity; therefore, the entity is accounted for under the equity method of accounting. At September 30, 2017, the Company had a negative investment basis of $850 million ($902 million at December 31, 2016) in this joint venture, which is classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at September 30, 2017 (zero at December 31, 2016).

Silicon joint ventures
Also as a result of the DCC Transaction, Dow holds minority voting interests in certain joint ventures that produce silicon inputs for Dow Corning. These joint ventures operate under supply agreements that sell inventory to the equity owners using pricing mechanisms that guarantee a return, therefore shielding the joint ventures from the obligation to absorb expected losses. As a result of the pricing mechanisms of these agreements, these entities are determined to be variable interest entities. Dow is not the primary beneficiary, as it does not hold the power to direct the activities that most significantly impact the economic performance of these entities; therefore, the entities are accounted for under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities is determined to be the carrying value of the investment in these entities. At September 30, 2017, the Company's investment in these joint ventures was $97 million ($96 million at December 31, 2016) and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets, representing the Company's maximum exposure to loss.

Crude acrylic acid joint venture
Dow holds a variable interest in a joint venture that manufactures crude acrylic acid in the United States and Germany on behalf of Dow and the other joint venture partner. The variable interest relates to a cost-plus arrangement between the joint venture and each joint venture partner. Dow is not the primary beneficiary, as a majority of the joint venture’s output is committed to the other joint venture partner; therefore, the entity is accounted for under the equity method of accounting. At September 30, 2017, the Company’s investment in the joint venture was $160 million ($171 million at December 31, 2016), classified as “Investment in nonconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

AgroFresh Solutions, Inc.
Dow holds variable interests in AgroFresh Solutions, Inc. ("AFSI"), a company that produces and sells proprietary technologies for the horticultural market. The variable interests in AFSI relate to a sublease agreement between Dow and AFSI; a tax receivable agreement that entitles Dow to additional consideration in the form of tax savings, which is contingent on the operations and earnings of AFSI; and contingent consideration, which is subject to certain performance conditions. Dow is not the primary beneficiary, as it is a minority shareholder in AFSI and AFSI is governed by a board of directors, the composition of which is mandated by AFSI's corporate governance requirements that a majority of the directors be independent. The Company's investment in AFSI was $44 million at September 30, 2017 ($46 million at December 31, 2016), and is classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets. On April 4, 2017, Dow and AFSI revised certain agreements related to the divestiture of the AgroFresh business, including termination of an agreement related to a receivable for six million warrants, which was valued at $1 million at December 31, 2016. Dow also entered into an agreement to purchase up to 5,070,358 shares of AFSI's common stock, which represented approximately 10 percent of AFSI's common stock outstanding at signing of the agreement, subject to certain terms and conditions. At September 30, 2017, the Company had a receivable with AFSI of $4 million ($12 million at December 31, 2016), which is classified as "Accounts and notes receivable - Other" in the consolidated balance sheets. The Company's maximum exposure to loss was $48 million at September 30, 2017 ($59 million at December 31, 2016).

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
Effective August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction pursuant to the Merger Agreement, resulting in a newly formed corporation named DowDuPont. See Note 3 for additional information on the Merger. As a result of the Merger, new operating segments were created which are used by management to allocate Company resources and assess performance. The new segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DowDuPont is comprised of nine operating segments, which are aggregated into eight reportable segments: Agriculture; Performance Materials & Coatings; Industrial Intermediates & Infrastructure; Packaging & Specialty Plastics; Electronics & Imaging; Nutrition & Biosciences; Transportation & Advanced Polymers and Safety & Construction. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals. The Company’s Nutrition & Biosciences segment consists of two operating segments, Nutrition & Health and Industrial Biosciences, which individually did not meet the quantitative thresholds.

DowDuPont will report geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America, and Europe, Middle East, and Africa ("EMEA"). As a result of the Merger, Dow changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously reported in EMEA) and aligned Puerto Rico to U.S. & Canada (previously reported in Latin America).

The segment and geographic region reporting changes were retrospectively applied to all periods presented.

Effective with the Merger, the Company changed its measure of profit/loss for segment reporting purposes from Operating EBITDA to pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma EBITDA as earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses). Pro forma Operating EBITDA is defined as pro forma EBITDA excluding the impact of significant items. A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBITDA is provided at the end of this footnote. Prior year data has been updated to conform to current year presentation.

The Company is also presenting pro forma net sales in this note as it is included in management's measure of segment performance and regularly reviewed by the CODM.

Pro forma adjustments used in the calculation of pro forma net sales and pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the historical consolidated financial statements of Dow and DuPont, adjusted to give effect to the Merger as if it had been consummated on January 1, 2016. Pro forma adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) eliminate the effects of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) eliminate the impact of transactions between Dow and DuPont, and (5) eliminate the effect of consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded from the pro forma adjustments.

Corporate Profile
The Company conducts its worldwide operations through global businesses which are reflected in the following reportable segments:

AGRICULTURE
The Agriculture segment leverages the Company’s technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity. The segment’s two global businesses, Seed and Crop Protection, deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including well-established brands of seed products, crop chemicals, seed treatment, agronomy and digital services. R&D focuses on leveraging germplasm and plant science technology to increase grower productivity and to enhance the value of grains and oilseeds through improved seed traits, superior seed germplasm and effective use of crop protection solutions.

Seed
Seed is a global leader in developing and supplying advanced plant genetic products and technologies. The Seed business is a world leader in developing, producing and marketing hybrid corn seed and soybean seed varieties, primarily under the Pioneer® brand name, which improve the productivity and profitability of its customers. Additionally, the Seed business develops, produces and markets canola, cotton, sunflower, sorghum, wheat and rice seed, as well as silage inoculants.

Crop Protection
Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice, and specialty crops such as fruit, nut, vine and vegetables. Principle crop protection products are weed control, disease control and insect control offerings for foliar application or as a seed treatment.

PERFORMANCE MATERIALS & COATINGS
The Performance Materials & Coatings segment consists of two global businesses - Coatings & Performance Monomers and Consumer Solutions. Using silicones, acrylics and cellulosics-based technology platforms, these businesses serve the needs of the coatings, home care, personal care, appliance and industrial end-markets. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic areas.

Coatings & Performance Monomers
Coatings & Performance Monomers consists of two businesses: Coating Materials and Performance Monomers. The Coating Materials business leads innovation in technologies that help advance the performance of paints and coatings. Its water-based acrylic emulsion technology revolutionized the global paint industry. The organization offers innovative and sustainable product solutions to accelerate paint and coating performance across diverse market segments, including architectural paint and coatings, as well as industrial coatings applications used in paper, leather, wood, metal packaging, traffic markings, maintenance and protective industries. The Performance Monomers business manufactures critical building blocks needed for the production of coatings, textiles, and home and personal care products. Included in this portfolio is the Plastics Additives business, a worldwide supplier of additives used in a large variety of applications ranging from packaging containers to consumer appliances and office equipment.

Consumer Solutions
Consumer Solutions consists of three businesses: Home & Personal Care; Feedstocks & Intermediates and Performance Silicones. The Home & Personal Care business collaborates closely with global and regional brand owners to deliver innovative solutions for creating new and unrivaled consumer benefits and experience. Feedstocks & Intermediates provides standalone silicone materials that are used in a wide range of applications including adhesion promoters, coupling agents, crosslinking agents, dispersing agents and surface modifiers. Performance Silicones uses innovative, versatile silicon-based technology to provide solutions and ingredients to customers in personal care, elastomers and the pressure sensitive industries.

Joint Ventures
The Performance Materials & Coatings segment includes the Company's share of the results of The HSC Group, a U.S.-based group of companies that manufacture and sell polycrystalline silicon products and owned 50 percent by the Company.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure segment consists of four global businesses: Construction Chemicals, Energy Solutions, Industrial Solutions, and Polyurethanes & CAV. These customer-centric global businesses develop and market customized materials using advanced technology and unique chemistries. These businesses serve the needs of market segments as diverse as: appliance; coatings; infrastructure; and oil and gas. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic areas.

Construction Chemicals
Construction Chemicals offers application and material science across a wide range of acrylic, cellulosic, and redispersible powder technologies designed to differentiate construction materials such as caulks, sealants, concrete sealers, elastomeric roof coatings, External Insulation and Finish System applications, and roof tile and siding coatings - all to advance the performance and durability of buildings and infrastructure.

Energy Solutions
Energy Solutions helps to provide energy to the world by supplying smart, innovative and customized solutions to enhance productivity and efficiency in the oil, gas and mining markets. This business is aligned with all markets of the oil and gas industry - from exploration, production including enhanced oil recovery, and oil and gas transmission, to refining and gas processing.

Industrial Solutions
The Industrial Solutions business enables manufacturing of the world’s goods and services with additive solutions that minimize friction and heat in mechanical processes, manage the oil and water interface, deliver active ingredients for maximum effectiveness, facilitate dissolvability and provide the foundational building blocks for the development of chemical technologies. The business supports industrial manufacturers associated with a large variety of end-markets, notably adhesives and inks, coatings, detergents and cleaners, and engine/heavy equipment. Industrial Solutions is also the world’s largest producer of purified ethylene oxide.

Polyurethanes & CAV
The Polyurethanes & CAV business group consists of two business: Polyurethanes and Chlor-Alkali and Vinyl ("CAV"). The Polyurethanes business is the world’s largest producer of propylene oxide and propylene glycol, a leading producer of polyether polyols and aromatic isocyanates that serve energy efficiency, consumer comfort and industrial market sectors, and an industry leader in the development of fully formulated polyurethane systems. Propylene oxide is produced by using the chlorohydrin process as well as by hydrogen peroxide to propylene oxide manufacturing technology. The CAV business provides cost advantaged chlorine and caustic soda supply and markets caustic soda, a valuable co-product of the chlor-alkali manufacturing process, and ethylene dichloride and vinyl chloride monomer.

Joint Ventures
The Industrial Intermediates & Infrastructure segment includes a portion of the Company's share of the results of the following joint ventures:

•
EQUATE Petrochemicals Company K.S.C. ("EQUATE") - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins; owned 42.5 percent by the Company.

•	The Kuwait Olefins Company K.S.C. - a Kuwait-based company that manufactures ethylene and ethylene glycol; owned 42.5 percent by the Company.

•
Map Ta Phut Olefins Company Limited - effective ownership is 32.77 percent of which the Company directly owns 20.27 percent (aligned with Industrial Intermediates & Infrastructure) and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited (both part of The SCG-Dow Group and aligned with Packaging & Specialty Plastics). This Thailand-based company manufactures propylene and ethylene.

•
Sadara Chemical Company - a Saudi Arabian company that currently manufactures chlorine, ethylene and propylene for internal consumption and manufactures and sells polyethylene, high-value added chemical products and other performance plastics; currently owned 35 percent by the Company.

PACKAGING & SPECIALTY PLASTICS
The Packaging & Specialty Plastics segment is a market-oriented portfolio composed of two global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment is advantaged through its low cost position into key feedstocks and broad geographic reach, with manufacturing facilities located in all geographic areas. It also benefits from R&D expertise to deliver leading-edge technology that provides a competitive benefit to customers in packaging. Taken together, the businesses in this segment represent the world's leading plastics franchise.

Hydrocarbons & Energy
The Hydrocarbons & Energy business is one of the largest global producers of ethylene, an internal feedstock that is consumed primarily within the Packaging & Specialty Plastics segment, and one of the world’s largest industrial energy producers. The Hydrocarbons business' global scale, operational discipline and feedstock flexibility create a cost-advantaged foundation for the Company's downstream, market-driven businesses. In North America, the increased supplies of natural gas and natural gas liquids (“NGLs”) remain a key cost-competitive advantage for the Company's ethane- and propane-based production. The Company's U.S. and European ethylene production facilities allow DowDuPont to use different feedstocks in response to price conditions.

The Energy business produces or procures the energy used by DowDuPont, sells energy to customers located on DowDuPont manufacturing sites and also engages in opportunistic merchant sales driven by market conditions. Because of its unparalleled scale, purchasing power and global reach, the Energy business offers DowDuPont tremendous knowledge of world energy markets and the agility to respond to sudden changes in market conditions.

Packaging and Specialty Plastics
Packaging and Specialty Plastics serves high-growth, high-value sectors using world-class technology and a rich innovation pipeline that creates competitive advantages for customers and the entire value chain. The business is also a leader in polyolefin elastomers and ethylene propylene diene monomer elastomers. Market growth is expected to be driven by major shifts in population demographics; improving socioeconomic status in emerging geographies; consumer and brand owner demand for increased functionality; efforts to reduce food waste; growth in telecommunications networks; global development of electrical transmission and distribution infrastructure; and renewable energy applications.

Joint Ventures
Joint ventures play an integral role within the Packaging & Specialty Plastics segment by dampening earnings cyclicality and improving earnings growth. Principal joint ventures impacting the Packaging & Specialty Plastics segment are noted in the following section:

Aligned 100 percent with Packaging & Specialty Plastics:

•	The Kuwait Styrene Company K.S.C. - a Kuwait-based company that manufactures styrene monomer; owned 42.5 percent by the Company.

•
The SCG-Dow Group consists of Siam Polyethylene Company Limited; Siam Polystyrene Company Limited; Siam Styrene Monomer Co., Ltd.; and Siam Synthetic Latex Company Limited. These Thailand-based companies manufacture polyethylene, polystyrene, styrene and latex; owned 50 percent by the Company.

Packaging & Specialty Plastics includes a portion of the results of:

•
EQUATE - a Kuwait-based company that manufactures ethylene, polyethylene and ethylene glycol; and manufactures and markets monoethylene glycol, diethylene glycol and polyethylene terephthalate resins; owned 42.5 percent by the Company.

•	The Kuwait Olefins Company K.S.C. - a Kuwait-based company that manufactures ethylene and ethylene glycol; owned 42.5 percent by the Company.

•
Map Ta Phut Olefins Company Limited - effective ownership is 32.77 percent of which the Company directly owns 20.27 percent (aligned with Industrial Intermediates & Infrastructure) and indirectly owns 12.5 percent through its equity interest in Siam Polyethylene Company Limited and Siam Synthetic Latex Company Limited (both part of The SCG-Dow Group and aligned with Packaging & Specialty Plastics). This Thailand-based company manufactures propylene and ethylene.

•
Sadara Chemical Company - a Saudi Arabian company that currently manufactures chlorine, ethylene and propylene for internal consumption and manufactures and sells polyethylene, high-value added chemical products and other performance plastics; currently owned 35 percent by the Company.

ELECTRONICS & IMAGING
Electronics & Imaging is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment also serves the photovoltaics ("PV") and advanced printing industries. Electronics & Imaging is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits addressing both front-end and back-end of the manufacturing process. By providing chemical mechanical planarization pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners, dielectric and metallization solutions for back-end-of-line advanced chip packaging, along with silicones for light emitting diode ("LED") packaging and semiconductor applications, the segment offers the broadest portfolio of semiconductor and advanced packaging materials in the market. Electronics & Imaging provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials. The segment also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading global supplier of innovative metallization pastes and back sheet materials for the production of solar cells and solar modules for the PV industry. The segment is also a leading supplier in the packaging graphics industry providing flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays ("LCD"), advanced-matrix organic light emitting diode ("AMOLED"), and quantum dot ("QD") applications. Electronics & Imaging addresses all of these markets by leveraging a strong science and technology base to provide the critical materials and solutions for creating a more connected and digital world.

NUTRITION & BIOSCIENCES
Nutrition & Biosciences is an innovation-driven and customer-focused segment that provides solutions for the global food and beverage, pharma, personal care, and animal nutrition markets. It consists of two operating segments: Nutrition & Health and Industrial Biosciences.

Nutrition & Health
The Nutrition & Health business is one of the world’s largest producers of specialty food ingredients, developing and manufacturing solutions for the global food and beverage market. Its innovative and broad portfolio of natural-based ingredients marketed under the DuPont Danisco® brand serves to improve health and nutrition as well as taste and texture in a wide range of dairy, beverage, bakery, and dietary supplements applications. Its probiotics portfolio, including the HOWARU® brand, delivers consumers benefits in digestive and immune health. In addition to serving the global food and beverage market, the Nutrition & Health business is one of the world's largest producers of cellulosic- and alginates-based pharma excipients, used to improve the functionality and delivery of pharmaceuticals, and enabling the development of more effective pharma solutions.

Industrial Biosciences
The Industrial Biosciences business is an industry pioneer and innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through biotechnology and engineering solutions including enzymes, biomaterials, biocides and antimicrobial solutions and process technology. Industrial Biosciences offers better, cleaner and safer solutions to a wide range of industries including animal nutrition, biofuels, apparel and textiles, food and beverages, cleaning, personal care, fertilizers, and oil and gas.

TRANSPORTATION & ADVANCED POLYMERS
Transportation & Advanced Polymers provides high-performance engineering resins, adhesives, lubricants and parts to engineers and designers in the transportation, electronics and medical end-markets to enable systems solutions for demanding applications and environments.

The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. The main products include: DuPont™ Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer, Kalrez® perfluoroelastomer, Crastin® PBT thermoplastic polyester resin, Rynite® PET polyester resin, Molykote® lubricants, Dow Corning® silicone solutions for healthcare, MULTIBASE™ TPSiV™ silicones for thermoplastics and BETASEAL™, BETAMATE™ and BETAFORCE™ structural and elastic adhesives. The segment produces innovative and differentiated adhesive technologies to meet customer specifications for durability, crash performance, and healthcare applications. Transportation & Advanced Polymers also targets the performance plastics and fluid solutions markets by developing technologies that differentiate customers’ products with improved performance characteristics.

SAFETY & CONSTRUCTION
Safety & Construction is a leading provider of engineered products and integrated systems for a number of industry verticals including construction, worker safety, energy, oil and gas, transportation, medical devices and water purification and separation.

Safety & Construction addresses the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier, and better. By uniting market-driven science with the strength of highly regarded brands, (including DuPont™ Kevlar® high-strength material, Nomex® thermal-resistant material, Corian® solid surfaces, and Tyvek® selective barriers, with Dow FILMTEC™, STYROFOAM™ and GREAT STUFF™) the segment delivers products to a broad array of markets including industrial, building and construction, consumer, military and law enforcement, automotive, aerospace, water processing and energy. Safety & Construction is investing in future growth initiatives such as the protection of perishable and temperature-sensitive foods and pharmaceutical products, new roofing products, flame resistant cargo containers, protective clothing with much higher levels of arc protection for utilities and more comfortable and higher particulate protection hoods for fire fighters. Safety & Construction is a leader in the construction, delivering insulation, air sealing and weatherization systems to improve energy efficiency, reduce energy costs and provide more sustainable buildings. Safety & Construction is also a leading provider of purification and separation technologies including reverse osmosis membranes and ion exchange resins to help customers with a broad array of separation and purification needs such as reusing waste water streams and making more potable drinking water. Through the Sustainable Solutions business unit, the segment is a leader in safety consulting, selling training products as well as consulting services, to improve the safety, productivity, and sustainability of organizations across a range of industries.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); the results of Ventures (including business incubation platforms and non-business aligned joint ventures); gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses; discontinued or non-aligned businesses and pre-commercial activities.

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Three months ended Sep 30, 2017
Net sales	$1,532	$2,228	$3,228	$5,260	$832	$689	$636	$792	$157	$15,354
Pro forma net sales	$1,911	$2,219	$3,226	$5,490	$1,198	$1,473	$1,299	$1,310	$159	$18,285
Pro forma Operating EBITDA [1]	$(239)	$487	$676	$1,147	$382	$315	$325	$351	$(223)	$3,221
Equity in earnings (losses) of nonconsolidated affiliates	$(5)	$39	$41	$64	$—	$3	$1	$(1)	$10	$152
Three months ended Sep 30, 2016
Net sales	$1,233	$2,058	$2,773	$4,702	$646	$248	$273	$479	$71	$12,483
Pro forma net sales	$1,998	$2,046	$2,770	$5,070	$1,138	$1,469	$1,187	$1,238	$75	$16,991
Pro forma Operating EBITDA [1]	$(172)	$345	$401	$1,386	$341	$321	$303	$282	$(185)	$3,022
Equity in earnings (losses) of nonconsolidated affiliates	$5	$31	$(7)	$39	$—	$3	$—	$—	$(1)	$70
Nine months ended Sep 30, 2017
Net sales	$4,729	$6,580	$9,094	$15,364	$2,164	$1,223	$1,224	$1,716	$324	$42,418
Pro forma net sales	$11,555	$6,537	$9,086	$16,300	$3,583	$4,391	$3,834	$3,852	$331	$59,469
Pro forma Operating EBITDA [1]	$2,387	$1,508	$1,605	$3,424	$1,119	$950	$954	$905	$(624)	$12,228
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$171	$101	$130	$—	$9	$1	$(1)	$(8)	$402
Nine months ended Sep 30, 2016
Net sales	$4,456	$4,480	$8,024	$13,561	$1,647	$741	$629	$1,399	$201	$35,138
Pro forma net sales	$11,396	$4,440	$8,015	$14,636	$3,084	$4,313	$3,316	$3,748	$212	$53,160
Pro forma Operating EBITDA [1]	$2,222	$836	$1,183	$3,856	$842	$918	$769	$903	$(600)	$10,929
Equity in earnings (losses) of nonconsolidated affiliates	$5	$126	$(49)	$83	$24	$8	$9	$1	$(16)	$191

1.	A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBITDA	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
In millions
Income from continuing operations, net of tax	$554	$818	$2,828	$4,320
+ Provision for income taxes on continuing operations	571	271	1,239	291
Income from continuing operations before income taxes	$1,125	$1,089	$4,067	$4,611
+ Depreciation and amortization	1,001	780	2,518	2,067
- Interest income [1]	39	26	86	64
+ Interest expense and amortization of debt discount	283	220	728	629
- Foreign exchange gains (losses), net [1]	72	(37)	16	(102)
+ Pro forma adjustments	134	306	3,179	3,871
Pro forma EBITDA	$2,432	$2,406	$10,390	$11,216
- Adjusted significant items [2]	(789)	(616)	(1,838)	287
Pro forma Operating EBITDA	$3,221	$3,022	$12,228	$10,929

1.	Included in "Sundry income (expense) - net."

2.	Adjusted significant items, excluding the impact of one-time transaction costs directly attributable to the Merger and reflected in the pro forma adjustments.

The following tables summarize the pretax impact of adjusted significant items by segment that were excluded from pro forma Operating EBITDA above:

Adjusted Significant Items by Segment for the Three Months Ended Sep 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on sale of business/entity [1]	$—	$—	$—	$227	$—	$—	$—	$—	$—	$227
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(459)	(459)
Inventory step-up amortization [3]	(83)	—	—	(28)	(50)	(104)	(68)	(34)	—	(367)
Restructuring and asset related charges - net [4]	—	—	—	—	—	—	—	—	(180)	(180)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(10)	(10)
Total	$(83)	$—	$—	$199	$(50)	$(104)	$(68)	$(34)	$(649)	$(789)

1.	Includes the sale of Dow's global EAA copolymers and ionomers business. See Note 3 for additional information.

2.	Integration and separation costs related to the Merger and the ownership restructure of Dow Corning.

3.
Includes the fair value step-up in DuPont's inventories as a result of the Merger of $360 million and the amortization of a basis difference related to the fair value step-up in inventories of $7 million. See Note 3 for additional information.

4.	Includes Dow and DuPont restructuring activities. See Note 4 for additional information.

5.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

Adjusted Significant Items by Segment for the Three Months Ended Sep 30, 2016	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Asset impairments and other charges [1]	$—	$—	$—	$—	$—	$(158)	$—	$—	$—	$(158)
Impact of Dow Corning ownership restructure [2]	—	(140)	—	—	(44)	—	(28)	—	—	(212)
Integration and separation costs [3]	—	—	—	—	—	—	—	—	(160)	(160)
Restructuring and asset related charges - net [4]	(14)	—	—	—	(2)	—	—	1	(2)	(17)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(69)	(69)
Total	$(14)	$(140)	$—	$—	$(46)	$(158)	$(28)	$1	$(231)	$(616)

1.	Includes a write-down of DuPont indefinite lived intangible assets related to the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names.

2.	Includes the fair value step-up in inventories related to the ownership restructure of Dow Corning. See Note 3 for additional information.

3.	Integration and separation costs related to the Merger and the ownership restructure of Dow Corning.

4.	Includes Dow and DuPont restructuring activities. See Note 4 for additional information.

5.
Includes implementation costs of $36 million associated with Dow's restructuring programs and other productivity actions. Also includes a charge of $33 million for a retained litigation matter related to the chlorine value chain.

Adjusted Significant Items by Segment for the Nine Months Ended Sep 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on sale of business/entity [1]	$—	$—	$—	$227	$—	$162	$—	$—	$7	$396
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(997)	(997)
Inventory step-up amortization [3]	(83)	—	—	(28)	(50)	(104)	(68)	(34)	—	(367)
Litigation related charges, awards and adjustments [4]	(469)	—	—	137	—	—	—	—	—	(332)
Restructuring and asset related charges - net [5]	—	3	—	—	(3)	(6)	(4)	(265)	(205)	(480)
Transaction costs and productivity actions [6]	—	—	—	—	—	—	—	—	(58)	(58)
Total	$(552)	$3	$—	$336	$(53)	$52	$(72)	$(299)	$(1,253)	$(1,838)

1.
Includes the sale of Dow's global EAA copolymers and ionomers business ($227 million), post-closing adjustments on the split-off of Dow's chlorine value chain ($7 million) and the sale of DuPont's global food safety diagnostic business ($162 million).

2.	Integration and separation costs related to the Merger and the ownership restructure of Dow Corning.

3.
Includes the fair value step-up in DuPont's inventories as a result of the Merger of $360 million and the amortization of a basis difference related to the fair value step-up in inventories of $7 million. See Note 3 for additional information.

4.
Includes an arbitration matter with Bayer CropScience ($469 million charge) and a patent infringement matter with Nova Chemicals Corporation ($137 million gain). See Note 13 for additional information.

5.	Includes Dow and DuPont restructuring activities. See Note 4 for additional information.

6.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

Adjusted Significant Items by Segment for the Nine Months Ended Sep 30, 2016	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Asset impairments and other charges [1]	$—	$—	$—	$—	$—	$(158)	$—	$—	$—	$(158)
Customer claims adjustment/recovery [2]	53	—	—	—	—	—	—	—	—	53
Gain on sale of business/entity [3]	—	—	6	—	—	—	—	—	369	375
Impact of Dow Corning ownership restructure [4]	—	1,389	—	—	438	—	279	—	—	2,106
Integration and separation costs [5]	—	—	—	—	—	—	—	—	(253)	(253)
Litigation related charges, awards and adjustments [6]	—	—	(1,235)	—	—	—	—	—	—	(1,235)
Restructuring and asset related charges - net [7]	(102)	(42)	(83)	(10)	(2)	(1)	(7)	—	(214)	(461)
Transaction costs and productivity actions [8]	—	—	—	—	—	—	—	—	(140)	(140)
Total	$(49)	$1,347	$(1,312)	$(10)	$436	$(159)	$272	$—	$(238)	$287

1.	Includes write-down of DuPont indefinite lived intangible assets related to the realignment of brand marketing strategies and a determination to phase out the use of certain acquired trade names.

2.	Includes a reduction in customer claims accrual ($23 million) and insurance recoveries for recovery of costs for customer claims ($30 million) related to the use of DuPont's Imprelis® herbicide.

3.	Includes a gain for post-closing adjustments on the split-off of the chlorine value chain ($6 million) and the sale of the DuPont (Shenzhen) Manufacturing Limited entity ($369 million).

4.
Includes the non-taxable gain of $2,445 million from the Dow Corning ownership restructure, $317 million for the fair value step-up in inventories and $22 million for a pretax loss related to the early redemption of debt incurred by Dow Corning. See Note 3 for additional information.

5.	Integration and separation costs related to the Merger and the ownership restructure of Dow Corning.

6.	Includes the urethane matters legal settlement. See Note 13 for additional information.

7.	Includes Dow and DuPont restructuring activities. See Note 4 for additional information.

8.
Includes implementation costs associated with Dow's restructuring programs and other productivity actions of $107 million and a charge of $33 million for a retained litigation matter related to the chlorine value chain.

The following table summarizes total assets by segment:

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
At Sep 30, 2017
Total assets	$51,120	$17,303	$11,968	$26,417	$14,447	$21,742	$16,840	$16,292	$22,398	$198,527
At Dec 31, 2016
Total assets [1]	$6,960	$16,871	$11,649	$17,837	$6,932	$1,246	$1,807	$2,833	$13,376	$79,511

1.	Includes total assets for Dow only.

DowDuPont Inc. PART I - FINANCIAL INFORMATION Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On December 11, 2015, The Dow Chemical Company ("Dow") and E. I. du Pont de Nemours and Company ("DuPont") entered into an Agreement and Plan of Merger ("Merger Agreement"), as amended on March 31, 2017, to effect an all-stock merger of equals strategic combination resulting in a newly formed corporation named DowDuPont Inc. ("DowDuPont" or the "Company"). On August 31, 2017, pursuant to the Merger Agreement, Dow and DuPont each merged with wholly owned subsidiaries of DowDuPont ("Mergers") and, as a result of the Mergers, Dow and DuPont became subsidiaries of DowDuPont (collectively, the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Dow was determined to be the accounting acquirer in the Merger. As a result, the historical financial statements of Dow for the periods prior to the Merger are considered to be the historical financial statements of DowDuPont. The results of DuPont are included in DowDuPont's consolidated results from the Merger date forward. See Note 3 to the Consolidated Financial Statements for additional information.

Items Affecting Comparability of Financial Results
Due to the size of Dow and DuPont's businesses prior to the Merger, in this section certain supplemental unaudited pro forma financial information is provided that assumes the Merger had been consummated on January 1, 2016. For all periods presented in the unaudited pro forma financial information, adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) eliminate the effects of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) eliminate the impact of transactions between Dow and DuPont, and (5) eliminate the effect of consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. These adjustments impacted the consolidated results as well as the reportable segments. In addition, certain non-GAAP financial measures are included that were derived from the unaudited pro forma financial information. For additional information, see the Supplemental Unaudited Pro Forma Condensed Combined Financial Information in this section.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended September 30, 2017:

•
The Company reported net sales in the third quarter of 2017 of $15.4 billion, up 23 percent from $12.5 billion in the third quarter of 2016, reflecting broad-based sales growth with increases across all segments and geographic regions. The Merger contributed 13 percent of the sales increase, impacting all segments except Performance Materials & Coatings and Industrial Intermediates & Infrastructure.

•
Volume increased 5 percent compared with the same period last year, with increases in all segments except Agriculture, which declined 3 percent. Volume increased in all geographic regions, except Latin America (down 3 percent), including a double-digit increase in Asia Pacific (up 10 percent).

•
Local price and product mix was up 4 percent compared with the same period last year, driven primarily by broad-based pricing actions as well as in response to higher feedstock and raw material costs. Price was mixed by segment as gains in Industrial Intermediates & Infrastructure (up 12 percent), Performance Materials & Coatings (up 6 percent), Packaging & Specialty Plastics (up 2 percent) and Safety & Construction (up 1 percent) more than offset declines in Agriculture (down 4 percent) and Transportation & Advanced Polymers (down 1 percent). Price remained flat in Electronics & Imaging and Nutrition & Biosciences. Price increased in all geographic regions, except Latin America (down 1 percent). Currency had a favorable impact of 1 percent on sales, driven by Europe, Middle East and Africa ("EMEA").

•	Research and development ("R&D") expenses totaled $522 million in the third quarter of 2017, up $123 million from $399 million in the third quarter of 2016, primarily due to the Merger.

•	Selling, general and administrative ("SG&A") expenses were $990 million in the third quarter of 2017, up $252 million from $738 million in the third quarter of 2016, primarily due to the Merger.

•
Integration and separation costs were $354 million in the third quarter of 2017, up from $127 million in the third quarter of 2016. Integration and separation costs include costs related to the Merger and the ownership restructure of Dow Corning.

•
The Company approved initial post-merger actions under the DowDuPont Cost Synergy Program, which is designed to integrate and optimize the organization following the Merger and Intended Business Separations. As a result of these actions, the Company recorded pretax restructuring charges of $179 million in the third quarter of 2017, consisting of severance and related benefit costs.

In addition to the financial highlights above, the following events occurred during or subsequent to the third quarter of 2017:

•
On August 28, 2017, Dow and Saudi Aramco announced a non-binding Memorandum of Understanding that sets forth a process for Dow to acquire an additional 15 percent ownership interest from Saudi Aramco in Sadara Chemical Company ("Sadara"), a joint venture developed by the two companies. The current equity ownership split is 65 percent Saudi Aramco and 35 percent Dow. If the potential transaction is concluded as presently proposed, Dow and Saudi Aramco would each hold a 50 percent equity stake in Sadara.

•
On September 21, 2017, the Company announced the startup of its new integrated, world-scale ethylene production facility and its new ELITE™ enhanced polyethylene production facility, both located in Freeport, Texas. These two key milestones enable the Company to capture benefits from increasing supplies of U.S. shale gas to deliver differentiated downstream solutions in its core market verticals. Both units are expected to reach full run rates in the fourth quarter of 2017.

•
As a condition of regulatory approval for the Merger Transaction, DuPont was required to divest certain assets related to its Crop Protection business and R&D organization (the “Divested Ag Business”). On November 1, 2017, DuPont completed the sale of the Divested Ag Business to FMC Corporation ("FMC"). In addition, DuPont completed the acquisition of certain assets related to FMC's Health and Nutrition segment, excluding its Omega-3 products, (the "Acquired H&N Business") (collectively, the "FMC Transactions"). The preliminary fair value as determined by DuPont of the Acquired H&N Business is $1,900 million. The FMC Transactions include a cash consideration payment to DuPont of approximately $1,200 million, which reflects the difference in value between the Divested Ag Business and the Acquired H&N Business, subject to adjustments for inventory of the Divested Ag Business and the net working capital of the Acquired H&N Business. DuPont retained accounts receivable and accounts payable associated with the Divested Ag Business with an approximate net receivable value of $400 million. Refer to Note 3 for further information regarding the FMC Transactions.

•
On November 1, 2017, DowDuPont's Board of Directors (the “Board”) approved restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”). The Company expects to record total pretax restructuring charges of about $2 billion, comprised of approximately $875 million to $975 million of severance and related benefits costs; $450 million to $800 million of asset related charges, and $400 million to $450 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $179 million recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $1 billion in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

•	On November 2, 2017, DowDuPont announced that its Board declared a fourth quarter dividend of $0.38 per share, payable on December 15, 2017 to shareholders of record on November 15, 2017.

•	On November 2, 2017, the Company announced the Board authorized an initial $4 billion share repurchase program, which has no expiration date.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$15,354	$12,483	$42,418	$35,138

Cost of sales	$12,170	$9,840	$33,130	$27,066
Percent of net sales	79.3%	78.8%	78.1%	77.0%

Research and development expenses	$522	$399	$1,343	$1,159
Percent of net sales	3.4%	3.2%	3.2%	3.3%

Selling, general and administrative expenses	$990	$738	$2,468	$2,166
Percent of net sales	6.4%	5.9%	5.8%	6.2%

Effective tax rate	50.8%	24.9%	30.5%	6.3%

Net income available for common stockholders	$514	$719	$2,723	$4,011

Earnings per common share – basic	$0.32	$0.64	$2.04	$3.60
Earnings per common share – diluted	$0.32	$0.63	$2.01	$3.48

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended			Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Percent change	Sep 30, 2017	Sep 30, 2016	Percent change
Net sales	$15,354	$12,483	23%	$42,418	$35,138	21%
Pro forma net sales	$18,285	$16,991	8%	$59,469	$53,160	12%

Sales Variances by Segment and Geographic Region
	Three Months Ended Sep 30, 2017					Nine Months Ended Sep 30, 2017
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Agriculture	(4)%	1%	(3)%	30%	24%	(2)%	—%	—%	8%	6%
Performance Materials & Coatings	6	1	1	—	8	7	—	2	38	47
Industrial Intermediates & Infrastructure	12	1	3	—	16	9	—	4	—	13
Packaging & Specialty Plastics	2	1	6	3	12	8	—	4	1	13
Electronics & Imaging	—	—	12	17	29	(1)	—	11	21	31
Nutrition & Biosciences	—	1	9	168	178	(2)	—	11	56	65
Transportation & Advanced Polymers	(1)	1	4	129	133	—	—	5	90	95
Safety & Construction	1	—	5	59	65	—	(1)	3	20	22
Total	4%	1%	5%	13%	23%	6%	—%	4%	11%	21%
U.S. & Canada	2%	—%	5%	11%	18%	6%	—%	4%	9%	19%
EMEA	9	4	4	12	29	10	(1)	4	9	22
Asia Pacific	3	—	10	17	30	3	—	8	18	29
Latin America	(1)	—	(3)	17	13	1	—	—	9	10
Total	4%	1%	5%	13%	23%	6%	—%	4%	11%	21%

The Company reported net sales in the third quarter of 2017 of $15.4 billion, up 23 percent from $12.5 billion in the third quarter of 2016, reflecting broad-based sales growth with increases across all segments and geographic regions. The Merger contributed 13 percent of the sales increase, impacting all segments except Performance Materials & Coatings and Industrial Intermediates & Infrastructure. Volume increased 5 percent compared with the same period last year, with increases in all segments except Agriculture (down 3 percent), including a double-digit increase in Electronics & Imaging (up 12 percent). Volume increased in all geographic regions, except Latin America (down 3 percent), including a double-digit increase in Asia Pacific (up 10 percent). Local price and product mix was up 4 percent compared with the same period last year, driven by broad-based pricing actions primarily in response to higher feedstock and raw material costs. Price was mixed by segment as gains in Industrial Intermediates & Infrastructure (up 12 percent), Performance Materials & Coatings (up 6 percent), Packaging & Specialty Plastics (up 2 percent) and Safety & Construction (up 1 percent) more than offset declines in Agriculture (down 4 percent) and Transportation & Advanced Polymers (down 1 percent). Price remained flat in Electronics & Imaging and Nutrition & Biosciences. Price increased in all geographic regions, except Latin America (down 1 percent). Currency had a favorable impact of 1 percent on sales, driven by EMEA.

The Company reported net sales for the first nine months of 2017 of $42.4 billion, up 21 percent from $35.1 billion in the first nine months of 2016, primarily reflecting the Merger, the addition of Dow Corning’s silicones business, increased selling prices and demand growth. Sales growth was broad-based with increases in all segments and geographic regions. Portfolio changes contributed 11 percent of the sales increase and impacted all segments, except Industrial Intermediates & Infrastructure. Volume increased 4 percent compared with the same period last year, with increases in all segments except Agriculture, which was flat. Double-digit volume increases were reported in Electronics & Imaging and Nutrition & Biosciences (both up 11 percent). Volume increased in all geographic regions, except Latin America which remained flat. Local price and product mix was up 6 percent compared with the same period last year, primarily in response to higher feedstock and raw material costs. Price increased in all geographic regions, including a double-digit increase in EMEA (up 10 percent). Price was mixed by segment with increases in Industrial Intermediates & Infrastructure (up 9 percent), Packaging & Specialty Plastics (up 8 percent) and Performance Materials & Coatings (up 7 percent) more than offsetting declines in Agriculture and Nutrition & Biosciences (both down 2 percent) and Electronics & Imaging (down 1 percent). Price was flat in Transportation & Advanced Polymers and Safety & Construction. Currency was flat compared with the same period last year.

Sales Variances by Segment and Geographic Region - Pro Forma Basis
	Three Months Ended Sep 30, 2017					Nine Months Ended Sep 30, 2017
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [2]	Total
Agriculture	(4)%	2%	(5)%	3%	(4)%	—%	—%	1%	—%	1%
Performance Materials & Coatings	6	1	1	—	8	7	—	2	38	47
Industrial Intermediates & Infrastructure	12	1	3	—	16	9	—	4	—	13
Packaging & Specialty Plastics	1	1	6	—	8	7	—	4	—	11
Electronics & Imaging	(2)	—	13	(6)	5	(2)	—	13	5	16
Nutrition & Biosciences	—	1	—	(1)	—	—	—	3	(1)	2
Transportation & Advanced Polymers	3	1	5	—	9	1	—	8	7	16
Safety & Construction	—	—	6	—	6	(2)	—	5	—	3
Total	3%	1%	4%	—%	8%	4%	—%	4%	4%	12%
U.S. & Canada	1%	—%	3%	—%	4%	3%	—%	3%	3%	9%
EMEA	7	4	5	—	16	8	(1)	4	3	14
Asia Pacific	2	—	10	(2)	10	2	—	9	7	18
Latin America	(2)	1	(4)	3	(2)	1	1	(1)	3	4
Total	3%	1%	4%	—%	8%	4%	—%	4%	4%	12%

1.
Pro forma net sales for Agriculture excludes sales related to the expected divestiture of a portion of Dow AgroSciences' corn seed business for the periods July 1, 2016 - September 30, 2016 and July 1, 2017 - August 31, 2017. Sales for the month of September 2017 are included in Portfolio/Other. Portfolio/Other for Electronics & Imaging reflects the recent divestitures of the SKC Haas Display Films group of companies (divested June 30, 2017) and authentication business (divested January 6, 2017). Portfolio/Other for Nutrition & Biosciences reflects the global food safety diagnostic business (divested on February 28, 2017).

2.
Pro forma net sales for Agriculture excludes sales related to the expected divestiture of a portion of Dow AgroSciences' corn seed business for the periods January 1, 2016 - September 30, 2016 and January 1, 2017 - August 31, 2017. Sales for the month of September 2017 are included in Portfolio/Other. Portfolio/Other also reflects sales from January 1, 2017 - May 31, 2017 related to the ownership restructure of Dow Corning on June 1, 2016 (impacts Performance Materials & Coatings, Electronics & Imaging and Transportation & Advanced Polymers), the divestitures of SKC Haas Display Films group of companies (divested June 30, 2017) and the authentication business (divested on January 6, 2017), impacting Electronics & Imaging, and the global food safety diagnostic business (divested February 28, 2017), impacting Nutrition & Biosciences.

The Company reported pro forma net sales in the third quarter of 2017 of $18.3 billion, up 8 percent from $17.0 billion in the third quarter of 2016, with increases across all segments, except Agriculture (down 4 percent) and Nutrition & Biosciences (flat), and geographic regions, except Latin America (down 2 percent). Double-digit pro forma net sales increases were reported in Industrial Intermediates & Infrastructure (16 percent) and in EMEA (16 percent) and Asia Pacific (10 percent). Volume increased 4 percent compared with the same period last year, with gains in most segments, except Agriculture (down 5 percent) and Nutrition & Biosciences (flat). Volume increased in all geographic regions, except Latin America (down 4 percent). Local price and product mix was up 3 percent compared with the same period last year, driven by pricing initiatives in response to higher feedstock and raw material costs. Price was mixed by segment as gains in Industrial Intermediates & Infrastructure (up 12 percent), Performance Materials & Coatings (up 6 percent), Transportation & Advanced Polymers (up 3 percent) and Packaging & Specialty Plastics (up 1 percent) more than offset declines in Agriculture (down 4 percent) and Electronics & Imaging (down 2 percent). Price was flat in Safety & Construction and Nutrition & Biosciences. Price increased in all geographic regions, except Latin America (down 2 percent). Currency was up 1 percent compared with the same period last year, primarily due to EMEA.

The Company reported pro forma net sales for the first nine months of 2017 of $59.5 billion, up 12 percent from $53.2 billion for the first nine months of 2016, primarily reflecting the addition of Dow Corning’s silicones business, increased selling prices and demand growth. Pro forma net sales increased across all segments and geographic regions. Portfolio and other increased sales by 4 percent, primarily reflecting the impact of the addition of Dow Corning's silicones business. Volume increased 4 percent compared with the same period last year, with increases in all segments and geographic regions, except Latin America (down 1 percent). Local price and product mix was up 4 percent, with increases in all geographic regions, primarily in response to higher feedstock and raw material costs. Price was mixed by segment as gains in Industrial Intermediates & Infrastructure (up 9 percent), Performance Materials & Coatings and Packaging & Specialty Plastics (both up 7 percent) and Transportation & Advanced Polymers (up 1 percent) more than offset declines in Electronics & Imaging and Safety & Construction (both down 2 percent). Price was flat in Agriculture and Nutrition & Biosciences. Currency was flat compared with the same period last year.

Cost of Sales
Cost of sales was $12.2 billion in the third quarter of 2017, up from $9.8 billion in the third quarter of last year. Cost of sales in the third quarter of 2017 was negatively impacted by a $360 million charge for the fair value step-up in inventories assumed in the Merger and related to Agriculture ($82 million), Packaging & Specialty Plastics ($28 million), Electronics & Imaging ($47 million), Nutrition & Biosciences ($104 million), Transportation & Advanced Polymers ($67 million), and Safety & Construction ($32 million) and an $8 million charge for transaction costs and productivity actions (related to Corporate). Cost of sales in the third quarter of 2016 was negatively impacted by a $212 million charge for the fair value step-up of inventories assumed in the ownership restructure of Dow Corning ("DCC Transaction") and related to Performance Materials & Coatings ($140 million), Electronics & Imaging ($44 million), and Transportation & Advanced Polymers ($28 million), and a $27 million charge for transaction costs and productivity actions (related to Corporate). Excluding these significant items, cost of sales increased primarily due to the Merger, increased sales volume and higher feedstock, energy and other raw material costs.

Year to date, cost of sales was $33.1 billion, up from $27.1 billion in the first nine months of 2016. In addition to the items previously discussed, in the first nine months of 2017 cost of sales was negatively impacted by a $41 million charge for transaction costs and productivity actions (related to Corporate). The first nine months of 2016 included the amounts previously discussed and a $105 million charge for the fair value step-up of inventories assumed in the DCC Transaction and related to Performance Materials & Coatings ($73 million), Electronics & Imaging ($25 million), and Transportation & Advanced Polymers ($7 million), and a $57 million charge for transaction costs and productivity actions (related to Corporate). Excluding these significant items, cost of sales increased primarily due to the Merger, increased sales volume, higher feedstock, energy and other raw material costs, higher commissioning expenses related to Dow's U.S. Gulf Coast growth projects and the addition of Dow Corning's silicones business. See Note 3 to the Consolidated Financial Statements for additional information on the Merger and the DCC Transaction.

Research and Development Expenses
R&D expenses totaled $522 million in the third quarter of 2017, up $123 million (31 percent) from $399 million in the third quarter of 2016, primarily due to the Merger. For the first nine months of 2017, R&D expenses totaled $1,343 million, up from $1,159 million in the first nine months of 2016, primarily due to the Merger and the addition of Dow Corning's silicones business.

Selling, General and Administrative Expenses
SG&A expenses were $990 million in the third quarter of 2017, up $252 million (34 percent) from $738 million in the third quarter of last year. SG&A in the third quarter of 2017 was negatively impacted by a $2 million charge for transaction costs and productivity actions, related to Corporate ($9 million for the third quarter of 2016). Excluding these significant items, SG&A in the third quarter of 2017 increased with the same period last year primarily due to the Merger.

For the first nine months of 2017, SG&A expenses totaled $2,468 million, up from $2,166 million for the first nine months of 2016. SG&A in the first nine months of 2017 was negatively impacted by a $9 million charge for transaction costs and productivity actions and related to Corporate ($23 million for the first nine months of 2016). Excluding these significant items, SG&A in the first nine months of 2017 increased with the same period last year primarily due to the Merger and the addition of Dow Corning's silicones business, which was partially offset by cost reduction initiatives and reduced litigation expenses.

Amortization of Intangibles
Amortization of intangibles was $244 million in the third quarter of 2017, up from $162 million in the third quarter of 2016, primarily related to the Merger. In the first nine months of 2017, amortization of intangibles was $556 million, up from $387 million in the same period last year, primarily due to the Merger and the addition of Dow Corning's silicones business. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September 2017, the Company approved initial post-merger actions under the Cost Synergy Program which is designed to integrate and optimize the organization following the Merger. As a result of these actions, the Company recorded pretax restructuring charges of $179 million (related to Corporate) in the third quarter of 2017, comprised of severance and related benefit costs. These actions are expected to be substantially completed by September 30, 2019.

Subsequent Event
On November 1, 2017, the Board approved restructuring actions under the Synergy Program. The Company expects to record total pretax restructuring charges of about $2 billion, comprised of approximately $875 million to $975 million of severance and related benefits costs; $450 million to $800 million of asset related charges, and $400 million to $450 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $180 million recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $1 billion in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

Dow 2016 Restructuring Plan
On June 27, 2016, the Board of Directors of Dow approved a restructuring plan that incorporated actions related to the DCC Transaction. These actions, aligned with Dow’s value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the DCC Transaction. These actions are expected to be substantially completed by June 30, 2018. As a result, Dow recorded pretax restructuring charges of $449 million in the second quarter of 2016 consisting of severance and related benefit costs of $268 million, asset related charges and other of $153 million and costs associated with exit and disposal activities of $28 million and are related to Performance Materials & Coatings ($42 million), Industrial Intermediates & Infrastructure ($83 million), Packaging & Specialty Plastics ($10 million) and Corporate ($314 million).

In the first nine months of 2017, Dow recorded a favorable adjustment to the 2016 restructuring charge for costs associated with exit and disposal activities of $3 million (related to Performance Materials & Coatings). See Note 4 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Corning, were $354 million in the third quarter of 2017, up from $127 million in the third quarter of 2016. In the first nine months of 2017, integration and separation costs were $599 million, compared with $228 million in the first nine months of 2016. Integration and separation costs are related to Corporate.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $152 million in the third quarter of 2017, up from $70 million in the third quarter of 2016, primarily due to higher equity earnings from the Kuwait joint ventures and the HSC Group. Equity earnings in the third quarter of 2017 were also negatively impacted by a $7 million charge for the amortization of a basis difference in the fair value step-up in inventories and related to Agriculture ($1 million), Safety & Construction ($2 million), Transportation & Advanced Polymers ($1 million) and Electronics & Imaging ($3 million).

In the first nine months of 2017, Dow's share of the earnings of nonconsolidated affiliates was $402 million, up from $191 million in the first nine months of 2016, as higher equity earnings from the Kuwait joint ventures and the HSC Group were partially offset by lower equity earnings resulting from the DCC Transaction and from the Thai joint ventures. Equity earnings for the first nine months of 2016 also declined due to a charge of $22 million for a loss on the early redemption of debt incurred by Dow Corning and related to Performance Materials & Coatings ($15 million), Electronics & Imaging ($5 million) and Transportation & Advanced Polymers ($2 million).

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, interest income, dividends from investments, gains and losses on sales of investments and assets, and certain litigation matters. Sundry income (expense) – net in the third quarter of 2017 was income of $361 million, an increase of $339 million compared with income of $22 million in the third quarter of 2016. The third quarter of 2017 included a $227 million gain from Dow's divestiture of the EAA copolymers and ionomers business (related to Packaging & Specialty Plastics). The third quarter of 2016 included a $33 million charge for transaction costs and productivity actions, related to Corporate.

Year to date, sundry income (expense) - net was income of $237 million, a decrease of $1,132 million compared with income of $1,369 million in the same period last year. In addition to the amounts previously discussed, the first nine months of 2017 included a $469 million loss from the Bayer CropScience arbitration matter (related to Agriculture), a $137 million gain from the Nova patent infringement matter (related to Packaging & Specialty Plastics), a $7 million gain adjustment on the split-off of the chlorine value chain (related to Corporate) and gains on sales of other assets and investments. The first nine months of 2016 included the amounts previously discussed and a $1,235 million loss from the settlement of the urethane matters class action lawsuit and the opt-out cases litigation (related to Industrial Intermediates & Infrastructure), a $2,445 million gain from the DCC Transaction, related to Performance Materials & Coatings ($1,617 million), Electronics & Imaging ($512 million) and Transportation & Advanced Polymers ($316 million), a $6 million gain adjustment on the split-off of the chlorine value chain (related to Industrial Intermediates & Infrastructure) and gains on sales of other assets and investments. See Notes 3 and 13 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $283 million in the third quarter of 2017, up from $220 million in the third quarter of last year. Year to date, interest expense and amortization of debt discount was $728 million compared with $629 million in the first nine months of 2016. The increase was primarily related to the Merger and the effect of the long-term debt assumed in the DCC Transaction.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, reinvestment assertions regarding foreign income and the level of income relative to tax credits available. For example, as the percentage of foreign sourced income increases, the Company's effective tax rate declines. The Company's tax rate is also influenced by the level of equity earnings, since most of the earnings from the Company's equity method investments are taxed at the joint venture level.

The effective tax rate from continuing operations for the third quarter of 2017 was 50.8 percent compared with 24.9 percent for the third quarter of 2016. The increase in the effective tax rate was primarily due to a $267 million charge related to changes in tax attributes in the United States and Germany as a result of the Merger, the geographic mix of DuPont's amortization of the inventory step-up and the impact of certain foreign exchange losses recognized on the remeasurement of net monetary asset positions which were not deductible in the local jurisdictions. For the first nine months of 2017, the effective tax rate was 30.5 percent, compared with 6.3 percent for the first nine months of 2016. In addition to the factors previously discussed, the tax rate for the first nine months of 2017 reflects a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. The tax rate for the first nine months of 2016 was impacted by the non-taxable gain on the DCC Transaction, a tax benefit on the reassessment of a deferred tax liability related to the basis difference in the investment in Dow Corning and a tax benefit related to the urethane matters class action lawsuit and opt-out cases settlements which more than offset the $57 million tax charge related to the adjustment of an uncertain tax position. See Notes 1, 2, 3, 6 and 13 to the Consolidated Financial Statements for additional information.

Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax was $20 million in the third quarter of 2017 and for the first nine months of 2017, and is related to DuPont's Merger remedy. See Note 3 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $20 million in the third quarter of 2017, up from $14 million in the third quarter of 2016. For the first nine months of 2017, net income attributable to noncontrolling interests was $85 million, up from$54 million in the same period last year.

Preferred Stock Dividends
On December 30, 2016, Dow converted all outstanding shares of its Cumulative Convertible Perpetual Preferred Stock, Series A ("Dow Preferred Stock") into shares of Dow's common stock. As a result of this conversion, no shares of Dow Preferred Stock are issued or outstanding. Preferred stock dividends of $85 million were recognized in the third quarter of 2016 related to the Dow Preferred Stock ($255 million in the first nine months of 2016).

Net Income Available for DowDuPont Inc. Common Stockholders
Net income available for common stockholders was $514 million, or $0.32 per share, in the third quarter of 2017, compared with $719 million, or $0.63 per share, in the third quarter of 2016. Net income available for common stockholders for the first nine months of 2017 was $2,723 million, or $2.01 per share, compared with $4,011 million, or $3.48 per share for the same period of 2016. See Note 7 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma combined statements of income (the "unaudited pro forma income statements") for DowDuPont are presented to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. For the periods presented below, activity prior to August 31, 2017 (the “Merger Date”) was prepared on a pro forma basis (the “unaudited pro forma information”) and activity after the Merger Date was prepared on a combined U.S. GAAP basis. The unaudited pro forma information was prepared in accordance with Article 11 of Regulation S-X. Pro forma adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) eliminate the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) eliminate the impact of transactions between Dow and DuPont, and (5) eliminate the effect of consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. The unaudited pro forma information does not reflect restructuring or integration activities or other costs following the Merger that may be incurred to achieve cost or growth synergies of DowDuPont. The unaudited pro forma income statements provide shareholders with summary financial information and historical data that is on a basis consistent with how DowDuPont reports current financial information.

The Merger was accounted for under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), under which Dow has been designated as the accounting acquirer in the Merger for accounting purposes. Under ASC 805, Dow accounted for the transaction by using Dow historical financial information and accounting policies and adding the assets and liabilities of DuPont as of the Merger Date at their respective fair values. The assets and liabilities of DuPont have been measured based on various preliminary estimates at the Merger Date using assumptions that DowDuPont believes are reasonable based on information that is currently available. DowDuPont intends to complete the valuations and other studies and will finalize the allocation of consideration as soon as practicable within the measurement period in accordance with ASC 805, but no later than one year following the closing date of the Merger. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could have a material impact on the accompanying unaudited pro forma income statements and DowDuPont’s future results of operations.

The unaudited pro forma information was prepared in accordance with Article 11 of Regulation S-X which is a different basis than the unaudited pro forma information presented in Note 3 to the Consolidated Financial Statements, which was prepared in accordance with the requirements of ASC 805.

The unaudited pro forma income statements have been presented for informational purposes only and are not necessarily indicative of what DowDuPont’s results of operations actually would have been had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma income statements do not purport to project the future operating results of the Company. The unaudited pro forma income statements were based on and should be read in conjunction with the separate historical financial statements and accompanying notes contained in each of the Dow and DuPont Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K for the applicable periods. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Unaudited Pro Forma Combined Statements of Income	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$18,285	$16,991	$59,469	$53,160
Cost of sales	14,246	12,940	43,676	38,308
Research and development expenses	796	770	2,390	2,299
Selling, general and administrative expenses	1,583	1,586	5,223	5,153
Amortization of intangibles	423	429	1,286	1,201
Restructuring and asset related charges - net	180	172	479	614
Integration and separation costs	459	160	997	253
Equity in earnings of nonconsolidated affiliates	161	86	442	233
Sundry income (expense) - net	226	(37)	226	1,621
Interest expense and amortization of debt discount	334	283	902	817
Income from continuing operations before income taxes	651	700	5,184	6,369
Provision for income taxes on continuing operations	392	101	1,113	611
Income from continuing operations, net of tax	259	599	4,071	5,758
Net income attributable to noncontrolling interests	27	20	112	75
Net income attributable to DowDuPont Inc.	232	579	3,959	5,683
Preferred stock dividends	—	85	—	255
Net income available for DowDuPont Inc. common stockholders	$232	$494	$3,959	$5,428

Per common share data:
Earnings per common share from continuing operations - basic	$0.10	$0.22	$1.70	$2.43
Earnings per common share from continuing operations - diluted	$0.10	$0.22	$1.68	$2.41

Weighted-average common shares outstanding - basic	2,328.0	2,225.6	2,322.9	2,222.0
Weighted-average common shares outstanding - diluted	2,349.7	2,247.1	2,346.2	2,242.4

Unaudited Pro Forma Combined Statement of Income	Three Months Ended Sep 30, 2017
			Adjustments
In millions, except per share amounts	DWDP [1]	Historical DuPont [2]	Reclass [3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$15,354	$3,182	$11	$(225)	$(37)	$18,285
Cost of sales	12,170	2,054	115	(106)	13	14,246
Other operating charges	—	141	(141)	—	—	—
Research and development expenses	522	302	(7)	(26)	5	796
Selling, general and administrative expenses	990	844	(217)	(41)	7	1,583
Other (loss) income, net	—	(112)	112	—	—	—
Amortization of intangibles	244	—	31	—	148	423
Restructuring and asset related charges - net	179	11	—	—	(10)	180
Integration and separation costs	354	—	219	(9)	(105)	459
Equity in earnings of nonconsolidated affiliates	152	—	13	—	(4)	161
Sundry income (expense) - net	361	—	(134)	(1)	—	226
Interest expense and amortization of debt discount	283	71	—	—	(20)	334
Income (loss) from continuing operations before income taxes	1,125	(353)	2	(44)	(79)	651
Provision (credit) for income taxes on continuing operations	571	(124)	2	(10)	(47)	392
Income (loss) from continuing operations, net of tax	554	(229)	—	(34)	(32)	259
Net income attributable to noncontrolling interests	20	5	—	—	2	27
Net income (loss) attributable to DowDuPont Inc.	534	(234)	—	(34)	(34)	232
Preferred stock dividends	—	2	—	—	(2)	—
Net income (loss) available for DowDuPont Inc. common stockholders	$534	$(236)	$—	$(34)	$(32)	$232

Per common share data:
Earnings per common share from continuing operations - basic						$0.10
Earnings per common share from continuing operations - diluted						$0.10

Weighted-average common shares outstanding - basic						2,328.0
Weighted-average common shares outstanding - diluted						2,349.7

1.	See the U.S. GAAP consolidated statements of income.
2. Reflects DuPont activity for the period from July 1, 2017 to August 31, 2017.
3. Certain reclassifications were made to conform to the presentation that will be used for DowDuPont.
4. Includes the following consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger, including: Dow’s global EAA copolymers and ionomers business (divested on September 1, 2017); a portion of Dow AgroSciences’ corn seed business in Brazil (for the period of July 1, 2017 through August 31, 2017); and DuPont’s cereal broadleaf herbicides and chewing insecticides portfolio as well as its crop protection research and development pipeline and organization (for the period of July 1, 2017 through August 31, 2017; September 2017 activity has been treated as discontinued operations).
5. Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Refer to Summary of Pro Forma Adjustments at the end of this section for additional details.

Unaudited Pro Forma Combined Statement of Income	Three Months Ended Sep 30, 2016
			Adjustments
In millions, except per share amounts	Historical Dow [1]	Historical DuPont [2]	Reclass [3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$12,483	$4,917	$27	$(389)	$(47)	$16,991
Cost of sales	9,841	3,090	141	(166)	34	12,940
Other operating charges	—	176	(176)	—	—	—
Research and development expenses	399	410	(10)	(36)	7	770
Selling, general and administrative expenses	864	1,016	(249)	(56)	11	1,586
Other (loss) income, net	—	(16)	16	—	—	—
Amortization of intangibles	162	—	45	—	222	429
Restructuring and asset related charges - net	—	172	—	—	—	172
Integration and separation costs	—	—	249	—	(89)	160
Equity in earnings of nonconsolidated affiliates	70	—	22	—	(6)	86
Sundry income (expense) - net	(4)	—	(32)	(1)	—	(37)
Interest income	26	—	(26)	—	—	—
Interest expense and amortization of debt discount	220	93	—	—	(30)	283
Income (loss) from continuing operations before income taxes	1,089	(56)	7	(132)	(208)	700
Provision (credit) for income taxes on continuing operations	271	(69)	7	(30)	(78)	101
Income from continuing operations, net of tax	818	13	—	(102)	(130)	599
Net income attributable to noncontrolling interests	14	4	—	—	2	20
Net income attributable to DowDuPont Inc.	804	9	—	(102)	(132)	579
Preferred stock dividends	85	2	—	—	(2)	85
Net income available for DowDuPont Inc. common stockholders	$719	$7	$—	$(102)	$(130)	$494

Per common share data:
Earnings per common share from continuing operations - basic						$0.22
Earnings per common share from continuing operations - diluted						$0.22

Weighted-average common shares outstanding - basic						2,225.6
Weighted-average common shares outstanding - diluted						2,247.1
1. See the consolidated statements of income included in Dow's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
2. See the consolidated statements of income included in DuPont's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
3. Certain reclassifications were made to conform to the presentation that will be used for DowDuPont.
4. Includes the following consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger, including: Dow’s global EAA copolymers and ionomers business; a portion of Dow AgroSciences’ corn seed business in Brazil; and DuPont’s cereal broadleaf herbicides and chewing insecticides portfolio as well as its crop protection research and development pipeline and organization.
5. Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Refer to Summary of Pro Forma Adjustments at the end of this section for additional details.

Unaudited Pro Forma Combined Statement of Income	Nine Months Ended Sep 30, 2017
			Adjustments
In millions, except per share amounts	DWDP [1]	Historical DuPont [2]	Reclass [3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$42,418	$18,349	$84	$(1,219)	$(163)	$59,469
Cost of sales	33,130	10,617	387	(523)	65	43,676
Other operating charges	—	521	(521)	—	—	—
Research and development expenses	1,343	1,159	(27)	(104)	19	2,390
Selling, general and administrative expenses	2,468	3,452	(583)	(143)	29	5,223
Other (loss) income, net	—	173	(173)	—	—	—
Amortization of intangibles	556	—	139	—	591	1,286
Restructuring and asset related charges - net	166	323	—	—	(10)	479
Integration and separation costs	599	—	605	(24)	(183)	997
Equity in earnings of nonconsolidated affiliates	402	—	55	—	(15)	442
Sundry income (expense) - net	237	—	1	(12)	—	226
Interest expense and amortization of debt discount	728	254	—	—	(80)	902
Income from continuing operations before income taxes	4,067	2,196	(33)	(437)	(609)	5,184
Provision for income taxes on continuing operations	1,239	228	(33)	(88)	(233)	1,113
Income from continuing operations, net of tax	2,828	1,968	—	(349)	(376)	4,071
Net income attributable to noncontrolling interests	85	20	—	—	7	112
Net income attributable to DowDuPont Inc.	2,743	1,948	—	(349)	(383)	3,959
Preferred stock dividends	—	7	—	—	(7)	—
Net income available for DowDuPont Inc. common stockholders	$2,743	$1,941	$—	$(349)	$(376)	$3,959

Per common share data:
Earnings per common share from continuing operations - basic						$1.70
Earnings per common share from continuing operations - diluted						$1.68

Weighted-average common shares outstanding - basic						2,322.9
Weighted-average common shares outstanding - diluted						2,346.2

1.	See the U.S. GAAP consolidated statements of income.
2. Reflects DuPont activity for the period from January 1, 2017 to August 31, 2017, prior to the Merger.
3. Certain reclassifications were made to conform to the presentation that will be used for DowDuPont.
4. Includes the following consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger, including: Dow’s global EAA copolymers and ionomers business (divested on September 1, 2017); a portion of Dow AgroSciences’ corn seed business in Brazil (for the period of January 1, 2017 through August 31, 2017); and DuPont’s cereal broadleaf herbicides and chewing insecticides portfolio as well as its crop protection research and development pipeline and organization (for the period of January 1, 2017 through August 31, 2017; September 2017 activity has been treated as discontinued operations).
5. Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Refer to Summary of Pro Forma Adjustments at the end of this section for additional details.

Unaudited Pro Forma Combined Statement of Income	Nine Months Ended Sep 30, 2016
			Adjustments
In millions, except per share amounts	Historical Dow [1]	Historical DuPont [2]	Reclass [3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$35,138	$19,383	$108	$(1,305)	$(164)	$53,160
Cost of sales	27,067	11,322	414	(557)	62	38,308
Other operating charges	—	504	(504)	—	—	—
Research and development expenses	1,159	1,260	(30)	(111)	21	2,299
Selling, general and administrative expenses	2,393	3,355	(478)	(150)	33	5,153
Other (loss) income, net	—	407	(407)	—	—	—
Amortization of intangibles	387	—	148	—	666	1,201
Restructuring and asset related charges - net	452	159	—	3	—	614
Integration and separation costs	—	—	450	—	(197)	253
Equity in earnings of nonconsolidated affiliates	191	—	60	—	(18)	233
Sundry income (expense) - net	1,305	—	323	(7)	—	1,621
Interest income	64	—	(64)	—	—	—
Interest expense and amortization of debt discount	629	278	—	—	(90)	817
Income from continuing operations before income taxes	4,611	2,912	20	(497)	(677)	6,369
Provision for income taxes on continuing operations	291	643	20	(103)	(240)	611
Income from continuing operations, net of tax	4,320	2,269	—	(394)	(437)	5,758
Net income attributable to noncontrolling interests	54	14	—	—	7	75
Net income attributable to DowDuPont Inc.	4,266	2,255	—	(394)	(444)	5,683
Preferred stock dividends	255	7	—	—	(7)	255
Net income available for DowDuPont Inc. common stockholders	$4,011	$2,248	$—	$(394)	$(437)	$5,428

Per common share data:
Earnings per common share from continuing operations - basic						$2.43
Earnings per common share from continuing operations - diluted						$2.41

Weighted-average common shares outstanding - basic						2,222.0
Weighted-average common shares outstanding - diluted						2,242.4
1. See the consolidated statements of income included in Dow's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
2. See the consolidated statements of income included in DuPont's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
3. Certain reclassifications were made to conform to the presentation that will be used for DowDuPont.
4. Includes the following consummated or probable and identifiable divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger, including: Dow’s global EAA copolymers and ionomers business; a portion of Dow AgroSciences’ corn seed business in Brazil; and DuPont’s cereal broadleaf herbicides and chewing insecticides portfolio as well as its crop protection research and development pipeline and organization.
5. Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Refer to Summary of Pro Forma Adjustments at the end of this section for additional details.

Summary of Pro Forma Adjustments	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales
Intercompany transactions [1]	$(37)	$(47)	$(163)	$(164)
Cost of sales
Intercompany transactions [1]	$(37)	$(47)	$(163)	$(164)
Policy harmonization [2]	(4)	—	11	(17)
Depreciation expense [3]	54	81	217	243
Total cost of sales	$13	$34	$65	$62
Research and development expenses:
Depreciation expense [3]	$5	$7	$19	$21
Selling, general and administrative expenses
Depreciation expense [3]	$7	$11	$29	$33
Amortization of intangibles
Amortization expense [4]	$148	$222	$591	$666
Restructuring and asset related charges - net
Transaction costs [5]	$(10)	$—	$(10)	$—
Integration and separation costs
Transaction costs [5]	$(105)	$(89)	$(183)	$(197)
Equity in earnings of nonconsolidated affiliates
Fair value of nonconsolidated affiliates [6]	$(4)	$(6)	$(15)	$(18)
Interest expense and amortization of debt discount
Amortization of debt discount [7]	$(20)	$(30)	$(80)	$(90)
Total pro forma adjustments to income from continuing operations before income taxes	$(79)	$(208)	$(609)	$(677)
Provision for income taxes on continuing operations [8]
Policy harmonization [2]	$2	$—	$(4)	$6
Depreciation expense [3]	(23)	(33)	(91)	(99)
Amortization expense [4]	(46)	(70)	(184)	(210)
Transaction costs [5]	14	16	22	36
Fair value of nonconsolidated affiliates [6]	(1)	(2)	(5)	(6)
Amortization of debt discount [7]	7	11	29	33
Total provision for income taxes on continuing operations	$(47)	$(78)	$(233)	$(240)
Total pro forma adjustments to income from continuing operations, net of tax	$(32)	$(130)	$(376)	$(437)
Net income attributable to noncontrolling interests
Reclass historical dividends [9]	$2	$2	$7	$7
Net income from continuing operations attributable to DowDuPont Inc.	$(34)	$(132)	$(383)	$(444)
Preferred stock dividends
Reclass historical dividends [9]	$(2)	$(2)	$(7)	$(7)
Net income from continuing operations available for DowDuPont Inc. common stockholders	$(32)	$(130)	$(376)	$(437)

1.	Elimination of intercompany transactions between Dow and DuPont.

2.	Adjustment to conform DuPont's accounting policy of deferring and amortizing expense for planned major maintenance activities to Dow's accounting policy of directly expensing the costs as incurred.

3.	Increase in depreciation expense for the fair value step-up of DuPont's property, plant and equipment.

4.	Increase in amortization expense for the fair value step-up of DuPont's finite-lived intangibles.

5.	Elimination of one-time transaction costs directly attributable to the Merger.

6.	Decrease in equity in earnings of nonconsolidated affiliates for the fair value adjustment to DuPont's investment in nonconsolidated affiliates.

7.	Decrease in interest expense related to amortization of the fair value adjustment to DuPont's long-term debt.

8.
Represents the income tax effect of the pro forma adjustments related to the Merger calculated using a blended statutory income tax rate, inclusive of state taxes. Management believes the blended statutory income tax rate resulting from this calculation provides a reasonable basis for the pro forma adjustments, however the effective tax rate of DowDuPont could be significantly different depending on the mix of activities.

9.	Reclassify historical dividends for DuPont preferred stock from "Preferred stock dividends" to "Net income attributable to noncontrolling interests."

OUTLOOK
Consumer-led demand continues to drive global economic activity, which remains robust across most major economies, including Europe, China and the United States. DowDuPont's demand outlook is positive for the majority of the Company's key end-markets. DowDuPont still sees some market headwinds, the most notable being in agriculture where the Company continues to closely monitor the situation in Brazil due to the slow start to the summer season. But the Company remains confident that it will have a solid year across its newly combined Ag division.

Looking forward, DowDuPont has all the levers it needs to execute near-term priorities: delivering earnings and cash flow growth; executing cost synergy actions and realizing the savings; advancing stand-up activities for the intended growth companies; and unlocking the shareholder value creation envisaged through this historic transaction.

SEGMENT RESULTS
Effective August 31, 2017, Dow and DuPont completed the previously announced merger of equals transaction pursuant to the Merger Agreement resulting in a newly formed corporation named DowDuPont. See Note 3 to the Consolidated Financial Statements for additional information on the Merger. As a result of the Merger, new operating segments were created which are used by management to allocate Company resources and assess performance. The new segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DowDuPont is comprised of nine operating segments, which are aggregated into eight reportable segments: Agriculture; Performance Materials & Coatings; Industrial Intermediates & Infrastructure; Packaging & Specialty Plastics; Electronics & Imaging; Nutrition & Biosciences; Transportation & Advanced Polymers and Safety & Construction. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals. The Company’s Nutrition & Biosciences segment consists of two operating segments, Nutrition & Health and Industrial Biosciences, which individually did not meet the quantitative thresholds.

DowDuPont will report geographic information for the following regions: U.S. & Canada, Asia Pacific, Latin America, and EMEA. As a result of the Merger, Dow changed the geographic alignment for the country of India to be reflected in Asia Pacific (previously reported in EMEA) and aligned Puerto Rico to U.S. & Canada (previously reported in Latin America).

Effective with the Merger, the Company changed its measure of profit/loss for segment reporting purposes from Operating EBITDA to pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma EBITDA as earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses). Pro forma Operating EBITDA is defined as pro forma EBITDA excluding the impact of significant items. A reconciliation of “Income from continuing operations, net of tax” to pro forma Operating EBITDA can be found in Note 21 to the Consolidated Financial Statements. Prior year data has been updated to conform with current year presentation.

The Company is also presenting pro forma net sales as it is included in management's measure of segment performance and regularly reviewed by the CODM.

Pro forma adjustments used in the calculation of pro forma net sales and pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were based on the historical consolidated financial statements of Dow and DuPont, adjusted to give effect to the Merger as if it had been consummated on January 1, 2016. For additional information on the pro forma adjustments made, see Supplemental Unaudited Pro Forma Combined Financial Information in the preceding section.

AGRICULTURE
The Agriculture segment leverages the Company’s technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity. The segment’s two global businesses, Seed and Crop Protection, deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including well-established brands of seed products, crop protection products, seed treatment, agronomy and digital services. Research and development ("R&D") focuses on leveraging germplasm and plant science technology to increase grower productivity and to enhance the value of grains and oilseeds through improved seed traits, superior seed germplasm and effective use of crop protection solutions.

Agriculture	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$1,532	$1,233	$4,729	$4,456
Pro forma net sales	$1,911	$1,998	$11,555	$11,396
Pro forma Operating EBITDA	$(239)	$(172)	$2,387	$2,222
Equity earnings (losses)	$(5)	$5	$(1)	$5

Agriculture	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%	(2)%
Currency	1	—
Volume	(3)	—
Portfolio & other	30	8
Total	24%	6%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	(4)%	—%
Currency	2	—
Volume	(5)	1
Portfolio & other	3	—
Total	(4)%	1%

Agriculture net sales were $1,532 million in the third quarter of 2017, up 24 percent from $1,233 million in the third quarter of 2016. Agriculture pro forma net sales for the third quarter of 2017 were $1,911 million, down 4 percent from $1,998 million in 2016. Compared with the same period last year, pro forma volume and local price declined 5 percent and 4 percent respectively, which was partially offset by portfolio and currency benefits. Pro forma volume declines were driven by a reduction in expected corn planted area in Brazil, a delayed start to the Brazil summer season, and high channel inventories for Crop Protection in Latin America. Reductions in volume were partially offset by continued penetration of new products including ArylexTM herbicide, Vessarya® fungicide, Leptra® corn hybrids, and Isoclast® insecticide. Pro forma local price declines were driven by the above noted high channel inventories for Crop Protection and an increase in soybean seed replant in North America.

The portfolio pro forma gains for the third quarter of 2017 as compared to 2016, were due to the Dow AgroSciences corn seed remedy in Brazil, which is excluded from pro forma results for periods prior to the Merger, but will be included in reported results subsequent to the Merger and until the close of the sale, which is expected in the fourth quarter of 2017.
Agriculture pro forma Operating EBITDA for the third quarter of 2017 was a loss of $239 million, compared to a pro forma loss of $172 million in the same quarter last year. Lower product costs, favorable currency, lower pension and other postretirement costs and portfolio changes were more than offset by reduced volume and price, particularly due to weakness in Brazil.
Agriculture net sales were $4,729 million for the first nine months of 2017, up 6 percent from $4,456 million for the first nine months of 2016. Agriculture pro forma net sales were $11,555 million for the first nine months of 2017, up 1 percent from $11,396 million in the first nine months of 2016, driven by volume increase of 1 percent. Pro forma volume growth was driven by a change in the timing of seed deliveries, including the southern U.S. route-to-market change, higher soybean seed sales in North America and an increase in sunflower and corn seed sales in Europe. These were partially offset by lower North America corn seed volumes impacted by a decrease in corn planted area. Pro forma price declines driven by competitive pressure in Crop Protection in Latin America were offset by the continued penetration of new products.
Agriculture pro forma Operating EBITDA for the first nine months of 2017 was $2,387 million compared with $2,222 million in 2016. Compared with the same period last year, pro forma Operating EBITDA increased due to growth in volumes and new product sales.

PERFORMANCE MATERIALS & COATINGS
The Performance Materials & Coatings segment consists of two global businesses - Coatings & Performance Monomers and Consumer Solutions. Using silicones, acrylics and cellulosics-based technology platforms, these businesses serve the needs of the coatings, home care, personal care, appliance and industrial end-markets. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic regions. This segment also includes the results of the HSC Group, joint ventures of the Company.

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$2,228	$2,058	$6,580	$4,480
Pro forma net sales	$2,219	$2,046	$6,537	$4,440
Pro forma Operating EBITDA	$487	$345	$1,508	$836
Equity earnings	$39	$31	$171	$126

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	6%	7%
Currency	1	—
Volume	1	2
Portfolio & other	—	38
Total	8%	47%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	6%	7%
Currency	1	—
Volume	1	2
Portfolio & other	—	38
Total	8%	47%

Performance Materials & Coatings net sales were $2,228 million in the third quarter of 2017, up from $2,058 million in the third quarter of 2016. Performance Materials & Coatings pro forma net sales were $2,219 million in the third quarter of 2017, up from $2,046 million in the third quarter of 2016. Pro forma net sales increased 8 percent compared with the third quarter of 2016, with local price up 6 percent and volume and currency each up 1 percent. Local price and product mix increased in both businesses and all geographic regions. Price increased in Coatings & Performance Monomers in response to tight supply and demand fundamentals for acrylates and methacrylates, higher raw material costs following hurricane-related disruptions and pricing actions for architectural coatings in Asia Pacific. Consumer Solutions price increased primarily due to pricing initiatives for silicone intermediates in EMEA and Asia Pacific. Volume increased in all geographic regions, except Latin America. Volume increased in Consumer Solutions, primarily in EMEA and Asia Pacific, driven by strong demand in packaging, personal care and construction end-markets. Coatings & Performance Monomers volume declined due to lost merchant sales resulting from hurricane-related disruptions and soft peak season demand for coatings in EMEA and North America.

Pro forma Operating EBITDA was $487 million in the third quarter of 2017, up from $345 million in the third quarter of 2016. Pro forma Operating EBITDA improved compared with the same quarter last year as higher selling prices and the continued realization of cost synergies related to the integration of Dow Corning's silicones business more than offset higher feedstock, energy and other raw material costs.

Performance Materials & Coatings net sales were $6,580 million in the first nine months of 2017, up 47 percent from $4,480 million in the first nine months of 2016. Performance Materials & Coatings pro forma net sales were $6,537 million in the first nine months of 2017, up 47 percent from $4,440 million in the first nine months of 2016. Compared with the same period last year, portfolio actions contributed to 38 percent of the pro forma net sales increase, reflecting the addition of Dow Corning’s silicones business, local price increased 7 percent and volume increased 2 percent. Local price increased in both businesses and all geographic regions, and volume increased in both businesses and all geographic regions, except Latin America.

Pro forma Operating EBITDA was $1,508 million in the first nine months of 2017, up from $836 million in the first nine months of 2016. Pro forma Operating EBITDA improved compared with the same period last year as the favorable impact of earnings from Dow Corning's silicones business, higher selling prices, gains from sales of assets and increased equity earnings from the HSC Group more than offset higher feedstock, energy and other raw material costs.

As indicated in Note 10 to the Consolidated Financial Statements, the Company is currently monitoring the performance of the Coatings & Performance Monomers reporting unit. At September 30, 2017, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Coatings & Performance Monomers reporting unit has more likely than not been reduced below its carrying value. If the Coatings & Performance Monomers reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result. An annual goodwill impairment test for the Coatings & Performance Monomers reporting unit will be completed in the fourth quarter of 2017. At September 30, 2017, the Coatings & Performance Monomers reporting unit had goodwill of $2,509 million.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure segment consists of four global businesses: Construction Chemicals, Energy Solutions, Industrial Solutions, and Polyurethanes & CAV. These customer-centric global businesses develop and market customized materials using advanced technology and unique chemistries. These businesses serve the needs of market segments as diverse as: appliance; coatings; infrastructure; and oil and gas. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic regions. This segment also includes a portion of the results of EQUATE Petrochemicals Company K.S.C. ("EQUATE"), The Kuwait Olefins Company K.S.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara Chemical Company ("Sadara"), all joint ventures of the Company.

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$3,228	$2,773	$9,094	$8,024
Pro forma net sales	$3,226	$2,770	$9,086	$8,015
Pro forma Operating EBITDA	$676	$401	$1,605	$1,183
Equity earnings (losses)	$41	$(7)	$101	$(49)

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	12%	9%
Currency	1	—
Volume	3	4
Portfolio & other	—	—
Total	16%	13%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	12%	9%
Currency	1	—
Volume	3	4
Portfolio & other	—	—
Total	16%	13%

Industrial Intermediates & Infrastructure net sales were $3,228 million in the third quarter of 2017, up 16 percent from $2,773 million in the third quarter of 2016. Pro forma net sales were $3,226 million in the third quarter of 2017, up from $2,770 million in the third quarter of 2016. Pro forma net sales increased 16 percent in the third quarter of 2017, with local price up 12 percent, volume up 3 percent and currency up 1 percent. Local price was up in all geographic regions and all businesses, except for Construction Chemicals (flat), driven by pricing initiatives and tight supply conditions due to hurricane-related supply disruptions in the United States. Polyurethanes & CAV volume increased due to strong demand for downstream, higher margin systems applications and increased demand for vinyl chloride monomer in EMEA and North America. Volume increased in Industrial Solutions, as volume growth driven by new production from Sadara, most notably glycol ethers, more than offset a decline in fluids used in concentrated solar power applications. Construction Chemicals reported volume gains driven by higher demand for methyl cellulosics in EMEA. Volume decreased in Energy Solutions due to reduced project activity in energy market sectors.

Pro forma Operating EBITDA was $676 million in the third quarter of 2017, up from $401 million in the third quarter of 2016. Compared with the same period last year, pro forma Operating EBITDA increased as higher selling prices, increased sales volume and higher equity earnings from the Kuwait joint ventures more than offset higher feedstock, energy and other raw material costs and hurricane-related repair expenses.

Industrial Intermediates & Infrastructure net sales were $9,094 million for the first nine months of 2017, up 13 percent from $8,024 million for the first nine months of 2016. Pro forma net sales were $9,086 million for the first nine months of 2017, up from $8,015 million for the first nine months of 2016. Pro forma net sales increased 13 percent in the first nine months of 2017, with local price up 9 percent and volume up 4 percent. Local price increased in all geographic regions and in Industrials Solutions and Polyurethanes & CAV and remained flat in Construction Chemicals and Energy Solutions. Volume increased in all businesses and geographic regions.

Pro forma Operating EBITDA was $1,605 million for the first nine months of 2017, up from $1,183 million in the same period last year. Pro forma Operating EBITDA increased compared with the same period last year as higher selling prices, increased sales volume and higher equity earnings from the Kuwait joint ventures more than offset higher feedstock, energy and other raw material costs.

PACKAGING & SPECIALTY PLASTICS
The Packaging & Specialty Plastics segment is a market-oriented portfolio composed of two global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment is advantaged through its low cost position into key feedstocks and broad geographic reach, with manufacturing facilities located in all geographic regions. It also benefits from R&D expertise to deliver leading-edge technology that provides a competitive benefit to customers in packaging. Taken together, the businesses in this segment represent the world's leading plastics franchise. This segment also includes the results of The Kuwait Styrene Company K.S.C. ("TKSC") and the SCG-Dow Group, as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$5,260	$4,702	$15,364	$13,561
Pro forma net sales	$5,490	$5,070	$16,300	$14,636
Pro forma Operating EBITDA	$1,147	$1,386	$3,424	$3,856
Equity earnings	$64	$39	$130	$83

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	8%
Currency	1	—
Volume	6	4
Portfolio & other	3	1
Total	12%	13%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	1%	7%
Currency	1	—
Volume	6	4
Portfolio & other	—	—
Total	8%	11%

Packaging & Specialty Plastics net sales were $5,260 million in the third quarter of 2017, up 12 percent from $4,702 million in the third quarter of 2016. Pro forma net sales were $5,490 million in the third quarter of 2017, up from $5,070 million in the third quarter of 2016. Pro forma net sales increased 8 percent in the third quarter of 2017, with volume up 6 percent, local price up 1 percent and currency up 1 percent, primarily in EMEA. Local price increased in North America and EMEA in response to higher feedstock, energy and other raw material costs, and price also increased in North America as a result of tight supply conditions due to hurricane-related supply disruptions. Volume increased across all geographic regions, except Latin America (flat). Packaging and Specialty Plastics volume growth was driven by continued consumer-led demand in health and hygiene end-markets in the Americas, strong demand for food and specialty packaging solutions, particularly in Asia Pacific, and increased use of elastomers in packaging and footwear applications. Volume growth in EMEA and Asia Pacific was enabled by an increase in production volume at Sadara, while volume in North America and Latin America declined as a result of hurricane-related production disruptions. Hydrocarbons & Energy volume increased in all geographic regions compared with the same quarter last year, primarily due to higher sales of ethylene and ethylene by-products, and the start-up of a world-scale ethylene production facility in Texas in September. In North America, the Company's hurricane preparation plans along with its multifaceted feedstock pipeline and wells allowed DowDuPont to continue to operate ethylene facilities through the hurricane.

Pro forma Operating EBITDA was $1,147 million in the third quarter of 2017, down from $1,386 million in the third quarter of 2016. Compared with the same quarter last year, pro forma Operating EBITDA decreased as the impact of higher feedstock and energy costs, U.S. Gulf Coast start-up and commissioning costs and hurricane-related expenses more than offset higher sales volume, increased selling prices and higher equity earnings.

Packaging & Specialty Plastics net sales for the first nine months of 2017 were $15,364 million, an increase of 13 percent from $13,561 million in the first nine months of 2016. Pro forma net sales were $16,300 million for the first nine months of 2017, compared with $14,636 million in the first nine months of 2016, an increase of 11 percent. Local price increased in all geographic regions in response to higher feedstock, energy and other raw material costs. Volume increased in all geographic regions, except Latin America. Volume was impacted by Sadara production and the start-up of a new world-scale ethylene production facility in Texas in the third quarter of 2017.

Pro forma Operating EBITDA was $3,424 million for the first nine months of 2017, down from $3,856 million for the first nine months of 2016. Pro forma Operating EBITDA decreased compared with the first nine months of 2016 as the impact of higher feedstock, energy and other raw material costs, planned maintenance turnaround spending, increased U.S. Gulf Coast start-up and commissioning costs, and hurricane-related expenses more than offset higher selling prices and higher equity earnings.

On September 21, 2017, the Company announced the startup of its new integrated, world-scale ethylene production facility and its new ELITE™ enhanced polyethylene production facility, both located in Freeport, Texas. These two key milestones enable the Company to capture benefits from increasing supplies of U.S. shale gas to deliver differentiated downstream solutions in its core market verticals. Both units are expected to reach full run rates in the fourth quarter of 2017.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for consumer electronics, including mobile devices, television monitors, personal computers and electronics used in a variety of industries, and also serves the photovoltaics ("PV") and advanced printing industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits and is a leading global supplier of innovative metallization pastes and back sheet materials for the PV industry. In addition, Electronics & Imaging is a leading supplier in the packaging graphics industry providing materials used in digital printing applications and provides cutting-edge materials for manufacturing in the displays market.

Electronics & Imaging	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$832	$646	$2,164	$1,647
Pro forma net sales	$1,198	$1,138	$3,583	$3,084
Pro forma Operating EBITDA	$382	$341	$1,119	$842
Equity earnings	$—	$—	$—	$24

Electronics & Imaging	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(1)%
Currency	—	—
Volume	12	11
Portfolio & other	17	21
Total	29%	31%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	(2)%	(2)%
Currency	—	—
Volume	13	13
Portfolio & other	(6)	5
Total	5%	16%

Electronics & Imaging net sales in the third quarter of 2017 were $832 million, up from $646 million in the third quarter of 2016. Pro forma net sales in the third quarter of 2017 were $1,198 million, up from $1,138 million in the third quarter of 2016. Pro forma net sales growth of 5 percent was led by pro forma volume gains of 13 percent, which more than offset a 6 percent negative pro forma impact from portfolio and pro forma local price decline of 2 percent. Pro forma volume growth was broad-based across key end-markets, led by growth in semiconductor, consumer electronics, industrial, photovoltaic and display end-markets across almost all geographies, primarily in Asia Pacific. Continued demand for mobile phones and other consumer electronics, as well as automotive applications drove sales gains. Increased semiconductor content in end-use applications drove strong demand in both memory and logic market segments. Growth in photovoltaics led by demand for Tedlar® film was partially offset by declines in Solamet® paste. The negative pro forma portfolio impact resulted from the sales of SKC Haas Display Films in June 2017 and the Authentications business in January 2017. Pro forma price declines were driven by competitive pressure in photovoltaic and advanced printing applications.

Pro forma Operating EBITDA in the third quarter of 2017 was $382 million, up 12 percent from $341 million in the third quarter of 2016 as broad-based volume growth, mix enrichment and lower pension/OPEB costs were partially offset by lower local price and the negative impact from portfolio changes.

Electronics & Imaging net sales were $2,164 million for the first nine months of 2017, up from $1,647 million in the first nine months of 2016. Pro forma net sales for the first nine months of 2017 were $3,583 million, up from $3,084 million in the first nine months of 2016. Pro forma net sales growth of 16 percent was led by pro forma volume gains of 13 percent and a net 5 percent favorable pro forma impact from portfolio, slightly offset by a 2 percent decline in pro forma local price. Pro forma volume growth was due to increased demand in semiconductor, consumer electronics, photovoltaic, and display end-markets. The net favorable impact of the portfolio change related primarily to the addition of Dow Corning's silicones business in June 2016.

Pro forma Operating EBITDA for the first nine months of 2017 was $1,119 million, up 33 percent from $842 million in the first nine months of 2016. Pro forma Operating EBITDA for the first nine months of 2017 increased compared with the same period last year on broad-based volume growth and the favorable portfolio impact from the Dow Corning silicones business, partially offset by lower local price.

NUTRITION & BIOSCIENCES
The Nutrition & Biosciences segment is an innovation-driven and customer-focused segment that provides solutions for the global food and beverage, pharma, personal care, and animal nutrition markets. The segment consists of two operating segments: Nutrition & Health and Industrial Biosciences. The Nutrition & Health business is one of the world's largest producers of specialty food ingredients, developing and manufacturing solutions for the global food and beverage market. In addition, the Nutrition & Health business is one of the world's largest producers of cellulosic- and alginates-based pharma excipients. The Industrial Biosciences business is an industry pioneer and innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through biotechnology and engineering solutions including enzymes, biomaterials, biocides and antimicrobial solutions and process technology.

Nutrition & Biosciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$689	$248	$1,223	$741
Pro forma net sales	$1,473	$1,469	$4,391	$4,313
Pro forma Operating EBITDA	$315	$321	$950	$918
Equity earnings	$3	$3	$9	$8

Nutrition & Biosciences	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(2)%
Currency	1	—
Volume	9	11
Portfolio & other	168	56
Total	178%	65%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	1	—
Volume	—	3
Portfolio & other	(1)	(1)
Total	—%	2%

Nutrition & Biosciences net sales in the third quarter of 2017 were $689 million, up from $248 million in the third quarter of 2016. Pro forma net sales in the third quarter of 2017 were $1,473 million, compared with pro forma net sales of $1,469 million in the third quarter of 2016. Pro forma net sales were essentially flat as a 1 percent benefit from currency was offset by a 1 percent negative impact from portfolio. Sales growth in Industrial Biosciences was offset by declines in the Nutrition & Health business. Industrial Biosciences gains were led by growth for microbial control solutions in energy markets in North America, continued growth in biomaterials on local pricing gains and strength in apparel markets, as well as demand for bioactives in animal nutrition markets. In Nutrition & Health, continued growth in probiotics was more than offset by declines in protein solutions and systems and texturants due to weakness in global packaged food markets and specific actions taken to exit low-margin market segments. The negative portfolio impact was driven by the sale of the global food safety diagnostics business in February 2017.

Pro forma Operating EBITDA in the third quarter of 2017 was $315 million, down 2 percent from $321 million in the third quarter of 2016 as growth in Industrial Biosciences and lower pension/OPEB costs were more than offset by declines in Nutrition & Health.

Nutrition & Biosciences net sales for the first nine months of 2017 were $1,223 million, up from $741 million in the first nine months of 2016. Pro forma net sales for the first nine months of 2017 were $4,391 million, up from $4,313 million in the first nine months of 2016. Pro forma net sales increased 2 percent as volume was up 3 percent, partially offset by a 1 percent negative impact from portfolio. Pro forma volume growth was led by Industrial Biosciences, particularly strong demand for microbial control solutions in energy markets and continued growth in biomaterials in apparel markets and bioactives in the grain processing market. Pro forma volume growth in Nutrition & Health remained flat as growth in probiotics and pharmaceuticals were offset by declines in protein solutions and systems and texturants. Pro forma local price gains in Industrial Biosciences for biomaterials were offset by declines in Nutrition & Health.

Pro forma Operating EBITDA for the first nine months of 2017 was $950 million, up 3 percent from $918 million in the first nine months of 2016. Pro forma Operating EBITDA for the first nine months of 2017 improved compared with the same period last year on volume growth, mix enrichment and cost savings, partially offset by portfolio impact.

TRANSPORTATION & ADVANCED POLYMERS
The Transportation & Advanced Polymers segment provides high-performing engineering resins, adhesives, lubricants and parts to engineers and designers in the transportation, electronics and medical end-markets to enable systems solutions for demanding applications and environments. The segment delivers a broad range of polymer-based high-performance materials in its portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment produces innovative and differentiated adhesive technologies to meet customer specifications for durability, crash performance, and healthcare applications. Transportation and Advanced Polymers also targets the performance plastics and fluid solutions markets by developing technologies that differentiate customers' products with improved performance characteristics.

Transportation & Advanced Polymers	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$636	$273	$1,224	$629
Pro forma net sales	$1,299	$1,187	$3,834	$3,316
Pro forma Operating EBITDA	$325	$303	$954	$769
Equity earnings	$1	$—	$1	$9

Transportation & Advanced Polymers	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	—%
Currency	1	—
Volume	4	5
Portfolio & other	129	90
Total	133%	95%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	3%	1%
Currency	1	—
Volume	5	8
Portfolio & other	—	7
Total	9%	16%

Transportation & Advanced Polymers net sales in the third quarter of 2017 were $636 million, up from $273 million in the third quarter of 2016. Pro forma net sales were $1,299 million in the third quarter of 2017, up from $1,187 million in the third quarter of 2016. Pro forma net sales grew 9 percent, led by pro forma volume growth of 5 percent as well as pro forma local price gains of 3 percent, with gains in most geographies. Growth was led by strong demand from the automotive market, particularly in Asia Pacific and EMEA, and demand from electronics and industrial markets. Volume growth was driven by strength in the automotive market as demand for engineering polymers, structural adhesives and Molykote® lubricants outpaced global autobuild rates. Volume gains were also achieved by Kalrez® and Vespel® high-performance parts as strength in the aerospace and electronics market remained robust.

Pro forma Operating EBITDA was $325 million in the third quarter of 2017, up 7 percent from $303 million in the third quarter of 2016. The increase primarily reflects volume and pricing gains, as well as lower pension/OPEB costs, partly offset by higher raw material costs.

Transportation & Advanced Polymers net sales for the first nine months of 2017 were $1,224 million, up from $629 million in the first nine months of 2016. Pro forma net sales in the first nine months of 2017 were $3,834 million, up from $3,316 million in the first nine months of 2016. Pro forma net sales were up 16 percent compared with the same period last year, driven by 8 percent pro forma volume growth, a 7 percent favorable pro forma impact from portfolio changes and 1 percent increase in pro forma local price. Increased demand for polymers in automotive markets and increased demand for high-performance parts in semiconductor and aerospace markets drove pro forma volume growth. The favorable pro forma impact from portfolio changes relates to the addition of Dow Corning's silicones business in June 2016.

Pro forma Operating EBITDA for the first nine months of 2017 was $954 million, up from $769 million in the first nine months of 2016. Pro forma Operating EBITDA increased compared with the same period last year as volume growth, the favorable impact of earnings from Dow Corning's silicones business, and cost savings were partially offset by higher raw material costs.

SAFETY & CONSTRUCTION
The Safety & Construction segment is a leading provider of engineered products and integrated systems for a number of industry verticals including construction, worker safety, energy, oil and gas, transportation, medical devices and water purification and separation. The segment satisfies the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier, and better. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products to a broad array of markets, including industrial, building and construction, consumer, military and law enforcement, automotive, aerospace, water processing and energy. The segment is a leader in construction, delivering insulation, air sealing and weatherization systems and is also a leading provider of purification and separation technologies.

Safety & Construction	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$792	$479	$1,716	$1,399
Pro forma net sales	$1,310	$1,238	$3,852	$3,748
Pro forma Operating EBITDA	$351	$282	$905	$903
Equity earnings (losses)	$(1)	$—	$(1)	$1

Safety & Construction	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2017	Sep 30, 2017
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	—%
Currency	—	(1)
Volume	5	3
Portfolio & other	59	20
Total	65%	22%
Change in Pro Forma Net Sales from Prior Period due to:
Local price & product mix	—%	(2)%
Currency	—	—
Volume	6	5
Portfolio & other	—	—
Total	6%	3%

Safety & Construction net sales in the third quarter of 2017 were $792 million, up from $479 million in the third quarter of 2016. Pro forma net sales in the third quarter of 2017 were $1,310 million, up from $1,238 million in the third quarter of 2016. Pro forma net sales grew 6 percent, driven by a pro forma volume increase of 6 percent, with gains in all geographies. Stronger demand from industrial markets, particularly oil and gas, contributed to gains in Nomex® thermal-resistant garments and in Kevlar® high-strength materials, including umbilicals for deep sea drilling, as well as higher sales of intermediaries. Gains in Tyvek® protective materials reflected growth in graphics and house wraps. Volume increases in water filtration reflected gains in reverse osmosis membranes, due to strong demand from industrial markets, as well as recent capacity increases. Regionally, volume gains came from Nomex® thermal apparel in North America, Kevlar® high-strength materials in Asia Pacific and Latin America, and Tyvek® protective materials for graphics and house wrap in EMEA and Asia Pacific.

Pro forma Operating EBITDA in the third quarter of 2017 was $351 million, up 24 percent from $282 million in the third quarter of 2016. Pro forma Operating EBITDA increased as volume gains, lower pension/OPEB costs and improved plant performance more than offset the impact of higher raw material costs. Pro forma Operating EBITDA for the third quarter of 2017 included benefits totaling $30 million, due primarily to a gain related to an acquisition.

Safety & Construction net sales for the first nine months of 2017 were $1,716 million, up from $1,399 million in the first nine months of 2016. Pro forma net sales were $3,852 million for the first nine months of 2017, up from $3,748 million in the first nine months of 2016. Pro forma net sales grew 3 percent, driven by pro forma volume increase of 5 percent, partially offset by pro forma local price decline of 2 percent driven by competitive pressure. Broad-based pro forma volume growth was driven by increased demand for Nomex® thermal-resistant garments, Kevlar® high-strength materials, and water filtration.

Pro forma Operating EBITDA was $905 million for the first nine months of 2017, compared with $903 million in the first nine months of 2016, as volume growth was offset by unfavorable product mix and higher raw material costs.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); the results of Ventures (including business incubation platforms and non-business aligned joint ventures); gains and losses on the sales of financial assets; severance costs; non-business aligned litigation expenses; discontinued or non-aligned businesses and pre-commercial activities.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$157	$71	$324	$201
Pro forma net sales	$159	$75	$331	$212
Pro forma Operating EBITDA	$(223)	$(185)	$(624)	$(600)
Equity earnings (losses)	$10	$(1)	$(8)	$(16)

Net sales for Corporate, which primarily relate to Dow's insurance operations, were $157 million in the third quarter of 2017, up from $71 million in the third quarter of 2016. Pro forma net sales were $159 million in the third quarter of 2017, up from $75 million in the third quarter of 2016. For the first nine months of 2017, net sales were $324 million, up from $201 million in the same period of 2016. Pro forma net sales were $331 million for the first nine months of 2017, up from $212 million for the first nine months of 2016. Net sales and pro forma net sales increased for the three- and nine-month periods ended September 30, 2017, primarily due to a one-time sale of investments aligned with Dow's insurance operations.

Pro forma Operating EBITDA in the third quarter of 2017 was a loss of $223 million (loss of $624 million for the nine months ended September 30, 2017), compared with a loss of $185 million in the third quarter of 2016 (loss of $600 million for the nine months ended September 30, 2016).

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents and marketable securities of $14,974 million at September 30, 2017 and $6,607 million at December 31, 2016, of which $11,453 million at September 30, 2017 and $4,890 million at December 31, 2016 was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. A deferred tax liability has been accrued for the funds that are available to be repatriated to the United States. At September 30, 2017, management believed that sufficient liquidity was available in the United States. However, in the unusual event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016
Cash provided by (used in):
Operating activities	$4,469	$3,719
Investing activities	3,134	(2,498)
Financing activities	(1,279)	(2,792)
Effect of exchange rate changes on cash	254	26
Cash reclassified as held for sale	(37)	—
Summary
Increase (decrease) in cash and cash equivalents	$6,541	$(1,545)
Cash and cash equivalents at beginning of year	6,607	8,577
Cash and cash equivalents at end of period	$13,148	$7,032

Cash Flows from Operating Activities
In the first nine months of 2017, cash provided by operating activities was $4,469 million, reflecting a one-time cash receipt for the Nova patent infringement award, advance payments from customers for long-term ethylene supply agreements and cash payments related to the Bayer CropScience arbitration matter and the PFOA multi-district litigation settlement. In the first nine months of 2016, cash provided by operating activities was $3,719 million, reflecting the impact of cash payments related to the settlement of the urethane matters class action lawsuit and opt-out cases litigation.

Net Working Capital	Sep 30, 2017	Dec 31, 2016
In millions
Current assets	$54,801	$23,659
Current liabilities	27,278	12,604
Net working capital	$27,523	$11,055
Current ratio	2.01:1	1.88:1

Net working capital increased from December 31, 2016 to September 30, 2017, primarily related to the Merger as increases in "Cash and cash equivalents," "Marketable securities," "Accounts and notes receivable," and "Inventories" more than offset increases in "Notes payable" and "Accounts payable." See Note 3 to the Consolidated Financial Statements for more information on the Merger.

Cash Flows from Investing Activities
In the first nine months of 2017, cash provided by investing activities was $3,134 million, reflecting net cash acquired in the Merger and proceeds from sales and maturities of investments, which was partially offset by capital expenditures and investments in and loans to nonconsolidated affiliates, primarily with Sadara. In the first nine months of 2016, cash used in investing activities was $2,498 million, primarily due to capital expenditures, including U.S. Gulf Coast projects, and investments in and loans to nonconsolidated affiliates, primarily with Sadara, which were partially offset by net cash acquired in the DCC Transaction.

Capital spending was $2,301 million in the first nine months of 2017, compared with $2,877 million in the first nine months of 2016.

In the first nine months of 2017, Dow loaned an additional $683 million to Sadara and converted $648 million of the loan balance into equity. Dow loaned $52 million to Sadara during October 2017 and does not anticipate extending any additional loans in 2017. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first nine months of 2017, cash used in financing activities decreased compared with the same period last year, primarily due to issuance of commercial paper and the absence of treasury stock purchases and purchases of noncontrolling interests.

Free Cash Flow
The Company defines free cash flow as cash provided by operating activities less capital expenditures. Under this definition, free cash flow represents the cash that remains available to the Company, after investing in its asset base, to fund obligations using the Company's primary source of incremental liquidity - cash provided by operating activities. Free cash flow is an integral financial measure used in the Company's financial planning process. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the Company's free cash flow definition may not be consistent with the methodologies used by other companies.

For further information relating to the change in cash provided by operating activities, see the discussion above under the section entitled "Cash Flows from Operating Activities."

Reconciliation of "Cash Provided by Operating Activities" to Free Cash Flow	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2016
Cash provided by operating activities	$4,469	$3,719
Capital expenditures	(2,301)	(2,877)
Free Cash Flow	$2,168	$842

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash provided by operating activities. The generation of cash from operations and each of Dow's and DuPont's (the "Subsidiaries") ability to access the commercial paper market, the long-term debt market, syndicated credit lines, bilateral credit lines, bank financing, including receivable sales facilities and committed repurchase facilities are expected to meet the Company’s cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchase programs, contributions to pension plans and other needs. The Company’s primary liquidity sources are through the Subsidiaries as discussed below. Management expects that the Company and each of the Subsidiaries will continue to have sufficient liquidity and financial flexibility to meet respective business obligations as they come due.

Dow's Liquidity Sources
Credit Ratings
At October 31, 2017, Dow's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Watch Positive

Downgrades in Dow's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets and the Company's cost of capital.

Commercial Paper
Dow issues promissory notes under U.S. and Euromarket commercial paper programs. At September 30, 2017, Dow had $249 million of commercial paper outstanding. Dow maintains access to the commercial paper market at competitive rates. Amounts outstanding under Dow's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period. Subsequent to September 30, 2017, Dow issued approximately $850 million of commercial paper that remains outstanding at November 6, 2017.

Committed Credit Facilities
In the event the Company has short-term liquidity needs, it can access liquidity through Dow's committed and available credit facilities. At September 30, 2017, Dow had total committed credit facilities of $10.9 billion and available credit facilities of $6.4 billion. See Note 12 for additional information on committed and available credit facilities.

In connection with the DCC Transaction, on May 31, 2016, Dow Corning incurred $4.5 billion of indebtedness under a certain third party credit agreement ("DCC Term Loan Facility") in order to fund the contribution of cash to HS Upstate Inc. Subsequent to the DCC Transaction, Dow guaranteed the obligations of Dow Corning under the DCC Term Loan Facility and, as a result, the covenants and events of default applicable to the DCC Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Corning exercised a 364-day extension option making amounts borrowed under the DCC Term Loan Facility repayable on May 29, 2018, subject to a 19-month extension option, at Dow Corning’s election, upon satisfaction of certain customary conditions precedent. Dow Corning intends to exercise the extension option on the DCC Term Loan Facility. See Note 3 for additional information on the DCC Transaction.

Accounts Receivable Securitization Facilities
Dow has access to committed accounts receivable securitization facilities in the United States and Europe, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. Dow renewed the United States facility in June 2015 for a term that extends to June 2018. The Europe facility was renewed in July 2015 for a term that extends to July 2018. See Note 11 to the Consolidated Financial Statements for further information.

DuPont's Liquidity Sources
Credit Ratings
At October 31, 2017, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

Downgrades in DuPont's credit ratings will increase borrowing costs on certain indentures and could impact its ability to access debt capital markets and the Company's cost of capital.

Commercial Paper
DuPont issues promissory notes under U.S. commercial paper programs. At September 30, 2017, DuPont had $3,244 million of commercial paper outstanding. DuPont maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities
In the event the Company has short-term liquidity needs, it can access liquidity through DuPont's committed and available credit facilities. At September 30, 2017, DuPont had total committed credit facilities of $8.8 billion and available credit facilities of $6.4 billion. See Note 12 for additional information on committed and available credit facilities.

Term Loan
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as amended from time to time, the "Term Loan Facility"). In the first quarter of 2017, the Term Loan Facility was amended to extend the date on which the commitment to lend terminates. As a result, DuPont may make up to seven term loan borrowings through July 27, 2018; amounts repaid or prepaid are not available for subsequent borrowings. The Term Loan Facility matures in March 2019 at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable. At September 30, 2017, DuPont had borrowed $1.0 billion and had unused commitments of $3.5 billion under the Term Loan Facility. DuPont may elect to borrow under the Term Loan Facility to meet its short-term liquidity needs.

In October 2017, under the Term Loan Facility, DuPont borrowed $500 million at the LIBOR Loan Rate, primarily to pay down commercial paper.

Committed Receivable Repurchase Facility
DuPont has a committed receivable repurchase agreement of up to $1.3 billion ("Repurchase Facility") that expires on November 30, 2017. Under the Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agrees to repurchase at a future date. At September 30, 2017, DuPont had outstanding borrowings under the Repurchase Facility of $1.3 billion. See Note 12 to the Consolidated Financial Statements for further information.

Debt
The Company’s public debt instruments and primary, private credit agreements (collectively "Debt Instruments") reside primarily with the Subsidiaries. See Note 12 to the Consolidated Financial Statements for information related to the Subsidiaries' notes payable and long-term debt activity, including debt retired and issued. The following table reflects the amounts of the Subsidiaries:

Total Debt	Sep 30, 2017			Dec 31, 2016
In millions	Dow	DuPont	Total
Notes payable	$584	$4,592	$5,176	$272
Long-term debt due within one year	578	1,328	1,906	635
Long-term debt	20,004	9,815	29,819	20,456
Total debt	$21,166	$15,735	$36,901	$21,363

The Debt Instruments of the Subsidiaries contain, among other provisions, certain customary restrictive covenant and default provisions. Dow’s Five Year Competitive Advance and Revolving Credit Facility contains a financial covenant that Dow must maintain its ratio of consolidated indebtedness to consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility equals or exceeds $500 million. The ratio of Dow’s consolidated indebtedness to consolidated capitalization was 0.40 to 1.00 at September 30, 2017. DuPont’s Term Loan Facility and amended Revolving Credit Facility contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00. At September 30, 2017, Dow and DuPont were in compliance with their financial covenants.

At September 30, 2017, management believes each of the Subsidiaries was in compliance with all of its respective covenants and default provisions. For information on the Subsidiaries' covenants and default provisions, see Note 12 to the Consolidated Financial Statements.

Dividends
Prior to the Merger Effective Date, Dow declared a dividend of $0.46 per share to Dow stockholders of record as of July 31, 2017, which was paid on October 2, 2017. Also prior to the Merger Effective Date, DuPont declared a dividend of $0.38 per share to DuPont shareholders of record as of July 31, 2017, which was paid on September 29, 2017.

On November 2, 2017, DowDuPont announced that its Board declared a fourth quarter dividend of $0.38 per share, payable on December 15, 2017 to shareholders of record on November 15, 2017.

Share Repurchase Program
In connection with the Merger, Dow's $9.5 billion share repurchase program was canceled. At the time of cancellation, Dow had spent $8.1 billion on repurchases of Dow common stock under the share repurchase program.

On November 2, 2017, the Company announced the Board authorized an initial $4 billion share repurchase program, which has no expiration date.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Rabbi Trust
DuPont entered into a trust agreement in 2013 (as amended and restated in the third quarter of 2017) that establishes and requires DuPont to fund a trust (the "Trust") for cash obligations under certain nonqualified benefit and deferred compensation plans upon a change-in-control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change-in-control event. As a result, within 90 days following August 31, 2017, DuPont is required to contribute to the Trust approximately $570 million. DuPont may use one or more sources of liquidity to fund the contribution. Management is currently evaluating and will finalize the funding source(s) in the fourth quarter of 2017.

Pension Plans
Dow and DuPont did not merge their pension plans and other postretirement benefit plans as a result of the Merger. Dow and DuPont have defined benefit pension plans in the United States and a number of other countries. Dow and DuPont’s funding policies are to contribute to defined benefit pension plans in the United States and a number of other countries based on pension funding laws and local country requirements. Contributions exceeding funding requirements may and have been made at Dow and DuPont’s discretion. During the first nine months of 2017, Dow contributed approximately $440 million to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. DuPont contributed $19 million post-Merger to its pension plans, including contributions to fund benefit payments for its non-qualified supplemental plans. Dow expects to contribute approximately $80 million to its pension plans and DuPont expects to contribute approximately $50 million to its pension plans in the remainder of 2017. See Note 16 to the Consolidated Financial Statements for additional information concerning Dow and DuPont’s pension plans.

Dow
The provisions of a U.S. non-qualified pension plan for Dow require the payment of plan obligations to certain participants upon a change in control of the company, which occurred when Dow merged with DuPont. Certain participants can elect to receive a lump-sum payment or direct Dow to purchase an annuity on their behalf. In the fourth quarter of 2017, Dow expects to make payments of approximately $900 million and record a settlement charge of approximately $450 million, subject to fourth quarter participant annuity elections, which could materially impact the projected payments and settlement charge once known and quantifiable. On October 6, 2017, Dow transferred $410 million to an insurance company in anticipation of annuity purchases for plan participants who will receive a lump sum distribution of their plan benefits as a result of the plan's change in control provision and who elect to direct Dow to purchase an annuity on their behalf using the after-tax proceeds of the lump sum. All transactions are expected to be completed by December 31, 2017.

DuPont
Prior to the Merger, DuPont made total contributions of $2.9 billion to its principal U.S pension plan in 2017, reflecting discretionary contributions. The $2.9 billion contribution was taken as a deduction on DuPont’s 2016 federal tax return and resulted in a net operating loss for tax purposes. This loss generated an overpayment of taxes of approximately $800 million. A portion of the overpayment will be applied against the current year tax liability. The remainder of the loss generated a refund of approximately $700 million, which was received during the fourth quarter of 2017.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
The third quarter of 2017 activities related to the DowDuPont Cost Synergy Program ("Synergy Program") are expected to result in additional cash expenditures of approximately $150 million, primarily through September 30, 2019, related to severance and related benefit costs (see Note 4 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities, as the Company continually looks for ways to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and geographic areas. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

On November 1, 2017, DowDuPont's Board approved restructuring actions under the Synergy Program. The Company expects to record total pretax restructuring charges of about $2 billion, comprised of approximately $875 million to $975 million of severance and related benefits costs; $450 million to $800 million of asset related charges, and $400 million to $450 million of costs related to contract terminations. Current estimated total pretax restructuring charges includes the $180 million recorded in the third quarter of 2017, comprised of severance and related benefit costs. The Company expects to record pretax restructuring charges of approximately $1 billion in the fourth quarter of 2017, with the remaining restructuring charges to be incurred by the end of 2019. The Synergy Program includes certain asset actions, including strategic decisions regarding the cellulosic biofuel business reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets. Future cash payments related to this charge are anticipated to be approximately $1,275 million to $1,425 million, primarily related to the payment of severance and related benefits and contract termination costs.

Restructuring Plans Initiated Prior to Merger
The activities related to the Dow 2016 restructuring plan are expected to result in additional cash expenditures of approximately$85 million, to be substantially completed by June 30, 2018, related to severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation.

Contractual Obligations
The following table summarizes the Subsidiaries' obligations at September 30, 2017. Additional information related to these obligations can be found in Notes 12, 13 and 16 to the Consolidated Financial Statements.

Contractual Obligations	Payments Due In
In millions	2017	2018-2019	2020-2021	2022 and beyond	Total
Long-term debt obligations [1]	$80	$10,475	$7,902	$13,093	$31,550
Expected cash requirements for interest [2]	358	2,533	1,627	8,281	12,799
Pension and other postretirement benefits	1,180	1,659	2,563	14,398	19,800
Operating leases	153	1,026	731	1,266	3,176
Purchase obligations [3]	2,928	5,989	4,511	8,172	21,600
License agreements	—	450	344	390	1,184
Other noncurrent obligations [4]	141	1,339	687	3,187	5,354
Total contractual obligations	$4,840	$23,471	$18,365	$48,787	$95,463

1.
Excludes unamortized debt discount and issuance costs of $354 million and unamortized debt step-up premium of $529 million. Includes capital lease obligations of $286 million. Assumes the option to extend the DCC Term Loan facility for an additional 19 months will be exercised.

2.	Cash requirements for interest on long-term debt was calculated using current interest rates at September 30, 2017, and includes approximately $5,173 million of various floating rate notes.

3.	Includes take-or-pay and throughput obligations and outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted by the Subsidiaries.

4.
Includes liabilities related to asbestos litigation, environmental remediation, legal settlements and other noncurrent liabilities. Dow's other noncurrent obligations did not change significantly from December 31, 2016 and as such, the table above reflects the amounts at December 31, 2016, adjusted to conform to the presentation adopted for DowDuPont. DuPont's other noncurrent obligations are as of September 30, 2017. The table excludes uncertain tax positions of $668 million due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities. The table also excludes deferred tax liabilities of $9,125 million as it is impractical to determine whether there will be a cash impact related to these liabilities.

The Subsidiaries expect to meet their contractual obligations through their normal sources of liquidity and believe they have the financial resources to satisfy these contractual obligations.

Off-balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Subsidiaries have with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Subsidiaries hold variable interests in joint ventures accounted for under the equity method of accounting. The Subsidiaries are not the primary beneficiaries of these joint ventures and therefore are not required to consolidate the entities (see Note 20 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others if specific triggering events occur. The Subsidiaries had combined outstanding guarantees at September 30, 2017 of $6,136 million, compared with $6,043 million at December 31, 2016. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for additional information concerning fair value measurements, including the Company’s interests held in trade receivable conduits.

OTHER MATTERS
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. DowDuPont’s critical accounting policies that are impacted by judgments, assumptions and estimates are described below.

Litigation
The Company and its subsidiaries are subject to legal proceedings and claims arising out of the normal course of business including product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. The Company routinely assesses the legal and factual circumstances of each matter, the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known claim. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers covering various timeframes. These policies may provide coverage that could be utilized to minimize the financial impact, if any, of certain contingencies. The required reserves may change in the future due to new developments in each matter.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of Dow, is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem Products, Inc. ("Amchem"). Each year, Ankura Consulting Group, LLC ("Ankura") performs a review for Union Carbide based upon historical asbestos claims, resolution and historical defense spending. Union Carbide compares current asbestos claim, resolution and defense spending activity to the results of the most recent Ankura study at each balance sheet date to determine whether the asbestos-related liability continues to be appropriate.

Environmental Matters
The Company determines the costs of environmental remediation of its facilities and formerly owned facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. At September 30, 2017, the Company had accrued obligations of $1,339 million for probable environmental remediation and restoration costs, including $229 million for the remediation of Superfund sites. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two times that amount.

Goodwill
The Company assesses goodwill recoverability through business financial performance reviews, enterprise valuation analysis and impairment tests. Annual goodwill impairment tests are completed by the Company during the fourth quarter of the year in accordance with the measurement provisions of the accounting guidance for goodwill. The tests are performed at the reporting unit level which is defined as one level below operating segment with the exception of Agriculture, which is both an operating segment and a reporting unit. Reporting units are the level at which discrete financial information is available and reviewed by business management on a regular basis.

In addition to the annual goodwill impairment tests, the Company reviews the financial performance of its reporting units over the course of the year to assess whether circumstances have changed that would indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. In cases where an indication of impairment is determined to exist, the Company completes an interim goodwill impairment test specifically for that reporting unit.

As part of its annual goodwill impairment testing, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment is also used as a basis for determining whether it is necessary to perform the quantitative test. Qualitative factors assessed at the Company level include, but are not limited to, GDP growth rates, long-term hydrocarbon and energy prices, equity and credit market activity, discount rates, foreign exchange rates and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the Company chooses to not complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

The first step of the quantitative test requires the fair value of the reporting unit to be compared with its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units. This valuation technique has been selected by management as the most meaningful valuation method due to the limited number of market comparables for the Company's reporting units. However, where market comparables are available, the Company includes EBIT/EBITDA multiples as part of the reporting unit valuation analysis. The discounted cash flow valuations are completed using the following key assumptions (including certain ranges used for the 2016 testing): projected revenue growth rates, or compounded annual growth rates, over a ten-year cash flow forecast period, which ranged from 4.9 percent to 6.4 percent and varied by reporting unit based on underlying business fundamentals and future expectations; discount rates, which ranged from 8.9 percent to 9.5 percent; tax rates; terminal values, differentiated based on the cash flow projection of each reporting unit and the projected net operating profit after tax ("NOPAT") growth rate, which ranged from 2 percent to 3.5 percent; currency exchange rates; and forecasted long-term hydrocarbon and energy prices, by geographic area and by year, which included the Company's key feedstocks as well as natural gas and crude oil (due to its correlation to naphtha). Currency exchange rates and long-term hydrocarbon and energy prices are established for the Company as a whole and applied consistently to all reporting units, while revenue growth rates, discount rates and tax rates are established by reporting unit to account for differences in business fundamentals and industry risk.

The second step of the quantitative test is required if the first step of the quantitative test indicates a potential impairment. The second step requires the Company to compare the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. If the carrying amount of goodwill is greater than its implied fair value, an impairment loss is recorded.

The Company also monitors and evaluates its market capitalization relative to book value. When the market capitalization of the Company falls below book value, management undertakes a process to evaluate whether a change in circumstances has occurred that would indicate it is more likely than not that the fair value of any of its reporting units has declined below carrying value. This evaluation process includes the use of third-party market-based valuations and internal discounted cash flow analysis. As part of the annual goodwill impairment test, the Company also compares market capitalization with the most recent total estimated fair value of its reporting units to ensure that significant differences are understood.

As part of its 2016 annual goodwill impairment testing, Dow performed additional sensitivity analysis which indicated that the fair value of the Dow Coating Materials reporting unit (now part of Coatings & Performance Monomers) did not significantly exceed its carrying amount. Dow has continued to monitor the performance of the Coatings & Performance Monomers reporting unit, as benchmarked against its long-term financial plan, and evaluates industry and company-specific circumstances which affect the financial results of this reporting unit, including customer consolidation, changes in demand growth in certain end-markets, fluctuations in sales growth in emerging geographies and results of new product launches. At September 30, 2017, the Company concluded that no events or changes in circumstances have occurred which would indicate that the fair value of the Coatings & Performance Monomers reporting unit has more likely than not been reduced below its carrying amount.

The long-term financial plan for the Coatings & Performance Monomers reporting unit, which underlies the above conclusion, contains numerous assumptions including, but not limited to: expected market growth rates; success of sales and marketing efforts; commercialization of innovation programs; benefit of cost reduction programs; availability of capital and expense resources to execute growth initiatives; impact of competitor actions; industry supply and demand balances; and, macroeconomic factors such as foreign currency exchange rates and interest rates. If the Coatings & Performance Monomers reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result. An annual goodwill impairment test for the Coatings & Performance Monomers reporting unit will be completed during the fourth quarter of 2017. At September 30, 2017, the Coatings & Performance Monomers reporting unit had goodwill of $2,509 million.

In the fourth quarter of 2017, the Company is planning to early adopt Accounting Standards Update 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment," as part of the annual goodwill impairment testing. See Note 2 to the Consolidated Financial Statements for additional information.

Pension and Other Postretirement Benefits
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could have been settled, rate of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods. The U.S. pension plans represent the majority of Dow and DuPont’s pension plan assets and pension obligations.

The following information relates to Dow and DuPont's U.S. plans only; a similar approach is used for Dow and DuPont's non-U.S. plans. Dow and DuPont determine the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation and the underlying return fundamentals of each asset class. The historical experience of the pension fund asset performance is also considered. The expected return of each asset class is derived from a forecasted future return confirmed by historical experience. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in the Company’s pension plans.

The discount rates utilized to measure the pension and other postretirement obligations of the U.S. plans are based on the yield on high-quality corporate fixed income investments at the measurement date. Future expected actuarially determined cash flows for Dow’s U.S. plans are individually discounted at the spot rates under the Willis Towers Watson U.S. RATE:Link 60-90 corporate yield curve to arrive at the plan’s obligations as of the measurement date. DuPont utilized spot rates under the Aon Hewitt AA_Above Median yield curve to arrive at the plan’s obligations as of the measurement date.

Dow and DuPont use generational mortality tables to value their U.S. pension and other postretirement obligations.

The following discussion relates to the Company’s U.S. pension plans. Dow and DuPont base the determination of pension expense on a market-related valuation of plan assets that reduces year-to-year volatility. For Dow, this market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. For DuPont, the market-related value of assets is calculated by averaging market returns over 36 months. As a result, changes in the fair value of assets are not immediately reflected in the Company’s calculation of net periodic pension cost. Over the life of the plans, both gains and losses have been recognized and amortized.

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, both positive and negative, the Company recognizes future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

In evaluating the ability to realize the deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.

Indemnification Assets
Pursuant to the Separation Agreement between DuPont and The Chemours Company ("Chemours") discussed in Note 13 to the Consolidated Financial Statements, DuPont is indemnified by Chemours against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the separation. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these indemnified matters, DuPont records an indemnification asset when recovery is deemed probable. In assessing the probability of recovery, DuPont considers the contractual rights under the Separation Agreement and any potential credit risk. Future events, such as potential disputes related to recovery as well as solvency of Chemours, could cause the indemnification assets to have a lower value than anticipated and recorded. The Company evaluates the recovery of the indemnification assets recorded when events or changes in circumstances indicate the carrying values may not be fully recoverable.

Asbestos-Related Matters of Union Carbide Corporation
Union Carbide is and has been involved in a large number of asbestos-related suits filed primarily in state courts during the past four decades. These suits principally allege personal injury resulting from exposure to asbestos-containing products and frequently seek both actual and punitive damages. The alleged claims primarily relate to products that Union Carbide sold in the past, alleged exposure to asbestos-containing products located on Union Carbide’s premises, and Union Carbide’s responsibility for asbestos suits filed against a former Union Carbide subsidiary, Amchem. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to Union Carbide’s products.

The table below provides information regarding asbestos-related claims pending against Union Carbide and Amchem based on criteria developed by Union Carbide and its external consultants.

Asbestos-Related Claim Activity	2017	2016
Claims unresolved at Jan 1	16,141	18,778
Claims filed	5,598	5,909
Claims settled, dismissed or otherwise resolved	(6,560)	(7,052)
Claims unresolved at Sep 30	15,179	17,635
Claimants with claims against both UCC and Amchem	(5,544)	(6,444)
Individual claimants at Sep 30	9,635	11,191

Plaintiffs’ lawyers often sue numerous defendants in individual lawsuits or on behalf of numerous claimants. As a result, the damages alleged are not expressly identified as to Union Carbide, Amchem or any other particular defendant, even when specific damages are alleged with respect to a specific disease or injury. In fact, there are no personal injury cases in which only Union Carbide and/or Amchem are the sole named defendants. For these reasons and based upon Union Carbide’s litigation and settlement experience, Union Carbide does not consider the damages alleged against Union Carbide and Amchem to be a meaningful factor in its determination of any potential asbestos-related liability.

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

DowDuPont Inc. PART I - FINANCIAL INFORMATION Item 3. Quantitative and Qualitative Disclosures About Market Risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
DowDuPont's risk management programs are managed separately by its subsidiaries, Dow and DuPont. Dow and DuPont have historically utilized different methods to report their quantitative information about market risk. Dow uses a value-at-risk approach while DuPont uses sensitivity analysis. Both methods are acceptable under Regulation S-K and are viewed as equally effective from a risk monitoring perspective. As the risk management programs for both subsidiaries will continue to be managed separately, the quantitative and qualitative disclosures about market risk will be provided for each subsidiary, as discussed below.

Dow
Dow’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, Dow enters into hedging transactions, pursuant to established guidelines and policies, that enable it to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per the accounting guidance related to derivatives and hedging activities, where appropriate. A secondary objective is to add value by creating additional non-specific exposure within established limits and policies; derivatives used for this purpose are not designated as hedges. The potential impact of creating such additional exposures is not material to Dow’s results.

The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, Dow has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of Dow’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, Dow hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps, and nonderivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities. The largest exposures are denominated in European currencies, the Japanese yen and the Chinese yuan, although exposures also exist in other currencies of Asia Pacific, Canada, Latin America, Middle East, Africa and India.

The main objective of interest rate risk management is to reduce the total funding cost to Dow and to alter the interest rate exposure to the desired risk profile. Dow uses interest rate swaps, “swaptions,” and exchange-traded instruments to accomplish this objective. Dow’s primary exposure is to the U.S. dollar yield curve.

Dow has a portfolio of equity securities derived primarily from the investment activities of its insurance subsidiaries. This exposure is managed in a manner consistent with Dow’s market risk policies and procedures.

Inherent in Dow’s business is exposure to price changes for several commodities. Some exposures can be hedged effectively through liquid tradable financial instruments. Feedstocks for ethylene production and natural gas constitute the main commodity exposures. Over-the-counter and exchange traded instruments are used to hedge these risks, when feasible.

Dow uses value-at-risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. The VAR methodology used by Dow is a variance/covariance model. This model uses a 97.5 percent confidence level and includes at least one year of historical data. The September 30, 2017, 2016 year-end and 2016 average daily VAR for the aggregate of all positions are shown below. These amounts are immaterial relative to the total equity of Dow.

Total Daily VAR by Exposure Type	Sep 30, 2017	2016
In millions		Year-end	Average
Commodities	$35	$24	$23
Equity securities	$5	$17	$16
Foreign exchange	$38	$28	$9
Interest rate	$78	$82	$90
Composite	$156	$151	$138

Dow’s daily VAR for the aggregate of all positions increased from a composite VAR of $151 million at December 31, 2016, to a composite VAR of $156 million at September 30, 2017. Commodities and foreign exchange VAR increased due to an increase in long-term managed exposures. Equity securities VAR decreased due to a reduction in managed exposures and a decline in equity volatility. The interest rate VAR decreased due to a drop in yield volatility.

DuPont
DuPont’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices and interest rates. DuPont has established a variety of programs including use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, DuPont enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends.

Foreign Currency Exchange Rate Risks
DuPont has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which DuPont has an exchange rate exposure are the European euro, Chinese yuan, Brazilian real and Japanese yen. DuPont uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 18 to the Consolidated Financial Statements, from time to time, DuPont will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at September 30, 2017 and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at September 30, 2017. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

Foreign Currency Contracts	Fair Value Asset/(Liability)	Fair Value Sensitivity
In millions	Sep 30, 2017	Sep 30, 2017
Foreign currency contracts	$(19)	$(981)

Since DuPont's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

Concentration of Credit Risk
DuPont maintains cash and cash equivalents, marketable securities, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and DuPont has a policy to limit the dollar amount of credit exposure with any one institution.

As part of DuPont's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits. DuPont has not sustained credit losses from instruments held at financial institutions.

DuPont's sales are not materially dependent on any single customer. At September 30, 2017, no one individual customer balance represented more than five percent of DuPont's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with DuPont's global businesses.

DuPont also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

DowDuPont Inc. PART I - FINANCIAL INFORMATION Item 4. Controls and Procedures

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017, The Dow Chemical Company (“Dow”) and E. I. du Pont de Nemours and Company (“DuPont”) each merged with wholly owned subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Dow and DuPont became subsidiaries of DowDuPont. The Company has designed internal control over financial reporting for DowDuPont, while maintaining the internal control over financial reporting for its subsidiaries, Dow and DuPont.

DowDuPont Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 13 to the interim Consolidated Financial Statements.

Litigation
Asbestos-Related Matters of Union Carbide Corporation, a wholly owned subsidiary of Dow
No material developments regarding this matter occurred during the third quarter of 2017. For a current status of this matter, see Note 13 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

DuPont's Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a subpoena for testimony and the production of documents to a grand jury. Information related to this matter is included in Note 13 to the Consolidated Financial Statements under the heading PFOA.

DuPont's La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at DuPont’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against DuPont.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The descriptions are included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Dow/Dow Corning Midland Matter
Dow Corning Corporation ("Dow Corning"), a wholly owned subsidiary of Dow, has received the following notifications from the EPA, Region Five related to Dow Corning’s Midland manufacturing facility (the “Facility”): 1) a Notice of Violation and Finding of Violation (received in April 2012) which alleges a number of violations in connection with the detection, monitoring and control of certain organic hazardous air pollutants at the Facility and various recordkeeping and reporting violations under the Clean Air Act and 2) a Notice of Violation (received in May 2015) alleging a number of violations relating to the management of hazardous wastes at the Facility pursuant to the Resource Conservation and Recovery Act. While Dow Corning contests these allegations, resolution may result in a penalty in excess of $100,000. Discussions between the EPA, the DOJ and Dow Corning are ongoing.

Dow/FilmTec Edina, Minnesota Matter
On March 14, 2017, FilmTec Corporation ("FilmTec"), a wholly owned subsidiary of Dow, received notification from the EPA, Region 5 and the DOJ of a proposed penalty in excess of $100,000 for alleged violations of the Clean Air Act at FilmTec’s Edina, Minnesota, manufacturing facility. Discussion between the EPA, the DOJ and FilmTec are ongoing.

DuPont La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia inspection at the La Porte facility in January 2008. DuPont, the EPA and the DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions continue.

DuPont Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with the EPA and the DOJ related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions will continue.

ITEM 1A. RISK FACTORS
DowDuPont May Fail to Realize the Anticipated Benefits of the Merger. Combining the Businesses of DuPont and Dow May Be More Difficult, Costly or Time-Consuming than Expected, Which May Adversely Affect DowDuPont's Results and Negatively Affect the Value of DowDuPont Common Stock.
The success of the Merger depends on, among other things, DowDuPont's ability to combine the DuPont and Dow businesses in a manner that facilitates the intended separation of the Company's agriculture, materials science and specialty products businesses and realizes anticipated synergies. DowDuPont expects to benefit from significant cost synergies at both the business and corporate levels, including through the achievement of production cost efficiencies, enhancement of the agricultural supply chain, elimination of duplicative agricultural research and development programs, optimization of the combined Company’s global footprint across manufacturing, sales and research and development in the materials science business, optimizing action of manufacturing in the electronics space, the reduction of corporate and leveraged services costs, and the realization of significant procurement synergies. Management also expects the combined Company will achieve growth synergies and other meaningful savings and benefits as a result of the intended business separations.

The combination of DuPont and Dow's independent businesses is a complex, costly and time consuming process and the management of DowDuPont may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

•	ongoing diversion of the attention of management from the operation of the combined company’s business as a result of the intended business separations;

•	impact of portfolio changes between materials science and specialty products on integration activities;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the intended tax efficient transactions;

•	unanticipated issues in integrating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

•	difficulties in managing a larger combined company, addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company and the intended tax efficient separation transactions; and

•	coordinating geographically separate organizations.

Some of these factors will be outside of the control of DowDuPont and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact DowDuPont's business, financial conditions and results of operations. The integration process and other disruptions resulting from the Merger may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom DuPont and Dow have business or other dealings, and difficulties in integrating the businesses or regulatory functions of DuPont and Dow could harm the reputation of DowDuPont.

If DowDuPont is not able to successfully combine the businesses of DuPont and Dow in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Merger (including the intended business separations) may not be realized fully, or at all, or may take longer to realize than expected, and the value of DowDuPont common stock, the revenues, levels of expenses and results of operations may be affected adversely. A variety of factors may adversely affect the Company's ability to realize the currently expected synergies, savings and other benefits of the Merger, including failure to successfully optimize the combined Company's facilities footprint, the failure to take advantage of the combined Company's global supply chain, the failure to identify and eliminate duplicative programs, and the failure to otherwise integrate Dow's or DuPont's respective businesses, including their technology platforms.

DowDuPont Will Incur Significant Costs in Connection with the Integration of Dow and DuPont.
There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger. While both DuPont and Dow have assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the merger agreement, there are many factors beyond their control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses.

There may also be additional unanticipated significant costs in connection with the Merger that DowDuPont may not recoup. These costs and expenses could reduce the benefits and additional income DowDuPont expects to achieve from the Merger.

Although DowDuPont expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

The Determination to Proceed with the Intended Business Separations is a Decision of the DowDuPont Board of Directors and the Expected Benefits of Such Transactions, if They Occur, Will Be Uncertain.
DowDuPont intends to pursue the separation of the combined company’s agriculture, materials science and specialty products businesses through one or more tax-efficient transactions (the "Intended Business Separations"), resulting in three independent, publicly traded companies. However, in the event that the DowDuPont board determines to proceed with the Intended Business Separations, it is currently anticipated that any such Intended Business Separation transaction would be effectuated through one or more pro-rata spin-off transactions, in which DowDuPont stockholders, at such time, would receive shares of capital stock in the resulting spin-off company or companies. The DowDuPont board may ultimately determine to abandon one or more of the Intended Business Separation transactions, and such determination could have an adverse impact on DowDuPont. There are many factors that could, prior to the determination by the DowDuPont board to proceed with the Intended Business Separations, impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, the intended business separations, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, tax considerations, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment. Such changes could adversely impact the value of one or more of the Intended Business Separation transactions to the combined company’s stockholders. Additionally, to the extent the DowDuPont board determines to proceed with the Intended Business Separations, the consummation of such transactions is a complex, costly and time-consuming process, and there can be no guaranty that the intended benefits of such transactions will be achieved. An inability to realize the full extent of the anticipated benefits of the intended business separations, as well as any delays encountered in the process, could have an adverse effect upon the revenues, level of expenses and operating results of the agriculture business, the specialty products business, the materials science business and/or the combined company.

Inability to Access the Debt Capital Markets Could Impair DowDuPont's Liquidity, Business or Financial Condition.
Each of DuPont and Dow has relied and continues to rely on access to the debt capital markets to finance their day-to-day and long-term operations. Dow and DuPont do not intend for DowDuPont to incur debt obligations or guarantee the debt obligations of Dow or DuPont. Any limitation on the part of either Dow’s or DuPont’s ability to raise money in the debt markets could have a substantial negative effect on their respective liquidity. Access to the debt capital markets in amounts adequate to finance each company’s activities could be impaired as a result of the existence of material nonpublic information about the intended business separations and other potential factors, including factors that are not specific to the companies, such as a severe disruption of the financial markets and interest rate fluctuations.

Prior to the Intended Business Separations, if pursued, the costs and availability of financing for DowDuPont from the debt capital markets will be dependent on credit ratings of each of Dow and DuPont. The level and quality of the respective earnings, operations, business and management, among other things, of each of Dow and DuPont will impact their respective credit ratings and those of the combined company. A decrease in the ratings assigned to Dow or DuPont by the ratings agencies may negatively impact their access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that Dow and DuPont will maintain their current credit worthiness or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets of Dow and DuPont and, therefore, DowDuPont.

DowDuPont Will Be Exposed to the Risks Related to International Sales and Operations.
DuPont and Dow each derive a large portion of their total sales and revenue from operations outside of the United States. Therefore, DowDuPont will have exposure to risks of operating in many foreign countries, including:

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in political or regulatory environments;

•	labor compliance and costs associated with a global workforce;

•	earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs;

•	exchange controls or other restrictions;

•	restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;

•	political and economic instability;

•	import and export restrictions and other trade barriers;

•	difficulties in maintaining overseas subsidiaries and international operations;

•	difficulties in obtaining approval for significant transactions;

•	government limitations on foreign ownership;

•	government takeover or nationalization of business;

•	government mandated price controls; and

•	fluctuations in foreign currency exchange rates.

Any one or more of the above factors could adversely affect the international operations of the combined company and could significantly affect the combined company’s results of operations, financial condition and cash flows.

Availability of Purchased Feedstocks and Energy, and the Volatility of these Costs, Impact the Company's Operating Costs and Add Variability to Earnings.
The Company purchases hydrocarbon raw materials including ethane, propane, butane, naphtha and condensate as feedstocks. The Company also purchases certain monomers, primarily ethylene and propylene, to supplement internal production, as well as other raw materials. The Company purchases natural gas, primarily to generate electricity, and purchases electric power to supplement internal generation.

Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. While the Company uses its feedstock flexibility and financial and physical hedging programs to help mitigate feedstock cost increases, the Company is not always able to immediately raise selling prices. Ultimately, the ability to pass on underlying cost increases is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact the Company’s results of operations.

The Company has a number of investments in the U.S. Gulf Coast to take advantage of increasing supplies of low-cost natural gas and natural gas liquids ("NGLs") derived from shale gas including: construction of a new on-purpose propylene production facility, which commenced operations in December 2015; completion of a major maintenance turnaround in December 2016 at an ethylene production facility in Plaquemine, Louisiana, which included expanding the facility's ethylene production capacity by up to 250 KTA and modifications to enable full ethane cracking flexibility; and construction of a new world-scale ethylene production facility in Freeport, Texas, which commenced start-up in the third quarter of 2017. As a result of these investments, the Company's exposure to purchased ethylene and propylene is expected to decline, offset by increased exposure to ethane and propane feedstocks.

While the Company expects abundant and cost-advantaged supplies of NGLs in the United States to persist for the foreseeable future, if NGLs were to become significantly less advantaged than crude oil-based feedstocks, it could have a negative impact on the Company’s results of operations and future investments. Also, if the Company’s key suppliers of feedstocks and energy are unable to provide the raw materials required for production, it could have a negative impact on the Company's results of operations.

Earnings Generated by the Company's Products Vary Based in Part on the Balance of Supply Relative to Demand within the Industry.
The balance of supply relative to demand within the industry may be significantly impacted by the addition of new capacity, especially for basic commodities where capacity is generally added in large increments as world-scale facilities are built. This may disrupt industry balances and result in downward pressure on prices due to the increase in supply, which could negatively impact the Company's results of operations.

The Costs of Complying with Evolving Regulatory Requirements Could Negatively Impact the Company's Financial Results. Actual or Alleged Violations of Environmental Laws or Permit Requirements Could Result in Restrictions or Prohibitions on Plant Operations, Substantial Civil or Criminal Sanctions, as well as the Assessment of Strict Liability and/or Joint and Several Liability.
The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require modifications to its facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Increased Concerns Regarding the Safe use of Chemicals in Commerce and their Potential Impact on the Environment as well as Perceived Impacts of Biotechnology on Health and the Environment have Resulted in More Restrictive Regulations and could Lead to New Regulations.
Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment and the perceived impacts of biotechnology on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, continued pressure for more stringent regulatory intervention and litigation. These concerns could also influence public perceptions, the viability or continued sales of certain of the Company's products, the Company's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company's results of operations.

To maintain its right to produce or sell existing products or to commercialize new products containing biotechnology traits, particularly seed products, the Company must be able to demonstrate its ability to satisfy the requirements of regulatory agencies. Sales into and use of seeds with biotechnology traits in jurisdictions where cultivation has been approved could be affected if key import markets have not approved the import of grains, food and food ingredients and other products derived from those seeds. If import of grains, food and food ingredients and other products derived from those seeds containing such biotechnology traits occurs in these markets, it could lead to disruption in trade and potential liability for the Company.

In addition, the Company’s regulatory compliance could be affected by the detection of low level presence of biotechnology traits in conventional seed or products produced from such seed. Furthermore, the detection of biotechnology traits not approved in the country of cultivation may affect the Company’s ability to supply product and could affect exports of products produced from such seeds and even result in crop destruction or product recalls.

Local, state, federal and foreign governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs.

A Significant Operational Event could Negatively Impact the Company's Results of Operations.
The Company's operations, the transportation of products, cyber attacks, or severe weather conditions and other natural phenomena (such as drought, hurricanes, earthquakes, tsunamis, floods, etc.) could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors or the public at large, which could have a negative impact on the Company's results of operations.

Major hurricanes have caused significant disruption in the Company's operations on the U.S. Gulf Coast, logistics across the region, and the supply of certain raw materials, which had an adverse impact on volume and cost for some of the Company's products. Due to the Company's substantial presence on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively impact the Company's results of operations.

The Risk of Loss of the Company’s Intellectual Property, Trade Secrets or other Sensitive Business Information or Disruption of Operations could Negatively Impact the Company’s Financial Results.
Cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in the Company’s operations or harm the Company's reputation. The Company has attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. While the Company has a comprehensive cyber security program that is continuously reviewed, maintained and upgraded, a significant cyber-attack could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on the Company’s financial results.

Implementing Certain Elements of the Company's Strategy could Negatively Impact the Company's Financial Results.
The Company currently has manufacturing operations, sales and marketing activities, joint ventures, as well as proposed and existing projects of varying size in emerging geographies. Activities in these geographic areas are accompanied by uncertainty and risks including: navigating different government regulatory environments; relationships with new, local partners; project funding commitments and guarantees; expropriation, military actions, war, terrorism and political instability; sabotage; uninsurable risks; suppliers not performing as expected, resulting in increased risk of extended project timelines; and determining raw material supply and other details regarding product movement. If the manufacturing operations, sales and marketing activities, and/or implementation of these projects is not successful, it could adversely affect the Company's financial condition, cash flows and results of operations.

An Impairment of Goodwill or Intangible Assets could Negatively Impact the Company's Financial Results.
At least annually, the Company assesses both goodwill and indefinite-lived intangible assets for impairment. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to skip the qualitative testing and proceed directly to quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value with a charge against earnings. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill could negatively impact the Company's results of operations.

As a result of the Merger and the related acquisition method of accounting, which resulted in DuPont's assets and liabilities being measured at fair value, the Company's goodwill increased by $45.5 billion and the Company's intangible assets increased by $27.8 billion. Future impairments of either could be recorded in results of operations due to changes in assumptions, estimates or circumstances and there can be no assurance that such impairments would be immaterial to the Company, Dow or DuPont.

Increased Obligations and Expenses related to Dow and DuPont's Defined Benefit Pension Plans and Other Postretirement Benefit Plans could Negatively Impact DowDuPont's Financial Condition and Results of Operations.
The Company's subsidiaries, Dow and DuPont, have defined benefit pension plans and other postretirement benefit plans (the “plans”) in the United States and a number of other countries. The assets of the Dow and DuPont funded plans are primarily invested in fixed income and equity securities of U.S. and foreign issuers. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels may affect the funded status of the Dow and DuPont plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. A significant increase in Dow and DuPont's obligations or future funding requirements could have a negative impact on the Company's results of operations and cash flows for a particular period and on the Company's financial condition.

Unpredictable Seasonal and Weather Factors Could Impact Sales and Earnings from the Company’s Agriculture Segment.
The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs and affect the ability to supply.

Inability to Discover, Develop and Protect New Technologies and Enforce the Company's Intellectual Property Rights Could Adversely Affect the Company's Financial Results.
The Company competes with major global companies that have strong intellectual property estates, including intellectual property rights supporting the use of biotechnology to enhance products, particularly agricultural and bio-based products. Speed in discovering, developing and protecting new technologies and bringing related products to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the Company's existing or candidate products to become less competitive, adversely affecting sales. Competitors are increasingly challenging intellectual property positions and the outcomes can be highly uncertain. If challenges are resolved adversely, it could negatively impact the Company's ability to obtain licenses on competitive terms, commercialize new products and generate sales from existing products.

Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to the Company's business. The Company endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the Company may be unable to obtain protection for its intellectual property in key jurisdictions. Further, changes in government policies and regulations, including changes made in reaction to pressure from non-governmental organizations, could impact the extent of intellectual property protection afforded by such jurisdictions.

The Company has designed and implemented internal controls to restrict access to and distribution of its intellectual property. Despite these precautions, the Company's intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, the Company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.

DowDuPont's Ability to Obtain and Maintain Regulatory Approval for Some of its Products in the Agriculture Segment Could Limit Sales or Affect Profitability in Certain Markets.
In most jurisdictions, the Company must test the safety, efficacy and environmental impact of its agricultural products to satisfy regulatory requirements and obtain the necessary approvals. In certain jurisdictions the Company must periodically renew its approvals which may require it to demonstrate compliance with then-current standards. The regulatory environment is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance.

Responding to these changes and meeting existing and new requirements may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. The failure to receive necessary permits or approvals could have near- and long-term effects on the Company’s ability to produce and sell some current and future products.

Failure to Effectively Manage Acquisitions, Divestitures, Alliances and Other Portfolio Actions Could Adversely Impact DowDuPont's Future Results.
From time to time, the Company evaluates acquisition candidates that may strategically fit its business and/or growth objectives. If the Company is unable to successfully integrate and develop acquired businesses, the Company could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the Company’s financial results. The Company continually reviews its portfolio of assets for contributions to the Company’s objectives and alignment with its growth strategy. However, the Company may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings. Moreover, the Company might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact the Company’s financial condition, cash flows and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2017:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (1) (In Millions)
Period	Total number of shares purchased	Average price paid per share
July 2017	—	$—	—	$1,396
August 2017	—	$—	—	$1,396
September 2017	—	$—	—	$—
Third quarter 2017	—	$—	—	$—

1.
On February 13, 2013, the Dow Board of Directors approved a share buy-back program, authorizing up to $1.5 billion to be spent on the repurchase of Dow's common stock over a period of time. On January 29, 2014, the Dow Board of Directors announced an expansion of Dow's share buy-back authorization, authorizing an additional amount not to exceed $3 billion to be spent on the repurchase of the Dow's common stock over a period of time. On November 12, 2014, the Dow Board of Directors announced a new $5 billion tranche to its share buy-back program. As a result of these actions, the total authorized amount of the Dow share repurchase program was $9.5 billion. In connection with the Merger, Dow's $9.5 billion share repurchase program was canceled.

On November 2, 2017, the Company announced the Board of Directors authorized an initial $4 billion share repurchase program, which has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
See the Exhibit Index of this Quarterly Report on Form 10-Q for exhibits filed with this report.

DowDuPont Inc. Trademark Listing

®™ ARYLEX, BETAFORCE, BETAMATE, BETASEAL, CORIAN, CRASTIN, CYAZYPYR, DANISCO, DELRIN, DOW, DOW CORNING, DOW SEMENTES, DUPONT, ELITE, ENLIST, FILMTEC, GREAT STUFF, HOWARU, HYTREL, IMPRELIS, ISOCLAST, KALREZ, KEVLAR, LEPTRA, MOLYKOTE, MORGAN, MULTIBASE, NOMEX, PIONEER, RYNAXYPYR, RYNITE, SOLAMET, STYROFOAM, TEDLAR, TPSiV, TYNEX, TYVEK, VAMAC, VESPEL, VESSARYA, ZYTEL are trademarks of The Dow Chemical Company ("Dow") or E. I. du Pont de Nemours and Company ("DuPont") or affiliated companies of Dow or DuPont.

DowDuPont Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOWDUPONT INC.
Registrant
Date: November 6, 2017

By:	/s/ JEANMARIE F. DESMOND	By:	/s/ RONALD C. EDMONDS
Name:	Jeanmarie F. Desmond	Name:	Ronald C. Edmonds
Title:	Co-Controller	Title:	Co-Controller
City:	Wilmington	City:	Midland
State:	Delaware	State:	Michigan

DowDuPont Inc. Exhibit Index

EXHIBIT NO.	DESCRIPTION
2(i)
Agreement and Plan of Merger, dated as of December 11, 2015, among The Dow Chemical Company, E. I. du Pont de Nemours and Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and Diamond-Orion HoldCo Inc., incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on December 11, 2015.

2(ii)
Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 2017, among The Dow Chemical Company, E. I. du Pont de Nemours and Company, Diamond Merger Sub, Inc., Orion Merger Sub, Inc. and DowDuPont Inc. (f/k/a Diamond-Orion HoldCo Inc.), incorporated by reference to Exhibit 2.1 to The Dow Chemical Company Current Report on Form 8-K filed on March 31, 2017.

3(i)
The Amended and Restated Certificate of Incorporation of DowDuPont Inc. as filed with the Secretary of State, State of Delaware on August 31, 2017, incorporated by reference to Exhibit 3.1 to DowDuPont Inc. Current Report on Form 8-K filed September 1, 2017.

3(ii)	The Amended and Restated Bylaws of DowDuPont Inc., incorporated by reference to Exhibit 3.1 to DowDuPont Inc. Current Report on Form 8-K filed September 12, 2017.
4(i)	The E. I. du Pont de Nemours and Company Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.
4(ii)	The E. I. du Pont de Nemours and Company Stock Performance Plan, incorporated by reference to Exhibit 4.2 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.
4(iii)	The E. I. du Pont de Nemours and Company Management Deferred Compensation Plan, incorporated by reference to Exhibit 4.3 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.
4(iv)
The E. I. du Pont de Nemours and Company Stock Accumulation and Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 4.4 to DowDuPont Inc. Registration Statement on Form S-8 filed September 1, 2017.

4(v)	The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to DowDuPont Inc. Registration Statement on Form S-8 filed September 5, 2017.
4(vi)	The Dow Chemical Company Amended and Restated 1988 Award and Option Plan, incorporated by reference to Exhibit 4.2 to DowDuPont Inc. Registration Statement on Form S-8 filed September 5, 2017.
5(i)
Employment Agreement by and between E. I. du Pont de Nemours and Company, and Edward D. Breen, dated as of August 3, 2017, incorporated by reference to Exhibit 10.1 to E. I. du Pont de Nemours and Company's Current Report on Form 8-K dated September 1, 2017.

23	Ankura Consulting Group, LLC's Consent.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.