Form 10-Q
period 2018-03-31
DowDuPont Inc.
filed 2018-05-04
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had 2,320,786,686 shares of common stock, $0.01 par value, outstanding at April 30, 2018.

DOWDUPONT INC.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2018

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
Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including the intended separation, subject to approval of the Company’s Board of Directors and customary closing conditions, of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax-efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the Company’s control. Some of the important factors that could cause DowDuPont’s, Dow’s or DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of Dow and DuPont, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, including conditions which could delay, prevent or otherwise adversely affect the proposed transactions, including possible issues or delays in obtaining required regulatory approvals or clearances related to the Intended Business Separations, associated costs, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact DowDuPont’s business (either directly or as conducted by and through Dow or DuPont), or financial performance and its ability to retain and hire key personnel; (v) uncertainty as to the long-term value of DowDuPont common stock; and (vi) risks to DowDuPont’s, Dow’s and DuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for the Company, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce the Company’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks are and will be more fully discussed in the current, quarterly and annual reports filed with the U.S. Securities and Exchange Commission by DowDuPont. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DowDuPont’s, Dow’s or DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. None of DowDuPont, Dow or DuPont assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A) of DowDuPont’s 2017 Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DowDuPont Inc.
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net sales	$21,510	$13,230
Cost of sales	16,315	10,194
Research and development expenses	768	419
Selling, general and administrative expenses	1,714	759
Amortization of intangibles	474	155
Restructuring and asset related charges (credits) - net	262	(1)
Integration and separation costs	457	109
Equity in earnings of nonconsolidated affiliates	257	196
Sundry income (expense) - net	115	(444)
Interest expense and amortization of debt discount	350	219
Income from continuing operations before income taxes	1,542	1,128
Provision for income taxes on continuing operations	389	213
Income from continuing operations, net of tax	1,153	915
Loss from discontinued operations, net of tax	(5)	—
Net income	1,148	915
Net income attributable to noncontrolling interests	44	27
Net income available for DowDuPont Inc. common stockholders	$1,104	$888

Per common share data:
Earnings per common share from continuing operations - basic	$0.47	$0.74
Loss per common share from discontinued operations - basic	—	—
Earnings per common share - basic	$0.47	$0.74
Earnings per common share from continuing operations - diluted	$0.47	$0.72
Loss per common share from discontinued operations - diluted	—	—
Earnings per common share - diluted	$0.47	$0.72

Dividends declared per share of common stock	$0.38	$0.46
Weighted-average common shares outstanding - basic	2,317.0	1,202.5
Weighted-average common shares outstanding - diluted	2,334.3	1,222.1

Depreciation	$953	$578
Capital expenditures	$776	$754
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Net income	$1,148	$915
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(25)	17
Cumulative translation adjustments	1,333	239
Pension and other postretirement benefit plans	130	102
Derivative instruments	17	(50)
Total other comprehensive income	1,455	308
Comprehensive income	2,603	1,223
Comprehensive income attributable to noncontrolling interests, net of tax	38	53
Comprehensive income attributable to DowDuPont Inc.	$2,565	$1,170
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	Mar 31, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $140; 2017: $107)	$10,281	$13,438
Marketable securities	257	956
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $171; 2017: $127)	14,378	11,314
Other	5,410	5,579
Inventories	17,457	16,992
Other current assets	1,950	1,614
Total current assets	49,733	49,893
Investments
Investment in nonconsolidated affiliates	5,182	5,336
Other investments (investments carried at fair value - 2018: $1,697; 2017: $1,512)	2,633	2,564
Noncurrent receivables	692	680
Total investments	8,507	8,580
Property
Property	74,329	73,304
Less accumulated depreciation	38,253	37,057
Net property (variable interest entities restricted - 2018: $869; 2017: $907)	36,076	36,247
Other Assets
Goodwill	60,493	59,527
Other intangible assets (net of accumulated amortization - 2018: $6,024; 2017: $5,550)	32,966	33,274
Deferred income tax assets	1,754	1,869
Deferred charges and other assets	2,912	2,774
Total other assets	98,125	97,444
Total Assets	$192,441	$192,164
Liabilities and Equity
Current Liabilities
Notes payable	$2,411	$1,948
Long-term debt due within one year	2,707	2,067
Accounts payable:
Trade	8,754	9,134
Other	4,376	3,727
Income taxes payable	889	843
Accrued and other current liabilities	7,480	8,409
Total current liabilities	26,617	26,128
Long-Term Debt (variable interest entities nonrecourse - 2018: $225; 2017: $249)	29,343	30,056
Other Noncurrent Liabilities
Deferred income tax liabilities	6,113	6,266
Pension and other postretirement benefits - noncurrent	18,225	18,581
Asbestos-related liabilities - noncurrent	1,207	1,237
Other noncurrent obligations	8,012	7,969
Total other noncurrent liabilities	33,557	34,053
Stockholders' Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2018: 2,348,787,059 shares; 2017: 2,341,455,518 shares)	23	23
Additional paid-in capital	81,518	81,257
Retained earnings	29,366	29,211
Accumulated other comprehensive loss	(7,497)	(8,972)
Unearned ESOP shares	(150)	(189)
Treasury stock at cost (2018: 28,241,499 shares; 2017: 14,123,049 shares)	(2,000)	(1,000)
DowDuPont's stockholders' equity	101,260	100,330
Noncontrolling interests	1,664	1,597
Total equity	102,924	101,927
Total Liabilities and Equity	$192,441	$192,164
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2018	Mar 31, 2017
Operating Activities
Net income	$1,148	$915
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,484	778
Credit for deferred income tax	(33)	(95)
Earnings of nonconsolidated affiliates less than dividends received	374	212
Net periodic pension benefit cost	31	112
Pension contributions	(378)	(302)
Net gain on sales of assets, businesses and investments	(35)	(17)
Restructuring and asset related charges (credits) - net	262	(1)
Amortization of Merger-related inventory step-up	703	—
Other net loss	269	141
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(3,143)	(1,327)
Inventories	(1,170)	(847)
Accounts payable	405	483
Other assets and liabilities, net	(2,054)	(128)
Cash used for operating activities	(2,137)	(76)
Investing Activities
Capital expenditures	(776)	(754)
Investment in gas field developments	(28)	(38)
Proceeds from sales of property and businesses, net of cash divested	33	96
Investments in and loans to nonconsolidated affiliates	—	(245)
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	30
Purchases of investments	(758)	(129)
Proceeds from sales and maturities of investments	1,376	136
Proceeds from interests in trade accounts receivable conduits	445	551
Other investing activities, net	(2)	—
Cash provided by (used for) investing activities	290	(353)
Financing Activities
Changes in short-term notes payable	196	136
Proceeds from issuance of long-term debt	253	—
Payments on long-term debt	(85)	(38)
Purchases of treasury stock	(1,000)	—
Proceeds from issuance of company stock	108	—
Proceeds from sales of common stock	—	282
Employee taxes paid for share-based payment arrangements	(103)	(84)
Contingent payment for acquisition of businesses	—	(26)
Distributions to noncontrolling interests	(27)	(21)
Dividends paid to stockholders	(880)	(506)
Other financing activities, net	(5)	—
Cash used for financing activities	(1,543)	(257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	208	56
Summary
Decrease in cash, cash equivalents and restricted cash	(3,182)	(630)
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$10,833	$5,994
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Equity

In millions, except per share amounts (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for DowDuPont Inc. common stockholders	—	—	888	—	—	—	—	888
Other comprehensive income	—	—	—	308	—	—	—	308
Dividends ($0.46 per common share)	—	—	(557)	—	—	—	—	(557)
Common stock issued/sold	—	282	—	—	—	533	—	815
Stock-based compensation and allocation of ESOP shares	—	(407)	—	—	36	—	—	(371)
Impact of noncontrolling interests	—	—	—	—	—	—	32	32
Other	—	—	(10)	—	—	—	—	(10)
Balance at Mar 31, 2017	$3,107	$4,137	$30,659	$(9,514)	$(203)	$(1,126)	$1,274	$28,334
2018
Balance at Dec 31, 2017	$23	$81,257	$29,211	$(8,972)	$(189)	$(1,000)	$1,597	$101,927
Adoption of accounting standards (Note 1)	—	—	(61)	20	—	—	—	(41)
Net income available for DowDuPont Inc. common stockholders	—	—	1,104	—	—	—	—	1,104
Other comprehensive income	—	—	—	1,455	—	—	—	1,455
Dividends ($0.38 per common share)	—	—	(880)	—	—	—	—	(880)
Common stock issued/sold	—	108	—	—	—	—	—	108
Stock-based compensation and allocation of ESOP shares	—	153	—	—	39	—	—	192
Impact of noncontrolling interests	—	—	—	—	—	—	67	67
Treasury stock purchases	—	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	(8)	—	—	—	—	(8)
Balance at Mar 31, 2018	$23	$81,518	$29,366	$(7,497)	$(150)	$(2,000)	$1,664	$102,924
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
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

The unaudited interim consolidated financial statements of DowDuPont and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Except as otherwise indicated by the context, the term "Dow" includes Dow and its consolidated subsidiaries, "DuPont" includes DuPont and its consolidated subsidiaries, "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Dow, and "Dow Silicones" means Dow Silicones Corporation (formerly known as Dow Corning Corporation, which changed its name effective as of February 1, 2018), a wholly owned subsidiary of Dow.

Changes to Prior Period Consolidated Financial Statements
As a result of the Merger, certain reclassifications of prior period amounts have been made to improve comparability and conform with the current period presentation. Presentation changes were made to the consolidated statements of income, consolidated statements of cash flows and consolidated statements of equity. In addition, certain reclassifications of prior period data have been made in the Notes to the Consolidated Financial Statements to conform with the current period presentation.

In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Note 2 for additional information.

Changes to the consolidated financial statements as a result of the Merger and the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$10,197	$—	$(3)	$10,194
Research and development expenses	$416	$—	$3	$419
Selling, general and administrative expenses	$867	$(109)	$1	$759
Integration and separation costs	$—	$109	$—	$109
Sundry income (expense) - net	$(470)	$25	$1	$(444)
Interest income	$25	$(25)	$—	$—

1.
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and were reclassified from “Selling, general and administrative expenses.” In addition, “Interest income” was reclassified to “Sundry income (expense) - net.”

2.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass	ASU Impact [1]	Updated
Operating Activities
Net periodic pension benefit cost	$—	$112	$—	$112
Net gain on sales of assets, businesses and investments	$—	$(17)	$—	$(17)
Net gain on sales of investments	$(12)	$12	$—	$—
Net gain on sales of property, businesses and consolidated companies	$(8)	$8	$—	$—
Net loss on sale of ownership interests in nonconsolidated affiliates	$3	$(3)	$—	$—
Other net loss	$33	$108	$—	$141
Proceeds from interests in trade accounts receivable conduits	$114	$—	$(114)	$—
Accounts and notes receivable	$(890)	$—	$(437)	$(1,327)
Accounts payable	$322	$161	$—	$483
Other assets and liabilities, net	$254	$(381)	$(1)	$(128)
Cash provided by (used for) operating activities	$476	$—	$(552)	$(76)
Investing Activities
Payment into escrow account	$(130)	$—	$130	$—
Acquisitions of property, businesses and consolidated companies, net of cash acquired	$(26)	$—	$26	$—
Proceeds from interests in trade accounts receivable conduits	$—	$—	$551	$551
Cash used for investing activities	$(1,060)	$—	$707	$(353)
Financing Activities
Contingent payment for acquisition of businesses	$—	$—	$(26)	$(26)
Cash used for financing activities	$(231)	$—	$(26)	$(257)
Summary
Decrease in cash, cash equivalents and restricted cash	$(759)	$—	$129	$(630)
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$—	$17	$6,624
Cash, cash equivalents and restricted cash at end of period	$5,848	$—	$146	$5,994

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. See Note 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Summary of Changes to the Consolidated Statements of Equity	Three Months Ended Mar 31, 2017
In millions	As Filed	Merger Reclass	Updated
Dividend equivalents on participating securities	$(10)	$10	$—
Other	$—	$(10)	$(10)

Changes to the January 1, 2018 Consolidated Balance Sheet
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"), ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." See Note 2 for additional information on these ASUs. The cumulative effect of changes made to the Company's January 1, 2018, consolidated balance sheet as a result of the adoption of these accounting standards is summarized in the following table:

Summary of Changes to the Consolidated Balance Sheet	Dec 31, 2017	Adjustments due to:			Jan 1, 2018
In millions	As Filed	Topic 606	ASU 2016-01	ASU 2016-16	Updated
Assets
Accounts and notes receivable - Trade	$11,314	$87	$—	$—	$11,401
Accounts and notes receivable - Other	$5,579	$(22)	$—	$—	$5,557
Inventories	$16,992	$(64)	$—	$—	$16,928
Other current assets	$1,614	$144	$—	$31	$1,789
Total current assets	$49,893	$145	$—	$31	$50,069
Deferred income tax assets	$1,869	$26	$—	$10	$1,905
Deferred charges and other assets	$2,774	$43	$—	$—	$2,817
Total other assets	$97,444	$69	$—	$10	$97,523
Total Assets	$192,164	$214	$—	$41	$192,419
Liabilities
Accounts payable - Trade	$9,134	$(3)	$—	$—	$9,131
Accounts payable - Other	$3,727	$10	$—	$—	$3,737
Income taxes payable	$843	$(2)	$—	$—	$841
Accrued and other current liabilities	$8,409	$171	$—	$—	$8,580
Total current liabilities	$26,128	$176	$—	$—	$26,304
Deferred income tax liabilities	$6,266	$3	$—	$—	$6,269
Other noncurrent obligations	$7,969	$117	$—	$—	$8,086
Total other noncurrent liabilities	$34,053	$120	$—	$—	$34,173
Stockholders' Equity
Retained earnings	$29,211	$(82)	$(20)	$41	$29,150
Accumulated other comprehensive loss	$(8,972)	$—	$20	$—	$(8,952)
DowDuPont's stockholders' equity	$100,330	$(82)	$—	$41	$100,289
Total equity	$101,927	$(82)	$—	$41	$101,886
Total Liabilities and Equity	$192,164	$214	$—	$41	$192,419

The most significant changes as a result of adopting Topic 606 relate to the reclassification of the Company's return assets and refund liabilities in the Agriculture segment in the consolidated balance sheets. Under previous guidance, the Company accrued the amount of expected product returns as a reduction of "Accounts and notes receivable - Trade" with the value associated with the expected returns recorded in "Inventories" in the consolidated balance sheets. Under Topic 606, the Company now records the amount of expected product returns as refund liabilities, included in "Accrued and other current liabilities" and the products expected to be recovered as return assets, included in "Other current assets" in the consolidated balance sheets. The reclassification of return assets and refund liabilities were $61 million and $119 million, respectively, at January 1, 2018. In addition, deferred revenue, included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets, increased as certain performance obligations, which were previously recognized over time and related to the licensing of certain rights to patents and technology, as well as other performance obligations, are now recognized at a point in time as none of the three criteria for 'over time' recognition under Topic 606 are met.

Current Period Impact of Topic 606
The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheets, which was applied prospectively to contracts not completed at January 1, 2018. The effects of adopting Topic 606 did not have a material impact on the consolidated statements of income and the consolidated statements of cash flows.

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Mar 31, 2018	Adjustments	Balance at Mar 31, 2018 Without Adoption of Topic 606
In millions
Assets
Accounts and notes receivable - Trade	$14,378	$(265)	$14,113
Accounts and notes receivable - Other	$5,410	$60	$5,470
Inventories	$17,457	$141	$17,598
Other current assets	$1,950	$(211)	$1,739
Total current assets	$49,733	$(275)	$49,458
Deferred income tax assets	$1,754	$(28)	$1,726
Deferred charges and other assets	$2,912	$(43)	$2,869
Total other assets	$98,125	$(71)	$98,054
Total Assets	$192,441	$(346)	$192,095
Liabilities
Accounts payable - Other	$4,376	$(10)	$4,366
Income taxes payable	$889	$2	$891
Accrued and other current liabilities	$7,480	$(292)	$7,188
Total current liabilities	$26,617	$(300)	$26,317
Other noncurrent obligations	$8,012	$(120)	$7,892
Deferred income tax liabilities	$6,113	$(2)	$6,111
Total other noncurrent liabilities	$33,557	$(122)	$33,435
Stockholders' Equity
Retained earnings	$29,366	$76	$29,442
DowDuPont's stockholders' equity	$101,260	$76	$101,336
Total equity	$102,924	$76	$103,000
Total Liabilities and Equity	$192,441	$(346)	$192,095

Significant Accounting Policy Update
The Company's significant accounting policy for revenue was updated as a result of the adoption of Topic 606:

Revenue
The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 4 for additional information on revenue recognition.

Revenue related to Dow's insurance operations includes third-party insurance premiums, which are earned over the terms of the related insurance policies and reinsurance contracts.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the Financial Accounting Standards Board ("FASB") issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. The new guidance was effective for annual and interim periods beginning after December 15, 2017. The Company elected to adopt the new guidance using the modified retrospective transition method for all contracts not completed as of the date of adoption. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of the first quarter of 2018. The comparative periods have not been restated and continue to be accounted for under Topic 605. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 1 and 4 for additional disclosures regarding the Company's contracts with customers as well as the impact of adopting Topic 606.

In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the first quarter of 2018. The adoption of the new guidance did not have a material impact on the consolidated financial statements. See Notes 1 and 18 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows and addresses eight specific cash flow issues. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A key provision in the new guidance impacted the presentation of interests in certain trade accounts receivable conduits, which were retrospectively reclassified from "Operating Activities" to "Investing Activities" in the consolidated statements of cash flows. See Note 1 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new guidance was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the first quarter of 2018. The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 1 for additional information.

In the first quarter of 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies how entities should present restricted cash and restricted cash equivalents in the statements of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new guidance changed the presentation of restricted cash in the consolidated statements of cash flows and was implemented on a retrospective basis in the first quarter of 2018. See Notes 1 and 6 for additional information.

In the first quarter of 2018, the Company adopted ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively. The Company will apply the new guidance to all applicable transactions after the adoption date.

In the first quarter of 2018, the Company adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line items that includes the service cost. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities were required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. Accordingly, in the first quarter of 2018, the Company used a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses" to "Sundry income (expense) - net" in the consolidated statements of income. See Note 1 for additional information.

Accounting Guidance Issued But Not Adopted at March 31, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a team in place to evaluate the new guidance, is in the process of implementing software solutions and is facilitating the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under Accounting Standards Codification ("ASC") 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The Company will early adopt the new guidance in the second quarter of 2018 and there will not be a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this guidance.

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

DowDuPont intends to pursue, subject to certain customary conditions, including, among others, the effectiveness of registration statements filed with the Securities and Exchange Commission and approval by the Board of Directors of DowDuPont, the separation of the combined Company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

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

The acquisition method of accounting requires, among other things, that identifiable assets acquired and liabilities assumed be recognized on the balance sheet at their respective fair value as of the acquisition date. In determining the fair value, DowDuPont utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgments related to future net cash flows (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined by taking into account historical data, supplemented by current and anticipated market conditions, and growth rates.

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Merger based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses, finalization of tax returns in the pre-merger period and application of push-down accounting at the subsidiary level. In the first quarter of 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the effective time of the Merger. These adjustments primarily included a $282 million increase in goodwill, a $98 million decrease in property, an $80 million decrease in indefinite-lived trademarks and tradenames and customer-related assets, a $56 million increase in noncontrolling interests, a $28 million decrease in investments in nonconsolidated affiliates and a $16 million decrease in assets held for sale. The preliminary fair values are substantially complete with the exception of identifiable other intangible assets, property, income taxes and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table:

DuPont Assets Acquired and Liabilities Assumed on Aug 31, 2017	Estimated fair value adjusted
In millions
Fair Value of Assets Acquired
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable - Trade	6,199
Accounts and notes receivable - Other	1,648
Inventories	8,807
Other current assets	360
Assets held for sale	3,732
Investment in nonconsolidated affiliates	1,626
Other investments	50
Noncurrent receivables	84
Property	11,843
Goodwill	45,387
Other intangible assets	27,141
Deferred income tax assets	284
Deferred charges and other assets	1,942
Total Assets	$115,957
Fair Value of Liabilities Assumed
Notes payable	$4,046
Long-term debt due within one year	1,273
Accounts payable - Trade	2,346
Accounts payable - Other	939
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale	125
Long-term debt	9,878
Deferred income tax liabilities	8,419
Pension and other postretirement benefits - noncurrent	8,056
Other noncurrent obligations	1,944
Total Liabilities	$40,804
Noncontrolling interests	473
Net Assets (Consideration for the Merger)	$74,680

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant. The Company incurred "Integration and separation costs," reflected in "Income from continuing operations before income taxes" in the consolidated statements of income, of $457 million and $109 million for the three months ended March 31, 2018 and 2017, respectively. These costs to date primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-merger integration and separation, and ownership restructure of Dow Silicones. While the Company assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.

H&N Business
On March 31, 2017, DuPont entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC") for FMC to acquire the assets related to DuPont's crop protection business and research and development organization (the "Divested Ag Business") that DuPont was required to divest in order to obtain European Commission approval of the Merger Transaction. In addition, under the FMC Transaction Agreement, DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (the sale of the Divested Ag Business and acquisition of the H&N Business referred to collectively as the "FMC Transactions").

On November 1, 2017, DuPont completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the Nutrition & Biosciences segment to enhance the Company’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. DuPont accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The purchase accounting and purchase price allocation for the H&N Business are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets, such as intangible assets, deferred income taxes and property, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. There were no material updates to the purchase accounting and purchase price allocation for the three months ended March 31, 2018. For additional information regarding the acquisition of the H&N Business, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 4 - REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the first quarter of 2018, 98 percent of the Company's sales related to product sales (98 percent in the first quarter of 2017). The remaining 2 percent was primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

Product Sales
Product sales consist of sales of the Company's products to manufacturers, distributors and farmers. The Company considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. Product sale contracts are generally short-term contracts where the time between order confirmation and satisfaction of all performance obligations is less than one year. However, the Company has some long-term contracts which can span multiple years.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing depending on business and geographic region, with the exception of the Agriculture segment, where payment terms are generally less than one year after invoicing. The Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company has elected to use the practical expedient to expense cash and non-cash sales incentives as the amortization period for the costs to obtain the contract would have been one year or less.

Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline (e.g., feedstocks). For these types of product sales, the Company invoices the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. As a result, the Company recognizes revenue based on the amount billable to the customer in accordance with the right to invoice practical expedient.

The transaction price includes estimates for reductions in revenue from customer rebates and rights of return on product sales. These amounts are estimated based upon the most likely amount of consideration to which the customer will be entitled. The Company’s obligation for rights of returns is limited primarily to the Agriculture segment. All estimates are based on historical experience, anticipated performance, and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates for variable consideration are reassessed periodically.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Patents, Trademarks and Licenses
The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the majority of the Company’s licenses for patents and technology is derived from sales-based royalties. The Company estimates the amount of sales-based royalties to which it expects to be entitled based on historical sales to the customer. For the remaining revenue from licensing arrangements, payments are typically received from the Company’s licensees based on billing schedules established in each contract. Revenue is recognized by the Company when the performance obligation is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $96 million and unfulfilled performance obligations for the licensing of technology of $280 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 23 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and business or major product line and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended Mar 31, 2018
In millions
Crop Protection	$1,495
Seed	2,313
Agriculture	$3,808
Coatings & Performance Monomers	$941
Consumer Solutions	1,363
Performance Materials & Coatings	$2,304
Construction Chemicals	$182
Industrial Solutions	1,159
Polyurethanes & CAV	2,370
Others	4
Industrial Intermediates & Infrastructure	$3,715
Hydrocarbons & Energy	$1,800
Packaging and Specialty Plastics	4,210
Packaging & Specialty Plastics	$6,010
Advanced Printing	$122
Interconnect Solutions	281
Display & Other Technologies	60
Photovoltaic & Advanced Materials	289
Semiconductor Technologies	401
Electronics & Imaging	$1,153
Industrial Biosciences	$541
Nutrition & Health	1,179
Nutrition & Biosciences	$1,720
Nylon Enterprise & Polyester	$668
Performance Resins	351
Performance Solutions	406
Transportation & Advanced Polymers	$1,425
Aramids	$393
Construction	385
Tyvek® Enterprise	292
Water Solutions	229
Safety & Construction	$1,299
Corporate	$76
Total	$21,510

Net Trade Revenue by Geographic Region	Three Months Ended Mar 31, 2018
In millions
U.S. & Canada	$7,909
EMEA [1]	6,919
Asia Pacific	4,790
Latin America	1,892
Total	$21,510

1.	Europe, Middle East and Africa.

Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract, and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments in the Agriculture segment for contracts with customers where the Company receives advance payments for product to be delivered in future periods. "Contract liabilities - noncurrent" includes advance payment for product that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract. The Company classifies deferred revenue as current (12 months or less) or noncurrent based on the timing of when the Company expects to recognize revenue.

Revenue recognized in the three months ended March 31, 2018, from amounts included in contract liabilities at the beginning of the period, was approximately $640 million. The decrease in deferred revenue from December 31, 2017 to March 31, 2018 was primarily due to the timing of seed deliveries to customers for the growing season in U.S. & Canada in the Agriculture segment. In the three months ended March 31, 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	Mar 31, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$14,378	$87	$11,314
Contract assets - current [1]	$76	$72	$—
Contract assets - noncurrent [2]	$43	$43	$—
Contract liabilities - current [3]	$2,037	$52	$2,131
Contract liabilities - noncurrent [4]	$1,518	$117	$1,413

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES (CREDITS) - NET
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $845 million to $935 million of severance and related benefit costs; $400 million to $540 million of asset write-downs and write-offs, and $400 million to $450 million of costs associated with exit and disposal activities. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

As a result of these actions, the Company recorded pretax restructuring charges of $874 million in 2017, consisting of severance and related benefit costs of $510 million, asset write-downs and write-offs of $290 million and costs associated with exit and disposal activities of $74 million.

In the first quarter of 2018, the Company recorded pretax restructuring charges of $260 million, consisting of severance and related benefit costs of $172 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $40 million. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The Company expects to record the remaining restructuring charges in 2018 and 2019 and expects the Synergy Program to be substantially completed by the end of 2019.

The following table summarizes the activities related to the Synergy Program. At March 31, 2018, $444 million was included in "Accrued and other current liabilities" ($377 million at December 31, 2017) and $158 million was included in "Other noncurrent obligations" ($133 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$510	$290	$74	$874
Charges against the reserve	—	(290)	—	(290)
Non-cash compensation	(7)	—	—	(7)
Cash payments	(64)	—	(3)	(67)
Reserve balance at Dec 31, 2017	$439	$—	$71	$510
Adjustments to the reserve [1]	172	48	40	260
Charges against the reserve	—	(48)	—	(48)
Cash payments	(104)	—	(17)	(121)
Net translation adjustment	1	—	—	1
Reserve balance at Mar 31, 2018	$508	$—	$94	$602

1.
Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The adjustment to severance and related benefit costs was related to Corporate. The adjustments to costs associated with exit and disposal activities were related to Agriculture (charge of $14 million), Industrial Intermediates & Infrastructure (charge of $11 million), Packaging & Specialty Plastics (charge of $3 million), Transportation & Advanced Polymers (benefit of $1 million), Safety & Construction (charge of $7 million) and Corporate (charge of $6 million).

The Company recorded restructuring charges for asset write-downs and write-offs in the first quarter of 2018 of $48 million, related to Agriculture ($44 million), Electronics & Imaging ($1 million) and Corporate ($3 million).

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

Restructuring Plans Initiated Prior to Merger
Dow 2016 Restructuring Plan
On June 27, 2016, Dow's Board of Directors approved a restructuring plan that incorporated actions related to the ownership restructure of Dow Silicones. These actions, aligned with Dow's value growth and synergy targets, will result in a global workforce reduction of approximately 2,500 positions, with most of these positions resulting from synergies related to the ownership restructure of Dow Silicones. These actions are expected to be substantially completed by June 30, 2018.

As a result of these actions, Dow recorded pretax restructuring charges of $449 million in the second quarter of 2016, consisting of severance and related benefit costs of $268 million, asset write-downs and write-offs of $153 million and costs associated with exit and disposal activities of $28 million. The following table summarizes the activities related to Dow's 2016 restructuring reserve, which was primarily included in "Accrued and other current liabilities" in the consolidated balance sheets at March 31, 2018 and December 31, 2017.

2016 Restructuring	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$51	$17	$68
Adjustments to the reserve [1]	—	(1)	(1)
Cash payments	(14)	(2)	(16)
Reserve balance at Mar 31, 2018	$37	$14	$51

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income and related to Performance Materials & Coatings.

NOTE 6 - SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended March 31, 2018, "Sundry income (expense) - net" was income of $115 million and expense of $444 million for the three months ended March 31, 2017.

The following table provides the most significant transactions recorded in "Sundry income (expense) - net" for the three months ended March 31, 2018 and 2017:

Sundry Income (Expense) - Net	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Non-operating pension and other postretirement benefit plan net credit [1]	$110	$1
Interest income	$55	$25
Gain on sales of other assets and investments [2]	$34	$4
Foreign exchange losses [3]	$(148)	$(26)
Loss related to Dow's Bayer CropScience arbitration matter [4]	$—	$(469)

1.	Presented in accordance with newly implemented ASU 2017-07. See Notes 1 and 2 for additional information.

2.	Includes a $20 million gain in the first quarter of 2018 related to Dow's sale of its equity interest in MEGlobal.

3.	Includes a $50 million foreign exchange loss in the first quarter of 2018, related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

4.	See Note 13 for additional information.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or are held in a separately identifiable account by the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented in the consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

Reconciliation of Cash, Cash Equivalents and Restricted Cash	Mar 31, 2018	Mar 31, 2017
In millions
Cash and cash equivalents	$10,281	$5,848
Restricted cash and cash equivalents [1]	552	146
Total cash, cash equivalents and restricted cash	$10,833	$5,994
1. Included in "Other current assets" in the consolidated balance sheets.

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. At March 31, 2018, $534 million of the restricted cash balance is related to the Trust.

NOTE 7 - INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At March 31, 2018, the Company has not completed its accounting for the tax effects of The Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. In the first quarter of 2018, the provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a charge of $17 million to “Provision for income taxes on continuing operations," resulting in a net benefit of $2,649 million since the enactment of The Act.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the Federal income tax return is filed. The Company has not recorded a change to the $1,580 million provisional charge recorded in the fourth quarter of 2017 with respect to the one-time transition tax.

•
In the first quarter of 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

•
For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

Each year the Company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's results of operations.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2018 and 2017:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [1]
Income from continuing operations, net of tax	$1,153	$915
Net income attributable to noncontrolling interests	(44)	(27)
Net income attributable to participating securities [2]	(6)	(4)
Income from continuing operations attributable to common stockholders	$1,103	$884
Loss from discontinued operations, net of tax	(5)	—
Net income attributable to common stockholders	$1,098	$884

Earnings Per Share Calculations - Basic	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.47	$0.74
Loss from discontinued operations, net of tax	—	—
Net income attributable to common stockholders	$0.47	$0.74

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended
	Mar 31, 2018	Mar 31, 2017 [1]
In millions
Income from continuing operations, net of tax	$1,153	$915
Net income attributable to noncontrolling interests	(44)	(27)
Net income attributable to participating securities [2]	(6)	(4)
Income from continuing operations attributable to common stockholders	$1,103	$884
Loss from discontinued operations, net of tax	(5)	—
Net income attributable to common stockholders	$1,098	$884

Earnings Per Share Calculations - Diluted	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.47	$0.72
Loss from discontinued operations, net of tax	—	—
Net income attributable to common stockholders	$0.47	$0.72

Share Count Information	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Shares in millions
Weighted-average common shares - basic	2,317.0	1,202.5
Plus dilutive effect of equity compensation plans	17.3	19.6
Weighted-average common shares - diluted	2,334.3	1,222.1
Stock options and restricted stock units excluded from EPS calculations [3]	5.3	1.1

1.	Prior period amounts have been updated to conform with the current year presentation.

2.	Dow restricted stock units (formerly termed deferred stock) are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

3.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2018	Dec 31, 2017
In millions
Finished goods	$10,726	$9,701
Work in process	3,874	4,512
Raw materials	1,390	1,267
Supplies	1,237	1,296
Total	$17,227	$16,776
Adjustment of inventories to a LIFO basis	230	216
Total inventories [1]	$17,457	$16,992

1.	In the first quarter of 2018, the Company adopted Topic 606, which resulted in a cumulative effect change to the Company's January 1, 2018 inventory balance. See Note 1 for additional information.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects the carrying amounts of goodwill by reportable segment:

Goodwill	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Total
In millions
Net goodwill at Dec 31, 2017	$14,873	$3,669	$1,101	$5,044	$8,175	$13,200	$6,870	$6,595	$59,527
Measurement period adjustments - Merger [1]	111	—	—	17	11	52	58	33	282
Measurement period adjustments - H&N Business [1]	—	—	—	—	—	6	—	—	6
Other	—	20	—	—	—	(20)	—	—	—
Foreign currency impact	85	67	4	30	50	270	81	91	678
Net goodwill at Mar 31, 2018	$15,069	$3,756	$1,105	$5,091	$8,236	$13,508	$7,009	$6,719	$60,493

1.	Final determination of the goodwill value assignment may result in adjustments to the preliminary value recorded.

Other Intangible Assets
The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets	Mar 31, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$7,737	$(2,006)	$5,731	$7,627	$(1,834)	$5,793
Software	1,468	(815)	653	1,420	(780)	640
Trademarks/tradenames	1,804	(629)	1,175	1,814	(596)	1,218
Customer-related	14,669	(2,353)	12,316	14,537	(2,151)	12,386
Microbial cell factories	407	(7)	400	397	(6)	391
Favorable supply contracts	475	(40)	435	495	(17)	478
Other [1]	630	(174)	456	703	(166)	537
Total other intangible assets with finite lives	$27,190	$(6,024)	$21,166	$26,993	$(5,550)	$21,443
Intangible assets with indefinite lives:
In-process research and development	710	—	710	710	—	710
Germplasm [2]	6,265	—	6,265	6,265	—	6,265
Trademarks/tradenames	4,825	—	4,825	4,856	—	4,856
Total other intangible assets	$38,990	$(6,024)	$32,966	$38,824	$(5,550)	$33,274

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

2.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The Company recognized germplasm as an intangible asset upon the Merger. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual or other factors which limit its useful life.

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Other intangible assets, excluding software	$474	$155
Software, included in "Cost of sales"	$23	$20

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$1,988
2019	$1,929
2020	$1,881
2021	$1,832
2022	$1,752
2023	$1,712

NOTE 11 - TRANSFERS OF FINANCIAL ASSETS
Dow has historically sold trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received are comprised of cash and interests in specified assets of the conduits (the receivables sold by Dow) that entitle Dow to the residual cash flows of such specified assets in the conduits after the commercial paper has been repaid. Neither the conduits nor the investors in those entities have recourse to other assets of Dow in the event of nonpayment by the debtors.

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

Interests Held	Mar 31, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$234	$677
Percentage of anticipated credit losses	5.98%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three months ended March 31, 2018 and 2017.

Following is an analysis of certain cash flows between Dow and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017

Collections reinvested in revolving receivables	$—	$5,681
Interests in conduits [1]	$445	$551

1.
Presented in "Investing Activities" in the consolidated statements of cash flows in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Interests in conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Mar 31, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$42	$82
Trade accounts receivable outstanding and derecognized	$247	$612

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The Company’s outstanding long-term debt resides with its Subsidiaries. The Company has not guaranteed any of the debt obligations of the Subsidiaries. The following tables summarize the consolidated notes payable and long-term debt of the Subsidiaries:

Notes Payable	Mar 31, 2018			Dec 31, 2017
In millions	Dow	DuPont	Total	Dow	DuPont	Total
Commercial paper	$500	$1,301	$1,801	$231	$1,436	$1,667
Notes payable to banks and other lenders [1]	292	318	610	253	28	281
Total notes payable	$792	$1,619	$2,411	$484	$1,464	$1,948
Period-end average interest rates	3.90%	2.66%		4.42%	1.95%

1.	Includes outstanding borrowings under DuPont's committed receivable repurchase facility of $40 million at March 31, 2018.

Long-Term Debt	Mar 31, 2018					Dec 31, 2017
In millions	Dow Weighted Average Rate	Dow	DuPont Weighted Average Rate	DuPont	Total	Dow Weighted Average Rate	Dow	DuPont Weighted Average Rate	DuPont	Total

Promissory notes and debentures:
Final maturity 2018	5.78%	$339	1.59%	$1,266	$1,605	5.78%	$339	1.59%	$1,280	$1,619
Final maturity 2019	8.55%	2,122	2.23%	516	2,638	8.55%	2,122	2.23%	521	2,643
Final maturity 2020	4.46%	1,547	1.89%	3,062	4,609	4.46%	1,547	1.79%	3,070	4,617
Final maturity 2021	4.71%	1,424	2.07%	1,574	2,998	4.71%	1,424	2.07%	1,580	3,004
Final maturity 2022	3.50%	1,373	—%	—	1,373	3.50%	1,373	—%	—	1,373
Final maturity 2023	7.64%	325	2.48%	1,268	1,593	7.64%	325	2.48%	1,269	1,594
Final maturity 2024 and thereafter	5.92%	6,857	3.80%	2,219	9,076	5.92%	6,857	3.80%	2,223	9,080
Other facilities:
U.S. dollar loans, various rates and maturities	2.89%	4,564	2.90%	1,517	6,081	2.44%	4,564	2.37%	1,518	6,082
Foreign currency loans, various rates and maturities	3.00%	841	—%	—	841	3.00%	814	2.85%	30	844
Medium-term notes, varying maturities through 2043	3.23%	853	1.71%	110	963	3.20%	873	1.22%	110	983
Tax-exempt bonds, varying maturities through 2033	5.69%	328	—%	—	328	5.66%	343	—%	—	343
Capital lease obligations		280		5	285		282		5	287
Unamortized debt discount and issuance costs		(337)		(3)	(340)		(346)		—	(346)
Long-term debt due within one year [1]		(920)		(1,787)	(2,707)		(752)		(1,315)	(2,067)
Long-term debt		$19,596		$9,747	$29,343		$19,765		$10,291	$30,056

1.	Presented net of current portion of unamortized debt issuance costs.

Maturities of Long-Term Debt for Next Five Years at Mar 31, 2018	Dow [1]	DuPont [2]	Total
In millions
2018	$809	$1,254	$2,063
2019	$6,932	$505	$7,437
2020	$1,834	$4,505	$6,339
2021	$1,575	$1,505	$3,080
2022	$1,496	$2	$1,498
2023	$469	$1,250	$1,719

1.	Assumes the option to extend a term loan facility related to the Dow Silicones ownership restructure will be exercised.

2.	Excludes unamortized debt step-up premium.

In March 2018, Dow gave notice to call $75 million of 5.9 percent tax-exempt bonds due 2038 in the second quarter of 2018.

Available Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at Mar 31, 2018
In millions	Subsidiary	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five Year Competitive Advance and Revolving Credit Facility	Dow	March 2015	$5,000	$5,000	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2019	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	280	280	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	100	100	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2015	200	200	March 2020	Floating Rate
Bilateral Revolving Credit Facility	Dow	May 2016	200	200	May 2018	Floating Rate
Bilateral Revolving Credit Facility	Dow	July 2016	200	200	July 2018	Floating Rate
Bilateral Revolving Credit Facility	Dow	August 2016	100	100	August 2018	Floating Rate
Dow Term Loan Facility	Dow	February 2016	4,500	—	December 2019	Floating Rate
DuPont Revolving Credit Facility	DuPont	March 2018	3,000	2,942	June 2020	Floating Rate
DuPont Term Loan Facility	DuPont	March 2018	4,500	3,000	June 2020	Floating Rate
DuPont Repurchase Facility	DuPont	February 2018	1,300	1,260	December 2018	Floating Rate
Total Committed and Available Credit Facilities			$19,680	$13,582

Dow Term Loan Facility
In connection with the Dow Silicones ownership restructure on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Dow Term Loan Facility"). Dow subsequently guaranteed the obligations of Dow Silicones under the Dow Term Loan Facility and, as a result, the covenants and events of default applicable to the Dow Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Silicones exercised a 364-day extension option making amounts borrowed under the Dow Term Loan Facility repayable on May 29, 2018 and amended the Dow Term Loan Facility to include an additional 19-month extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Silicones delivered a notice of intent to exercise the 19-month extension option on the Dow Term Loan Facility.

DuPont Term Loan and Revolving Credit Facilities
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At March 31, 2018, DuPont had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3.0 billion under the Term Loan Facility. In addition, in 2018 DuPont amended its $3 billion revolving credit facility to extend the maturity date to June 2020.

DuPont Repurchase Facility
In February 2018, DuPont entered into a new committed receivable repurchase facility of up to $1,300 million (the "2018 Repurchase Facility") which expires in December 2018. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivables inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility will have an interest rate of LIBOR plus 0.75 percent.

At March 31, 2018, $42 million of notes receivable, recorded in "Accounts and notes receivable - Trade", were pledged as collateral against outstanding borrowings under the Repurchase Facility of $40 million, recorded in "Notes payable" on the consolidated balance sheet.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Subsidiaries' outstanding long-term debt and primary, private credit agreements in the first three months of 2018. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on the December 2017 Ankura review, and Union Carbide's own review of the data, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,369 million at December 31, 2017, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at March 31, 2018.

Union Carbide's asbestos related liability for pending and future claims and defense and processing costs was $1,339 million at March 31, 2018. Approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Bayer CropScience v. Dow AgroSciences ICC Arbitration
A summary of the Bayer CropScience v. Dow AgroSciences ICC Arbitration can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

On August 13, 2012, Bayer CropScience AG and Bayer CropScience NV (together, “Bayer”) filed a request for arbitration with the International Chamber of Commerce ("ICC") International Court of Arbitration against Dow AgroSciences LLC, a wholly owned subsidiary of Dow, and other subsidiaries of Dow (collectively, “DAS”) under a 1992 license agreement executed by predecessors of the parties (the “License Agreement”). In its request for arbitration, Bayer alleged that (i) DAS breached the License Agreement, (ii) the License Agreement was properly terminated with no ongoing rights to DAS, (iii) DAS infringed its patent rights related to the use of the pat gene in certain soybean and cotton seed products, and (iv) Bayer was entitled to monetary damages and injunctive relief. DAS denied that it breached the License Agreement and asserted that the License Agreement remained in effect because it was not properly terminated. DAS also asserted that all of Bayer’s patents at issue are invalid and/or not infringed, and, therefore, for these reasons (and others), a license was not required.

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

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dow and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the U.S. District Court for the District of Colorado ("District Court"), the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order").

On December 13, 2016, the United States Civil Board of Contract Appeals unanimously ordered the United States government to pay the amounts stipulated in the Settlement Agreement. On January 17, 2017, Dow received a full indemnity payment of $131 million from the United States government for Dow's share of the class settlement. On January 26, 2017, Dow placed $130 million in an escrow account for the settlement payment owed to the plaintiffs. The funds were subsequently released from escrow as a result of the final judgment order. The litigation is now concluded.

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between Dow and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones' breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At March 31, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $130 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at March 31, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,015 million at March 31, 2018.

Commercial Creditor Issues
The Plan provides that each of Dow Silicones' commercial creditors (the “Commercial Creditors”) would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation between Dow Silicones and the Commercial Creditors regarding the appropriate interest rates to be applied to outstanding obligations from the 1995 bankruptcy filing date through the Effective Date, as well as the presence of any recoverable fees, costs, and expenses. Upon the Plan becoming effective, Dow Silicones paid approximately $1,500 million to the Commercial Creditors, representing principal and an amount of interest that Dow Silicones considers undisputed. At March 31, 2018, the liability related to Dow Silicones' potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $79 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Silicones, Dow is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at March 31, 2018 or December 31, 2017.

Summary
The amounts recorded by Dow Silicones for the Chapter 11 related matters described above were based upon current, known facts, which management believes reflect reasonable and probable estimates of the liability. However, future events could cause the actual costs for Dow Silicones to be higher or lower than those projected or those recorded. Any such events could result in an increase or decrease in the recorded liability.

Separation of DuPont's Performance Chemicals Segment
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, DuPont and The Chemours Company (“Chemours”) entered into a Separation agreement (the "Separation Agreement"). Pursuant to the Separation Agreement and the amendment to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, DuPont records an indemnification asset when recovery is deemed probable. At March 31, 2018, the indemnified assets were $82 million included in "Accounts and notes receivable - Other" and $332 million included in "Noncurrent receivables" along with the corresponding liabilities of $82 million recorded in "Accrued and other current liabilities" and $332 million included in "Other noncurrent obligations" in the consolidated balance sheets.

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Separation Agreement discussed above, DuPont is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $14 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain DuPont sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At March 31, 2018, DuPont had an accrual of $14 million related to these obligations and voluntary commitments. DuPont recorded an indemnification asset corresponding to the accrual balance at March 31, 2018.

Leach v. DuPont
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. A settlement was reached in 2004 that binds approximately 80,000 residents, (the "Leach Settlement"). In addition to paying $23 million to plaintiff’s attorneys for fees and expenses and $70 million to fund a community health project, DuPont is obligated to fund up to $235 million for a medical monitoring program for eligible class members and to pay administrative costs and fees associated with the program. Since the establishment in 2012 of an escrow account to fund medical monitoring as required by the settlement agreement, approximately $2 million has been contributed to the account and approximately $1 million has been disbursed from the account. DuPont also must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association, and private well users. While it is probable that DuPont will incur liabilities related to funding the medical monitoring program and providing water treatment, DuPont does not expect any such liabilities to be material.

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

MDL Settlement
In the first quarter of 2017, the MDL was settled for $671 million in cash (the "MDL Settlement"), half of which was paid by Chemours and half paid by DuPont. At December 31, 2017, all payments under the settlement agreement were made by both companies. DuPont’s payment was not subject to indemnification or reimbursement by Chemours. In exchange for that payment, DuPont and Chemours are receiving releases of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. All of the MDL plaintiffs participated and resolved their claims within the MDL Settlement.

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At March 31, 2018, 34 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against DuPont in West Virginia and Ohio.

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

Water Utility and Related Actions
Actions filed by local water utilities pending in Alabama and New Jersey state court allege contamination from PFOA, and in the case of the Alabama action, perfluorinated chemicals and compounds, including PFOA (“PFCs”), used in co-defendant manufacturers’ operations. In February 2018, the State of Ohio filed suit in Ohio state court alleging natural resource damages from historical PFOA emissions from the Washington Works site. The plaintiffs in these suits seek monetary damages, remediation and other costs / damages.

While it is reasonably possible that DuPont could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying DuPont in these matters in accordance with the amendment to the Separation Agreement discussed below.

Amendment to Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement will continue unchanged. There have been no charges incurred by DuPont under this arrangement through March 31, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Separation Agreement, as amended.

DuPont Matters: Fayetteville Works Facility, North Carolina
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

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. In the fourth quarter of 2017, DuPont was served with additional subpoenas relating to the same issue. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or DuPont.

At March 31, 2018, several actions, filed on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River, are pending in federal court against Chemours and DuPont. DowDuPont has been dismissed without prejudice from all such actions in which it was named. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility. The actions, filed in the fourth quarter of 2017 and consolidated into a single purported class action, seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public

Utility Authority and Brunswick County, North Carolina, have been consolidated into a single purported class action seeking actual and punitive damages as well as injunctive relief. In the first quarter of 2018, approximately 70 plaintiffs, who own property near the Fayetteville Works facility, filed an action seeking damages for nuisance allegedly caused by releases of certain PFCs from the site.

Management believes the probability of loss with respect to these actions is remote.

DuPont has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At March 31, 2018, Chemours is defending and indemnifying DuPont in the pending civil actions.

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

Gain Contingency - Dow v. Nova Chemicals Corporation Patent Infringement Matter
A summary of the Dow v. Nova Chemicals Corporation Patent Infringement Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing Dow's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. At March 31, 2018, Dow had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2018, the Company had accrued obligations of $1,298 million for probable environmental remediation and restoration costs, including $211 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $1,311 million for probable environmental remediation and restoration costs, including $219 million for the remediation of Superfund sites.

Pursuant to the DuPont and Chemours Separation Agreement, DuPont is indemnified by Chemours for certain environmental matters, included in the liability of $1,298 million, that have an estimated liability of $242 million at March 31, 2018, and a potential exposure that ranges up to approximately $430 million above the current accrual. As such, DuPont has recorded an indemnification asset of $242 million corresponding to its accrual balance related to these matters at March 31, 2018, including $42 million related to Superfund sites.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Mar 31, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability

Dow guarantees	2023	$4,766	$37	2023	$4,774	$49
Dow residual value guarantees	2027	914	133	2027	889	135
Total Dow guarantees		$5,680	$170		$5,663	$184
DuPont guarantees	2022	$248	$—	2022	$260	$—
DuPont residual value guarantees	2029	36	—	2029	37	—
Total DuPont guarantees		$284	$—		$297	$—
Total guarantees		$5,964	$170		$5,960	$184

Guarantees
The Subsidiaries have entered into guarantee agreements arising in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Subsidiaries to make payments to the beneficiary of the guarantee. The majority of these guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to five years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Subsidiaries current expectation is that future payment or performance related to the non-performance of others is considered remote.

Dow has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at March 31, 2018 ($12.4 billion at December 31, 2017). Dow's guarantee of the Total Project Financing is in proportion to Dow's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is anticipated by the end of 2018 or first half of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Subsidiaries provide guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2018 and 2017:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	25	239	—	(42)	222
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	102	(8)	86
Net other comprehensive income (loss)	$17	$239	$102	$(50)	$308
Balance at Mar 31, 2017	$60	$(2,142)	$(7,287)	$(145)	$(9,514)

Balance at Jan 1, 2018 [2]	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(26)	1,333	4	(4)	1,307
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	126	21	148
Net other comprehensive income (loss)	$(25)	$1,333	$130	$17	$1,455
Balance at Mar 31, 2018	$(8)	$(602)	$(6,793)	$(94)	$(7,497)

1.	Prior period amounts have been updated to conform with the current period presentation.

2.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 were as follows:

Tax Benefit (Expense)	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Unrealized gains (losses) on investments	$(6)	$8
Cumulative translation adjustments	(5)	18
Pension and other postretirement benefit plans	26	47
Derivative instruments	(7)	(14)
Tax benefit from income taxes related to other comprehensive income items	$8	$59

A summary of the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
In millions	Mar 31, 2018	Mar 31, 2017
Unrealized gains (losses) on investments	$2	$(12)	See (1) below
Tax (benefit) expense	(1)	4	See (2) below
After tax	$1	$(8)
Pension and other postretirement benefit plans	$154	$149	See (3) below
Tax benefit	(28)	(47)	See (2) below
After tax	$126	$102
Derivative Instruments	$26	$(7)	See (4) below
Tax benefit	(5)	(1)	See (2) below
After tax	$21	$(8)
Total reclassifications for the period, after tax	$148	$86

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the Company's pension and other postretirement benefit plans. See Note 16 for additional information.

4.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Balance at beginning of period	$1,597	$1,242
Net income attributable to noncontrolling interests	44	27
Distributions to noncontrolling interests	(27)	(21)
Noncontrolling interests from Merger [1]	56	—
Cumulative translation adjustments	(6)	25
Other	—	1
Balance at end of period	$1,664	$1,274

1.	Reflects a measurement period adjustment recognized in the current period. See Note 3 for additional information.

NOTE 16 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Dow and DuPont did not merge their defined benefit pension and other postretirement benefit plans as a result of the Merger. The following table provides the components of net periodic benefit cost for Dow and DuPont's significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Defined Benefit Pension Plans:
Service cost	$167	$125
Interest cost	408	219
Expected return on plan assets	(709)	(383)
Amortization of prior service credit	(6)	(6)
Amortization of net loss	171	157
Net periodic benefit cost	$31	$112
Other Postretirement Benefits:
Service cost	$5	$3
Interest cost	32	14
Amortization of net gain	(6)	(2)
Net periodic benefit cost	$31	$15

On January 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, is retrospectively included in "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1, 2 and 6 for additional information.

NOTE 17 - STOCK-BASED COMPENSATION
A summary of Dow and DuPont's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Dow and DuPont did not merge their equity incentive plans as a result of the Merger. The Dow and DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont common stock.

Dow Stock Incentive Plan
Dow grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Effective with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont Common Stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Most of Dow's stock-based compensation awards are granted in the first quarter of each year. In the first quarter of 2018, Dow granted the following stock-based compensation awards to employees under the 2012 Plan:

•	6.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	1.9 million shares of restricted stock units ("RSUs") (formerly termed deferred stock) with a weighted-average fair value of $71.83 per share.

Effective with the first quarter of 2018 grant, Dow began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

DuPont
DuPont grants stock-based compensation to certain of its employees, directors, and consultants through grants of stock options, time-vested RSUs, and performance-based restricted stock units (“PSUs”) under the DuPont Equity Incentive Plan ("DuPont EIP"). The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date. Most of these awards have been granted annually in the first quarter of each calendar year.

In the first quarter of 2018, DuPont granted the following stock-based compensation awards under the DuPont EIP:

•	3.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	0.8 million shares of RSUs with a weighted-average fair value of $71.75 per share.

NOTE 18 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Mar 31, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$4,725	$1	$—	$4,726	$6,927	$—	$—	$6,927
Restricted cash equivalents [1,2]	$534	$—	$—	$534	$558	$—	$—	$558
Marketable securities:
Available for sale [3]	$11	$—	$—	$11	$4	$—	$—	$4
Held to maturity [1,4]	246	—	—	246	952	—	—	952
Total marketable securities	$257	$—	$—	$257	$956	$—	$—	$956
Other investments:
Debt securities:
Government debt [5]	$551	$8	$(17)	$542	$637	$13	$(11)	$639
Corporate bonds	986	26	(19)	993	704	32	(3)	733
Total debt securities	$1,537	$34	$(36)	$1,535	$1,341	$45	$(14)	$1,372
Equity securities [6]	$160	$20	$(18)	$162	$164	$2	$(26)	$140
Total other investments	$1,697	$54	$(54)	$1,697	$1,505	$47	$(40)	$1,512
Total cash and restricted cash equivalents, marketable securities and other investments	$7,213	$55	$(54)	$7,214	$9,946	$47	$(40)	$9,953
Long-term debt including debt due within one year [7]	$(32,050)	$307	$(1,610)	$(33,353)	$(32,123)	$69	$(2,121)	$(34,175)
Derivatives relating to:
Interest rates	$—	$—	$(3)	$(3)	$—	$—	$(4)	$(4)
Commodities [8]	—	97	(246)	(149)	—	130	(256)	(126)
Foreign currency	—	30	(121)	(91)	—	31	(159)	(128)
Total derivatives	$—	$127	$(370)	$(243)	$—	$161	$(419)	$(258)

1.	Updated to conform with the current year presentation.

2.	Classified as "Other current assets" in the consolidated balance sheets.

3.	Available for sale debt securities with maturities of less than one year at the time of purchase.

4.	Held to maturity securities with maturities of more than three months to less than one year at the time of purchase.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

7.	Cost includes fair value adjustments of $474 million at March 31, 2018 and $511 million at December 31, 2017, primarily related to the Merger.

8.	Presented net of cash collateral.

Cash Equivalents and Restricted Cash Equivalents
At March 31, 2018, the Company had $4,052 million ($6,418 million at December 31, 2017) of held-to-maturity securities (primarily treasury bills and time deposits) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. At March 31, 2018, the Company had investments in money market funds of $671 million classified as cash equivalents ($509 million at December 31, 2017) and $534 million classified as "Other current assets" in the consolidated balance sheets ($558 million at December 31, 2017) due to the restricted nature of its use. At March 31, 2018, the Company had investments with maturities of less than three months at the time of purchase of $2 million (zero at December 31, 2017).

Marketable Securities
At March 31, 2018, the Company had $246 million ($952 million at December 31, 2017) of held-to-maturity securities (primarily time deposits) classified as "Marketable securities" in the consolidated balance sheets as these securities had maturities of more than three months to less than one year at the time of purchase. At March 31, 2018, the Company had $11 million ($4 million at December 31, 2017) of debt securities with maturities of less than one year at the time of purchase. In the first quarter of 2018, $922 million of marketable securities matured.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table summarizes the contractual maturities of the Company’s investments in debt securities:

Contractual Maturities of Debt Securities at Mar 31, 2018	Amortized Cost	Fair Value
In millions
Within one year	$22	$24
One to five years	421	423
Six to ten years	776	763
After ten years	318	325
Total	$1,537	$1,535

The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2018 and 2017:

Investing Results [1]	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Proceeds from sales of available-for-sale securities	$348	$69
Gross realized gains	$7	$1
Gross realized losses	$(9)	$—
1. Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

Equity Securities
The Company’s investments in equity securities with a readily determinable fair value totaled $162 million at March 31, 2018 ($140 million at December 31, 2017). The net unrealized gain recognized in earnings on equity securities totaled $8 million for the three months ended March 31, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $99 million at March 31, 2018, reflecting the cost of the investment. There were no material adjustments to the cost basis of these investments for impairment or observable price changes for the three months ended March 31, 2018.

Repurchase and Reverse Repurchase Agreement Transactions
Dow enters into repurchase and reverse repurchase agreements. These transactions are accounted for as collateralized borrowings and lending transactions bearing a specified rate of interest and are short-term in nature with original maturities of 30 days or less. The underlying collateral is typically treasury bills with longer maturities than the repurchase agreement. The impact of these transactions is not material to the Company’s results. There were no repurchase or reverse repurchase agreements outstanding at March 31, 2018 and December 31, 2017.

Risk Management
The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices. To manage such risks effectively, Dow and DuPont enter into a variety of contractual arrangements, pursuant to established guidelines and policies that enable them to mitigate the adverse effects of financial market risk. Derivatives used for this purpose are designated as hedges per the accounting guidance related to derivatives and hedging activities, where appropriate. Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	Mar 31, 2018	Dec 31, 2017
In millions
Derivatives designated as hedging instruments:
Interest rate swaps	$175	$185
Foreign currency contracts	$10,306	$8,414
Derivatives not designated as hedging instruments:
Foreign currency contracts	$31,722	$24,685

The notional amounts of the Company's commodity derivatives were as follows:

Commodity Gross Aggregate Notional Amounts	Mar 31, 2018	Dec 31, 2017	Notional Volume Unit

Derivatives designated as hedging instruments:
Corn	35.9	64.3	million bushels
Crude Oil	8.2	4.2	million barrels
Ethane	9.2	10.4	million barrels
Naphtha Price Spread	275.0	—	kilotons
Natural Gas	325.7	363.3	million British thermal units
Propane	6.2	8.9	millions barrels
Soybeans	12.6	36.6	million bushels
Derivatives not designated as hedging instruments:
Ethane	1.7	1.9	million barrels
Gasoline	0.2	—	million barrels
Naphtha Price Spread	90.0	60.0	kilotons
Normal Butane	0.2	0.2	million barrels
Propane	3.5	1.8	million barrels
Soybean Meal	20.1	8.2	kilotons
Soybean Oil	24.2	2.5	million pounds
Soybeans	9.3	0.3	million bushels

Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

Foreign Currency Risk Management
Dow
The global nature of Dow’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, Dow has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of Dow’s foreign exchange risk management is to optimize the U.S. dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, Dow hedges on a net exposure basis using foreign currency forward contracts, over-the-counter option contracts, cross-currency swaps and non-derivative instruments in foreign currencies. Exposures primarily relate to assets, liabilities and bonds denominated in foreign currencies, as well as economic exposure, which is derived from the risk that currency fluctuations could affect the dollar value of future cash flows related to operating activities.

DuPont
DuPont's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, DuPont enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows.

DuPont routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. DuPont also uses foreign currency exchange contracts to offset a portion of DuPont's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

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

DuPont
DuPont routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. DuPont also uses foreign currency exchange contracts to offset a portion of the exposure to certain foreign currency-denominated revenues so gains and losses on the contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues.

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

Dow had open interest rate derivatives designated as cash flow hedges at March 31, 2018, with a net loss included in AOCL of $2 million after tax (net loss of $3 million after tax at December 31, 2017).

Dow had open foreign currency contracts designated as cash flow hedges of the currency risk associated with forecasted feedstock transactions not extending beyond 2019. The effective portion of the mark-to-market effects of the foreign currency contracts is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying feedstock purchase affects income. The net loss from the foreign currency hedges included in AOCL at March 31, 2018, was $18 million after tax (net loss of $19 million after tax at December 31, 2017).

Commodity swaps, futures and option contracts with maturities of not more than 60 months are utilized and designated as cash flow hedges of forecasted commodity purchases. Current open contracts hedge forecasted transactions until December 2022. The effective portion of the mark-to-market effect of the cash flow hedge instrument is recorded in AOCL; it is reclassified to income in the same period or periods that the underlying commodity purchase affects income. The net loss from commodity hedges included in AOCL at March 31, 2018, was $108 million after tax ($73 million after tax loss at December 31, 2017).

Net Foreign Investment Hedges
Dow
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. Dow had open foreign currency contracts designated as net foreign investment hedges at March 31, 2018 and December 31, 2017. In addition, at March 31, 2018, Dow had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $188 million ($177 million at December 31, 2017). The results of hedges of Dow’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss after tax of $43 million at March 31, 2018 (net loss after tax of $76 million at December 31, 2017).

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, a $34 million loss for commodity contracts and a $19 million loss for foreign currency contracts.

The following tables provide the fair value and gross balance sheet classification of derivative instruments at March 31, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Mar 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$65	$(61)	$4
Commodity contracts	Other current assets	13	(2)	11
Commodity contracts	Deferred charges and other assets	60	(3)	57
Total		$138	$(66)	$72
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$84	$(58)	$26
Commodity contracts	Other current assets	26	(3)	23
Commodity contracts	Deferred charges and other assets	7	(1)	6
Total		$117	$(62)	$55
Total asset derivatives		$255	$(128)	$127

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$3	$—	$3
Foreign currency contracts	Accrued and other current liabilities	99	(61)	38
Commodity contracts	Accrued and other current liabilities	8	(8)	—
Commodity contracts	Other noncurrent obligations	221	(10)	211
Total		$331	$(79)	$252
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$137	$(54)	$83
Commodity contracts	Accrued and other current liabilities	32	(5)	27
Commodity contracts	Other noncurrent obligations	9	(1)	8
Total		$178	$(60)	$118
Total liability derivatives		$509	$(139)	$370

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
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$51	$(46)	$5
Commodity contracts	Other current assets	20	(4)	16
Commodity contracts	Deferred charges and other assets	70	(5)	65
Total		$141	$(55)	$86
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$121	$(95)	$26
Commodity contracts	Other current assets	50	(5)	45
Commodity contracts	Deferred charges and other assets	7	(3)	4
Total		$178	$(103)	$75
Total asset derivatives		$319	$(158)	$161

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$4	$—	$4
Foreign currency contracts	Accrued and other current liabilities	109	(46)	63
Commodity contracts	Accrued and other current liabilities	96	(15)	81
Commodity contracts	Other noncurrent obligations	143	(12)	131
Total		$352	$(73)	$279
Derivatives not designated as hedging instruments:
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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $26 million at March 31, 2018 ($26 million at December 31, 2017). Counterparties posted cash collateral of $4 million with the Company at March 31, 2018 (zero at December 31, 2017).

Effect of Derivative Instruments	Amount of gain (loss) recognized in OCI [1] (Effective portion)		Amount of gain (loss) recognized in income [2,3]
	Three Months Ended		Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [4]	Mar 31, 2018	March 31, 2017 [4]	Income Statement Classification
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$1	$2	Interest expense and amortization of debt discount [5]
Foreign currency contracts	(16)	(5)	19	(4)	Cost of sales
Foreign currency contracts	(2)	(11)	—	(3)	Sundry income (expense) - net
Commodity contracts	(1)	(30)	8	(2)	Cost of sales
Net foreign investment hedges:
Foreign currency contracts	(36)	1	—	—
Total derivatives designated as hedging instruments	$(55)	$(44)	$28	$(7)
Derivatives not designated as hedging instruments:
Foreign currency contracts	$—	$—	$(198)	$33	Sundry income (expense) - net
Commodity contracts	—	—	10	(1)	Cost of sales
Total derivatives not designated as hedging instruments	$—	$—	$(188)	$32
Total derivatives	$(55)	$(44)	$(160)	$25

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from AOCL into income during the period. For the three months ended March 31, 2018 and 2017, there was no material ineffectiveness with regard to the Company's cash flow hedges.

3.	Pretax amounts.

4.	Updated to conform with current year presentation.

5.	Gain recognized in income of derivative is offset to zero by gain (loss) recognized in income of the hedged item.

NOTE 19 - FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Mar 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$—	$5,260	$—	$5,260
Marketable securities [2]	—	257	—	257
Interests in trade accounts receivable conduits [3]	—	—	234	234
Equity securities [4]	24	138	—	162
Debt securities: [4]
Government debt [5]	—	542	—	542
Corporate bonds	—	993	—	993
Derivatives relating to: [6]
Commodities	22	84	—	106
Foreign currency	—	149	—	149
Total assets at fair value	$46	$7,423	$234	$7,703
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$33,353	$—	$33,353
Derivatives relating to: [6]
Interest rates	—	3	—	3
Commodities	20	250	—	270
Foreign currency	—	236	—	236
Total liabilities at fair value	$20	$33,842	$—	$33,862

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

4.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

7.	See Note 18 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$—	$7,485	$—	$7,485
Marketable securities [2]	—	956	—	956
Interests in trade accounts receivable conduits [3]	—	—	677	677
Equity securities [4]	88	52	—	140
Debt securities: [4]
Government debt [5]	—	639	—	639
Corporate bonds	—	733	—	733
Derivatives relating to: [6]
Commodities	47	100	—	147
Foreign currency	—	172	—	172
Total assets at fair value	$135	$10,137	$677	$10,949
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$34,175	$—	$34,175
Derivatives relating to: [6]
Interest rates	—	4	—	4
Commodities	31	261	—	292
Foreign currency	—	295	—	295
Total liabilities at fair value	$31	$34,735	$—	$34,766

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets. See Note 11 for additional information on transfers of financial assets.

4.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

7.	See Note 18 for information on fair value measurements of long-term debt.

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three months ended March 31, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
In millions
Balance at beginning of period	$677	$1,237
Gain included in earnings [2]	2	—
Purchases [3]	—	977
Settlements [3]	(445)	(551)
Balance at end of period	$234	$1,663

1.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

2.	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

3.
Presented in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Purchases” and "Settlements" due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

NOTE 20 - VARIABLE INTEREST ENTITIES
A summary of Dow and DuPont's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. DuPont did not hold a variable interest in any joint ventures at March 31, 2018, for which it is the primary beneficiary. In addition, the maximum exposure to loss related to the nonconsolidated VIEs for which DuPont did hold a variable interest at March 31, 2018, is not considered material to the consolidated financial statements. The following discussion addresses variable interests held by Dow.

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

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$140	$107
Other current assets	129	131
Net property	869	907
Other noncurrent assets	51	50
Total assets [1]	$1,189	$1,195
Current liabilities	$296	$303
Long-Term debt	225	249
Other noncurrent obligations	39	41
Total liabilities [2]	$560	$593

1.	All assets were restricted at March 31, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at March 31, 2018 and December 31, 2017.

In addition, Dow holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $9 million (zero restricted) at March 31, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of less than $1 million (zero nonrecourse) at March 31, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at March 31, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which the Company is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Mar 31, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(735)	$(752)
Silicon joint ventures	Equity method investments [2]	$102	$103
AgroFresh Solutions, Inc	Equity method investment [2]	$47	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at March 31, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three months ended March 31, 2018) and pro forma Operating EBITDA (for the three months ended March 31, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures are provided below and on the following page. The Company also presents pro forma net sales for the three months ended March 31, 2017, as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Prior year data has been updated to conform with the current year presentation.

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

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Three months ended Mar 31, 2018
Net sales	$3,808	$2,304	$3,715	$6,010	$1,153	$1,720	$1,425	$1,299	$76	$21,510
Operating EBITDA [1]	$891	$628	$654	$1,301	$357	$418	$437	$354	$(169)	$4,871
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$41	$149	$59	$7	$3	$3	$5	$(9)	$257
Three months ended Mar 31, 2017
Net sales	$1,568	$2,079	$2,851	$5,025	$655	$257	$290	$434	$71	$13,230
Pro forma net sales	$5,049	$2,063	$2,847	$5,382	$1,164	$1,424	$1,251	$1,213	$74	$20,467
Pro forma Operating EBITDA [2]	$1,461	$481	$512	$1,114	$327	$317	$321	$292	$(211)	$4,614
Equity in earnings (losses) of nonconsolidated affiliates	$2	$91	$73	$33	$—	$4	$—	$—	$(7)	$196

1.	A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

2.	A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBITDA is provided on the following page.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended Mar 31, 2018
In millions
Income from continuing operations, net of tax	$1,153
+ Provision for income taxes on continuing operations	389
Income from continuing operations before income taxes	$1,542
+ Depreciation and amortization	1,484
- Interest income [1]	55
+ Interest expense and amortization of debt discount	350
- Foreign exchange gains (losses), net [1,2]	(98)
- Significant items	(1,452)
Operating EBITDA	$4,871

1.	Included in "Sundry income (expense) - net."

2.	Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBITDA for the Three Months Ended Mar 31, 2017
In millions
Income from continuing operations, net of tax	$915
+ Provision for income taxes on continuing operations	213
Income from continuing operations before income taxes	$1,128
+ Depreciation and amortization	778
- Interest income [1]	25
+ Interest expense and amortization of debt discount	219
- Foreign exchange gains (losses), net [1]	(26)
+ Pro forma adjustments	1,761
- Adjusted significant items [2]	(727)
Pro forma Operating EBITDA	$4,614

1.	Included in "Sundry income (expense) - net."

2.	Adjusted significant items, excluding the impact of one-time transaction costs directly attributable to the Merger and reflected in the pro forma adjustments.

The significant items for the three months ended March 31, 2018, represent actual results. The adjusted significant items for the three months ended March 31, 2017, are presented on a pro forma basis. The following tables summarize the pretax impact of significant items and adjusted significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended Mar 31, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on sale of business/entity [1]	$—	$—	$20	$—	$—	$—	$—	$—	$—	$20
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(457)	(457)
Inventory step-up amortization [3]	(639)	—	—	—	—	(63)	—	(1)	—	(703)
Restructuring and asset related charges (credits) - net [4]	(58)	1	(11)	(6)	(1)	—	1	(7)	(181)	(262)
Income tax related item [5]	—	—	—	—	—	—	—	—	(50)	(50)
Total	$(697)	$1	$9	$(6)	$(1)	$(63)	$1	$(8)	$(688)	$(1,452)

1.	Includes a gain related to Dow's sale of its equity interest in MEGlobal.

2.	Integration and separation costs related to the Merger, post-Merger integration and Intended Business Separation activities, and costs related to the ownership restructure of Dow Silicones.

3.	Includes the fair value step-up of DuPont's inventories as a result of the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

5.	Includes a foreign exchange loss related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

Adjusted Significant Items by Segment for the Three Months Ended Mar 31, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on sale of business/entity [1]	$—	$—	$—	$—	$—	$162	$—	$—	$—	$162
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(242)	(242)
Litigation related charges, awards and adjustments [3]	(469)	—	—	—	—	—	—	—	—	(469)
Restructuring and asset related charges (credits) - net [4]	—	—	—	—	(2)	(6)	(2)	(108)	(34)	(152)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(26)	(26)
Total	$(469)	$—	$—	$—	$(2)	$156	$(2)	$(108)	$(302)	$(727)

1.	Includes the sale of DuPont's global food safety diagnostic business.

2.	Integration and separation costs related to the Merger and the ownership restructure of Dow Silicones.

3.	Includes an arbitration matter with Bayer CropScience. See Note 13 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DowDuPont intends to pursue, subject to the receipt of approval by the Board of Directors ("Board") of DowDuPont and customary closing conditions, the separation of the combined Company's agriculture, materials science and specialty products businesses through one or more tax-efficient transactions ("Intended Business Separations").

Except as otherwise indicated by the context, the term "Dow" includes Dow and its consolidated subsidiaries, "DuPont" includes DuPont and its consolidated subsidiaries, "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Dow, and "Dow Silicones" means Dow Silicones Corporation (formerly known as Dow Corning Corporation, which changed its name effective as of February 1, 2018), a wholly owned subsidiary of Dow.

Items Affecting Comparability of Financial Results
Due to the size of Dow and DuPont's businesses prior to the Merger, in this section certain supplemental unaudited pro forma financial information is provided that assumes the Merger had been consummated on January 1, 2016. Adjustments have been made in the unaudited pro forma financial information for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) the elimination of the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) the elimination of the impact of transactions between Dow and DuPont, and (5) the elimination of the effect of consummated divestitures required as a condition of regulatory approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. These adjustments impacted the consolidated results as well as the reportable segments. For additional information, see the Supplemental Unaudited Pro Forma Combined Financial Information in this section.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended March 31, 2018:

•
The Company reported net sales in the first quarter of 2018 of $21.5 billion, up 63 percent from $13.2 billion in the first quarter of 2017. The Merger contributed 50 percent of the sales increase, impacting all segments except Industrial Intermediates & Infrastructure and Performance Materials & Coatings. The remainder of the increase reflected broad-based sales growth with increases across most segments and geographic regions.

•
Volume increased 5 percent compared with the same period last year, as increases in Industrial Intermediates & Infrastructure (up 14 percent), Packaging & Specialty Plastics (up 9 percent), Nutrition & Biosciences (up 5 percent) and Electronics & Imaging (up 2 percent) more than offset declines in Agriculture (down 8 percent), Safety & Construction (down 3 percent), Performance Materials & Coatings (down 2 percent) and Transportation & Advanced Polymers (down 1 percent). Volume increased in all geographic regions, except U.S. & Canada which was flat, and led by a double-digit increase in Asia Pacific (up 16 percent).

•
Local price was up 4 percent compared with the same period last year, driven primarily by broad-based pricing actions in response to higher feedstock and raw material costs. Local price increased in all geographic regions and all segments, except Packaging & Specialty Plastics which remained flat, including a double-digit increase in Industrial Intermediates & Infrastructure (up 11 percent).

•	Currency had a favorable impact of 4 percent on sales, driven primarily by Europe, Middle East and Africa ("EMEA").

•
Research and development ("R&D") expenses totaled $768 million in the first quarter of 2018, up from $419 million in the first quarter of 2017. Selling, general and administrative ("SG&A") expenses were $1,714 million in the first quarter of 2018, up from $759 million in the first quarter of 2017. R&D and SG&A expenses increased primarily due to the Merger.

•
Restructuring and asset related charges (credits) - net was a $262 million charge in the first quarter of 2018, primarily consisting of $172 million of severance and related benefit costs, $48 million of asset write-downs and write-offs and $40 million of costs associated with exit and disposal activities.

•
Integration and separation costs were $457 million in the first quarter of 2018, up from $109 million in the first quarter of 2017, primarily due to the Merger. Integration and separation costs include costs related to the Merger, post-Merger integration costs and Intended Business Separation activities and costs related to the ownership restructure of Dow Silicones.

•
Sundry income (expense) - net was income of $115 million in the first quarter of 2018, up from expense of $444 million in the first quarter of 2017, which included a loss related to Dow's arbitration matter with Bayer CropScience.

•	In the first quarter of 2018, the Company recorded a charge to the provision for income taxes of $71 million as a result of adjustments made from the enactment of the Tax Cuts and Jobs Act.

•	On February 15, 2018, DowDuPont announced that its Board declared a first quarter dividend of $0.38 per share, which was paid on March 15, 2018, to shareholders of record on February 28, 2018.

•
In the first quarter of 2018, the Company spent $1 billion on repurchases of DowDuPont common stock. Although there is no timeline to complete the share repurchase program, DowDuPont intends to repurchase approximately $1 billion of the Company's stock in the second quarter of 2018.

In addition to the financial highlights above, the following events occurred during or subsequent to the first quarter of 2018:

•
On February 26, 2018, DowDuPont announced brand names for the three independent companies expected to be created under the Intended Business Separations. The Agriculture Division will assume the name CortevaTM Agriscience. The Materials Science Division will be called Dow and will retain the Dow diamond as its brand. The Specialty Products Division will be the new DuPont.

•
On March 12, 2018, DowDuPont announced that Andrew N. Liveris will transition out of the role of Executive Chairman of DowDuPont, effective April 1, 2018, and Jeff Fettig, co-Lead Independent Director for DowDuPont, will serve as a non-employee Executive Chairman of the Board of DowDuPont. Liveris will continue as a director of DowDuPont through his previously announced retirement effective July 1, 2018.

•
Dow started up two new production facilities on the U.S. Gulf Coast - a Low Density Polyethylene production facility and a NORDEL™ Metallocene ethylene propylene diene monomer ("EPDM") elastomers production facility, which leverage an advantaged feedstock position to support profitable growth of the Company's high value performance plastics franchise.

•	On April 25, 2018, DowDuPont announced that its Board declared a dividend of $0.38 per share, payable June 15, 2018, to shareholders of record on May 31, 2018.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2018	Mar 31, 2017
Net sales	$21,510	$13,230

Cost of sales ("COS")	$16,315	$10,194
Percent of net sales	75.8%	77.1%

Research and development expenses	$768	$419
Percent of net sales	3.6%	3.2%

Selling, general and administrative expenses	$1,714	$759
Percent of net sales	8.0%	5.7%

Effective tax rate	25.2%	18.9%

Net income available for common stockholders	$1,104	$888

Earnings per common share – basic	$0.47	$0.74
Earnings per common share – diluted	$0.47	$0.72

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$21,510	$13,230
Pro forma net sales		$20,467

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Mar 31, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	1%	3%	(8)%	147%	143%
Performance Materials & Coatings	9	4	(2)	—	11
Industrial Intermediates & Infrastructure	11	5	14	—	30
Packaging & Specialty Plastics	—	4	9	7	20
Electronics & Imaging	1	1	2	72	76
Nutrition & Biosciences	3	5	5	556	569
Transportation & Advanced Polymers	1	5	(1)	386	391
Safety & Construction	1	4	(3)	197	199
Total	4%	4%	5%	50%	63%
U.S. & Canada	4%	—%	—%	47%	51%
EMEA	4	11	5	55	75
Asia Pacific	4	3	16	54	77
Latin America	7	—	1	34	42
Total	4%	4%	5%	50%	63%

1.
Portfolio & Other reflects sales related to the Merger (impacts all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure). Portfolio & Other also reflects the following divestitures: a portion of Dow AgroSciences' Brazil corn seed business ("DAS Divested Ag Business"), divested on November 30, 2017 (impacting Agriculture), global Ethylene Acrylic Acid copolymers and ionomers business ("EAA Business"), divested on September 1, 2017 (impacting Packaging & Specialty Plastics) and SKC Haas Display Films group of companies, divested June 30, 2017 (impacting Electronics & Imaging).

The Company reported net sales in the first quarter of 2018 of $21.5 billion, up 63 percent from $13.2 billion in the first quarter of 2017, primarily reflecting the Merger, increased selling prices and demand growth. Sales growth was broad-based with increases in all segments and geographic regions. Portfolio & Other changes contributed 50 percent of the sales increase and impacted all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure. Volume increased 5 percent compared with the same period last year, as increases in Industrial Intermediates & Infrastructure (up 14 percent), Packaging & Specialty Plastics (up 9 percent), Nutrition & Biosciences (up 5 percent) and Electronics & Imaging (up 2 percent) more than offset declines in Agriculture (down 8 percent), Safety & Construction (down 3 percent), Performance Materials & Coatings (down 2 percent) and Transportation & Advanced Polymers (down 1 percent). Volume increased in all geographic regions, except U.S. & Canada, which was flat, including a double-digit increase in Asia Pacific (up 16 percent). Local price was up 4 percent compared with the same period last year, with increases in all geographic regions, driven by pricing initiatives in response to higher feedstock and raw material costs. Local price increased in all segments, except Packaging & Specialty Plastics which was flat, with the most notable increases in Industrial Intermediates & Infrastructure (up 11 percent) and Performance Materials & Coatings (up 9 percent). Currency had a favorable impact of 4 percent on sales, driven primarily by EMEA (up 11 percent).

Sales Variances by Segment and Geographic Region - Net Sales in Current Period Compared with Pro Forma Net Sales in Prior Period

	Three Months Ended Mar 31, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	1%	2%	(28)%	—%	(25)%
Performance Materials & Coatings	9	4	(1)	—	12
Industrial Intermediates & Infrastructure	11	5	14	—	30
Packaging & Specialty Plastics	—	4	8	—	12
Electronics & Imaging	1	2	1	(5)	(1)
Nutrition & Biosciences	1	4	4	12	21
Transportation & Advanced Polymers	5	6	3	—	14
Safety & Construction	—	4	3	—	7
Total	3%	4%	(2)%	—%	5%
U.S. & Canada	2%	—%	(12)%	1%	(9)%
EMEA	4	11	3	1	19
Asia Pacific	3	3	12	—	18
Latin America	5	—	(5)	1	1
Total	3%	4%	(2)%	—%	5%

1.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of the DAS Divested Ag Business for the period January 1, 2017 through March 31, 2017. Pro forma net sales for Packaging & Specialty Plastics excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through March 31, 2017. Portfolio & Other includes sales for the acquisition of FMC's Health and Nutrition Business (the "H&N Business") acquired on November 1, 2017, impacting Nutrition & Biosciences. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017) and the authentication business (divested on January 6, 2017), both impacting Electronics & Imaging; and, the divestiture of the global food safety diagnostic business (divested February 28, 2017), impacting Nutrition & Biosciences.

The Company reported net sales in the first quarter of 2018 of $21.5 billion, up 5 percent from pro forma net sales of $20.5 billion in the first quarter of 2017, with increases across most segments and geographic regions. Double-digit net sales increases were reported in Industrial Intermediates & Infrastructure (up 30 percent), Nutrition & Biosciences (up 21 percent), Transportation & Advanced Polymers (up 14 percent) and Performance Materials & Coatings and Packaging & Specialty Plastics (both up 12 percent). These increases were partially offset by declines in Agriculture (down 25 percent) and Electronics & Imaging (down 1 percent). Net sales increased in EMEA (up 19 percent), Asia Pacific (up 18 percent) and Latin America (up 1 percent) and declined in U.S. & Canada (down 9 percent). Currency was up 4 percent compared with the same period last year, driven primarily by EMEA (up 11 percent). Local price was up 3 percent compared with the same period last year with increases in all geographic regions, driven by broad-based pricing actions as well as pricing initiatives in response to higher feedstock and raw material costs. Local price increased across most segments, including a double-digit increase in Industrial Intermediates & Infrastructure (up 11 percent). Local price in Packaging & Specialty Plastics and Safety & Construction were flat. Volume decreased 2 percent compared with the same period last year, as declines in Agriculture (down 28 percent) and Performance Materials & Coatings (down 1 percent) more than offset double-digit volume growth in Industrial Intermediates & Infrastructure (up 14 percent). Volume decreased in U.S. & Canada (down 12 percent) and Latin America (down 5 percent) and increased in Asia Pacific (up 12 percent) and EMEA (up 3 percent).

Cost of Sales
COS was $16.3 billion in the first quarter of 2018, up from $10.2 billion in the first quarter of 2017. The increase was primarily due to the Merger, higher sales volume, higher feedstock and other raw material costs, increased planned maintenance turnaround costs and unplanned events. Cost of sales in the first quarter of 2018 was also negatively impacted by a $703 million charge for the fair value step-up in DuPont's inventories as a result of the Merger and the acquisition of the H&N Business, related to Agriculture ($639 million), Nutrition & Biosciences ($63 million) and Safety & Construction ($1 million).

Research and Development Expenses
R&D expenses totaled $768 million in the first quarter of 2018, up from $419 million in the first quarter of 2017, primarily due to the Merger.

Selling, General and Administrative Expenses
SG&A expenses were $1,714 million in the first quarter of 2018, up from $759 million in the first quarter of 2017, primarily due to the Merger.

Amortization of Intangibles
Amortization of intangibles was $474 million in the first quarter of 2018, up from $155 million in the first quarter of 2017, primarily due to an increase in intangible assets as a result of the Merger. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges (Credits) - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $845 million to $935 million of severance and related benefit costs; $400 million to $540 million of asset write-downs and write-offs, and $400 million to $450 million of costs associated with exit and disposal activities. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

In the first quarter of 2018, the Company recorded pretax restructuring charges of $260 million, consisting of severance and related benefit costs of $172 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $40 million. The restructuring charges by segment were as follows: $58 million in Agriculture, $11 million in Industrial Intermediates & Infrastructure, $3 million in Packaging & Specialty Plastics, $1 million in Electronics & Imaging, $7 million in Safety & Construction, $181 million in Corporate and a benefit of $1 million in Transportation & Advanced Polymers. The Company expects to record additional restructuring charges in 2018 and 2019 and expects the Synergy Program to be substantially completed by the end of 2019.

Dow 2016 Restructuring Plan
In the first quarter of 2018, Dow recorded a favorable adjustment to the 2016 restructuring charge related to costs associated with exit and disposal activities of $1 million (related to Performance Materials & Coatings). See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger, post-Merger integration and Intended Business Separation activities and costs related to the ownership restructure of Dow Silicones, were $457 million in the first quarter of 2018, up from $109 million in the first quarter of 2017. Integration and separation costs are related to the Corporate segment.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $257 million in the first quarter of 2018, up from $196 million in the first quarter of 2017, primarily due to lower equity losses from Sadara Chemical Company ("Sadara") due to the continued ramp up of operations, and higher equity earnings from EQUATE Petrochemical Company K.S.C ("EQUATE") due to improved monoethylene glycol prices. These increases were partially offset by lower year-over-year equity earnings from the Thai joint ventures and the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as the gain or loss on foreign currency exchange, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the first quarter of 2018 was income of $115 million, compared with expense of $444 million in the first quarter of 2017. The first quarter of 2018 included income related to non-operating pension and other postretirement benefit plans, interest income, and a $20 million gain for post-closing adjustments on Dow's sale of its equity interest in MEGlobal (related to Industrial Intermediates & Infrastructure). These gains more than offset foreign currency exchange losses, which included a $50 million foreign exchange loss related to adjustments to foreign currency exchange contracts for the change in the U.S. tax rate (related to Corporate). The first quarter of 2017 included a $469 million loss related to Dow Agroscience's arbitration matter with Bayer CropScience (related to Agriculture). See Notes 1, 2, 6, 13 and 16 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $350 million in the first quarter of 2018, up from $219 million in the first quarter of 2017. The increase was primarily related to debt assumed in the Merger.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded additional adjustments related to The Act in the first quarter of 2018 which resulted in a charge of $71 million to "Provision for income taxes on continuing operations."

The effective tax rate for the first quarter of 2018 was 25.2 percent, compared with an effective tax rate of 18.9 percent for the first quarter of 2017. The tax rate in the first quarter of 2018 was favorably impacted by the reduced U.S. federal corporate tax rate and the tax benefits related to the issuance of stock-based compensation. The tax rate was unfavorably impacted by certain integration, separation and restructuring costs associated with the Intended Business Separations, as well as non-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, along with certain provisions in The Act related to the taxability of foreign earnings.

The tax rate for the first three months of 2017 reflects a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to stock-based compensation in the provision for income taxes. See Notes 7 and 13 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $44 million in the first quarter of 2018, up from $27 million in the first quarter of 2017, primarily due to the Merger.

Net Income Available for DowDuPont Inc. Common Stockholders
Net income available for common stockholders was $1,104 million, or $0.47 per share, in the first quarter of 2018, compared with $888 million, or $0.72 per share, in the first quarter of 2017. See Note 8 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma combined statement of income (the "unaudited pro forma income statement") for DowDuPont is presented to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Activity for the three months ended March 31, 2017, was prepared on a pro forma basis (the “unaudited pro forma information”). The unaudited pro forma information was prepared in accordance with Article 11 of Regulation S-X. Pro forma adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) the elimination of the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) the elimination of the impact of transactions between Dow and DuPont, and (5) the elimination of the effect of consummated divestitures required as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded from the unaudited pro forma information. The unaudited pro forma information does not reflect restructuring or integration activities or other costs following the Merger that may be incurred to achieve cost or growth synergies of DowDuPont. The unaudited pro forma income statement provides shareholders with summary financial information and historical data that is on a basis consistent with how DowDuPont reports current financial information.

The Merger was accounted for under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), under which Dow was designated as the accounting acquirer in the Merger for accounting purposes. Under ASC 805, Dow accounted for the transaction by using Dow historical financial information and accounting policies and adding the assets and liabilities of DuPont as of August 31, 2017 (the "Merger Date") at their respective fair values. The assets and liabilities of DuPont were measured based on various preliminary estimates at the Merger Date using assumptions that DowDuPont believes are reasonable based on information that was currently available. The fair value estimates reflected in the unaudited pro forma information are based on those used in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017, and subsequent measurement period adjustments are not reflected. DowDuPont intends to complete and finalize the allocation of consideration as soon as practicable within the measurement period in accordance with ASC 805, but no later than one year following the closing date of the Merger. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could have a material impact on the accompanying unaudited pro forma income statement and DowDuPont’s future results of operations.

The unaudited pro forma income statement has been presented for informational purposes only and is not necessarily indicative of what DowDuPont’s results of operations actually would have been had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma income statement does not purport to project the future operating results of the Company. The unaudited pro forma income statement was based on and should be read in conjunction with the separate historical financial statements and accompanying notes contained in each of the Dow and DuPont Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Unaudited Pro Forma Combined Statement of Income	Three Months Ended Mar 31, 2017
			Adjustments
In millions, except per share amounts	Historical Dow [1,3]	Historical DuPont [1,3]	Reclass [2,3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$13,230	$7,743	$45	$(484)	$(67)	$20,467
Cost of sales	10,194	4,314	133	(199)	(9)	14,433
Other operating charges	—	204	(204)	—	—	—
Research and development expenses	419	400	(10)	(35)	7	781
Selling, general and administrative expenses	868	1,229	(249)	(49)	11	1,810
Other (loss) income, net	—	202	(202)	—	—	—
Amortization of intangibles	155	—	51	—	222	428
Restructuring and asset related charges (credits) - net	(1)	152	—	—	—	151
Integration and separation costs	—	—	279	—	(37)	242
Equity in earnings of nonconsolidated affiliates	196	—	18	—	(6)	208
Sundry income (expense) - net	(469)	—	124	(2)	—	(347)
Interest income	25	—	(25)	—	—	—
Interest expense and amortization of debt discount	219	84	—	—	(30)	273
Income from continuing operations before income taxes	1,128	1,562	(40)	(203)	(237)	2,210
Provision for income taxes on continuing operations	213	224	(40)	(32)	(84)	281
Income from continuing operations, net of tax	915	1,338	—	(171)	(153)	1,929
Net income attributable to noncontrolling interests	27	8	—	—	2	37
Net income from continuing operations attributable to DowDuPont Inc.	888	1,330	—	(171)	(155)	1,892
Preferred stock dividends	—	2	—	—	(2)	—
Net income from continuing operations available for DowDuPont Inc. common stockholders	$888	$1,328	$—	$(171)	$(153)	$1,892

Per common share data:
Earnings per common share from continuing operations - basic						$0.82
Earnings per common share from continuing operations - diluted						$0.81

Weighted-average common shares outstanding - basic						2,315.7
Weighted-average common shares outstanding - diluted						2,341.2

1.	Reflects historical consolidated statements of income included in Dow's and DuPont's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017.

2.
Certain reclassifications were made to conform with the presentation used for DowDuPont. The reclassifications are consistent with those identified and disclosed in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

3.
Amounts have been updated to reflect certain reclassifications required under Accounting Standards Update 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was adopted on January 1, 2018, and required retrospective application.

4.
Includes the following divestitures agreed to with certain regulatory agencies as a condition of approval for the Merger: Dow’s EAA Business; the DAS Divested Ag Business; and DuPont’s cereal broadleaf herbicides and chewing insecticides portfolio as well as its crop protection research and development pipeline and organization. For additional information regarding these divestitures, see Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

5.
Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. The pro forma adjustments are consistent with those identified and disclosed in the Company's Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

OUTLOOK
The global economy continues to show solid momentum and broad-based growth, driven by consumer-led demand in both developed and developing economies. There are discrete headwinds, including continued volatility in the Company's input costs and weather-related softness in agriculture. However, leading indicators from manufacturing output, to improving energy markets, to employment and consumer spending remain largely positive, reflecting increased economic activity.

The DowDuPont portfolio benefits from these macro trends, and the Company sees its innovations and growth investments driving above-market growth. The Company sees this strength continuing into the second quarter.

Looking ahead, DowDuPont remains focused on its priorities: delivering the Company's operating and financial plan, including executing on growth projects and innovation launches; achieving synergy targets; and standing and spinning the intended companies on the stated timeline.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three months ended March 31, 2018) and pro forma Operating EBITDA (for the three months ended March 31, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures can be found in Note 21 to the Consolidated Financial Statements. The Company also presents pro forma net sales for the three months ended March 31, 2017, as it is included in management’s measure of segment performance and is regularly reviewed by the CODM. Prior year data has been updated to conform with the current year presentation.

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

Agriculture	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$3,808	$1,568
Pro forma net sales		$5,049
Operating EBITDA	$891
Pro forma Operating EBITDA		$1,461
Equity earnings (losses)	$(1)	$2

Agriculture	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	3
Volume	(8)
Portfolio & other	147
Total	143%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%
Currency	2
Volume	(28)
Portfolio & other	—
Total	(25)%

Agriculture net sales were $3,808 million in the first quarter of 2018, up from $1,568 million in the first quarter of 2017. Agriculture net sales in the first quarter of 2018 were down 25 percent from pro forma net sales of $5,049 million in the first quarter of 2017. A 28 percent decline in volume was partially offset by improvements in currency and local price, of 2 percent and 1 percent, respectively.

The decline in volume was driven by weather-related delays to the start of the planting seasons in the Northern Hemisphere and Brazil, lower expected planted area in both U.S. & Canada and Brazil and lower sales in the Brazil safrinha season due to a shift to lower technology corn driven by the delayed summer season harvest. These volume declines were partially offset by improvements in sunflower seed sales in EMEA and growth in global insecticide sales.

The increase in local price was driven by continuing efforts to capture value in established brands across the Crop Protection portfolio globally.
Operating EBITDA was $891 million in the first quarter of 2018, down 39 percent from pro forma Operating EBITDA of $1,461 million in the first quarter of 2017. Volume declines driven by weather-related selling delays, lower expected planted area and an unfavorable mix driven by the shortened safrinha season were partially offset by cost synergies, favorable currency, higher selling price in Crop Protection and lower pension/OPEB costs.

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

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$2,304	$2,079
Pro forma net sales		$2,063
Operating EBITDA	$628
Pro forma Operating EBITDA		$481
Equity earnings	$41	$91

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	9%
Currency	4
Volume	(2)
Portfolio & other	—
Total	11%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	9%
Currency	4
Volume	(1)
Portfolio & other	—
Total	12%

Performance Materials & Coatings net sales were $2,304 million in the first quarter of 2018, up from net sales of $2,079 million in the first quarter of 2017. Net sales increased 12 percent compared with pro forma net sales of $2,063 million in the first quarter of 2017, with local price up 9 percent, volume down 1 percent and a favorable impact from currency of 4 percent, primarily in EMEA. Local price increased in all geographic regions and in both businesses. Local price increased in Consumer Solutions primarily due to disciplined price/volume management in upstream silicone intermediates, as well as in performance silicone products. Coatings & Performance Monomers local price increased in all geographic regions in response to higher raw material costs. Volume decreased in Coatings & Performance Monomers due to weather-related supply constraints and proactive measures to shed low margin business. Consumer Solutions reported volume growth in upstream silicone intermediates and robust demand in personal and home care end-markets.

Operating EBITDA was $628 million in the first quarter of 2018, up 31 percent from pro forma Operating EBITDA of $481 million in the first quarter of 2017, as higher selling prices, improved product mix, the favorable impact of currency on sales and cost synergies more than offset increased feedstock and other raw material costs, the unfavorable impact of currency on costs and lower equity earnings from the HSC Group due to settlements with a customer related to a long-term polysilicon sales agreements in the first quarter of 2017.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure segment consists of three global businesses: Construction Chemicals, Industrial Solutions, and Polyurethanes & CAV. These customer-centric global businesses develop and market customized materials using advanced technology and unique chemistries. These businesses serve the needs of market segments as diverse as appliance, coatings, infrastructure, and oil and gas. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic regions. This segment also includes a portion of the results of EQUATE, The Kuwait Olefins Company K.S.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Dow is responsible for marketing a majority of Sadara products outside of the Middle East zone through Dow's established sales channels. As part of this arrangement, Dow purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$3,715	$2,851
Pro forma net sales		$2,847
Operating EBITDA	$654
Pro forma Operating EBITDA		$512
Equity earnings	$149	$73

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	11%
Currency	5
Volume	14
Portfolio & other	—
Total	30%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	11%
Currency	5
Volume	14
Portfolio & other	—
Total	30%

Industrial Intermediates & Infrastructure net sales were $3,715 million in the first quarter of 2018, up from net sales of $2,851 million in the first quarter of 2017. Net sales increased 30 percent compared with pro forma net sales of $2,847 million in the same quarter last year, with volume up 14 percent, local price up 11 percent and currency up 5 percent. Polyurethanes & CAV volume increased in all geographic regions, except U.S. & Canada, with double-digit volume growth in EMEA and Asia Pacific. Volume growth was driven by new production from Sadara and increased demand for isocyanates as a result of tight industry supply/demand fundamentals, which was partially offset by lower volume in U.S. & Canada due to planned maintenance turnaround activity and outages from weather-related events. Industrial Solutions reported volume gains in all geographic regions driven by new production from Sadara and increased demand in products sold in electronics processing, crop protection and food and pharmaceutical applications, which more than offset the impact of planned maintenance turnaround activity and outages from weather-related events on the U.S. Gulf Coast. Construction Chemicals volume was flat as strong demand for acrylic-based products in U.S. & Canada was offset by lower volume from methyl cellulosics-based products in EMEA due to capacity constraints. Local price was up in all geographic regions and all businesses driven by higher raw material costs, pricing initiatives and tight market conditions due to planned and unplanned events in the industry. Currency had a favorable impact of 5 percent on sales, primarily in EMEA.

Operating EBITDA was $654 million in the first quarter of 2018, up 28 percent compared with pro forma Operating EBITDA of $512 million in the first quarter of 2017. Operating EBITDA increased as the impact of higher selling prices, demand growth, the favorable impact of currency on sales, cost synergies, higher equity earnings from the Kuwait joint ventures and lower equity losses from Sadara more than offset higher feedstock and other raw material costs, the unfavorable impact of currency on costs, weather-related outages on the U.S. Gulf Coast and higher maintenance turnaround spending.

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

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$6,010	$5,025
Pro forma net sales		$5,382
Operating EBITDA	$1,301
Pro forma Operating EBITDA		$1,114
Equity earnings	$59	$33

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	4
Volume	9
Portfolio & other	7
Total	20%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	—%
Currency	4
Volume	8
Portfolio & other	—
Total	12%

Packaging & Specialty Plastics net sales were $6,010 million in the first quarter of 2018, up from net sales of $5,025 million in the first quarter of 2017. Net sales increased 12 percent compared with pro forma net sales of $5,382 million in the same quarter last year, with volume up 8 percent, currency up 4 percent, primarily in EMEA, and flat local price. Volume increased in both businesses and across all geographic regions, supported by new capacity additions on the U.S. Gulf Coast and increased production at Sadara. Packaging and Specialty Plastics volume growth was driven by strong demand for food and specialty packaging and industrial and consumer packaging solutions, particularly in Asia Pacific and EMEA, as well as rigid packaging applications in all geographic regions. Volume also increased from strong demand growth in elastomers applications, with double-digit volume gains in photovoltaics in Asia Pacific and in hot melt adhesives in EMEA. Hydrocarbons & Energy volume increased due to higher sales of ethylene and ethylene by-products. Local price was flat as price increases in ethylene derivatives were offset by decreases in hydrocarbons prices.

Operating EBITDA was $1,301 million in the first quarter of 2018, up 17 percent from pro forma Operating EBITDA of $1,114 million in the first quarter of 2017. Compared with pro forma Operating EBITDA from the same quarter last year, Operating EBITDA increased as the impact of higher sales volume, increased supply from growth projects, cost synergies, currency, higher equity earnings and lower start-up and commissioning costs more than offset higher feedstock and other raw material costs and the impact of weather-related disruptions on the U.S. Gulf Coast.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits and also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading global supplier of key materials for the manufacturing of photovoltaics ("PV") and solar cells, including innovative metallization pastes and back sheet materials for the production of solar cells and solar modules and in the advanced printing and packaging graphics industry providing flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays ("LCD"), advanced-matrix organic light emitting diode ("AMOLED"), and quantum dot ("QD") applications.

Electronics & Imaging	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$1,153	$655
Pro forma net sales		$1,164
Operating EBITDA	$357
Pro forma Operating EBITDA		$327
Equity earnings	$7	$—

Electronics & Imaging	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	1
Volume	2
Portfolio & other	72
Total	76%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%
Currency	2
Volume	1
Portfolio & other	(5)
Total	(1)%

Electronics & Imaging net sales were $1,153 million in the first quarter of 2018, up from $655 million in the first quarter of 2017. Electronics & Imaging net sales in the first quarter of 2018 were down 1 percent from pro forma net sales of $1,164 million in the first quarter of 2017. Net sales declined as a 5 percent unfavorable impact from portfolio actions related to prior year divestitures of the SKC Haas Display Films and Authentication businesses, was partially offset by a 2 percent benefit from currency, volume growth of 1 percent and local price gains of 1 percent.
Volume growth in the segment was driven by gains in semiconductor and interconnect solutions, primarily in Asia Pacific. Increased semiconductor content in end-use applications drove strong demand in both memory and logic market segments. Continued demand for mobile phones and other consumer electronics, as well as industrial applications, drove volume gains in interconnect solutions. Partially offsetting this growth was a decline in photovoltaic & advanced materials on decreases in trichlorosilane ("TCS") due to supply constraints and decreases in TEDLAR® film and SOLAMET® paste as module production in China slowed in the quarter. Local price gains were driven by higher metals pricing.
Operating EBITDA was $357 million in the first quarter of 2018, up 9 percent from pro forma Operating EBITDA of $327 million in the first quarter of 2017. Lower pension/OPEB costs, cost synergies, volume growth and favorable currency, more than offset an unfavorable impact from portfolio actions and higher unit costs.

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

Nutrition & Biosciences	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$1,720	$257
Pro forma net sales		$1,424
Operating EBITDA	$418
Pro forma Operating EBITDA		$317
Equity earnings	$3	$4

Nutrition & Biosciences	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	3%
Currency	5
Volume	5
Portfolio & other	556
Total	569%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%
Currency	4
Volume	4
Portfolio & other	12
Total	21%

Nutrition & Biosciences net sales were $1,720 million in the first quarter of 2018, up from $257 million in the first quarter of 2017. Nutrition & Biosciences net sales in the first quarter of 2018 were up 21 percent from pro forma net sales of $1,424 million in the first quarter of 2017. The increase was due to a 12 percent net benefit from portfolio actions due to the acquisition of the H&N Business, a 4 percent benefit from currency, 4 percent in volume growth and a 1 percent increase in local price.
Volume growth in the segment was led by Nutrition & Health gains in probiotics and pharmaceuticals, coupled with increases in systems and texturants in Asia Pacific. Growth in probiotics was driven by increased demand in Asia Pacific and U.S. & Canada. Pharmaceuticals growth was led by increased demand for excipient applications in Asia Pacific and U.S. & Canada. Industrial Biosciences volume grew on improvement in clean technologies due to alkylation offerings in Asia Pacific and EMEA. Demand for microbial control solutions in energy markets and for bioactives in home and personal care applications also contributed to volume growth.
Operating EBITDA was $418 million in the first quarter of 2018, up 32 percent from pro forma Operating EBITDA of $317 million in the first quarter of 2017, driven by the favorable impact of portfolio actions, volume growth, cost synergies and lower pension/OPEB costs, partially offset by higher costs due to growth investments.

TRANSPORTATION & ADVANCED POLYMERS
The Transportation & Advanced Polymers segment provides high-performance engineering resins, adhesives, lubricants and parts to engineers and designers in the transportation, electronics, medical, industrial and consumer end-markets to enable systems solutions for demanding applications and environments. The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment produces innovative and differentiated adhesive technologies to meet customer specifications for durability, crash performance, and healthcare applications. Transportation & Advanced Polymers also targets the performance plastics and fluid solutions markets by developing technologies that differentiate customers’ products with improved performance characteristics.

Transportation & Advanced Polymers	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$1,425	$290
Pro forma net sales		$1,251
Operating EBITDA	$437
Pro forma Operating EBITDA		$321
Equity earnings	$3	$—

Transportation & Advanced Polymers	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	5
Volume	(1)
Portfolio & other	386
Total	391%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	5%
Currency	6
Volume	3
Portfolio & other	—
Total	14%

Transportation & Advanced Polymers net sales were $1,425 million in the first quarter of 2018, up from $290 million in the first quarter of 2017. Transportation & Advanced Polymers net sales in the first quarter of 2018 were up 14 percent from pro forma net sales of $1,251 million in the first quarter of 2017. The increase was due to a 6 percent benefit from currency, a 5 percent increase in local price and 3 percent in volume growth.
The increase in local price, primarily in nylon enterprise & polyester, was driven by price gains in ZYTEL®, reflecting tight polymer supply and higher feedstock costs. Volume growth was primarily due to performance solutions led by growth in KALREZ® and VESPEL® in the electronics and aerospace markets, and performance resins due to DELRIN® and HYTREL® in the automotive market. Broad-based volume growth was driven by growth in both Asia Pacific and the U.S. and Canada.
Operating EBITDA was $437 million in the first quarter of 2018, up 36 percent from pro forma Operating EBITDA of $321 million in the first quarter of 2017, driven by lower pension/OPEB costs, favorable currency, sales gains and cost synergies, partially offset by higher raw material costs.

SAFETY & CONSTRUCTION
The Safety & Construction segment is a leading provider of engineered products and integrated systems for a number of industries including construction, worker safety, energy, oil and gas, transportation, medical devices and water purification and separation. The segment satisfies the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier and better. By uniting market-driven science with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively. The segment is a leader in safety consulting, selling training products as well as consulting services, to improve the safety, productivity and sustainability of organizations across a range of industries.

Safety & Construction	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$1,299	$434
Pro forma net sales		$1,213
Operating EBITDA	$354
Pro forma Operating EBITDA		$292
Equity earnings	$5	$—

Safety & Construction	Three Months Ended
Percentage change from prior year	Mar 31, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	4
Volume	(3)
Portfolio & other	197
Total	199%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	—%
Currency	4
Volume	3
Portfolio & other	—
Total	7%

Safety & Construction net sales were $1,299 million in the first quarter of 2018, up from $434 million in the first quarter of 2017. Safety & Construction net sales in the first quarter of 2018 were up 7 percent from pro forma net sales of $1,213 million in the first quarter of 2017 due to a 4 percent benefit from currency and 3 percent in volume growth.
Volume growth was driven by gains in TYVEK® enterprise due to strength in protective materials from industrial personal protection, graphics and medical packaging, and in aramids, due to strength in NOMEX® thermal-resistant garments in composites and energy solutions. Volume gains in construction, due to CORIAN® Design, were partially offset by weakness in building solutions due to inclement weather in U.S. & Canada and Asia Pacific in Japan.
Operating EBITDA was $354 million in the first quarter of 2018, up 21 percent from pro forma Operating EBITDA of $292 million in the first quarter of 2017, due primarily to lower pension/OPEB costs, cost synergies, reliability improvements and favorable currency, partially offset by higher costs.

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

Corporate	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017
Net sales	$76	$71
Pro forma net sales		$74
Operating EBITDA	$(169)
Pro forma Operating EBITDA		$(211)
Equity losses	$(9)	$(7)

Net sales for Corporate, which primarily relate to Dow's insurance operations, were $76 million in the first quarter of 2018, compared with net sales of $71 million in the first quarter of 2017 and pro forma net sales of $74 million in the first quarter of 2017.

Operating EBITDA was a loss of $169 million in the first quarter of 2018, compared with a pro forma Operating EBITDA loss of $211 million in the first quarter of 2017. Compared with pro forma Operating EBITDA from the same quarter last year, Operating EBITDA improved primarily due to lower discontinued business costs, lower pre-commercial expenses and cost synergies.

SUPPLEMENTAL DIVISION INFORMATION
Discussion of segment revenue, operating EBITDA and price/volume metrics on a divisional basis for Agriculture is based on the results of the Agriculture segment;  for Materials Science is based on the combined results of the Performance Materials & Coatings segment, the Industrial Intermediates & Infrastructure segment and the Packaging & Specialty Plastics segment; and for Specialty Products is based on the combined results of the Electronics & Imaging segment, the Nutrition and Biosciences segment, the Transportation & Advanced Polymers segment and the Safety & Construction segment. The Corporate segment is not included in the division metrics. The segment disclosures have been presented in this manner for informational purposes only and should not be viewed as an indication of each division’s current or future operating results on a standalone basis assuming completion of the Intended Business Separations. See the section entitled “Segment Results” for additional qualitative analysis on segment performance.

Net Sales by Division				Three Months Ended
In millions				Mar 31, 2018	Mar 31, 2017 [1]
Agriculture				$3,808	$5,049
Performance Materials & Coatings				2,304	2,063
Industrial Intermediates & Infrastructure				3,715	2,847
Packaging & Specialty Plastics				6,010	5,382
Materials Science				$12,029	$10,292
Electronics & Imaging				1,153	1,164
Nutrition & Biosciences				1,720	1,424
Transportation & Advanced Polymers				1,425	1,251
Safety & Construction				1,299	1,213
Specialty Products				$5,597	$5,052

Net Sales Variance by Division [1]				Three Months Ended Mar 31, 2018
Percent change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio / Other [2]	Total
Agriculture	1%	2%	(28)%	—%	(25)%
Materials Science	5%	4%	8%	—%	17%
Specialty Products	2%	4%	3%	2%	11%

Operating EBITDA by Division				Three Months Ended
In millions				Mar 31, 2018	Mar 31, 2017 [1]
Agriculture				$891	$1,461
Performance Materials & Coatings				628	481
Industrial Intermediates & Infrastructure				654	512
Packaging & Specialty Plastics				1,301	1,114
Materials Science				$2,583	$2,107
Electronics & Imaging				357	327
Nutrition & Biosciences				418	317
Transportation & Advanced Polymers				437	321
Safety & Construction				354	292
Specialty Products				$1,566	$1,257

1.	Information for the three months ended March 31, 2017, was prepared on a pro forma basis.

2.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of a portion of the DAS Divested Ag Business for the period January 1, 2017 through March 31, 2017. Pro forma net sales for Materials Science excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through March 31, 2017. Portfolio & Other includes sales for the acquisition of the H&N Business acquired on November 1, 2017, impacting Specialty Products. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017), the authentication business (divested on January 6, 2017), and the divestiture of the global food safety diagnostic business (divested February 28, 2017), all impacting Specialty Products.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents and marketable securities of $10,538 million at March 31, 2018 and $14,394 million at December 31, 2017, of which $8,512 million at March 31, 2018 and $12,177 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. In addition to the one-time transition tax, a deferred tax liability for withholding taxes was accrued on a portion of the unrepatriated earnings at December 31, 2017. At March 31, 2018, management believed that sufficient liquidity was available in the United States. In the event that additional foreign funds are needed in the United States, the Company has the ability to repatriate additional funds. The repatriation could result in an adjustment to the tax liability due to contributing factors such as withholding taxes and the impact of foreign currency movements. As such, it is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table. The results for the three months ended March 31, 2017 represent Dow only. The results for the three months ended March 31, 2018 reflect the results of both Dow and DuPont.

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [1]
Cash provided by (used for):
Operating activities	$(2,137)	$(76)
Investing activities	290	(353)
Financing activities	(1,543)	(257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	208	56
Summary
Decrease in cash, cash equivalents and restricted cash	$(3,182)	$(630)
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$10,833	$5,994

1.	Updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15, the Company changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits due to additional interpretive guidance related to the required method for calculating the cash received from beneficial interests in the conduits. In the first three months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a total reclassification of $551 million in proceeds from cash used for operating activities to cash used for investing activities.

Cash Flows from Operating Activities
In the first three months of 2018, cash used for operating activities was $2,137 million, compared with cash used for operating activities of $76 million in the same period last year. For the first three months of 2018, cash used for working capital requirements, quarterly tax payments, pension contributions, and integration and separation costs more than offset increased cash earnings. For the first three months of 2017, cash used for working capital requirements and pension contributions more than offset cash earnings.

Net Working Capital	Mar 31, 2018	Dec 31, 2017
In millions
Current assets	$49,733	$49,893
Current liabilities	26,617	26,128
Net working capital	$23,116	$23,765
Current ratio	1.87:1	1.91:1

Cash Flows from Investing Activities
In the first three months of 2018, cash provided by investing activities was $290 million, reflecting proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits, which were partially offset by capital expenditures and purchases of investments. In the first three months of 2017, cash used for investing activities was $353 million, primarily due to capital expenditures and loans to Sadara, which were partially offset by proceeds from interests in trade accounts receivable conduits.

Capital spending was $776 million in the first three months of 2018, compared with $754 million in the first three months of 2017. The Company expects full year capital spending in 2018 to be approximately $4.2 billion to $4.4 billion. In addition, the Company expects approximately $600 million of additional capital spending for targeted cost synergy and business separation projects.

In the first three months of 2018, Dow entered into a shareholder loan reduction agreement with Sadara and converted $70 million of the existing loan balance into equity related to this agreement. Dow expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first three months of 2018, cash used for financing activities increased compared with the same period last year, primarily due to purchases of treasury stock, higher dividends paid to stockholders and lower proceeds from sales/issuances of common stock, which were partially offset by an increase in cash from the issuance of commercial paper and long-term debt.

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

For additional information relating to the change in cash used for operating activities, see the discussion above under the section entitled "Cash Flows from Operating Activities."

Reconciliation of "Cash Used for Operating Activities" to Free Cash Flow	Three Months Ended
In millions	Mar 31, 2018	Mar 31, 2017 [1]
Cash used for operating activities	$(2,137)	$(76)
Capital expenditures	(776)	(754)
Free Cash Flow	$(2,913)	$(830)

1.	"Cash used for operating activities" was updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

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

Dow's Liquidity Sources
Credit Ratings
At April 30, 2018, Dow's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in Dow's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access credit markets.

Commercial Paper - Dow
Dow issues promissory notes under U.S. and Euromarket commercial paper programs. At March 31, 2018, Dow had $500 million of commercial paper outstanding ($231 million at December 31, 2017). Dow maintains access to the commercial paper market at competitive rates. Amounts outstanding under Dow's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period. Subsequent to March 31, 2018, Dow issued approximately $550 million of commercial paper.

Committed Credit Facilities - Dow
In the event the Company has short-term liquidity needs, it can access liquidity through Dow's committed and available credit facilities. At March 31, 2018, Dow had total committed credit facilities of $10.9 billion with remaining available credit facilities of $6.4 billion. See Note 12 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

In connection with the Dow Silicones ownership restructure, on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Dow Term Loan Facility"). Dow subsequently guaranteed the obligations of Dow Silicones under the Dow Term Loan Facility and, as a result, the covenants and events of default applicable to the Dow Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2017, Dow Silicones exercised a 364-day extension option making amounts borrowed under the Dow Term Loan Facility repayable on May 29, 2018, and amended the Dow Term Loan Facility to include an additional 19-month extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On February 8, 2018, Dow Silicones delivered a notice of intent to exercise the 19-month extension option on the Dow Term Loan Facility.

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

In the fourth quarter of 2017, Dow suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances under these facilities through collections of trade accounts receivable previously sold to such conduits. Dow has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of Dow. See Note 11 to the Consolidated Financial Statements for additional information.

DuPont's Liquidity Sources
Credit Ratings
At April 30, 2018, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

Downgrades in DuPont's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Commercial Paper - DuPont
DuPont issues promissory notes under U.S. commercial paper programs. At March 31, 2018, DuPont had $1,301 million of commercial paper outstanding. DuPont maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities - DuPont
In the event the Company has short-term liquidity needs, it can access liquidity through DuPont's committed and available credit facilities. At March 31, 2018, DuPont had total committed credit facilities of $8.8 billion with remaining available credit facilities of $7.2 billion. See Note 12 to the Consolidated Financial Statements for additional information on committed and available credit facilities.

Term Loan and Revolving Credit Facilities - DuPont
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At March 31, 2018, DuPont had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3 billion under the Term Loan Facility. In addition, in 2018 DuPont amended its $3 billion revolving credit facility to extend the maturity date to June 2020.

Committed Receivable Repurchase Facility - DuPont
In February 2018, in line with seasonal agricultural working capital requirements, DuPont entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2018 Repurchase Facility") which expires in December 2018. From time to time, DuPont and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. See Note 12 to the Consolidated Financial Statements for additional information.

Debt
The Company’s public debt instruments and primary, private credit agreements (collectively "Debt Instruments") reside with the Subsidiaries. See Note 12 to the Consolidated Financial Statements for information related to the Subsidiaries' notes payable and long-term debt activity, including debt retired and issued. The following table reflects the debt of the Subsidiaries:

Total Debt	Mar 31, 2018			Dec 31, 2017
In millions	Dow	DuPont	Total	Dow	DuPont	Total
Notes payable	$792	$1,619	$2,411	$484	$1,464	$1,948
Long-term debt due within one year	920	1,787	2,707	752	1,315	2,067
Long-term debt	19,596	9,747	29,343	19,765	10,291	30,056
Total debt	$21,308	$13,153	$34,461	$21,001	$13,070	$34,071

The Debt Instruments of the Subsidiaries contain, among other provisions, certain customary restrictive covenant and default provisions. Dow’s Five Year Competitive Advance and Revolving Credit Facility contains a financial covenant that Dow must maintain its ratio of consolidated indebtedness to its consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility equals or exceeds $500 million. The ratio of Dow’s consolidated indebtedness to its consolidated capitalization was 0.42 to 1.00 at March 31, 2018. DuPont’s Term Loan Facility and revolving credit facility (the "RCF") contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00. At March 31, 2018, management believes each of the Subsidiaries were in compliance with all of their respective covenants and default provisions. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dividends
On February 15, 2018, DowDuPont announced that its Board declared a first quarter dividend of $0.38 per share, paid on March 15, 2018, to shareholders of record on February 28, 2018. On April 25, 2018, the Company announced that its Board declared a dividend of $0.38 per share, payable June 15, 2018, to shareholders of record on May 31, 2018.

Share Repurchase Program
On November 2, 2017, the Company announced the Board authorized an initial $4 billion share repurchase program, which has no expiration date. In the first quarter of 2018, the Company spent $1 billion on repurchases of DowDuPont common stock under the program. At March 31, 2018, $2 billion of the share repurchase program authorization remained available for additional purchases. Although there is no timeline to complete the share repurchase program, DowDuPont intends to repurchase approximately $1 billion of the Company's stock in the second quarter of 2018.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restructuring
DowDuPont Cost Synergy Program
The activities related to the DowDuPont Cost Synergy Program ("Synergy Program") are expected to result in additional cash expenditures of approximately $1,050 million to $1,190 million, primarily by the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets. The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Restructuring Plans Initiated Prior to Merger
The activities related to Dow's 2016 restructuring plan are expected to result in additional cash expenditures of approximately $50 million, primarily through June 30, 2018, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements).

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in the Company's 2017 Annual Report on Form 10-K, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Additional information related to these obligations can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K. With the exception of the item noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2017.

Contractual Obligations	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$4,013	$5,708	$4,483	$7,338	$21,542

1.	Includes take-or-pay and throughput obligations and outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted by the Subsidiaries.

Off-balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 20 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding the transfer of financial assets.

Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others if specific triggering events occur. The Subsidiaries had combined outstanding guarantees at March 31, 2018 of $5,964 million, compared with $5,960 million at December 31, 2017. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. DowDuPont’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 10-K. Since December 31, 2017, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	1,932	1,907
Claims settled, dismissed or otherwise resolved	(3,026)	(1,566)
Claims unresolved at Mar 31	14,333	16,482
Claimants with claims against both Union Carbide and Amchem	(5,148)	(5,779)
Individual claimants at Mar 31	9,185	10,703

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 18 to the Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2017 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

ITEM 4. CONTROLS AND PROCEDURES
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

DowDuPont Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 13 to the Consolidated Financial Statements.

Litigation
Asbestos-Related Matters of Union Carbide Corporation, a wholly owned subsidiary of Dow
No material developments regarding this matter occurred in the first quarter of 2018. For a current status of this matter, see Note 13 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

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

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. In the fourth quarter of 2017, DuPont was served with additional subpoenas relating to the same issue. Additional information related to this matter is included in Note 13 to the Consolidated Financial Statements under the heading "Fayetteville Works Facility, North Carolina."

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

Environmental Proceedings
The Company believes it is remote that the following matter will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Freeport, Texas, Matter
On March 20, 2018, Dow received an informal notice that Region 6 of the EPA is contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at Dow's Freeport, Texas, manufacturing facility, pursuant to the Resource Conservation and Recovery Act. Discussions between the EPA and Dow have occurred periodically following the inspection and are ongoing.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2018	—	$—	—	$3,000
February 2018	9,165,786	$71.21	9,165,786	$2,347
March 2018	4,952,664	$70.13	4,952,664	$2,000
First quarter 2018	14,118,450	$70.83	14,118,450	$2,000

1.	On November 2, 2017, the Company announced the Board of Directors authorized an initial $4 billion share repurchase program, which has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.2.1	Amendment to the Amended and Restated Bylaws of DowDuPont Inc., incorporated by reference to Exhibit 3.1 to the DowDuPont Inc. Current Report on Form 8-K filed March 12, 2018.
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

DowDuPont Inc. Trademark Listing

®™ CORIAN, CORTEVA, DELRIN, HYTREL, KALREZ, NOMEX, NORDEL, SOLAMET, TEDLAR, TYVEK, VESPEL and ZYTEL are trademarks of The Dow Chemical Company ("Dow") or E. I. du Pont de Nemours and Company ("DuPont") or affiliated companies of Dow or DuPont.

DowDuPont Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOWDUPONT INC.
Registrant
Date: May 4, 2018

By:	/s/ JEANMARIE F. DESMOND	By:	/s/ RONALD C. EDMONDS
Name:	Jeanmarie F. Desmond	Name:	Ronald C. Edmonds
Title:	Co-Controller	Title:	Co-Controller
City:	Wilmington	City:	Midland
State:	Delaware	State:	Michigan