Form 10-Q
period 2018-06-30
DowDuPont Inc.
filed 2018-08-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-38196

DOWDUPONT INC.
(Exact name of registrant as specified in its charter)

Delaware	81-1224539
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o The Dow Chemical Company	c/o E. I. du Pont de Nemours and Company
2211 H.H. Dow Way, Midland, MI 48674	974 Centre Road, Wilmington, DE 19805
(989) 636-1000	(302) 774-1000
(Name, address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

2030 Dow Center, Midland, MI 48674
(Former name, former address and formal fiscal year, if changed since last report)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The registrant had 2,307,376,875 shares of common stock, $0.01 par value, outstanding at July 31, 2018.

DOWDUPONT INC.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DowDuPont Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
In millions, except per share amounts (Unaudited)	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$24,245	$13,834	$45,755	$27,064
Cost of sales	17,974	10,761	34,289	20,955
Research and development expenses	803	408	1,571	827
Selling, general and administrative expenses	1,933	720	3,647	1,479
Amortization of intangibles	488	157	962	312
Restructuring and asset related charges (credits) - net	189	(12)	451	(13)
Integration and separation costs	558	136	1,015	245
Equity in earnings of nonconsolidated affiliates	250	54	507	250
Sundry income (expense) - net	178	322	293	(122)
Interest expense and amortization of debt discount	360	226	710	445
Income from continuing operations before income taxes	2,368	1,814	3,910	2,942
Provision for income taxes on continuing operations	565	455	954	668
Income from continuing operations, net of tax	1,803	1,359	2,956	2,274
Loss from discontinued operations, net of tax	—	—	(5)	—
Net income	1,803	1,359	2,951	2,274
Net income attributable to noncontrolling interests	35	38	79	65
Net income available for DowDuPont Inc. common stockholders	$1,768	$1,321	$2,872	$2,209

Per common share data:
Earnings per common share from continuing operations - basic	$0.76	$1.08	$1.24	$1.82
Loss per common share from discontinued operations - basic	—	—	—	—
Earnings per common share - basic	$0.76	$1.08	$1.24	$1.82
Earnings per common share from continuing operations - diluted	$0.76	$1.07	$1.23	$1.79
Loss per common share from discontinued operations - diluted	—	—	—	—
Earnings per common share - diluted	$0.76	$1.07	$1.23	$1.79

Dividends declared per share of common stock	$0.76	$0.46	$1.14	$0.92
Weighted-average common shares outstanding - basic	2,308.9	1,211.8	2,312.9	1,207.2
Weighted-average common shares outstanding - diluted	2,323.6	1,229.0	2,329.0	1,225.5

Depreciation	$940	$534	$1,893	$1,112
Capital expenditures	$810	$795	$1,586	$1,549
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
In millions (Unaudited)	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net income	$1,803	$1,359	$2,951	$2,274
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(14)	(9)	(39)	8
Cumulative translation adjustments	(2,393)	387	(1,060)	626
Pension and other postretirement benefit plans	127	101	257	203
Derivative instruments	102	(39)	119	(89)
Total other comprehensive income (loss)	(2,178)	440	(723)	748
Comprehensive income (loss)	(375)	1,799	2,228	3,022
Comprehensive income attributable to noncontrolling interests, net of tax	2	40	40	93
Comprehensive income (loss) attributable to DowDuPont Inc.	$(377)	$1,759	$2,188	$2,929
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	Jun 30, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $116; 2017: $107)	$9,244	$13,438
Marketable securities	507	956
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $156; 2017: $127)	15,379	11,314
Other	4,924	5,579
Inventories	15,630	16,992
Other current assets	2,213	1,614
Total current assets	47,897	49,893
Investments
Investment in nonconsolidated affiliates	5,214	5,336
Other investments (investments carried at fair value - 2018: $1,730; 2017: $1,512)	2,538	2,564
Noncurrent receivables	578	680
Total investments	8,330	8,580
Property
Property	73,664	73,304
Less accumulated depreciation	38,440	37,057
Net property (variable interest entities restricted - 2018: $786; 2017: $907)	35,224	36,247
Other Assets
Goodwill	59,404	59,527
Other intangible assets (net of accumulated amortization - 2018: $6,451; 2017: $5,550)	32,102	33,274
Deferred income tax assets	1,701	1,869
Deferred charges and other assets	2,709	2,774
Total other assets	95,916	97,444
Total Assets	$187,367	$192,164
Liabilities and Equity
Current Liabilities
Notes payable	$2,794	$1,948
Long-term debt due within one year	4,606	2,067
Accounts payable:
Trade	7,983	9,134
Other	4,662	3,727
Income taxes payable	874	843
Accrued and other current liabilities	7,191	8,409
Total current liabilities	28,110	26,128
Long-Term Debt (variable interest entities nonrecourse - 2018: $147; 2017: $249)	26,850	30,056
Other Noncurrent Liabilities
Deferred income tax liabilities	5,885	6,266
Pension and other postretirement benefits - noncurrent	17,694	18,581
Asbestos-related liabilities - noncurrent	1,179	1,237
Other noncurrent obligations	7,767	7,969
Total other noncurrent liabilities	32,525	34,053
Stockholders' Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2018: 2,350,333,589 shares; 2017: 2,341,455,518 shares)	24	23
Additional paid-in capital	81,683	81,257
Retained earnings	30,432	29,211
Accumulated other comprehensive loss	(10,732)	(8,972)
Unearned ESOP shares	(145)	(189)
Treasury stock at cost (2018: 43,239,857 shares; 2017: 14,123,049 shares)	(3,000)	(1,000)
DowDuPont's stockholders' equity	98,262	100,330
Noncontrolling interests	1,620	1,597
Total equity	99,882	101,927
Total Liabilities and Equity	$187,367	$192,164
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
In millions (Unaudited)	Jun 30, 2018	Jun 30, 2017
Operating Activities
Net income	$2,951	$2,274
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,980	1,517
Provision (Credit) for deferred income tax	(182)	40
Earnings of nonconsolidated affiliates less than dividends received	199	310
Net periodic pension benefit cost	56	219
Pension contributions	(500)	(381)
Net gain on sales of assets, businesses and investments	(67)	(190)
Adjustment to gain on step acquisition of nonconsolidated affiliate	41	—
Restructuring and asset related charges (credits) - net	451	(13)
Amortization of Merger-related inventory step-up	1,385	—
Other net loss	425	252
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(4,454)	(3,233)
Inventories	(222)	(839)
Accounts payable	65	826
Other assets and liabilities, net	(3,175)	(883)
Cash used for operating activities	(47)	(101)
Investing Activities
Capital expenditures	(1,586)	(1,549)
Investment in gas field developments	(46)	(68)
Proceeds from sales of property and businesses, net of cash divested	96	215
Investments in and loans to nonconsolidated affiliates	(2)	(484)
Distributions and loan repayments from nonconsolidated affiliates	55	54
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	54
Purchases of investments	(1,891)	(379)
Proceeds from sales and maturities of investments	2,328	435
Proceeds from interests in trade accounts receivable conduits	656	1,914
Cash provided by (used for) investing activities	(390)	192
Financing Activities
Changes in short-term notes payable	800	288
Proceeds from issuance of long-term debt	254	—
Payments on long-term debt	(842)	(105)
Purchases of treasury stock	(2,000)	—
Proceeds from issuance of company stock	142	—
Proceeds from sales of common stock	—	357
Employee taxes paid for share-based payment arrangements	(118)	(85)
Contingent payment for acquisition of businesses	—	(31)
Distributions to noncontrolling interests	(79)	(51)
Dividends paid to stockholders	(1,755)	(1,063)
Other financing activities, net	(4)	—
Cash used for financing activities	(3,602)	(690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(171)	208
Summary
Decrease in cash, cash equivalents and restricted cash	(4,210)	(391)
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$9,805	$6,233
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Equity

In millions, except per share amounts (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for DowDuPont Inc. common stockholders	—	—	2,209	—	—	—	—	2,209
Other comprehensive income	—	—	—	748	—	—	—	748
Dividends ($0.92 per common share)	—	—	(1,115)	—	—	—	—	(1,115)
Common stock issued/sold	—	357	—	—	—	626	—	983
Stock-based compensation and allocation of ESOP shares	—	(415)	—	—	41	—	—	(374)
Impact of noncontrolling interests	—	—	—	—	—	—	(74)	(74)
Other	—	(2)	(15)	—	—	—	—	(17)
Balance at Jun 30, 2017	$3,107	$4,202	$31,417	$(9,074)	$(198)	$(1,033)	$1,168	$29,589
2018
Balance at Dec 31, 2017	$23	$81,257	$29,211	$(8,972)	$(189)	$(1,000)	$1,597	$101,927
Adoption of accounting standards (Note 1)	—	—	996	(1,037)	—	—	—	(41)
Net income available for DowDuPont Inc. common stockholders	—	—	2,872	—	—	—	—	2,872
Other comprehensive income	—	—	—	(723)	—	—	—	(723)
Dividends ($1.14 per common share)	—	—	(2,629)	—	—	—	—	(2,629)
Common stock issued/sold	1	141	—	—	—	—	—	142
Stock-based compensation and allocation of ESOP shares	—	285	—	—	44	—	—	329
Impact of noncontrolling interests	—	—	—	—	—	—	23	23
Treasury stock purchases	—	—	—	—	—	(2,000)	—	(2,000)
Other	—	—	(18)	—	—	—	—	(18)
Balance at Jun 30, 2018	$24	$81,683	$30,432	$(10,732)	$(145)	$(3,000)	$1,620	$99,882
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

The unaudited interim consolidated financial statements of DowDuPont and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes to the consolidated financial statements as a result of the Merger and the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$10,764	$(1)	$(2)	$10,761
Research and development expenses	$405	$—	$3	$408
Selling, general and administrative expenses	$855	$(135)	$—	$720
Integration and separation costs	$—	$136	$—	$136
Sundry income (expense) - net	$299	$22	$1	$322
Interest income	$22	$(22)	$—	$—

Summary of Changes to the Consolidated Statements of Income	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass [1]	ASU Impact [2]	Updated
Cost of sales	$20,961	$(1)	$(5)	$20,955
Research and development expenses	$821	$—	$6	$827
Selling, general and administrative expenses	$1,722	$(244)	$1	$1,479
Integration and separation costs	$—	$245	$—	$245
Sundry income (expense) - net	$(171)	$47	$2	$(122)
Interest income	$47	$(47)	$—	$—

1.
Costs associated with integration and separation activities are now separately reported as “Integration and separation costs” and were reclassified from "Cost of sales" and “Selling, general and administrative expenses.” In addition, “Interest income” was reclassified to “Sundry income (expense) - net.”

2.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass	ASU Impact [1]	Updated
Operating Activities
Net periodic pension benefit cost	$—	$219	$—	$219
Net gain on sales of assets, businesses and investments	$—	$(190)	$—	$(190)
Net gain on sales of investments	$(53)	$53	$—	$—
Net gain on sales of property, businesses and consolidated companies	$(135)	$135	$—	$—
Net gain on sale of ownership interests in nonconsolidated affiliates	$(2)	$2	$—	$—
Other net loss	$75	$177	$—	$252
Proceeds from interests in trade accounts receivable conduits	$804	$—	$(804)	$—
Accounts and notes receivable	$(2,123)	$—	$(1,110)	$(3,233)
Accounts payable	$620	$206	$—	$826
Other assets and liabilities, net	$(279)	$(602)	$(2)	$(883)
Cash provided by (used for) operating activities	$1,815	$—	$(1,916)	$(101)
Investing Activities
Payment into escrow account	$(130)	$—	$130	$—
Distribution from escrow account	$130	$—	$(130)	$—
Acquisitions of property, businesses and consolidated companies, net of cash acquired	$(31)	$—	$31	$—
Proceeds from interests in trade accounts receivable conduits	$—	$—	$1,914	$1,914
Cash provided by (used for) investing activities	$(1,753)	$—	$1,945	$192
Financing Activities
Contingent payment for acquisition of businesses	$—	$—	$(31)	$(31)
Cash used for financing activities	$(659)	$—	$(31)	$(690)
Summary
Decrease in cash, cash equivalents and restricted cash	$(389)	$—	$(2)	$(391)
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$—	$17	$6,624
Cash, cash equivalents and restricted cash at end of period	$6,218	$—	$15	$6,233

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

Summary of Changes to the Consolidated Statements of Equity	Six Months Ended Jun 30, 2017
In millions	As Filed	Merger Reclass	Updated
Dividend equivalents on participating securities	$(15)	$15	$—
Other	$—	$(15)	$(15)

Opening Balance Sheet Impact of Accounting Standards Adoption
In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the associated ASUs (collectively, "Topic 606"), ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." See Note 2 for additional information on these ASUs. The cumulative effect on the Company's January 1, 2018, consolidated balance sheet as a result of adopting these accounting standards is summarized in the following table:

Summary of Impacts to the Consolidated Balance Sheet	Dec 31, 2017	Adjustments due to:			Jan 1, 2018
In millions	As Filed	Topic 606	ASU 2016-01	ASU 2016-16	Updated
Assets
Accounts and notes receivable - Trade	$11,314	$87	$—	$—	$11,401
Accounts and notes receivable - Other	$5,579	$(8)	$—	$—	$5,571
Inventories	$16,992	$(64)	$—	$—	$16,928
Other current assets	$1,614	$130	$—	$31	$1,775
Total current assets	$49,893	$145	$—	$31	$50,069
Deferred income tax assets	$1,869	$26	$—	$10	$1,905
Deferred charges and other assets	$2,774	$43	$—	$—	$2,817
Total other assets	$97,444	$69	$—	$10	$97,523
Total Assets	$192,164	$214	$—	$41	$192,419
Liabilities
Accounts payable - Trade	$9,134	$(3)	$—	$—	$9,131
Accounts payable - Other	$3,727	$10	$—	$—	$3,737
Income taxes payable	$843	$(2)	$—	$—	$841
Accrued and other current liabilities	$8,409	$171	$—	$—	$8,580
Total current liabilities	$26,128	$176	$—	$—	$26,304
Deferred income tax liabilities	$6,266	$3	$—	$—	$6,269
Other noncurrent obligations	$7,969	$117	$—	$—	$8,086
Total other noncurrent liabilities	$34,053	$120	$—	$—	$34,173
Stockholders' Equity
Retained earnings	$29,211	$(82)	$(20)	$41	$29,150
Accumulated other comprehensive loss	$(8,972)	$—	$20	$—	$(8,952)
DowDuPont's stockholders' equity	$100,330	$(82)	$—	$41	$100,289
Total equity	$101,927	$(82)	$—	$41	$101,886
Total Liabilities and Equity	$192,164	$214	$—	$41	$192,419

The most significant changes as a result of adopting Topic 606 relate to the reclassification of the Company's return assets and refund liabilities in the Agriculture segment in the consolidated balance sheets. Under previous guidance, the Company accrued the amount of expected product returns as a reduction of "Accounts and notes receivable - Trade" with the value associated with the expected returns recorded in "Inventories" in the consolidated balance sheets. Under Topic 606, the Company now records the amount of expected product returns as refund liabilities, included in "Accrued and other current liabilities" and the products expected to be recovered as return assets, included in "Other current assets" in the consolidated balance sheets. The reclassifications of return assets and refund liabilities were $61 million and $119 million, respectively, at January 1, 2018. In addition, deferred revenue, included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets, increased as certain performance obligations, which were previously recognized over time and related to the licensing of certain rights to patents and technology, as well as other performance obligations, are now recognized at a point in time as none of the three criteria for 'over time' recognition under Topic 606 are met.

In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard was adopted on April 1, 2018, and resulted in a $1,057 million increase to retained earnings due to the reclassification from accumulated other comprehensive loss. The reclassification was primarily related to the change in the federal corporate tax rate and the effect of the Tax Cuts and Jobs Act of 2017 ("The Act") on the Company's pension plans, derivative instruments, available-for-sale securities and cumulative translation adjustments. This reclassification is reflected in the "Adoption of accounting standards" line in the consolidated statements of equity. See Note 2 for additional information.

Current Period Impact of Topic 606
The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheets, which was applied prospectively to contracts not completed at January 1, 2018. The effects of adopting Topic 606 did not have a material impact on the consolidated statements of income and the consolidated statements of cash flows.

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Jun 30, 2018	Adjustments	Balance at Jun 30, 2018 Excluding Adoption of Topic 606
In millions
Assets
Accounts and notes receivable - Trade	$15,379	$(177)	$15,202
Accounts and notes receivable - Other	$4,924	$27	$4,951
Inventories	$15,630	$81	$15,711
Other current assets	$2,213	$(155)	$2,058
Total current assets	$47,897	$(224)	$47,673
Deferred income tax assets	$1,701	$(28)	$1,673
Deferred charges and other assets	$2,709	$(43)	$2,666
Total other assets	$95,916	$(71)	$95,845
Total Assets	$187,367	$(295)	$187,072
Liabilities
Accounts payable - Other	$4,662	$(10)	$4,652
Income taxes payable	$874	$2	$876
Accrued and other current liabilities	$7,191	$(187)	$7,004
Total current liabilities	$28,110	$(195)	$27,915
Deferred income tax liabilities	$5,885	$(11)	$5,874
Other noncurrent obligations	$7,767	$(134)	$7,633
Total other noncurrent liabilities	$32,525	$(145)	$32,380
Stockholders' Equity
Retained earnings	$30,432	$45	$30,477
DowDuPont's stockholders' equity	$98,262	$45	$98,307
Total equity	$99,882	$45	$99,927
Total Liabilities and Equity	$187,367	$(295)	$187,072

Significant Accounting Policy Updates
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

As a result of the adoption of ASU 2018-02, the Company's significant accounting policy for income taxes was updated to indicate the Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive loss.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In the second quarter of 2018, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation under Accounting Standards Codification ("ASC") 815, with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting by preparers. The new standard expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments, and permits, in certain cases, the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period after issuance of the ASU. Entities must adopt the new guidance by applying a modified retrospective approach to hedging relationships existing as of the adoption date. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In the second quarter of 2018, the Company early adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from The Act, which was enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. An entity has the option of applying the new guidance at the beginning of the period of adoption or retrospectively to each period (or periods) in which the tax effects related to items remaining in accumulated other comprehensive income are recognized. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period for reporting periods for which financial statements have not yet been issued. The Company's adoption of the new standard was applied prospectively at the beginning of the second quarter of 2018, with a reclassification of the stranded tax effects as a result of The Act from accumulated other comprehensive loss to retained earnings. See Note 1 for additional information.

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

Accounting Guidance Issued But Not Adopted at June 30, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged third parties to assist with the collection of lease data. The impact of applying the practical expedients and accounting policy elections has been evaluated and the Company is in the process of documenting the related considerations and decisions. The Company is currently implementing software solutions, enhancing accounting systems and updating business processes and controls related to leases. Collectively, these activities are expected to facilitate the Company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The Company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the consolidated balance sheets.

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

The table below presents the preliminary fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is not yet complete. The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Merger based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses, finalization of tax returns in the pre-merger period and application of push-down accounting at the subsidiary level. In the first six months of 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the effective time of the Merger. These adjustments primarily included a $394 million increase in goodwill, a $230 million decrease in property, a $117 million decrease in indefinite-lived trademarks and tradenames and customer-related assets, a $16 million decrease in assets held for sale, a $60 million increase in other current assets, a $56 million increase in noncontrolling interests and a $28 million decrease in investments in nonconsolidated affiliates. The preliminary fair values are substantially complete with the exception of identifiable other intangible assets, property, income taxes and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table:

DuPont Assets Acquired and Liabilities Assumed on Aug 31, 2017	Estimated fair value adjusted
In millions
Fair Value of Assets Acquired
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable - Trade	6,199
Accounts and notes receivable - Other	1,648
Inventories	8,806
Other current assets	420
Assets held for sale	3,732
Investment in nonconsolidated affiliates	1,626
Other investments	50
Noncurrent receivables	84
Property	11,711
Goodwill	45,499
Other intangible assets	27,104
Deferred income tax assets	284
Deferred charges and other assets	1,932
Total Assets	$115,949
Fair Value of Liabilities Assumed
Notes payable	$4,046
Long-term debt due within one year	1,273
Accounts payable - Trade	2,346
Accounts payable - Other	952
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale	125
Long-term debt	9,878
Deferred income tax liabilities	8,319
Pension and other postretirement benefits - noncurrent	8,056
Other noncurrent obligations	2,023
Total Liabilities	$40,796
Noncontrolling interests	473
Net Assets (Consideration for the Merger)	$74,680

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant in the future. The Company incurred "Integration and separation costs," reflected in "Income from continuing operations before income taxes" in the consolidated statements of income, of $558 million and $1,015 million for the three and six months ended June 30, 2018, respectively, and $136 million and $245 million for the three and six months ended June 30, 2017, respectively. These costs to date primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-merger integration and separation, and the ownership restructure of Dow Silicones. While the Company assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.

H&N Business
On March 31, 2017, DuPont entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC") for FMC to acquire the assets related to DuPont's crop protection business and research and development organization (the "Divested Ag Business") that DuPont was required to divest in order to obtain European Commission approval of the Merger. In addition, under the FMC Transaction Agreement, DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (the sale of the Divested Ag Business and acquisition of the H&N Business referred to collectively as the "FMC Transactions").

On November 1, 2017, DuPont completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the Nutrition & Biosciences segment to enhance the Company’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. DuPont accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The purchase accounting and purchase price allocation for the H&N Business are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets, such as intangible assets, deferred income taxes and property, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. There were no material updates to the purchase accounting and purchase price allocation for the six months ended June 30, 2018. For additional information regarding the acquisition of the H&N Business, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 4 - REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the three and six months ended June 30, 2018, 99 percent of the Company's sales related to product sales (98 percent in the three and six months ended June 30, 2017). The remaining sales were primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

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

The transaction price includes estimates for reductions in revenue from customer rebates and rights of return on product sales. These amounts are estimated based upon the most likely amount of consideration to which the customer will be entitled. The Company’s obligation for rights of return is limited primarily to the Agriculture segment. All estimates are based on historical experience, anticipated performance, and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. All estimates for variable consideration are reassessed periodically.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At June 30, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $99 million and unfulfilled performance obligations for the licensing of technology of $228 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and business or major product line and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2018
In millions
Crop Protection	$1,853	$3,348
Seed	3,877	6,190
Agriculture	$5,730	$9,538
Coatings & Performance Monomers	$1,084	$2,025
Consumer Solutions	1,515	2,878
Performance Materials & Coatings	$2,599	$4,903
Construction Chemicals	$226	$408
Industrial Solutions	1,198	2,357
Polyurethanes & CAV	2,458	4,828
Other	3	7
Industrial Intermediates & Infrastructure	$3,885	$7,600
Hydrocarbons & Energy	$1,853	$3,653
Packaging and Specialty Plastics	4,246	8,456
Packaging & Specialty Plastics	$6,099	$12,109
Advanced Printing	$136	$258
Display & Other Technologies	82	142
Interconnect Solutions	298	579
Photovoltaic & Advanced Materials	282	571
Semiconductor Technologies	405	806
Electronics & Imaging	$1,203	$2,356
Industrial Biosciences	$561	$1,102
Nutrition & Health	1,214	2,393
Nutrition & Biosciences	$1,775	$3,495
Nylon Enterprise & Polyester	$699	$1,367
Performance Resins	486	837
Performance Solutions	283	689
Transportation & Advanced Polymers	$1,468	$2,893
Aramids	$398	$791
Construction	435	820
TYVEK® Enterprise	316	608
Water Solutions	262	491
Safety & Construction	$1,411	$2,710
Corporate	$75	$151
Total	$24,245	$45,755

Net Trade Revenue by Geographic Region	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2018
In millions
U.S. & Canada	$10,452	$18,361
EMEA [1]	6,294	13,213
Asia Pacific	5,398	10,188
Latin America	2,101	3,993
Total	$24,245	$45,755

1.	Europe, Middle East and Africa.

Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. "Contract liabilities - current" primarily reflects deferred revenue from prepayments in the Agriculture segment for contracts with customers where the Company receives advance payments for product to be delivered in future periods. "Contract liabilities - noncurrent" includes advance payment for product that the Company has received from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract. The Company classifies deferred revenue as current (12 months or less) or noncurrent based on the timing of when the Company expects to recognize revenue.

Revenue recognized in the first six months of 2018 from amounts included in contract liabilities at the beginning of the period was approximately $1,925 million. The decrease in deferred revenue from December 31, 2017 to June 30, 2018 was primarily due to the timing of seed deliveries to customers for the growing season in U.S. & Canada in the Agriculture segment. In the first six months of 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	Jun 30, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$15,379	$87	$11,314
Contract assets - current [1]	$82	$58	$—
Contract assets - noncurrent [2]	$45	$43	$—
Contract liabilities - current [3]	$544	$52	$2,131
Contract liabilities - noncurrent [4]	$1,496	$117	$1,413

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES (CREDITS) - NET
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $845 million to $935 million of severance and related benefit costs; $400 million to $540 million of asset write-downs and write-offs; and $400 million to $450 million of costs associated with exit and disposal activities. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

As a result of these actions, the Company recorded pretax restructuring charges of $874 million in 2017, consisting of severance and related benefit costs of $510 million, asset write-downs and write-offs of $290 million and costs associated with exit and disposal activities of $74 million.

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $182 million, consisting of severance and related benefit costs of $122 million, asset write-downs and write-offs of $33 million and costs associated with exit and disposal activities of $27 million. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $442 million, consisting of severance and related benefit costs of $294 million, asset write-downs and write-offs of $81 million and costs associated with exit and disposal activities of $67 million. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The Company expects to record additional restructuring charges in 2018 and 2019 and expects the Synergy Program to be completed by the end of 2019.

The following table summarizes the activities related to the Synergy Program. At June 30, 2018, $469 million was included in "Accrued and other current liabilities" ($377 million at December 31, 2017) and $148 million was included in "Other noncurrent obligations" ($133 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$510	$290	$74	$874
Charges against the reserve	—	(290)	—	(290)
Non-cash compensation	(7)	—	—	(7)
Cash payments	(64)	—	(3)	(67)
Reserve balance at Dec 31, 2017	$439	$—	$71	$510
2018 restructuring charges [1]	294	81	67	442
Charges against the reserve	—	(81)	—	(81)
Cash payments	(194)	—	(58)	(252)
Net translation adjustment	(2)	—	—	(2)
Reserve balance at Jun 30, 2018	$537	$—	$80	$617

1.	Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income.

Restructuring charges recorded for severance and related benefit costs were related to Corporate. The Company recorded restructuring charges of $27 million for costs of associated with exit and disposal activities for the three months ended June 30, 2018 related to Agriculture (charge of $23 million), Safety & Construction (charge of $9 million) and Corporate (benefit of $5 million). Restructuring charges of $67 million for costs associated with exit and disposal activities for the six months ended June 30, 2018 related to Agriculture (charge of $37 million), Industrial Intermediates & Infrastructure (charge of $11 million), Packaging & Specialty Plastics (charge of $3 million), Transportation & Advanced Polymers (benefit of $1 million), Safety & Construction (charge of $16 million) and Corporate (charge of $1 million).

The Company recorded restructuring charges for asset write-downs and write-offs for the three months ended June 30, 2018, of $33 million, related to Agriculture ($14 million), Electronics & Imaging ($1 million), Safety & Construction ($3 million) and Corporate ($15 million). The Company recorded restructuring charges for asset write-downs and write-offs for the six months ended June 30, 2018, of $81 million, related to Agriculture ($58 million), Safety & Construction ($3 million), Electronics & Imaging ($2 million) and Corporate ($18 million).

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

For the three months ended June 30, 2018, Dow recorded pretax restructuring charges of $7 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $15 million for costs associated with exit and disposal activities. For the six months ended June 30, 2018, Dow recorded pretax restructuring charges of $6 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $14 million for costs associated with exit and disposal activities. The impact of these charges is shown as "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The 2016 restructuring activities were substantially complete at June 30, 2018, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time.

The following table summarizes the activities related to Dow's 2016 restructuring reserve:

2016 Restructuring	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2017	$51	$17	$68
Adjustments to the reserve [1]	(8)	14	6
Cash payments	(37)	(4)	(41)
Reserve balance at Jun 30, 2018	$6	$27	$33

1.
Included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. The adjustment to severance and related benefit costs was related to Corporate. The adjustments to costs associated with exit and disposal activities were related to Performance Materials & Coatings.

NOTE 6 - SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended June 30, 2018, "Sundry income (expense) - net" was income of $178 million (income of $322 million for the three months ended June 30, 2017). For the six months ended June 30, 2018, "Sundry income (expense) - net" was income of $293 million (expense of $122 million for the six months ended June 30, 2017).

The following table provides the most significant transactions recorded in "Sundry income (expense) - net" for the three and six months ended June 30, 2018 and 2017:

Sundry Income (Expense) - Net	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Non-operating pension and other postretirement benefit plan net credit [1]	$113	$1	$223	$2
Interest income	$51	$22	$106	$47
Gain on sales of other assets and investments [2]	$35	$133	$69	$137
Adjustment related to Dow Silicones ownership restructure	$(41)	$—	$(41)	$—
Foreign exchange gains (losses), net [3]	$(57)	$(30)	$(205)	$(56)
Gain related to Nova patent infringement award [4]	$—	$137	$—	$137
Loss related to Dow's Bayer CropScience arbitration matter [4]	$—	$—	$—	$(469)

1.	Presented in accordance with newly implemented ASU 2017-07. See Notes 1 and 2 for additional information.

2.	Includes a $20 million gain in the first quarter of 2018 related to Dow's sale of its equity interest in MEGlobal.

3.	Includes a $50 million foreign exchange loss in the first quarter of 2018, related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

4.	See Note 13 for additional information.

Accounts and Notes Receivable - Trade
“Accounts and notes receivable - Trade” was $15,379 million at June 30, 2018 and $11,314 million at December 31, 2017. Notes receivable, which is a component of “Accounts and notes receivable - Trade," was $1,740 million at June 30, 2018 and $309 million at December 31, 2017. The increase was primarily due to normal seasonality in the sales and cash collections cycle in the Agriculture segment. No other components of “Accounts and notes receivable - Trade” were more than 10 percent of the total of “Accounts and notes receivable - Trade."

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented in the consolidated balance sheets to the total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

Reconciliation of Cash, Cash Equivalents and Restricted Cash	Jun 30, 2018	Dec 31, 2017	Jun 30, 2017
In millions
Cash and cash equivalents	$9,244	$13,438	$6,218
Restricted cash and cash equivalents [1]	561	577	15
Total cash, cash equivalents and restricted cash	$9,805	$14,015	$6,233
1. Included in "Other current assets" in the consolidated balance sheets.

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. At June 30, 2018, $516 million of the restricted cash balance was related to the Trust ($558 million at December 31, 2017).

NOTE 7 - INCOME TAXES
On December 22, 2017, The Act was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At June 30, 2018, the Company has not completed its accounting for the tax effects of The Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. In the three and six months ended June 30, 2018, charges of $7 million and $24 million were recorded to “Provision for income taxes on continuing operations" to adjust the provisional amount related to the remeasurement of the Company's deferred tax balance, resulting in a net benefit of $2,642 million since the enactment of The Act.

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

•
In the six months ended June 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2018 and 2017:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]	Jun 30, 2018	Jun 30, 2017 [1]
Income from continuing operations, net of tax	$1,803	$1,359	$2,956	$2,274
Net income attributable to noncontrolling interests	(35)	(38)	(79)	(65)
Net income attributable to participating securities [2]	(7)	(6)	(13)	(10)
Income from continuing operations attributable to common stockholders	$1,761	$1,315	$2,864	$2,199
Loss from discontinued operations, net of tax	—	—	(5)	—
Net income attributable to common stockholders	$1,761	$1,315	$2,859	$2,199

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.76	$1.08	$1.24	$1.82
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to common stockholders	$0.76	$1.08	$1.24	$1.82

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017 [1]	Jun 30, 2018	Jun 30, 2017 [1]
In millions
Income from continuing operations, net of tax	$1,803	$1,359	$2,956	$2,274
Net income attributable to noncontrolling interests	(35)	(38)	(79)	(65)
Net income attributable to participating securities [2]	(7)	(6)	(13)	(10)
Income from continuing operations attributable to common stockholders	$1,761	$1,315	$2,864	$2,199
Loss from discontinued operations, net of tax	—	—	(5)	—
Net income attributable to common stockholders	$1,761	$1,315	$2,859	$2,199

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.76	$1.07	$1.23	$1.79
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to common stockholders	$0.76	$1.07	$1.23	$1.79

Share Count Information	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Shares in millions
Weighted-average common shares - basic	2,308.9	1,211.8	2,312.9	1,207.2
Plus dilutive effect of equity compensation plans	14.7	17.2	16.1	18.3
Weighted-average common shares - diluted	2,323.6	1,229.0	2,329.0	1,225.5
Stock options and restricted stock units excluded from EPS calculations [3]	9.7	2.2	7.5	1.7

1.	Prior period amounts have been updated to conform with the current year presentation.

2.	Dow restricted stock units (formerly termed deferred stock) are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

3.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Jun 30, 2018	Dec 31, 2017
In millions
Finished goods	$9,303	$9,701
Work in process	3,542	4,512
Raw materials	1,478	1,267
Supplies	1,176	1,296
Total	$15,499	$16,776
Adjustment of inventories to a LIFO basis	131	216
Total inventories [1]	$15,630	$16,992

1.	In the first quarter of 2018, the Company adopted Topic 606, which resulted in a cumulative effect change to the Company's January 1, 2018 inventory balance. See Note 1 for additional information.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects the carrying amounts of goodwill by reportable segment:

Goodwill	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Total
In millions
Net goodwill at Dec 31, 2017	$14,873	$3,669	$1,101	$5,044	$8,175	$13,200	$6,870	$6,595	$59,527
Measurement period adjustments - Merger [1]	6	—	—	75	36	34	128	115	394
Measurement period adjustments - H&N Business [1]	—	—	—	—	—	11	—	—	11
Other	—	20	—	—	—	(20)	—	—	—
Foreign currency impact	(269)	(21)	(3)	(2)	(39)	(120)	(34)	(40)	(528)
Net goodwill at Jun 30, 2018	$14,610	$3,668	$1,098	$5,117	$8,172	$13,105	$6,964	$6,670	$59,404

1.	Final determination of the goodwill value assignment may result in adjustments to the preliminary value recorded.

Other Intangible Assets
The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets	Jun 30, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$7,751	$(2,194)	$5,557	$7,627	$(1,834)	$5,793
Software	1,479	(833)	646	1,420	(780)	640
Trademarks/tradenames	1,775	(664)	1,111	1,814	(596)	1,218
Customer-related	14,357	(2,499)	11,858	14,537	(2,151)	12,386
Microbial cell factories	391	(14)	377	397	(6)	391
Favorable supply contracts	475	(64)	411	495	(17)	478
Other [1]	621	(183)	438	703	(166)	537
Total other intangible assets with finite lives	$26,849	$(6,451)	$20,398	$26,993	$(5,550)	$21,443
Intangible assets with indefinite lives:
In-process research and development	680	—	680	710	—	710
Germplasm [2]	6,265	—	6,265	6,265	—	6,265
Trademarks/tradenames	4,759	—	4,759	4,856	—	4,856
Total other intangible assets	$38,553	$(6,451)	$32,102	$38,824	$(5,550)	$33,274

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Other intangible assets, excluding software	$488	$157	$962	$312
Software, included in "Cost of sales"	$25	$20	$48	$40

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$1,984
2019	$1,926
2020	$1,879
2021	$1,831
2022	$1,753
2023	$1,715

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

In the fourth quarter of 2017, Dow suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. Dow has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of Dow.

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

Interests Held	Jun 30, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$24	$677
Percentage of anticipated credit losses	36.81%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three and six months ended June 30, 2018 and 2017.

Following is an analysis of certain cash flows between Dow and the conduits:

Cash Proceeds	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017

Collections reinvested in revolving receivables	$—	$6,051	$—	$11,732
Interests in conduits [1]	$211	$1,363	$656	$1,914

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

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Jun 30, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$36	$82
Trade accounts receivable outstanding and derecognized	$36	$612

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
A summary of Dow and DuPont's notes payable, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

2018 Activity
In the first six months of 2018, Dow redeemed $333 million of 5.7 percent notes at maturity, and an aggregate principal amount of $20 million of International Notes ("InterNotes") at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. Dow also called an aggregate principal amount of $125 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, Dow recognized a pretax loss of $1 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

In May 2018, Dow gave notice to call an additional $218 million of tax-exempt bonds with original maturity dates in 2033, which were repaid on July 16, 2018.

2017 Activity
In the first six months of 2017, Dow redeemed $30 million aggregate principal amount of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

Dow Term Loan Facility
In connection with the Dow Silicones ownership restructure on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Dow Term Loan Facility"). Dow subsequently guaranteed the obligations of Dow Silicones under the Dow Term Loan Facility and, as a result, the covenants and events of default applicable to the Dow Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2018, Dow Silicones exercised a 19-month extension option making amounts borrowed under the Dow Term Loan Facility repayable on December 30, 2019. In addition, Dow Silicones amended the Dow Term Loan Facility to include an additional 2-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent.

DuPont Term Loan and Revolving Credit Facilities
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At June 30,

2018, DuPont had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3.0 billion under the Term Loan Facility. In addition, in 2018 DuPont amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

DuPont Repurchase Facility
In February 2018, DuPont entered into a new committed receivable repurchase facility of up to $1,300 million (the "2018 Repurchase Facility") which expires in December 2018. Under the 2018 Repurchase Facility, DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The 2018 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2018 Repurchase Facility have an interest rate of LIBOR plus 0.75 percent.

At June 30, 2018, $1,208 million of notes receivable, recorded in "Accounts and notes receivable - Trade," were pledged as collateral against outstanding borrowings under the 2018 Repurchase Facility of $1,150 million, recorded in "Notes payable" on the consolidated balance sheets.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to the Subsidiaries' outstanding long-term debt and primary, private credit agreements in the first six months of 2018. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at June 30, 2018.

Union Carbide's asbestos related liability for pending and future claims and defense and processing costs was $1,310 million at June 30, 2018. Approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

On March 1, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the arbitral award. As a result of this action, in the first quarter of 2017, DAS recorded a loss of $469 million, inclusive of the arbitral award and post-judgment interest, which was included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Agriculture segment. On May 26, 2017, DAS paid the $469 million arbitral award to Bayer as a result of that decision. On September 11, 2017, DAS filed a petition for writ of certiorari with the United States Supreme Court to review the case, but the Court denied DAS’s petition. The litigation is now concluded with no risk of further liability.

Rocky Flats Matter
A summary of the Rocky Flats Matter can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dow and Rockwell International Corporation ("Rockwell") (collectively, the "defendants") were defendants in a class action lawsuit filed in 1990 on behalf of property owners ("plaintiffs") in Rocky Flats, Colorado, who asserted claims for nuisance and trespass based on alleged property damage caused by plutonium releases from a nuclear weapons facility owned by the U.S. Department of Energy ("DOE") but operated by Dow and Rockwell. The plaintiffs tried their case as a public liability action under the Price Anderson Act ("PAA"). Dow and Rockwell litigated this matter in the U.S. District Court for the District of Colorado, the U.S. Tenth Circuit Court of Appeals and then filed a petition for writ of certiorari in the United States Supreme Court. On May 18, 2016, Dow, Rockwell and the plaintiffs entered into a settlement agreement for $375 million, of which $131 million was paid by Dow. The DOE authorized the settlement pursuant to the PAA and the nuclear hazards indemnity provisions contained in Dow's and Rockwell's contracts. On April 28, 2017, the District Court conducted a fairness hearing and granted final judgment approving the class settlement and dismissed class claims against the defendants ("final judgment order").

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At June 30, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $126 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at June 30, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,047 million at June 30, 2018.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appears to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At June 30, 2018, the liability related to Dow Silicones' potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $80 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Silicones, Dow is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at June 30, 2018 or December 31, 2017.

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

Separation of DuPont's Performance Chemicals Segment
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Separation"). In connection with the Separation, DuPont and The Chemours Company (“Chemours”) entered into a Separation agreement (the "Separation Agreement"). Pursuant to the Separation Agreement and the amendment to the Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, DuPont records an indemnification asset when recovery is deemed probable. At June 30, 2018, the indemnification assets were $87 million included in "Accounts and notes receivable - Other" and $324 million included in "Noncurrent receivables" along with the corresponding liabilities of $87 million recorded in "Accrued and other current liabilities" and $324 million included in "Other noncurrent obligations" in the consolidated balance sheets.

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Separation Agreement discussed above, DuPont is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $16 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain DuPont sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At June 30, 2018, DuPont had an accrual of $16 million related to these obligations and voluntary commitments. DuPont recorded an indemnification asset corresponding to the accrual balance at June 30, 2018.

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

Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits were consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio.

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

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At June 30, 2018, about 35 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against DuPont in West Virginia and Ohio.

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

Water Utility and Related Actions
Actions filed by local water utilities pending in Alabama state and New Jersey federal court allege contamination from PFOA, and in the case of the Alabama action, perfluorinated chemicals and compounds, including PFOA (“PFCs”), used in co-defendant manufacturers’ operations. In February 2018, the State of Ohio filed an action in Ohio state court alleging natural resource damages from historical PFOA emissions from the Washington Works site. The plaintiffs in these actions seek monetary damages, remediation and other costs / damages.

While it is reasonably possible that DuPont could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying DuPont in these matters in accordance with the amendment to the Separation Agreement discussed below.

Amendment to Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Separation Agreement will continue unchanged. There have been no charges incurred by DuPont under this arrangement through June 30, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Separation Agreement.

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

In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. DuPont has been served with additional subpoenas relating to the same issue and in the second quarter of 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. It is possible that these ongoing inquiries and investigations, including the grand jury subpoena, could result in penalties or sanctions, or that additional litigation will be instituted against Chemours and/or DuPont.

At June 30, 2018, several actions are pending in federal court against Chemours and DuPont. These actions have been consolidated into a single purported class action, on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility and seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public Utility Authority and Brunswick County, North Carolina, have been consolidated into one action for purposes of litigation and seek actual and punitive damages as well as injunctive relief. In addition, an action remains pending in North Carolina state court on behalf of about 100 plaintiffs who own property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Management believes the probability of loss with respect to these actions is remote.

DuPont has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At June 30, 2018, Chemours is defending and indemnifying DuPont in the pending civil actions.

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

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing Dow's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," Dow recorded a $160 million pretax gain in the second quarter of 2017, related to the Packaging & Specialty Plastics segment, of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At June 30, 2018, Dow had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2018, the Company had accrued obligations of $1,260 million for probable environmental remediation and restoration costs, including $203 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $1,311 million for probable environmental remediation and restoration costs, including $219 million for the remediation of Superfund sites.

Pursuant to the DuPont and Chemours Separation Agreement, DuPont is indemnified by Chemours for certain environmental matters, included in the liability of $1,260 million, that have an estimated liability of $236 million at June 30, 2018, and a potential exposure that ranges up to approximately $420 million above the current accrual. As such, DuPont has recorded an indemnification asset of $236 million corresponding to its accrual balance related to these matters at June 30, 2018, including $41 million related to Superfund sites.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Jun 30, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability

Dow guarantees	2023	$4,572	$45	2023	$4,774	$49
Dow residual value guarantees	2027	895	132	2027	889	135
Total Dow guarantees		$5,467	$177		$5,663	$184
DuPont guarantees	2022	$256	$—	2022	$260	$—
DuPont residual value guarantees	2029	36	—	2029	37	—
Total DuPont guarantees		$292	$—		$297	$—
Total guarantees		$5,759	$177		$5,960	$184

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

Dow has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.4 billion of Total Project Financing outstanding at June 30, 2018 ($12.4 billion at December 31, 2017). Dow's guarantee of the Total Project Financing is in proportion to Dow's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is expected by the middle of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Subsidiaries provide guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2018 and 2017:

Accumulated Other Comprehensive Loss [1]	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	38	632	—	(73)	597
Amounts reclassified from accumulated other comprehensive income (loss)	(30)	(6)	203	(16)	151
Net other comprehensive income (loss)	$8	$626	$203	$(89)	$748
Balance at Jun 30, 2017	$51	$(1,755)	$(7,186)	$(184)	$(9,074)

Balance at Jan 1, 2018 [2]	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(41)	(1,058)	9	75	(1,015)
Amounts reclassified from accumulated other comprehensive income (loss)	2	(2)	248	44	292
Net other comprehensive income (loss)	$(39)	$(1,060)	$257	$119	$(723)
Reclassification of stranded tax effects [3]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at Jun 30, 2018	$(23)	$(3,102)	$(7,593)	$(14)	$(10,732)

1.	Prior period amounts have been updated to conform with the current period presentation.

2.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

3.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 were as follows:

Tax Benefit (Expense)	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Unrealized gains (losses) on investments	$(3)	$(4)	$(9)	$4
Cumulative translation adjustments	25	8	20	26
Pension and other postretirement benefit plans	34	48	60	95
Derivative instruments	17	(7)	10	(21)
Tax benefit from income taxes related to other comprehensive income items	$73	$45	$81	$104

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Six Months Ended		Consolidated Statements of Income Classification
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Unrealized gains (losses) on investments	$1	$(35)	$3	$(47)	See (1) below
Tax expense (benefit)	—	13	(1)	17	See (2) below
After tax	$1	$(22)	$2	$(30)
Cumulative translation adjustments	$(2)	$(6)	$(2)	$(6)	See (3) below
Pension and other postretirement benefit plans	$156	$149	$310	$298	See (4) below
Tax benefit	(34)	(48)	(62)	(95)	See (2) below
After tax	$122	$101	$248	$203
Derivative Instruments	$26	$(8)	$52	$(15)	See (5) below
Tax benefit	(3)	—	(8)	(1)	See (2) below
After tax	$23	$(8)	$44	$(16)
Total reclassifications for the period, after tax	$144	$65	$292	$151

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.	"Sundry income (expense) - net."

4.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 16 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017:

Noncontrolling Interests	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Balance at beginning of period	$1,664	$1,274	$1,597	$1,242
Net income attributable to noncontrolling interests	35	38	79	65
Distributions to noncontrolling interests [1]	(46)	(27)	(73)	(48)
Noncontrolling interests from Merger [2]	—	—	56	—
Deconsolidation of noncontrolling interests [3]	—	(119)	—	(119)
Cumulative translation adjustments	(34)	3	(40)	28
Other	1	(1)	1	—
Balance at end of period	$1,620	$1,168	$1,620	$1,168

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income, totaled $6 million for the three months ended June 30, 2018 ($3 million for the three months ended June 30, 2017) and $6 million for the six months ended June 30, 2018 ($3 million for the six months ended June 30, 2017).

2.	Reflects a measurement period adjustment. See Note 3 for additional information.

3.	On June 30, 2017, Dow sold its ownership interest in SKC Haas Display Films group of companies.

NOTE 16 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Dow and DuPont did not merge their defined benefit pension and other postretirement benefit plans as a result of the Merger. The following table provides the components of net periodic benefit cost for Dow and DuPont's significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Defined Benefit Pension Plans:
Service cost	$165	$126	$332	$251
Interest cost	406	220	814	439
Expected return on plan assets	(705)	(385)	(1,414)	(768)
Amortization of prior service credit	(6)	(6)	(12)	(12)
Amortization of net loss	169	158	340	315
Curtailment/settlement [1]	(4)	(6)	(4)	(6)
Net periodic benefit cost	$25	$107	$56	$219
Other Postretirement Benefits:
Service cost	$5	$3	$10	$6
Interest cost	33	13	65	27
Amortization of net gain	(6)	(1)	(12)	(3)
Net periodic benefit cost	$32	$15	$63	$30
1. The 2018 impact relates to the curtailment and settlement of pension plans in the U.S. and Australia. The 2017 impact relates to the curtailment and settlement of a pension plan in Korea.

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

Dow Stock Incentive Plan
Dow grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Effective with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont Common Stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Most of Dow's stock-based compensation awards are granted in the first quarter of each year. There was minimal grant activity in the second quarter of 2018.

In the first quarter of 2018, Dow granted the following stock-based compensation awards to employees under the 2012 Plan:

•	6.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	1.9 million restricted stock units ("RSUs") (formerly termed deferred stock) with a weighted-average fair value of $71.83 per share.

Effective with the first quarter of 2018 grant, Dow began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

DuPont Equity Incentive Plan
DuPont grants stock-based compensation to certain employees, directors, and consultants through grants of stock options, time-vested RSUs, and performance-based restricted stock units (“PSUs”) under the DuPont Equity Incentive Plan ("DuPont EIP"). The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date. Most of these awards have been granted annually in the first quarter of each calendar year. There was minimal grant activity in the second quarter of 2018.

In the first quarter of 2018, DuPont granted the following stock-based compensation awards under the DuPont EIP:

•	3.3 million stock options with a weighted-average exercise price of $71.85 per share and a weighted-average fair value of $15.46 per share; and

•	0.8 million RSUs with a weighted-average fair value of $71.75 per share.

NOTE 18 - FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at June 30, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Jun 30, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$4,279	$—	$—	$4,279	$6,927	$—	$—	$6,927
Restricted cash equivalents [1,2]	$516	$—	$—	$516	$558	$—	$—	$558
Marketable securities:
Available-for-sale [3]	$131	$2	$—	$133	$4	$—	$—	$4
Held-to-maturity [1,4]	374	—	—	374	952	—	—	952
Total marketable securities	$505	$2	$—	$507	$956	$—	$—	$956
Other investments:
Debt securities:
Government debt [5]	$678	$8	$(24)	$662	$637	$13	$(11)	$639
Corporate bonds	913	22	(28)	907	704	32	(3)	733
Total debt securities	$1,591	$30	$(52)	$1,569	$1,341	$45	$(14)	$1,372
Equity securities [6]	$154	$20	$(13)	$161	$164	$2	$(26)	$140
Total other investments	$1,745	$50	$(65)	$1,730	$1,505	$47	$(40)	$1,512
Total cash and restricted cash equivalents, marketable securities and other investments	$7,045	$52	$(65)	$7,032	$9,946	$47	$(40)	$9,953
Long-term debt including debt due within one year [7]	$(31,456)	$467	$(1,312)	$(32,301)	$(32,123)	$69	$(2,121)	$(34,175)
Derivatives relating to:
Interest rates	$—	$—	$(39)	$(39)	$—	$—	$(4)	$(4)
Commodities [8]	—	163	(212)	(49)	—	130	(256)	(126)
Foreign currency	—	301	(79)	222	—	31	(159)	(128)
Total derivatives	$—	$464	$(330)	$134	$—	$161	$(419)	$(258)

1.	Prior period amounts were updated to conform with the current year presentation.

2.	Classified as "Other current assets" in the consolidated balance sheets.

3.	Available-for-sale securities with maturities of less than one year at the time of purchase.

4.	Held-to-maturity securities with maturities of more than three months to less than one year at the time of purchase.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

7.
Cost includes fair value adjustments of $419 million at June 30, 2018 and $492 million at December 31, 2017, related to the accounting for the Merger. Cost also includes fair value hedge adjustments of $18 million at June 30, 2018 and $19 million at December 31, 2017 on $2,990 million of debt.

8.	Presented net of cash collateral.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the six months ended June 30, 2018 and 2017:

Investing Results [1]	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017
Proceeds from sales of available-for-sale securities	$625	$132
Gross realized gains	$15	$3
Gross realized losses	$(18)	$—
1. Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

For the six months ended June 30, 2018, $1,576 million of marketable securities matured.

Equity Securities
The Company's investments in equity securities with a readily determinable fair value totaled $161 million at June 30, 2018 ($140 million at December 31, 2017). The net unrealized loss recognized in earnings on equity securities totaled $1 million for the three months ended June 30, 2018, and an unrealized gain of $7 million for the six months ended June 30, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $96 million at June 30, 2018, reflecting the cost of the investments. There were no adjustments to the cost basis of these investments for impairment or observable price changes for the three and six months ended June 30, 2018.

Derivatives
Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

The Company had $2,536 million notional United States dollar equivalent open interest rate derivatives designated as cash flow hedges at June 30, 2018, with a net loss included in AOCL of $30 million after tax (net loss of $3 million after tax at December 31, 2017). These contracts had maturity dates that extend to 2022.

The following tables provide the fair value and balance sheet classification of derivative instruments at June 30, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Jun 30, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$1	$(1)	$—
Foreign currency contracts	Other current assets	158	(42)	116
Commodity contracts	Other current assets	53	(4)	49
Commodity contracts	Deferred charges and other assets	104	(2)	102
Total		$316	$(49)	$267
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$282	$(97)	$185
Commodity contracts	Other current assets	11	(4)	7
Commodity contracts	Deferred charges and other assets	6	(1)	5
Total		$299	$(102)	$197
Total asset derivatives		$615	$(151)	$464

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$40	$(1)	$39
Foreign currency contracts	Accrued and other current liabilities	44	(42)	2
Commodity contracts	Accrued and other current liabilities	94	(5)	89
Commodity contracts	Other noncurrent obligations	115	(2)	113
Total		$293	$(50)	$243
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$130	$(53)	$77
Commodity contracts	Accrued and other current liabilities	6	(4)	2
Commodity contracts	Other noncurrent obligations	9	(1)	8
Total		$145	$(58)	$87
Total liability derivatives		$438	$(108)	$330

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $6 million at June 30, 2018 ($26 million at December 31, 2017). Counterparties posted cash collateral of $43 million with the Company at June 30, 2018 (zero at December 31, 2017).

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $259 million for the three months ended June 30, 2018 ($193 million loss for the three months ended June 30, 2017) and a gain of $61 million for the six months ended June 30, 2018 ($160 million loss for the six months ended June 30, 2017). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, a $27 million loss for commodity contracts and a $9 million gain for foreign currency contracts.

NOTE 19 - FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Jun 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$—	$4,795	$—	$4,795
Marketable securities [2]	—	507	—	507
Interests in trade accounts receivable conduits [3]	—	—	24	24
Equity securities [4]	22	139	—	161
Debt securities: [4]
Government debt [5]	—	662	—	662
Corporate bonds	—	907	—	907
Derivatives relating to: [6]
Interest rates	—	1	—	1
Commodities	39	135	—	174
Foreign currency	—	440	—	440
Total assets at fair value	$61	$7,586	$24	$7,671
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$32,301	$—	$32,301
Derivatives relating to: [6]
Interest rates	—	40	—	40
Commodities	20	204	—	224
Foreign currency	—	174	—	174
Total liabilities at fair value	$20	$32,719	$—	$32,739

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

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and six months ended June 30, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
In millions
Balance at beginning of period	$234	$1,663	$677	$1,237
Gain (loss) included in earnings [2]	1	(2)	3	(2)
Purchases [3]	—	1,386	—	2,363
Settlements [3]	(211)	(1,363)	(656)	(1,914)
Balance at end of period	$24	$1,684	$24	$1,684

1.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

2.	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

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

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, research and development ("R&D") and corporate facilities around the world. In the first six months of 2018, manufacturing facilities and related assets and R&D facilities associated with this plan were written down to zero. The impairment charges related to the Synergy Program, totaling $75 million, were included in "Restructuring and asset related charges (credits) - net" in the consolidated statements of income. See Note 5 for additional information on the Company's restructuring activities.

NOTE 20 - VARIABLE INTEREST ENTITIES
A summary of Dow and DuPont's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. DuPont did not hold a variable interest in any joint ventures at June 30, 2018, for which it is the primary beneficiary. In addition, the maximum exposure to loss related to the nonconsolidated VIEs for which DuPont did hold a variable interest at June 30, 2018, is not considered material to the consolidated financial statements. The following discussion addresses variable interests held by Dow.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which Dow is the primary beneficiary. The other equity holders’ interests are reflected in "Net income attributable to noncontrolling interests" in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Jun 30, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$116	$107
Other current assets	129	131
Net property	786	907
Other noncurrent assets	47	50
Total assets [1]	$1,078	$1,195
Current liabilities	$325	$303
Long-Term debt	147	249
Other noncurrent obligations	35	41
Total liabilities [2]	$507	$593

1.	All assets were restricted at June 30, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at June 30, 2018 and December 31, 2017.

In addition, Dow holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of $7 million (zero restricted) at June 30, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of less than $1 million (zero nonrecourse) at June 30, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at June 30, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at June 30, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which Dow is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Jun 30, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(717)	$(752)
Silicon joint ventures	Equity method investments [2]	$102	$103
AgroFresh Solutions, Inc	Equity method investment [2]	$42	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at June 30, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three and six months ended June 30, 2018) and pro forma Operating EBITDA (for the three and six months ended June 30, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures are provided on the following page. The Company also presents pro forma net sales for the three and six months ended June 30, 2017, as it is included in management's measure of segment performance and is regularly reviewed by the CODM. Prior year data has been updated to conform with the current year presentation.

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

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Three months ended Jun 30, 2018
Net sales	$5,730	$2,599	$3,885	$6,099	$1,203	$1,775	$1,468	$1,411	$75	$24,245
Operating EBITDA [1]	$1,685	$569	$682	$1,330	$372	$433	$446	$341	$(182)	$5,676
Equity in earnings (losses) of nonconsolidated affiliates	$3	$36	$96	$108	$6	$5	$1	$8	$(13)	$250
Three months ended Jun 30, 2017
Net sales	$1,629	$2,273	$3,015	$5,079	$677	$277	$298	$490	$96	$13,834
Pro forma net sales	$4,595	$2,255	$3,013	$5,428	$1,221	$1,494	$1,284	$1,329	$98	$20,717
Pro forma Operating EBITDA [2]	$1,165	$540	$417	$1,163	$410	$318	$308	$262	$(190)	$4,393
Equity in earnings (losses) of nonconsolidated affiliates	$2	$41	$(13)	$33	$—	$2	$—	$—	$(11)	$54
Six months ended Jun 30, 2018
Net sales	$9,538	$4,903	$7,600	$12,109	$2,356	$3,495	$2,893	$2,710	$151	$45,755
Operating EBITDA [1]	$2,576	$1,197	$1,336	$2,631	$729	$851	$883	$695	$(351)	$10,547
Equity in earnings (losses) of nonconsolidated affiliates	$2	$77	$245	$167	$13	$8	$4	$13	$(22)	$507
Six months ended Jun 30, 2017
Net sales	$3,197	$4,352	$5,866	$10,104	$1,332	$534	$588	$924	$167	$27,064
Pro forma net sales	$9,644	$4,318	$5,860	$10,810	$2,385	$2,918	$2,535	$2,542	$172	$41,184
Pro forma Operating EBITDA [2]	$2,626	$1,021	$929	$2,277	$737	$635	$629	$554	$(401)	$9,007
Equity in earnings (losses) of nonconsolidated affiliates	$4	$132	$60	$66	$—	$6	$—	$—	$(18)	$250

1.	A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided on the following page.

2.	A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBITDA is provided on the following page.

In preparation for the Intended Business Separations, effective July 1, 2018, the results of the HSC Group joint ventures will be realigned from Performance Materials & Coatings to Electronics & Imaging. The information above does not reflect this realignment.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three and Six Months Ended Jun 30, 2018	Three Months Ended	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2018
Income from continuing operations, net of tax	$1,803	$2,956
+ Provision for income taxes on continuing operations	565	954
Income from continuing operations before income taxes	$2,368	$3,910
+ Depreciation and amortization	1,496	2,980
- Interest income [1]	51	106
+ Interest expense and amortization of debt discount	360	710
- Foreign exchange gains (losses), net [1,2]	(57)	(155)
- Significant items	(1,446)	(2,898)
Operating EBITDA	$5,676	$10,547

1.	Included in "Sundry income (expense) - net."

2.
Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform during the six months ended June 30, 2018.

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBITDA for the Three and Six Months Ended Jun 30, 2017	Three Months Ended	Six Months Ended
In millions	Jun 30, 2017	Jun 30, 2017
Income from continuing operations, net of tax	$1,359	$2,274
+ Provision for income taxes on continuing operations	455	668
Income from continuing operations before income taxes	$1,814	$2,942
+ Depreciation and amortization	739	1,517
- Interest income [1]	22	47
+ Interest expense and amortization of debt discount	226	445
- Foreign exchange gains (losses), net [1]	(30)	(56)
+ Pro forma adjustments	1,284	3,045
- Adjusted significant items [2]	(322)	(1,049)
Pro forma Operating EBITDA	$4,393	$9,007

1.	Included in "Sundry income (expense) - net."

2.	Adjusted significant items, excluding the impact of one-time transaction costs directly attributable to the Merger and reflected in the pro forma adjustments.

The significant items for the three and six months ended June 30, 2018, represent actual results. The adjusted significant items for the three and six months ended June 30, 2017, are presented on a pro forma basis. The following tables summarize the pretax impact of significant items and adjusted significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended Jun 30, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Net loss on divestiture and change in joint venture ownership [1]	$24	$(41)	$—	$—	$—	$—	$—	$—	$—	$(17)
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(558)	(558)
Inventory step-up amortization [3]	(676)	—	—	(2)	—	(4)	—	—	—	(682)
Restructuring and asset related charges (credits) - net [4]	(37)	(15)	—	(3)	(1)	—	—	(12)	(121)	(189)
Total	$(689)	$(56)	$—	$(5)	$(1)	$(4)	$—	$(12)	$(679)	$(1,446)

1.	Includes a gain related to Agriculture asset sales and a loss related to post-closing adjustments related to the Dow Silicones ownership restructure.

2.	Integration and separation costs related to the Merger, post-Merger integration and Intended Business Separation activities, and costs related to the ownership restructure of Dow Silicones.

3.	Includes the fair value step-up of DuPont's inventories as a result of the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

Adjusted Significant Items by Segment for the Three Months Ended Jun 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on divestiture [1]	$—	$—	$—	$—	$—	$—	$—	$—	$7	$7
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(296)	(296)
Litigation related charges, awards and adjustments [3]	—	—	—	137	—	—	—	—	—	137
Restructuring and asset related charges (credits) - net [4]	—	3	—	—	(1)	—	(2)	(157)	9	(148)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(22)	(22)
Total	$—	$3	$—	$137	$(1)	$—	$(2)	$(157)	$(302)	$(322)

1.	Includes post-closing adjustments on the split-off of Dow's chlorine value chain.

2.	Integration and separation costs related to the Merger and the ownership restructure of Dow Silicones.

3.	Includes a patent infringement matter with Nova Chemicals Corporation. See Note 13 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

Significant Items by Segment for the Six Months Ended Jun 30, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Net gain on divestitures and change in joint venture ownership [1]	$24	$(41)	$20	$—	$—	$—	$—	$—	$—	$3
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Inventory step-up amortization [3]	(1,315)	—	—	(2)	—	(67)	—	(1)	—	(1,385)
Restructuring and asset related charges (credits) - net [4]	(95)	(14)	(11)	(9)	(2)	—	1	(19)	(302)	(451)
Income tax related item [5]	—	—	—	—	—	—	—	—	(50)	(50)
Total	$(1,386)	$(55)	$9	$(11)	$(2)	$(67)	$1	$(20)	$(1,367)	$(2,898)

1.
Includes a gain related to Dow's sale of its equity interest in MEGlobal, a gain related to Agriculture asset sales and a loss related to post-closing adjustments on the Dow Silicones ownership restructure.

2.	Integration and separation costs related to the Merger, post-Merger integration and Intended Business Separation activities, and costs related to the ownership restructure of Dow Silicones.

3.	Includes the fair value step-up of DuPont's inventories as a result of the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

5.	Includes a foreign exchange loss related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

Adjusted Significant Items by Segment for the Six Months Ended Jun 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gains on divestitures [1]	$—	$—	$—	$—	$—	$162	$—	$—	$7	$169
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(538)	(538)
Litigation related charges, awards and adjustments [3]	(469)	—	—	137	—	—	—	—	—	(332)
Restructuring and asset related charges (credits) - net [4]	—	3	—	—	(3)	(6)	(4)	(265)	(25)	(300)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(48)	(48)
Total	$(469)	$3	$—	$137	$(3)	$156	$(4)	$(265)	$(604)	$(1,049)

1.	Includes the sale of DuPont's global food safety diagnostic business and post-closing adjustments on the split-off of Dow's chlorine value chain.

2.	Integration and separation costs related to the Merger and the ownership restructure of Dow Silicones.

3.	Includes an arbitration matter with Bayer CropScience and a patent infringement matter with Nova Chemicals Corporation. See Note 13 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

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

Items Affecting Comparability of Financial Results
Due to the size of each of Dow's and DuPont's businesses prior to the Merger, in this section certain supplemental unaudited pro forma financial information is provided that assumes the Merger had been consummated on January 1, 2016. Adjustments have been made in the unaudited pro forma financial information for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) the elimination of the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) the elimination of the impact of transactions between Dow and DuPont, and (5) the elimination of the effect of consummated divestitures required as a condition of regulatory approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded. These adjustments impacted the consolidated results as well as the reportable segments. For additional information, see the Supplemental Unaudited Pro Forma Combined Financial Information in this section.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended June 30, 2018:

•
The Company reported net sales in the second quarter of 2018 of $24.2 billion, up 75 percent from $13.8 billion in the second quarter of 2017. Portfolio & Other contributed 61 percent of the sales increase (62 percent increase from the Merger, impacting all segments except Performance Materials & Coatings and Industrial Intermediates & Infrastructure, offset by a 1 percent decrease from other portfolio actions). The remainder of the increase was driven by broad-based sales growth across all segments and geographic regions.

•
Volume increased 7 percent compared with the second quarter of 2017, with increases in all operating segments, except Nutrition & Biosciences (flat), including a double-digit increase in Industrial Intermediates & Infrastructure (up 18 percent). Volume increased in all geographic regions, led by a double-digit increase in Asia Pacific (up 18 percent).

•
Local price was up 4 percent compared with the same period last year, driven primarily by broad-based pricing actions in response to higher feedstock and raw material costs. Local price increased in Performance Materials & Coatings (up 10 percent), Industrial Intermediates & Infrastructure (up 8 percent), Nutrition & Biosciences (up 3 percent), Packaging & Specialty Plastics (up 2 percent) and Safety & Construction (up 1 percent) and declined in Electronics & Imaging (down 1 percent). Price was flat in Agriculture and Transportation & Advanced Polymers. Local price increased in all geographic regions.

•	Currency had a favorable impact of 3 percent on sales, driven primarily by Europe, Middle East and Africa ("EMEA").

•
Research and development ("R&D") expenses totaled $803 million in the second quarter of 2018, up from $408 million in the second quarter of 2017. Selling, general and administrative ("SG&A") expenses were $1,933 million in the second quarter of 2018, up from $720 million in the second quarter of 2017. R&D and SG&A expenses increased primarily due to the Merger.

•
Restructuring and asset related charges (credits) - net was a $189 million charge in the second quarter of 2018, consisting of $114 million of severance and related benefit costs, $33 million of asset write-downs and write-offs and $42 million of costs associated with exit and disposal activities.

•
Integration and separation costs were $558 million in the second quarter of 2018, up from $136 million in the second quarter of 2017, primarily from post-Merger integration and Intended Business Separation activities.

•
Equity in earnings of nonconsolidated affiliates was $250 million in the second quarter of 2018, up from $54 million in the second quarter of 2017, primarily due to higher earnings from the Kuwait joint ventures and lower equity losses from Sadara Chemical Company ("Sadara").

•
Sundry income (expense) - net was income of $178 million in the second quarter of 2018, down from income of $322 million in the second quarter of 2017 which included a gain related to the Nova patent infringement award.

•	On April 25, 2018, DowDuPont announced that its Board declared a dividend of $0.38 per share, which was paid on June 15, 2018, to shareholders of record on May 31, 2018.

•	On June 25, 2018, DowDuPont announced that its Board declared a dividend of $0.38 per share, payable on September 14, 2018, to shareholders of record on August 31, 2018.

•
The Company spent $1 billion on repurchases of DowDuPont common stock in the second quarter of 2018. At June 30, 2018, $1 billion of the $4 billion share repurchase program authorization remained available for additional purchases. Although there is no timeline to complete the share repurchase program, subject to sufficient opportunities to be in the market, DowDuPont intends to repurchase approximately $1 billion of the Company's stock in the third quarter of 2018, thereby completing the share repurchase program.

In addition to the financial highlights above, the following event occurred subsequent to the second quarter of 2018:

•	Andrew N. Liveris, former Executive Chairman of DowDuPont, retired on July 1, 2018.

Selected Financial Data	Three Months Ended		Six Months Ended
In millions, except per share amounts	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$24,245	$13,834	$45,755	$27,064

Cost of sales ("COS")	$17,974	$10,761	$34,289	$20,955
Percent of net sales	74.1%	77.8%	74.9%	77.4%

Research and development expenses	$803	$408	$1,571	$827
Percent of net sales	3.3%	2.9%	3.4%	3.1%

Selling, general and administrative expenses	$1,933	$720	$3,647	$1,479
Percent of net sales	8.0%	5.2%	8.0%	5.5%

Effective tax rate	23.9%	25.1%	24.4%	22.7%

Net income available for common stockholders	$1,768	$1,321	$2,872	$2,209

Earnings per common share – basic	$0.76	$1.08	$1.24	$1.82
Earnings per common share – diluted	$0.76	$1.07	$1.23	$1.79

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$24,245	$13,834	$45,755	$27,064
Pro forma net sales		$20,717		$41,184

As Reported Net Sales in the Current Period Compared with As Reported Net Sales in the Prior Period

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Jun 30, 2018					Six Months Ended Jun 30, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	—%	2%	2%	248%	252%	—%	3%	(3)%	198%	198%
Performance Materials & Coatings	10	3	1	—	14	10	3	(1)	1	13
Industrial Intermediates & Infrastructure	8	3	18	—	29	10	4	16	—	30
Packaging & Specialty Plastics	2	3	8	7	20	1	3	9	7	20
Electronics & Imaging	(1)	1	5	73	78	—	1	3	73	77
Nutrition & Biosciences	3	3	—	535	541	3	4	4	543	554
Transportation & Advanced Polymers	—	3	6	384	393	—	4	3	385	392
Safety & Construction	1	3	3	181	188	1	3	—	189	193
Total	4%	3%	7%	61%	75%	4%	3%	6%	56%	69%
U.S. & Canada	3%	—%	6%	89%	98%	3%	—%	3%	69%	75%
EMEA	5	7	5	38	55	4	9	5	47	65
Asia Pacific	5	2	18	57	82	4	3	17	56	80
Latin America	6	—	1	30	37	6	—	2	32	40
Total	4%	3%	7%	61%	75%	4%	3%	6%	56%	69%

1.
Portfolio & Other primarily reflects sales related to the Merger (impacts all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure). Portfolio & Other also reflects the following divestitures: a portion of Dow AgroSciences' Brazil corn seed business ("DAS Divested Ag Business"), divested on November 30, 2017 (impacting Agriculture), global Ethylene Acrylic Acid copolymers and ionomers business ("EAA Business"), divested on September 1, 2017 (impacting Packaging & Specialty Plastics) and SKC Haas Display Films group of companies, divested June 30, 2017 (impacting Electronics & Imaging).

The Company reported net sales in the second quarter of 2018 of $24.2 billion, up 75 percent from $13.8 billion in the second quarter of 2017, primarily reflecting the Merger, demand growth and increased selling prices. Sales growth was broad-based with increases in all segments and geographic regions. Portfolio & Other changes contributed 61 percent of the sales increase, primarily reflecting the Merger, and impacted all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure. Volume increased 7 percent with gains in all segments, except Nutrition & Biosciences, which was flat. The most notable volume increases were in Industrial Intermediates & Infrastructure (up 18 percent), Packaging & Specialty Plastics (up 8 percent), Transportation & Advanced Polymers (up 6 percent) and Electronics & Imaging (up 5 percent). Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 18 percent). Local price was up 4 percent compared with the same period last year, in response to higher feedstock and raw material costs. Local price increased in all geographic regions and most segments, with the most notable changes in Performance Materials & Coatings (up 10 percent) and Industrial Intermediates & Infrastructure (up 8 percent), which were partially offset by Electronics & Imaging (down 1 percent). Local price in Agriculture and Transportation & Advanced Polymers was flat. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 7 percent).

Net sales for the first six months of 2018 were $45.8 billion, up 69 percent from $27.1 billion in the same period last year, reflecting the Merger, higher sales volume, increased selling prices and the favorable impact of currency. Sales growth was broad-based with increases in all segments and geographic regions. Portfolio & Other changes contributed 56 percent of the sales increase, primarily reflecting the Merger. Volume increased 6 percent compared with the same period last year, as increases in Industrial Intermediates & Infrastructure (up 16 percent), Packaging & Specialty Plastics (up 9 percent), Nutrition & Biosciences (up 4 percent) and Electronics & Imaging and Transportation & Advanced Polymers (both up 3 percent) more than offset declines in Agriculture (down 3 percent) and Performance Materials & Coatings (down 1 percent). Safety & Construction volume was flat.

Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 17 percent). Local price was up 4 percent compared with the same period last year, with increases in all geographic regions, driven by pricing initiatives in response to higher feedstock and raw material costs. Local price increased in most segments, with the most notable increases in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both up 10 percent). Local price in Agriculture, Electronics & Imaging and Transportation & Advanced Polymers was flat. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 9 percent).

As Reported Net Sales in the Current Period Compared with Pro Forma Net Sales in the Prior Period

Sales Variances by Segment and Geographic Region - Net Sales in Current Period Compared with Pro Forma Net Sales in Prior Period
	Three Months Ended Jun 30, 2018					Six Months Ended Jun 30, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	4%	1%	20%	—%	25%	2%	2%	(5)%	—%	(1)%
Performance Materials & Coatings	10	3	2	—	15	10	4	—	—	14
Industrial Intermediates & Infrastructure	8	3	18	—	29	10	4	16	—	30
Packaging & Specialty Plastics	1	3	8	—	12	1	3	8	—	12
Electronics & Imaging	—	1	3	(5)	(1)	—	2	2	(5)	(1)
Nutrition & Biosciences	1	3	4	11	19	1	4	4	11	20
Transportation & Advanced Polymers	5	3	6	—	14	5	4	5	—	14
Safety & Construction	1	2	3	—	6	1	3	3	—	7
Total	4%	2%	10%	1%	17%	3%	3%	4%	1%	11%
U.S. & Canada	4%	—%	13%	—%	17%	3%	—%	1%	—%	4%
EMEA	4	7	6	1	18	4	10	4	1	19
Asia Pacific	3	2	15	—	20	3	3	13	—	19
Latin America	5	(1)	1	1	6	5	(1)	(1)	1	4
Total	4%	2%	10%	1%	17%	3%	3%	4%	1%	11%

1.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of the DAS Divested Ag Business for the period January 1, 2017 through June 30, 2017. Pro forma net sales for Packaging & Specialty Plastics excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through June 30, 2017. Portfolio & Other includes sales for the acquisition of FMC Corporation's ("FMC") Health and Nutrition Business (the "H&N Business") acquired on November 1, 2017, impacting Nutrition & Biosciences. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017) and the authentication business (divested on January 6, 2017), both impacting Electronics & Imaging; and, the divestiture of the global food safety diagnostic business (divested February 28, 2017), impacting Nutrition & Biosciences.

The Company reported net sales in the second quarter of 2018 of $24.2 billion, up 17 percent from pro forma net sales of $20.7 billion in the second quarter of 2017, with increases across all geographic regions and segments, except Electronics & Imaging (down 1 percent). Double-digit net sales increases were reported in Industrial Intermediates & Infrastructure (up 29 percent), Agriculture (up 25 percent), Nutrition & Biosciences (up 19 percent), Performance Materials & Coatings (up 15 percent), Transportation & Advanced Polymers (up 14 percent) and Packaging & Specialty Plastics (up 12 percent). Volume increased 10 percent compared with pro forma results in the same period last year, with gains in all geographic regions and segments, including double-digit increases in Agriculture (up 20 percent), Industrial Intermediates & Infrastructure (up 18 percent), Asia Pacific (up 15 percent) and U.S. & Canada (up 13 percent). Local price was up 4 percent compared with pro forma results in the same period last year with increases in all geographic regions, in response to higher feedstock and raw material costs. Local price increased across most segments, including a double-digit increase in Performance Materials & Coatings (up 10 percent). Local price in Electronics & Imaging was flat. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 7 percent).

Net sales for the first six months of 2018 were $45.8 billion, up 11 percent from pro forma net sales of $41.2 billion in the same period last year, with increases across most segments and all geographic regions. Double-digit net sales increases were reported in Industrial Intermediates & Infrastructure (up 30 percent), Nutrition & Biosciences (up 20 percent), Performance Materials & Coatings and Transportation & Advanced Polymers (both up 14 percent) and Packaging & Specialty Plastics (up 12 percent). These increases were partially offset by declines in Agriculture and Electronics & Imaging (both down 1 percent). Net sales increased in EMEA and Asia Pacific (both up 19 percent) and U.S. & Canada and Latin America (both up 4 percent). Volume increased 4 percent compared with pro forma results in the same period last year, as increases in Industrial Intermediates & Infrastructure (up 16 percent), Packaging & Specialty Plastics (up 8 percent), Transportation & Advanced Polymers (up 5 percent), Nutrition & Biosciences (up 4 percent), Safety & Construction (up 3 percent) and Electronics & Imaging (up 2 percent) more than offset a decline in Agriculture (down 5 percent). Performance Materials & Coatings volume was flat. Volume increased in all geographic regions, except for Latin America (down 1 percent), including a double-digit increase in Asia Pacific (up 13 percent). Local price was up 3 percent compared with pro forma results in the same period last year with increases in all geographic regions, driven by pricing initiatives in response to higher feedstock and raw material costs. Local price increased across most segments, including double-digit increases in Industrial Intermediates & Infrastructure and Performance Materials & Coatings (both up 10 percent). Local price in Electronics & Imaging was flat. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 10 percent).

Cost of Sales
COS was $18.0 billion in the second quarter of 2018, up from $10.8 billion in the second quarter of 2017. The increase was primarily due to the Merger, increased sales volume, higher feedstock and other raw material costs, and higher planned maintenance turnaround costs, which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS in the second quarter of 2018 was also negatively impacted by a $682 million charge for the fair value step-up in DuPont's inventories as result of the Merger and the acquisition of the H&N Business, related to Agriculture ($676 million), Nutrition & Biosciences ($4 million) and Packaging & Specialty Plastics ($2 million).

For the first six months of 2018, COS was $34.3 billion, up from $21.0 billion in the first six months of 2017. The increase was primarily due to the Merger, higher sales volume, higher feedstock and other raw material costs, increased costs from planned maintenance turnaround activity and unplanned events, which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS in the first six months of 2018 was negatively impacted by a $1,385 million charge for the fair value step-up in DuPont's inventories as a result of the Merger and the acquisition of the H&N Business, related to Agriculture ($1,315 million), Nutrition & Biosciences ($67 million), Packaging & Specialty Plastics ($2 million) and Safety & Construction ($1 million).

Research and Development Expenses
R&D expenses totaled $803 million in the second quarter of 2018, up from $408 million in the second quarter of 2017. For the first six months of 2018, R&D expenses totaled $1,571 million, up from $827 million in the first six months of 2017. R&D expenses increased primarily due to the Merger.

Selling, General and Administrative Expenses
SG&A expenses were $1,933 million in the second quarter of 2018, up from $720 million in the second quarter of 2017. For the first six months of 2018, SG&A expenses totaled $3,647 million, up from $1,479 million in the first six months of 2017. SG&A expenses increased primarily due to the Merger.

Amortization of Intangibles
Amortization of intangibles was $488 million in the second quarter of 2018, up from $157 million in the second quarter of 2017. In the first six months of 2018, amortization of intangibles was $962 million, up from $312 million in the same period last year. The increase in amortization is primarily due to an increase in intangible assets as a result of the Merger. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges (Credits) - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $845 million to $935 million of severance and related benefit costs; $400 million to $540 million of asset write-downs and write-offs; and $400 million to $450 million of costs associated with exit and disposal activities. The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets.

For the three months ended June 30, 2018, the Company recorded pretax restructuring charges of $182 million, consisting of severance and related benefit costs of $122 million, asset write-downs and write-offs of $33 million and costs associated with exit and disposal activities of $27 million. For the six months ended June 30, 2018, the Company recorded pretax restructuring charges of $442 million, consisting of severance and related benefit costs of $294 million, asset write-downs and write-offs of $81 million and costs associated with exit and disposal activities of $67 million. The restructuring charges by segment were as follows: $95 million in Agriculture, $19 million in Safety & Construction, $11 million in Industrial Intermediates & Infrastructure, $3 million in Packaging & Specialty Plastics, $2 million in Electronics & Imaging, $313 million in Corporate and a benefit of

$1 million in Transportation & Advanced Polymers. The Company expects to record additional restructuring charges in 2018 and 2019 and expects the Synergy Program to be completed by the end of 2019.

Dow 2016 Restructuring Plan
For the three months ended June 30, 2018, Dow recorded pretax restructuring charges of $7 million, consisting of a favorable adjustment to the severance reserve of $8 million and a charge of $15 million for costs associated with exit and disposal activities. For the six months ended June 30, 2018, Dow recorded pretax restructuring charges of $6 million, consisting of a favorable adjustment to the severance reserve of $8 million (related to Corporate) and a charge of $14 million (related to Performance Materials & Coatings) for costs associated with exit and disposal activities. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Silicones, as well as post-Merger integration and Intended Business Separation activities, were $558 million in the second quarter of 2018, up from $136 million in the second quarter of 2017. In the first six months of 2018, integration and separation costs were $1,015 million, up from $245 million in the same period last year. Integration and separation costs are related to the Corporate segment.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $250 million in the second quarter of 2018, up from $54 million in the second quarter of 2017, primarily due to higher earnings from the Kuwait joint ventures (driven by increased volume and improved monoethylene glycol prices) and lower equity losses from Sadara.

In the first six months of 2018, the Company's share of the earnings of nonconsolidated affiliates was $507 million, up from $250 million in the first six months of 2017, as lower equity losses from Sadara and higher earnings from the Kuwait joint ventures were partially offset by lower equity earnings from the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the second quarter of 2018 was income of $178 million, compared with income of $322 million in the second quarter of 2017. The second quarter of 2018 included income related to non-operating pension and other postretirement benefit plans, interest income, and gains on sales of investments and other assets, including a $24 million gain related to Agriculture asset sales. These gains more than offset foreign currency exchange losses and a $41 million loss for an adjustment related to the Dow Silicones ownership restructure (related to Performance Materials & Coatings). The second quarter of 2017 included a $137 million gain related to the Nova patent infringement award (related to Packaging & Specialty Plastics) and gains on the sale of assets and investments.

In the first six months of 2018, sundry income (expense) - net was income of $293 million compared with expense of $122 million in the first six months of 2017. In addition to the amounts previously discussed, the first six months of 2018 included a $20 million gain for post-closing adjustments on Dow's sale of its equity interest in MEGlobal (related to Industrial Intermediates & Infrastructure) and a $50 million foreign exchange loss related to adjustments to foreign currency exchange contracts for the change in the U.S. tax rate (related to Corporate). The first six months of 2017 included a $469 million loss related to the Dow Agroscience arbitration matter with Bayer CropScience (reflected in Agriculture). See Notes 1, 2, 6, 13 and 16 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $360 million in the second quarter of 2018, up from $226 million in the second quarter of 2017. Interest expense and amortization of debt discount was $710 million for the first six months of 2018, up from $445 million in the same period last year. The increase was primarily related to debt assumed in the Merger.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded adjustments related to The Act in the first and second quarters of 2018 which resulted in charges of $71 million and $7 million, respectively, to "Provision for income taxes on continuing operations."

The effective tax rate for the second quarter of 2018 was 23.9 percent, compared with an effective tax rate of 25.1 percent for the second quarter of 2017. The tax rate in the second quarter of 2018 was favorably impacted by the reduced U.S. federal corporate tax rate. The tax rate for the second quarter of 2017 was primarily impacted by the geographic mix of earnings.

For the first six months of 2018, the effective tax rate was 24.4 percent, compared with 22.7 percent for the first six months of 2017. The tax rate for the first six months of 2018 was unfavorably impacted by non-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger, along with certain provisions in The Act related to the taxability of foreign earnings. The tax rate was favorably impacted by the reduced U.S. federal corporate tax rate and the tax benefits related to the issuance of stock-based compensation. In addition to the favorable effective tax rate impact of the geographic mix of earnings, the tax rate for the first six months of 2017 reflected the tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. See Notes 7 and 13 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $35 million in the second quarter of 2018, down from $38 million in the second quarter of 2017. For the first six months of 2018, net income attributable to noncontrolling interests was $79 million, compared with $65 million for the same period last year.

Net Income Available for DowDuPont Inc. Common Stockholders
Net income available for common stockholders was $1,768 million, or $0.76 per share, in the second quarter of 2018, compared with $1,321 million, or $1.07 per share, in the second quarter of 2017. Net income available for common stockholders in the first six months of 2018 was $2,872 million or $1.23 per share, compared with $2,209 million, or $1.79 per share, in the same period of 2017. See Note 8 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma combined statements of income (the "unaudited pro forma income statements") for DowDuPont are presented to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Activity for the three and six months ended June 30, 2017, was prepared on a pro forma basis (the “unaudited pro forma information”). The unaudited pro forma information was prepared in accordance with Article 11 of Regulation S-X. Pro forma adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) the elimination of the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) the elimination of the impact of transactions between Dow and DuPont, and (5) the elimination of the effect of consummated divestitures required as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded from the unaudited pro forma information. The unaudited pro forma information does not reflect restructuring or integration activities or other costs following the Merger that may be incurred to achieve cost or growth synergies of DowDuPont. The unaudited pro forma income statement provides shareholders with summary financial information and historical data that is on a basis consistent with how DowDuPont reports current financial information.

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

The unaudited pro forma income statements have been presented for informational purposes only and are not necessarily indicative of what DowDuPont’s results of operations actually would have been had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma income statements do not purport to project the future operating results of the Company. The unaudited pro forma income statements were based on and should be read in conjunction with the separate historical financial statements and accompanying notes contained in each of the Dow and DuPont Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Unaudited Pro Forma Combined Statement of Income	Three Months Ended Jun 30, 2017
			Adjustments
In millions, except per share amounts	Historical Dow [1,3]	Historical DuPont [1,3]	Reclass [2,3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$13,834	$7,424	$28	$(510)	$(59)	$20,717
Cost of sales	10,761	4,134	138	(218)	61	14,876
Other operating charges	—	176	(176)	—	—	—
Research and development expenses	408	426	(10)	(43)	7	788
Selling, general and administrative expenses	856	1,317	(361)	(53)	11	1,770
Other (loss) income, net	—	(125)	125	—	—	—
Amortization of intangibles	157	—	57	—	221	435
Restructuring and asset related charges (credits) - net	(12)	160	—	—	—	148
Integration and separation costs	—	—	352	(15)	(41)	296
Equity in earnings of nonconsolidated affiliates	54	—	24	—	(5)	73
Sundry income (expense) - net	300	—	(150)	(9)	—	141
Interest income	22	—	(22)	—	—	—
Interest expense and amortization of debt discount	226	99	—	—	(30)	295
Income from continuing operations before income taxes	1,814	987	5	(190)	(293)	2,323
Provision for income taxes on continuing operations	455	128	5	(46)	(102)	440
Income from continuing operations, net of tax	1,359	859	—	(144)	(191)	1,883
Net income attributable to noncontrolling interests	38	7	—	—	3	48
Net income from continuing operations attributable to DowDuPont Inc.	1,321	852	—	(144)	(194)	1,835
Preferred stock dividends	—	3	—	—	(3)	—
Net income from continuing operations available for DowDuPont Inc. common stockholders	$1,321	$849	$—	$(144)	$(191)	$1,835

Per common share data:
Earnings per common share from continuing operations - basic						$0.79
Earnings per common share from continuing operations - diluted						$0.78

Weighted-average common shares outstanding - basic						2,325.0
Weighted-average common shares outstanding - diluted						2,347.7

1.	Reflects historical consolidated statements of income included in Dow's and DuPont's Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017.

2.
Certain reclassifications were made to conform with the presentation used for DowDuPont. The reclassifications are consistent with those identified and disclosed in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

3.
Amounts have been updated to reflect certain reclassifications required under ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was adopted on January 1, 2018, and required retrospective application.

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

Unaudited Pro Forma Combined Statement of Income	Six Months Ended Jun 30, 2017
			Adjustments
In millions, except per share amounts	Historical Dow [1,3]	Historical DuPont [1,3]	Reclass [2,3]	Divestitures [4]	Pro Forma [5]	Pro Forma
Net sales	$27,064	$15,167	$73	$(994)	$(126)	$41,184
Cost of sales	20,955	8,448	271	(417)	52	29,309
Other operating charges	—	380	(380)	—	—	—
Research and development expenses	827	826	(20)	(78)	14	1,569
Selling, general and administrative expenses	1,724	2,546	(610)	(102)	22	3,580
Other (loss) income, net	—	77	(77)	—	—	—
Amortization of intangibles	312	—	108	—	443	863
Restructuring and asset related charges (credits) - net	(13)	312	—	—	—	299
Integration and separation costs	—	—	631	(15)	(78)	538
Equity in earnings of nonconsolidated affiliates	250	—	42	—	(11)	281
Sundry income (expense) - net	(169)	—	(26)	(11)	—	(206)
Interest income	47	—	(47)	—	—	—
Interest expense and amortization of debt discount	445	183	—	—	(60)	568
Income from continuing operations before income taxes	2,942	2,549	(35)	(393)	(530)	4,533
Provision for income taxes on continuing operations	668	352	(35)	(78)	(186)	721
Income from continuing operations, net of tax	2,274	2,197	—	(315)	(344)	3,812
Net income attributable to noncontrolling interests	65	15	—	—	5	85
Net income from continuing operations attributable to DowDuPont Inc.	2,209	2,182	—	(315)	(349)	3,727
Preferred stock dividends	—	5	—	—	(5)	—
Net income from continuing operations available for DowDuPont Inc. common stockholders	$2,209	$2,177	$—	$(315)	$(344)	$3,727

Per common share data:
Earnings per common share from continuing operations - basic						$1.60
Earnings per common share from continuing operations - diluted						$1.59

Weighted-average common shares outstanding - basic						2,320.4
Weighted-average common shares outstanding - diluted						2,344.4

1.	Reflects historical consolidated statements of income included in Dow's and DuPont's Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017.

2.
Certain reclassifications were made to conform with the presentation used for DowDuPont. The reclassifications are consistent with those identified and disclosed in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

3.
Amounts have been updated to reflect certain reclassifications required under ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was adopted on January 1, 2018, and required retrospective application.

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

OUTLOOK
Broad-based consumer strength continues to drive economic expansion and DowDuPont's underlying business growth. Leading indicators, such as manufacturing output, employment, wages and consumer spending remain largely constructive, supporting increased global economic activity. The Company sees some discrete headwinds, most notably currency fluctuations, particularly in Agriculture, and higher raw materials costs in all three divisions. Looking ahead, DowDuPont continues to expect above-market growth through much of the Company's business portfolio, driven by its innovations, growth investments, geographic reach and leading market positions.

Impact From Recently Enacted Tariffs
Certain countries where the Company’s products are manufactured, distributed or sold have recently enacted or are considering imposing new tariffs on certain products. The Company has analyzed the potential impact from tariffs that took effect on July 6, 2018 and does not expect such tariffs will have a material impact on its results of operations in 2018 because of the Company’s mitigation actions and its global asset base. The Company will continue to monitor the situation and take actions, where possible, to mitigate any potential impact as events unfold.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three and six months ended June 30, 2018) and pro forma Operating EBITDA (for the three and six months ended June 30, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures can be found in Note 21 to the Consolidated Financial Statements. The Company also presents pro forma net sales for the three and six months ended June 30, 2017, as it is included in management’s measure of segment performance and is regularly reviewed by the CODM. Prior year data has been updated to conform with the current year presentation.

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

Agriculture	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$5,730	$1,629	$9,538	$3,197
Pro forma net sales		$4,595		$9,644
Operating EBITDA	$1,685		$2,576
Pro forma Operating EBITDA		$1,165		$2,626
Equity earnings	$3	$2	$2	$4

Agriculture	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	2	3
Volume	2	(3)
Portfolio & other	248	198
Total	252%	198%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	4%	2%
Currency	1	2
Volume	20	(5)
Portfolio & other	—	—
Total	25%	(1)%

Agriculture net sales were $5,730 million in the second quarter of 2018, up from $1,629 million in the second quarter of 2017. Net sales in the second quarter of 2018 were up 25 percent from pro forma net sales of $4,595 million in the second quarter of 2017. The increase was primarily due to 20 percent in volume growth, a 4 percent increase in local price and a 1 percent benefit from currency.
Volume growth in the segment primarily reflected sales recovered from weather-related delays to the start of the planting seasons in the Northern Hemisphere, which benefited both Seed and Crop Protection, and growth in global insecticide sales driven by strong demand creation efforts for SPINOSYN™ products and new product launches, partially offset by lower expected planted area in U.S. & Canada for corn and soybeans. The increase in local price was driven by Seed from continued penetration of new corn hybrids and A-series soybeans.
Operating EBITDA was $1,685 million in the second quarter of 2018, up 45 percent from pro forma Operating EBITDA of $1,165 million in the second quarter of 2017. Volume growth, higher selling prices in Seed, cost synergies, favorable currency and lower pension/OPEB costs were partially offset by lower expected planted area in U.S. & Canada, higher soybean royalty costs, increased R&D spend to continue advancing the pipeline and investments in digital platforms.
Agriculture net sales were $9,538 million for the first six months of 2018, up from $3,197 million in the first six months of 2017. Net sales in the first six months of 2018 were down 1 percent from pro forma net sales of $9,644 million in the first six months of 2017. Net sales declined as a 5 percent decrease in volume was partially offset by a 2 percent increase in local price and a 2 percent benefit from currency.

The decline in volume was driven by lower expected planted area in U.S. & Canada and lower sales in the Brazil safrinha season, partially offset by growth in global insecticide sales driven by new product launches. The increase in local price was driven by Seed from continued penetration of new corn hybrids and A-series soybeans.
Operating EBITDA was $2,576 million in the first six months of 2018, down 2 percent from pro forma Operating EBITDA of $2,626 million in the first six months of 2017. Cost synergies, favorable currency, lower pension/OPEB costs and sales gains in Crop Protection were more than offset by higher soybean royalty costs, the weak safrinha season in Brazil, and investments to support new product launches and digital platforms.

Updated Outlook
The Operating EBTIDA outlook for 2018 is now expected to be up slightly as compared with 2017 pro forma Operating EBITDA driven by favorable impacts on net sales from new product introductions and pricing, as well as favorable impacts from cost synergies and lower pension/OPEB costs, partly offset by lower expected planted area in U.S. & Canada, a weaker safrinha season, higher royalty expense and investments in R&D and digital platforms.

PERFORMANCE MATERIALS & COATINGS
The Performance Materials & Coatings segment consists of two global businesses: Coatings & Performance Monomers and Consumer Solutions. Using silicones, acrylics and cellulosics-based technology platforms, these businesses serve the needs of the coatings, home care, personal care, appliance and industrial end-markets. The segment has broad geographic reach with R&D and manufacturing facilities located in key geographic regions. This segment also includes the results of the HSC Group joint ventures.

In preparation for the Intended Business Separations, effective July 1, 2018, the results of the HSC Group joint ventures will be realigned from Performance Materials & Coatings to Electronics & Imaging. The information below does not reflect this realignment.

Performance Materials & Coatings	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$2,599	$2,273	$4,903	$4,352
Pro forma net sales		$2,255		$4,318
Operating EBITDA	$569		$1,197
Pro forma Operating EBITDA		$540		$1,021
Equity earnings	$36	$41	$77	$132

Performance Materials & Coatings	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	10%	10%
Currency	3	3
Volume	1	(1)
Portfolio & other	—	1
Total	14%	13%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	10%	10%
Currency	3	4
Volume	2	—
Portfolio & other	—	—
Total	15%	14%

Performance Materials & Coatings net sales were $2,599 million in the second quarter of 2018, up from net sales of $2,273 million in the second quarter of 2017. Net sales increased 15 percent compared with pro forma net sales of $2,255 million in the same quarter last year, with local price up 10 percent, a benefit from currency of 3 percent, primarily in EMEA, and volume up 2 percent. Local price increased in all geographic regions and in both businesses. Local price increased in Consumer Solutions primarily due to disciplined price/volume management in upstream silicone intermediates, as well as in performance silicone products.

Coatings & Performance Monomers local price increased in all geographic regions in response to higher feedstock and raw material costs. Volume increased in Coatings & Performance Monomers driven by demand growth in architectural coatings. Volume increased in Consumer Solutions due to broad-based demand in Asia Pacific, while volume decreased in all other geographic regions, except U.S. & Canada, which was flat.

Operating EBITDA was $569 million in the second quarter of 2018, up 5 percent from pro forma Operating EBITDA of $540 million in the second quarter of 2017, as higher selling prices more than offset increased feedstock and other raw material costs and lower gains from sales of assets and investments.

Performance Materials & Coatings net sales for the first six months of 2018 were $4,903 million, up from net sales of $4,352 million in the first six months of 2017. Net sales increased 14 percent compared with pro forma net sales of $4,318 million in the first six months of 2017, with local price up 10 percent and a benefit from currency of 4 percent, primarily in EMEA, while volume was flat. Local price increased in both businesses and all geographic regions. Volume increased in Consumer Solutions and decreased in Coatings & Performance Monomers. Volume decreased in all geographic regions, except Asia Pacific.

Operating EBITDA was $1,197 million for the first six months of 2018, up 17 percent from pro forma Operating EBITDA of $1,021 million in the first six months of 2017, as higher selling prices and cost synergies more than offset increased feedstock and other raw material costs, lower gains from the sales of assets and investments, and lower equity earnings from the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Updated Outlook
The Operating EBITDA outlook for 2018 is expected to improve when compared with 2017 pro forma Operating EBITDA as anticipated declines in equity earnings from the HSC Group joint ventures, due to settlements with a customer related to long-term polysilicon sales agreements in 2017, will no longer have an unfavorable impact on the segment with the realignment from Performance Materials & Coatings to Electronics & Imaging.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure segment consists of three global businesses: Construction Chemicals, Industrial Solutions, and Polyurethanes & CAV. These customer-centric global businesses develop and market customized materials using advanced technology and unique chemistries. These businesses serve the needs of market segments as diverse as appliance, coatings, infrastructure, and oil and gas. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic regions. This segment also includes a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Dow is responsible for marketing a majority of Sadara products outside of the Middle East zone through Dow's established sales channels. As part of this arrangement, Dow purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$3,885	$3,015	$7,600	$5,866
Pro forma net sales		$3,013		$5,860
Operating EBITDA	$682		$1,336
Pro forma Operating EBITDA		$417		$929
Equity earnings (losses)	$96	$(13)	$245	$60

Industrial Intermediates & Infrastructure	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	8%	10%
Currency	3	4
Volume	18	16
Portfolio & other	—	—
Total	29%	30%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	8%	10%
Currency	3	4
Volume	18	16
Portfolio & other	—	—
Total	29%	30%

Industrial Intermediates & Infrastructure net sales were $3,885 million in the second quarter of 2018, up from net sales of $3,015 million in the second quarter of 2017. Net sales increased 29 percent compared with pro forma net sales of $3,013 million in the same quarter last year, with volume up 18 percent, local price up 8 percent and currency up 3 percent. Volume and local price increased in all businesses and geographic regions. Polyurethanes & CAV reported volume increases in all geographic regions, reflecting growth in EMEA and Asia Pacific from the continued ramp up of production from Sadara and increased demand for vinyl chloride monomer ("VCM") and methylene diphenyl diisocyanate ("MDI") in North America. Industrial Solutions volume increased in all geographic regions reflecting increasing production from Sadara and increased demand in products sold in electronics processing, food and feed manufacturing, pharmaceutical applications and crop protection. Construction Chemicals volume increased driven by higher demand for acrylic and methyl cellulosics-based products in North America. Local price increases were driven by higher feedstock and other raw material costs, pricing initiatives and increased demand for caustic soda and products sold in downstream systems applications. Currency had a benefit of 3 percent, primarily in EMEA.
Operating EBITDA was $682 million in the second quarter of 2018, up 64 percent compared with pro forma Operating EBITDA of $417 million in the second quarter of 2017. Operating EBITDA increased as the impact of higher selling prices, demand growth, the benefit from currency on sales, cost synergies, higher equity earnings from the Kuwait joint ventures and lower equity losses from Sadara more than offset higher feedstock and other raw material costs and the unfavorable impact of currency on costs.
Industrial Intermediates & Infrastructure net sales for the first six months of 2018 were $7,600 million, up from net sales of $5,866 million in the first six months of 2017. Net sales increased 30 percent compared with pro forma net sales of $5,860 million in the first six months of 2017, with volume up 16 percent, local price up 10 percent and currency up 4 percent. Volume and local price increased in all businesses and geographic regions.
Operating EBITDA was $1,336 million for the first six months of 2018, up 44 percent from pro forma Operating EBITDA of $929 million in the first six months of 2017. Compared with pro forma Operating EBITDA from the same period last year, Operating EBITDA increased as the impact of higher selling prices, demand growth, the benefit from currency on sales, cost synergies, higher equity earnings from the Kuwait joint ventures and lower equity losses from Sadara more than offset higher feedstock and other raw material costs and the unfavorable impact of currency on costs.

PACKAGING & SPECIALTY PLASTICS
The Packaging & Specialty Plastics segment is a market-oriented portfolio composed of two global businesses: Hydrocarbons & Energy and Packaging and Specialty Plastics. The segment is advantaged through its low cost position into key feedstocks and broad geographic reach, with manufacturing facilities located in all geographic regions. It also benefits from R&D expertise to deliver leading-edge technology that provides a competitive benefit to customers in food packaging and other high-growth end-use markets like transportation and consumer durables. Taken together, the businesses in this segment represent the world's leading plastics franchise. This segment also includes the results of The Kuwait Styrene Company K.S.C.C. and The SCG-Dow Group, as well as a portion of the results of EQUATE, TKOC, Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Dow is responsible for marketing a majority of Sadara products outside of the Middle East zone through Dow’s established sales channels. As part of this arrangement, Dow purchases and sells Sadara products for a marketing fee.

Packaging & Specialty Plastics	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$6,099	$5,079	$12,109	$10,104
Pro forma net sales		$5,428		$10,810
Operating EBITDA	$1,330		$2,631
Pro forma Operating EBITDA		$1,163		$2,277
Equity earnings	$108	$33	$167	$66

Packaging & Specialty Plastics	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	1%
Currency	3	3
Volume	8	9
Portfolio & other	7	7
Total	20%	20%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%	1%
Currency	3	3
Volume	8	8
Portfolio & other	—	—
Total	12%	12%

Packaging & Specialty Plastics net sales were $6,099 million in the second quarter of 2018, up from net sales of $5,079 million in the second quarter of 2017. Net sales increased 12 percent compared with pro forma net sales of $5,428 million in the same quarter last year, with volume up 8 percent, currency up 3 percent, primarily in EMEA, and local price up 1 percent. Volume increased in both businesses and across all geographic regions supported by new capacity additions on the U.S. Gulf Coast and increased production at Sadara. Packaging and Specialty Plastics volume growth was driven by double-digit increases in food and specialty packaging, industrial and consumer packaging solutions and rigid packaging applications. Volume also increased from strong demand growth in elastomers applications. Hydrocarbons & Energy volume increased due to higher sales of ethylene and ethylene by-products. Local price increased in all areas, except North America, which was flat. Local price increased in Packaging and Specialty Plastics in response to higher feedstock and other raw material costs while price was flat in Hydrocarbons & Energy.

Operating EBITDA was $1,330 million in the second quarter of 2018, up 14 percent from pro forma Operating EBITDA of $1,163 million in the second quarter of 2017. Compared with pro forma Operating EBITDA from the same quarter last year, Operating EBITDA increased as the impact of higher sales volume, the benefit from currency on sales, increased supply from growth projects, cost synergies, higher equity earnings and lower start-up and commissioning costs more than offset higher feedstock and other raw materials costs, the unfavorable impact of currency on costs and increased costs from planned maintenance turnarounds.

Packaging & Specialty Plastics net sales for the first six months of 2018 were $12,109 million, up from net sales of $10,104 million in the first six months of 2017. Net sales increased 12 percent compared with pro forma net sales of $10,810 million in the first six months of 2017, with volume up 8 percent, currency up 3 percent, primarily in EMEA, and local price up 1 percent. Volume increased in both businesses and across all geographic regions primarily due to new capacity additions on the U.S. Gulf Coast and increased production at Sadara. Local price increased in Packaging and Specialty Plastics in response to higher feedstock and other raw material costs which more than offset decreases in Hydrocarbons prices.

Operating EBITDA was $2,631 million for the first six months of 2018, up 16 percent from pro forma Operating EBITDA of $2,277 million in the first six months of 2017. Compared with pro forma Operating EBITDA from the same period last year, Operating EBITDA increased as the impact of higher sales volume, the benefit from currency on sales, increased supply from growth projects, cost synergies, higher equity earnings and lower start-up and commissioning costs more than offset higher feedstock and other raw materials costs, the unfavorable impact of currency on costs, increased costs from planned maintenance turnarounds and the impact of weather-related disruptions on the U.S. Gulf Coast.

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

In preparation for the Intended Business Separations, effective July 1, 2018, the results of the HSC Group joint ventures will be realigned from Performance Materials & Coatings to Electronics & Imaging. The information below does not reflect this realignment.

Electronics & Imaging	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$1,203	$677	$2,356	$1,332
Pro forma net sales		$1,221		$2,385
Operating EBITDA	$372		$729
Pro forma Operating EBITDA		$410		$737
Equity earnings	$6	$—	$13	$—

Electronics & Imaging	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	—%
Currency	1	1
Volume	5	3
Portfolio & other	73	73
Total	78%	77%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	—%	—%
Currency	1	2
Volume	3	2
Portfolio & other	(5)	(5)
Total	(1)%	(1)%

Electronics & Imaging net sales were $1,203 million in the second quarter of 2018, up from $677 million in the second quarter of 2017. Net sales in the second quarter of 2018 were down 1 percent from pro forma net sales of $1,221 million in the second quarter of 2017. Net sales declined as a 5 percent unfavorable impact from portfolio actions related to the prior year divestiture of the SKC Haas Display Films business, was partially offset by volume growth of 3 percent and a 1 percent benefit from currency.
Volume growth in the segment was driven by gains in interconnect solutions and continued strength in semiconductor technologies, primarily in Asia Pacific. Continued demand for consumer electronics, as well as industrial applications, drove volume gains in interconnect solutions. Increased semiconductor content in end-use applications drove strong demand in both chemical mechanical planarization (“CMP”) and advanced packaging market segments. Partially offsetting this growth was a decline in photovoltaic & advanced materials on reduced demand for TEDLAR® film and SOLAMET® paste as module production slowed in the quarter resulting from revised incentive policies in China.
Operating EBITDA was $372 million in the second quarter of 2018, down 9 percent compared with pro forma Operating EBITDA of $410 million in the second quarter of 2017. Cost synergies, volume growth, lower pension/OPEB costs and favorable currency were more than offset by the absence of a prior-year gain on the sale of a business and higher unit costs.

Electronics & Imaging net sales were $2,356 million for the first six months of 2018, up from $1,332 million in the first six months of 2017. Net sales for the first six months of 2018 were down 1 percent from pro forma net sales of $2,385 million in the first six months of 2017. Net sales declined as a 5 percent unfavorable impact from portfolio actions related to prior year divestitures of the SKC Haas Display Films and Authentications businesses, was partially offset by volume growth of 2 percent and a 2 percent benefit from currency. Volume growth in the segment was driven by gains in semiconductor technologies and interconnect solutions, primarily in Asia Pacific, partially offset by a decline in photovoltaic & advanced materials.
Operating EBITDA was $729 million for the first six months of 2018, down 1 percent from pro forma Operating EBITDA of $737 million for the first six months of 2017. Cost synergies, lower pension/OPEB costs, volume growth and favorable currency, were more than offset by the absence of a prior-year gain on the sale of a business and higher unit costs.

Updated Outlook
The Operating EBITDA outlook for 2018 is now expected to be slightly down when compared with 2017 pro forma Operating EBITDA as anticipated declines in equity earnings from the HSC Group joint ventures will have an unfavorable impact on the segment with the realignment from Performance Materials & Coatings to Electronics & Imaging. Prior year HSC Group equity earnings included favorable settlements with a customer related to long-term polysilicon sales agreements.

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

Nutrition & Biosciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$1,775	$277	$3,495	$534
Pro forma net sales		$1,494		$2,918
Operating EBITDA	$433		$851
Pro forma Operating EBITDA		$318		$635
Equity earnings	$5	$2	$8	$6

Nutrition & Biosciences	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	3%
Currency	3	4
Volume	—	4
Portfolio & other	535	543
Total	541%	554%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%	1%
Currency	3	4
Volume	4	4
Portfolio & other	11	11
Total	19%	20%

Nutrition & Biosciences net sales were $1,775 million in the second quarter of 2018, up from $277 million in the second quarter of 2017. Net sales in the second quarter of 2018 were up 19 percent from pro forma net sales of $1,494 million in the second quarter of 2017. The increase was primarily due to an 11 percent net benefit from portfolio actions due to the acquisition of FMC’s Health & Nutrition business, 4 percent in volume growth, a 3 percent benefit from currency and a 1 percent increase in local price.
Volume growth in the segment was led by Nutrition & Health on improved demand for specialty proteins and continued gains in probiotics and pharmaceutical excipients, primarily in Asia Pacific and U.S. & Canada. Industrial Biosciences volume grew on increased demand for bioactives in animal nutrition and home and personal care applications, coupled with improvement in clean technologies due to alkylation offerings in Asia Pacific and EMEA and acid equipment sales.
Operating EBITDA was $433 million in the second quarter of 2018, up 36 percent compared with pro forma Operating EBITDA of $318 million in the second quarter of 2017, driven by a portfolio benefit, cost synergies, volume growth and lower pension/OPEB costs.
Nutrition & Biosciences net sales were $3,495 million for the first six months of 2018, up from $534 million in the first six months of 2017. Net sales for the first six months of 2018 were up 20 percent from pro forma net sales of $2,918 million in the first six months of 2017. The increase was primarily due to an 11 percent net benefit from portfolio actions due to the acquisition of FMC's Health & Nutrition business, 4 percent in volume growth, a 4 percent benefit from currency and a 1 percent increase in local price.
Volume growth in the segment was led by Nutrition & Health on gains in probiotics, pharmaceutical excipients and specialty proteins driven by demand in Asia Pacific. Industrial Biosciences volume grew on improvement in clean technologies due to alkylation offerings in Asia Pacific and EMEA. Demand for bioactives in animal nutrition and home and personal care applications and microbial solutions in energy markets also contributed to volume growth.
Operating EBITDA was $851 million for the first six months of 2018, up 34 percent from pro forma Operating EBITDA of $635 million in the first six months of 2017, driven by favorable portfolio actions, cost synergies, volume growth and lower pension/OPEB costs, partially offset by higher costs due to growth investments.

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

Transportation & Advanced Polymers	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$1,468	$298	$2,893	$588
Pro forma net sales		$1,284		$2,535
Operating EBITDA	$446		$883
Pro forma Operating EBITDA		$308		$629
Equity earnings	$1	$—	$4	$—

Transportation & Advanced Polymers	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	3	4
Volume	6	3
Portfolio & other	384	385
Total	393%	392%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	5%	5%
Currency	3	4
Volume	6	5
Portfolio & other	—	—
Total	14%	14%

Transportation & Advanced Polymers net sales were $1,468 million in the second quarter of 2018, up from $298 million in the second quarter of 2017. Net sales in the second quarter of 2018 were up 14 percent from pro forma net sales of $1,284 million in the second quarter of 2017. The increase was due to 6 percent of volume growth, a 5 percent increase in local price and a 3 percent benefit from currency.
Transportation & Advanced Polymers net sales were $2,893 million for the first six months of 2018, up from $588 million in the first six months of 2017. Net sales in the first six months of 2018 were up 14 percent from pro forma net sales of $2,535 million in the first six months of 2017. The increase was due to 5 percent of volume growth, a 5 percent increase in local price and a 4 percent benefit from currency.
Volume growth in the second quarter of 2018 and for the first six months of 2018 was primarily due to performance solutions, led by growth in KALREZ® and VESPEL® high-performance parts in the electronics and aerospace markets, nylon enterprise & polyester due to growth in ZYTEL® and performance resins due to growth in DELRIN® and HYTREL® in the automotive market. Broad-based volume growth was driven by growth in both Asia Pacific and EMEA.
The increase in local price in the second quarter of 2018 and for the first six months of 2018, primarily in nylon enterprise & polyester, was driven by tight polymer supply and higher feedstock costs.
Operating EBITDA was $446 million in the second quarter of 2018, up 45 percent compared with pro forma Operating EBITDA of $308 million in the second quarter of 2017. Operating EBITDA was $883 million for the first six months of 2018, up 40 percent from pro forma Operating EBITDA of $629 million in the first six months of 2017.

The increase in Operating EBITDA in the second quarter of 2018 and the first six months of 2018 was driven by price and volume gains, lower pension/OPEB costs, favorable currency and cost synergies, partially offset by higher raw material costs and increased planned maintenance turnaround activity.

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

Safety & Construction	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$1,411	$490	$2,710	$924
Pro forma net sales		$1,329		$2,542
Operating EBITDA	$341		$695
Pro forma Operating EBITDA		$262		$554
Equity earnings	$8	$—	$13	$—

Safety & Construction	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2018	Jun 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	1%
Currency	3	3
Volume	3	—
Portfolio & other	181	189
Total	188%	193%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%	1%
Currency	2	3
Volume	3	3
Portfolio & other	—	—
Total	6%	7%

Safety & Construction net sales were $1,411 million in the second quarter of 2018, up from $490 million in the second quarter of 2017. Net sales in the second quarter of 2018 were up 6 percent from pro forma net sales of $1,329 million in the second quarter of 2017 due to 3 percent in volume growth, a 2 percent benefit from currency and a 1 percent increase in local price.
Volume growth was driven by aramids, due to increased sales of NOMEX® thermal-resistant fiber sales into the industrial and aircraft markets, and increased KEVLAR® high-strength materials sales into the life protection and automotive markets. Volume gains in construction were due to end market improvement. The increase in local price was due to price gains across all businesses.
Operating EBITDA was $341 million in the second quarter of 2018, up 30 percent from pro forma Operating EBITDA of $262 million in the second quarter of 2017. Lower pension/OPEB costs, volume growth, cost synergies and favorable currency more than offset higher raw material and freight costs.
Safety & Construction net sales were $2,710 million for the first six months of 2018, up from $924 million in the first six months of 2017. Net sales for the first six months of 2018 were up 7 percent from pro forma net sales of $2,542 million in the first six months of 2017 due to a 3 percent benefit from currency, 3 percent in volume growth and a 1 percent increase in local price.
Volume growth was driven by broad-based demand in industrial applications due to aramids, with strength in NOMEX® and KEVLAR®, as well as gains in TYVEK® enterprise. The increase in local price was due to price gains across most businesses.

Operating EBITDA was $695 million for the first six months of 2018, up 25 percent from pro forma Operating EBITDA of $554 million in the first six months of 2017, due primarily to lower pension/OPEB costs, cost synergies, volume growth and favorable currency, partially offset by higher raw material and freight costs.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); business incubation platforms; non-business aligned joint ventures; gains and losses on the sales of financial assets; non-business aligned litigation expenses; discontinued or non-aligned businesses and pre-commercial activities.

Corporate	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales	$75	$96	$151	$167
Pro forma net sales		$98		$172
Operating EBITDA	$(182)		$(351)
Pro forma Operating EBITDA		$(190)		$(401)
Equity losses	$(13)	$(11)	$(22)	$(18)

Net sales for Corporate, which primarily relate to Dow's insurance operations, were $75 million in the second quarter of 2018, compared with net sales of $96 million and pro forma net sales of $98 million in the second quarter of 2017. For the first six months of 2018, net sales were $151 million, compared with net sales of $167 million and pro forma net sales of $172 million in the same period of 2017.

Operating EBITDA was a loss of $182 million in the second quarter of 2018, compared with a pro forma Operating EBITDA loss of $190 million in the second quarter of 2017. In the first six months of 2018, Operating EBITDA was a loss of $351 million compared with a pro forma Operating EBITDA loss of $401 million in the same period last year. Compared with pro forma Operating EBITDA in the first six months of 2017, Operating EBITDA improved primarily due to lower pre-commercial expenses, lower discontinued business costs and cost synergies.

SUPPLEMENTAL DIVISION INFORMATION
Discussion of segment revenue, operating EBITDA and price/volume metrics on a divisional basis for Agriculture is based on the results of the Agriculture segment; for Materials Science is based on the combined results of the Performance Materials & Coatings segment, the Industrial Intermediates & Infrastructure segment and the Packaging & Specialty Plastics segment; and for Specialty Products is based on the combined results of the Electronics & Imaging segment, the Nutrition & Biosciences segment, the Transportation & Advanced Polymers segment and the Safety & Construction segment. The Corporate segment is not included in the division metrics. The segment disclosures have been presented in this manner for informational purposes only and should not be viewed as an indication of each division’s current or future operating results on a standalone basis assuming completion of the Intended Business Separations. See the section entitled “Segment Results” for additional qualitative analysis on segment performance.

Net Sales by Division	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]	Jun 30, 2018	Jun 30, 2017 [1]
Agriculture	$5,730	$4,595	$9,538	$9,644
Performance Materials & Coatings	2,599	2,255	4,903	4,318
Industrial Intermediates & Infrastructure	3,885	3,013	7,600	5,860
Packaging & Specialty Plastics	6,099	5,428	12,109	10,810
Materials Science	$12,583	$10,696	$24,612	$20,988
Electronics & Imaging	1,203	1,221	2,356	2,385
Nutrition & Biosciences	1,775	1,494	3,495	2,918
Transportation & Advanced Polymers	1,468	1,284	2,893	2,535
Safety & Construction	1,411	1,329	2,710	2,542
Specialty Products	$5,857	$5,328	$11,454	$10,380

Net Sales Variance by Division [1]	Three Months Ended Jun 30, 2018					Six Months Ended Jun 30, 2018
	Local Price & Product Mix	Currency	Volume	Portfolio / Other [2]	Total	Local Price & Product Mix	Currency	Volume	Portfolio / Other [2]	Total
Percent change from prior year
Agriculture	4%	1%	20%	—%	25%	2%	2%	(5)%	—%	(1)%
Materials Science	5%	3%	10%	—%	18%	5%	4%	8%	—%	17%
Specialty Products	1%	3%	4%	2%	10%	2%	3%	3%	2%	10%

Operating EBITDA by Division	Three Months Ended		Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]	Jun 30, 2018	Jun 30, 2017 [1]
Agriculture	$1,685	$1,165	$2,576	$2,626
Performance Materials & Coatings	569	540	1,197	1,021
Industrial Intermediates & Infrastructure	682	417	1,336	929
Packaging & Specialty Plastics	1,330	1,163	2,631	2,277
Materials Science	$2,581	$2,120	$5,164	$4,227
Electronics & Imaging	372	410	729	737
Nutrition & Biosciences	433	318	851	635
Transportation & Advanced Polymers	446	308	883	629
Safety & Construction	341	262	695	554
Specialty Products	$1,592	$1,298	$3,158	$2,555

1.	Information for the three and six months ended June 30, 2017, was prepared on a pro forma basis.

2.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of a portion of the DAS Divested Ag Business for the period January 1, 2017 through June 30, 2017. Pro forma net sales for Materials Science excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through June 30, 2017. Portfolio & Other includes sales for the acquisition of the H&N Business acquired on November 1, 2017, impacting Specialty Products. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017), the authentication business (divested on January 6, 2017), and the divestiture of the global food safety diagnostic business (divested February 28, 2017), all impacting Specialty Products.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents and marketable securities of $9,751 million at June 30, 2018 and $14,394 million at December 31, 2017, of which $7,141 million at June 30, 2018 and $12,177 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the Consolidated Financial Statements for further details of The Act). A tax liability was accrued for the estimated U.S. federal tax on all unrepatriated earnings at December 31, 2017, in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table. The results for the six months ended June 30, 2017, represent Dow only. The results for the six months ended June 30, 2018, reflect the results of both Dow and DuPont.

Cash Flow Summary	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]
Cash provided by (used for):
Operating activities	$(47)	$(101)
Investing activities	(390)	192
Financing activities	(3,602)	(690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(171)	208
Summary
Decrease in cash, cash equivalents and restricted cash	$(4,210)	$(391)
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$9,805	$6,233

1.	Updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15, the Company changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits due to additional interpretive guidance related to the required method for calculating the cash received from beneficial interests in the conduits. In the first six months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a reclassification of $1,914 million from cash used for operating activities to cash provided by investing activities.

Cash Flows from Operating Activities
In the first six months of 2018, cash used for operating activities was $47 million, compared with cash used for operating activities of $101 million in the same period last year. In the first six months of 2018, cash used for working capital requirements, pension contributions and integration and separation costs more than offset increased cash earnings. In the first six months of 2017, cash used for working capital requirements and pension contributions more than offset cash earnings.

Net Working Capital	Jun 30, 2018	Dec 31, 2017
In millions
Current assets	$47,897	$49,893
Current liabilities	28,110	26,128
Net working capital	$19,787	$23,765
Current ratio	1.70:1	1.91:1

Cash Flows from Investing Activities
In the first six months of 2018, cash used for investing activities was $390 million, reflecting purchases of investments and capital expenditures, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. In the first six months of 2017, cash provided by investing activities was $192 million, primarily due to proceeds from interests in trade accounts receivable conduits, proceeds from sales and maturities of investments and net proceeds from sales of property and businesses, which more than offset capital expenditures, loans to Sadara and purchases of investments.

Capital spending was $1,586 million in the first six months of 2018, compared with $1,549 million in the first six months of 2017. The Company expects full year capital spending in 2018 to be approximately $4.2 billion to $4.4 billion. In addition, the Company expects approximately $600 million of additional capital spending for targeted cost synergy and business separation projects by the end of 2018.

In the first six months of 2018, Dow entered into a shareholder loan reduction agreement with Sadara and converted $140 million of the existing loan balance into equity. Dow expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first six months of 2018, cash used for financing activities was $3,602 million compared with $690 million in the same period last year. The increase was primarily due to purchases of treasury stock, increased payments on long-term debt, increased dividends paid to stockholders and lower proceeds from sales/issuance of common stock, which were partially offset by an increase in notes payable and issuance of long-term debt.

Free Cash Flow
The Company defines free cash flow as cash provided by operating activities less capital expenditures. Under this definition, free cash flow represents the cash that remains available to the Company, after investing in its asset base, to fund obligations using the Company's primary source of incremental liquidity - cash flows from operating activities. Free cash flow is an integral financial measure used in the Company's financial planning process. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the Company's free cash flow definition may not be consistent with the methodologies used by other companies.

For additional information relating to the change in cash used for operating activities, see the discussion above under the section entitled "Cash Flows from Operating Activities."

Reconciliation of "Cash Used for Operating Activities" to Free Cash Flow	Six Months Ended
In millions	Jun 30, 2018	Jun 30, 2017 [1]
Cash used for operating activities	$(47)	$(101)
Capital expenditures	(1,586)	(1,549)
Free Cash Flow	$(1,633)	$(1,650)

1.	"Cash used for operating activities" was updated for ASU 2016-15 and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. The generation of cash from operations and each of Dow's and DuPont's (the "Subsidiaries") ability to access the commercial paper market, the long-term debt market, syndicated credit lines, bilateral credit lines and bank financing, including committed repurchase facilities, are expected to meet the Company’s ordinary course cash requirements for working capital, capital expenditures, debt maturities, dividend payments, share repurchases, contributions to pension plans and other needs. The Company’s primary liquidity sources are through the Subsidiaries as discussed below. Management expects that the Company and each of the Subsidiaries will continue to have sufficient liquidity and financial flexibility to meet respective business obligations as they come due.

Dow's Liquidity Sources
Credit Ratings
At July 31, 2018, Dow's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in Dow's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access credit markets.

Commercial Paper - Dow
Dow issues promissory notes under U.S. and Euromarket commercial paper programs. At June 30, 2018, Dow had $500 million of commercial paper outstanding ($231 million at December 31, 2017). Dow maintains access to the commercial paper market at competitive rates. Amounts outstanding under Dow's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period. Subsequent to June 30, 2018, Dow issued approximately $1.1 billion of commercial paper.

Committed Credit Facilities - Dow
In the event the Company has short-term liquidity needs, it can access liquidity through Dow's committed and available credit facilities. On May 27, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement.

In connection with the Dow Silicones ownership restructure, on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Dow Term Loan Facility"). Dow subsequently guaranteed the obligations of Dow Silicones under the Dow Term Loan Facility and, as a result, the covenants and events of default applicable to the Dow Term Loan Facility are substantially similar to the covenants and events of default set forth in Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2018, Dow Silicones exercised a 19-month extension option making amounts borrowed under the Dow Term Loan Facility repayable on December 30, 2019, and amended the Dow Term Loan Facility to include an additional 2-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent.

At June 30, 2018, Dow had total committed credit facilities of $10.9 billion with remaining available credit facilities of $6.4 billion. See Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

Accounts Receivable Securitization Facilities - Dow
Dow has access to committed accounts receivable securitization facilities in the United States and Europe, from which amounts available for funding are based upon available and eligible accounts receivable within each of the facilities. Dow renewed the United States facility in June 2015, as amended in June 2018, for a term that extends to September 2018. The Europe facility was renewed in July 2015, as amended in June 2018, for a term that extends to October 2018.

In the fourth quarter of 2017, Dow suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. Dow has the ability to resume such sales to the conduits, subject to certain prior notice requirements, at the discretion of Dow. See Note 11 to the Consolidated Financial Statements for additional information.

DuPont's Liquidity Sources
Credit Ratings
At July 31, 2018, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

Downgrades in DuPont's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Commercial Paper - DuPont
DuPont issues promissory notes under U.S. commercial paper programs. At June 30, 2018, DuPont had $737 million of commercial paper outstanding ($1,436 million at December 31, 2017). DuPont maintains access to the commercial paper market at competitive rates.

Committed Credit Facilities - DuPont
In the event the Company has short-term liquidity needs, it can access liquidity through DuPont's committed and available credit facilities. At June 30, 2018, DuPont had total committed credit facilities of $8.8 billion with remaining available credit facilities of $6.1 billion. See Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

Term Loan and Revolving Credit Facilities - DuPont
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At June 30, 2018, DuPont had made three term loan borrowings in an aggregate principal amount of $1.5 billion and had unused commitments of $3.0 billion under the Term Loan Facility. In addition, in 2018, DuPont amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

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

Debt
The Company’s public debt instruments and primary, private credit agreements (collectively "Debt Instruments") reside with the Subsidiaries. See Note 12 to the Consolidated Financial Statements for information related to the Subsidiaries' notes payable and long-term debt activity since December 31, 2017, including debt retired and issued. The following table reflects the debt of the Subsidiaries:

Total Debt	Jun 30, 2018			Dec 31, 2017
In millions	Dow	DuPont	Total	Dow	DuPont	Total
Notes payable	$862	$1,932	$2,794	$484	$1,464	$1,948
Long-term debt due within one year	2,837	1,769	4,606	752	1,315	2,067
Long-term debt	17,122	9,728	26,850	19,765	10,291	30,056
Total debt	$20,821	$13,429	$34,250	$21,001	$13,070	$34,071

The Debt Instruments of the Subsidiaries contain, among other provisions, certain customary restrictive covenant and default provisions. Dow’s Five Year Competitive Advance and Revolving Credit Facility contains a financial covenant that Dow must maintain its ratio of consolidated indebtedness to its consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility equals or exceeds $500 million. The ratio of Dow’s consolidated indebtedness to its consolidated capitalization was 0.42 to 1.00 at June 30, 2018. DuPont’s Term Loan Facility and revolving credit facility contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00. At June 30, 2018, management believes each of the Subsidiaries were in compliance with all of their respective covenants and default provisions. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dividends
On April 25, 2018, the Company announced that its Board declared a dividend of $0.38 per share, paid on June 15, 2018, to shareholders of record on May 31, 2018. On June 25, 2018, the Company announced that its Board declared a dividend of $0.38 per share, payable on September 14, 2018, to shareholders of record on August 31, 2018.

Share Repurchase Program
On November 2, 2017, the Company announced the Board authorized an initial $4 billion share repurchase program, which has no expiration date. In the first six months of 2018, the Company spent $2 billion on repurchases of DowDuPont common stock under the program. At June 30, 2018, $1 billion of the $4 billion share repurchase program authorization remained available for additional purchases. Although there is no timeline to complete the share repurchase program, subject to sufficient opportunities to be in the market, DowDuPont intends to repurchase approximately $1 billion of the Company's stock in the third quarter of 2018, thereby completing the share repurchase program.

For additional information related to the share repurchase program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pension Plans
Dow and DuPont did not merge their pension plans and other postretirement benefit plans as a result of the Merger. Dow and DuPont have defined benefit pension plans in the United States and a number of other countries. Dow and DuPont's funding policies are to contribute to defined benefit pension plans in the United States and a number of other countries based on pension funding laws and local currency requirements. Contributions exceeding funding requirements may and have been made at Dow and DuPont's discretion.

DuPont is evaluating making a discretionary contribution in the third quarter of 2018 to its principal U.S. pension plan. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity. The determination to make such a contribution as well as the amount of any such contribution, depends on a number of factors including tax-deductible limits and capital structure considerations. In 2017, DuPont made contributions of $2.9 billion to its principal U.S. pension plan and expects the amount of any contribution made to this plan in 2018 to be less than half of the contributions DuPont made to this plan in 2017.

For additional information regarding Dow and DuPont's pension plans, see Note 16 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Restructuring
DowDuPont Cost Synergy Program
The activities related to the DowDuPont Cost Synergy Program ("Synergy Program") are expected to result in additional cash expenditures of approximately $920 million to $1,060 million, primarily by the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Synergy Program includes certain asset actions that are reflected in the preliminary fair value measurement of DuPont’s assets as of the Merger date. Current estimated total pretax restructuring charges could be impacted by future adjustments to the preliminary fair value of DuPont’s assets. The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

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

Contractual Obligations	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$4,058	$6,000	$4,699	$7,551	$22,308

1.	Includes take-or-pay and throughput obligations and outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted by the Subsidiaries.

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

Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others if specific triggering events occur. The Subsidiaries had combined outstanding guarantees at June 30, 2018, of $5,759 million, compared with $5,960 million at December 31, 2017. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the Consolidated Financial Statements.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	3,537	3,644
Claims settled, dismissed or otherwise resolved	(5,230)	(3,875)
Claims unresolved at Jun 30	13,734	15,910
Claimants with claims against both Union Carbide and Amchem	(4,928)	(5,648)
Individual claimants at Jun 30	8,806	10,262

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

Valuation of Assets and Impairment Considerations
As a result of the Merger and the related acquisition method of accounting, DuPont’s assets and liabilities were measured at fair value, and any declines in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets, particularly within the Agriculture and Specialty Products divisions, and therefore could result in an impairment.  During the third quarter of 2018, strategic business reviews will commence with the focus on alignment of the businesses to the Company’s overall growth strategy which includes a focus on core business offerings and higher margin product lines. Strategic decisions resulting from these reviews will be considered and could result in changes to the factors and assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets from those made in the purchase accounting from the Merger and the 2017 annual impairment testing process. Changes to those assumptions could significantly impact the results of goodwill and indefinite-lived intangible assets impairment testing including a potential third quarter impairment.

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

Litigation
Asbestos-Related Matters of Union Carbide Corporation, a wholly owned subsidiary of Dow
No material developments regarding this matter occurred in the second quarter of 2018. For a current status of this matter, see Note 13 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

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

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served DuPont with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. DuPont has been served with additional subpoenas relating to the same issue and in the second quarter of 2018, received a subpoena expanding the scope to any PFCs discharged from the Fayetteville Works facility into the Cape Fear River. Additional information related to this matter is included in Note 13 to the Consolidated Financial Statements under the heading "DuPont Matters: Fayetteville Works Facility, North Carolina."

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at DuPont’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against DuPont. In the second quarter of 2018, DuPont and the EPA reached a resolution-in-principle regarding certain EPA civil claims. The resolution-in-principle, for $3.1 million, is subject to court approval and public notice.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana, Steam-Assisted Flares Matter
On July 5, 2018, Dow received a draft consent decree from the EPA, DOJ and Louisiana Department of Environmental Quality (“DEQ”), relating to the operation of steam-assisted flares at Dow’s olefins manufacturing facilities in Freeport, Texas; Plaquemine, Louisiana; and St. Charles, Louisiana. Discussions between the EPA, the DOJ and the DEQ are ongoing.

La Porte Plant, La Porte, Texas - EPA Multimedia Inspection
The EPA conducted a multimedia investigation at DuPont's La Porte facility in January 2008. DuPont, the EPA and the DOJ began discussions in the fall of 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These discussions, which include possible resolutory actions, continue.

Sabine Plant, Orange, Texas - EPA Multimedia Inspection
In June 2012, DuPont began discussions with the EPA and the DOJ related to multimedia inspections that the EPA conducted at the Sabine facility in March 2009 and December 2015. The discussions involve the management of materials in the facility's waste water treatments system, hazardous waste management, flare and air emissions, including leak detection and repair. These discussions, which include possible resolutory actions, continue.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2018	—	$—	—	$2,000
May 2018	10,560,142	$66.63	10,560,142	$1,296
June 2018	4,438,216	$66.77	4,438,216	$1,000
Second quarter 2018	14,998,358	$66.67	14,998,358	$1,000

1.	On November 2, 2017, the Company announced the Board of Directors authorized an initial $4 billion share repurchase program, which has no expiration date.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the Consolidated Statements of Income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Consolidated Statements of Cash Flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Notes 1 and 2 for additional information.

Changes to the Consolidated Financial Statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income In millions	For the Years Ended Dec 31,
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Cost of sales	$50,414	$49,791	$37,640	$37,668	$37,745	$37,512
Research and development expenses	$2,110	$2,141	$1,584	$1,593	$1,598	$1,564
Selling, general and administrative expenses	$4,021	$4,064	$2,956	$2,953	$2,948	$2,898
Sundry income (expense) - net	$966	$417	$1,452	$1,486	$4,716	$4,399
1. Reflects changes resulting from the adoption of ASU 2017-07.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	For the Years Ended Dec 31,
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Operating Activities
Accounts and notes receivable	$(2,589)	$(4,959)	$(1,539)	$(4,252)	$(84)	$(3,427)
Proceeds from interests in trade accounts receivable conduits	$2,269	$—	$1,257	$—	$1,034	$—
Other assets and liabilities, net	$1,563	$1,565	$(717)	$(723)	$(48)	$(44)
Cash provided by operating activities	$8,695	$4,058	$5,600	$1,624	$7,607	$3,234
Investing Activities
Payment into escrow / trust accounts	$(701)	$—	$(835)	$—	$—	$—
Distribution from escrow / trust accounts	$143	$—	$835	$—	$—	$—
Acquisitions of property and businesses, net of cash acquired	$19	$50	$(187)	$(187)	$(123)	$(123)
Cash acquired in step acquisition of nonconsolidated affiliate	$—	$—	$1,050	$1,070	$—	$—
Proceeds from interests in trade accounts receivable conduits	$—	$4,639	$—	$3,970	$—	$4,377
Cash provided by (used for) investing activities	$4,274	$9,502	$(3,479)	$511	$(1,350)	$3,027
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)	$—	$—	$—	$—
Other financing activities, net	$(1)	$(1)	$(2)	$(2)	$(88)	$(89)
Cash used for financing activities	$(6,523)	$(6,554)	$(4,014)	$(4,014)	$(3,132)	$(3,133)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	$6,831	$7,391	$(1,970)	$(1,956)	$2,923	$2,926
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624	$8,577	$8,580	$5,654	$5,654
Cash, cash equivalents and restricted cash at end of period	$13,438	$14,015	$6,607	$6,624	$8,577	$8,580

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. In connection with the review and implementation of ASU 2016-15, the Company also changed the value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
23*	Ankura Consulting Group, LLC's Consent.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

DowDuPont Inc. Trademark Listing

®™ CORIAN, DELRIN, HYTREL, KALREZ, KEVLAR, NOMEX, SOLAMET, SPINOSYN, TEDLAR, TYVEK, VESPEL and ZYTEL are trademarks of The Dow Chemical Company ("Dow") or E. I. du Pont de Nemours and Company ("DuPont") or affiliated companies of Dow or DuPont.

DowDuPont Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOWDUPONT INC.
Registrant
Date: August 3, 2018

By:	/s/ JEANMARIE F. DESMOND	By:	/s/ RONALD C. EDMONDS
Name:	Jeanmarie F. Desmond	Name:	Ronald C. Edmonds
Title:	Co-Controller	Title:	Co-Controller
City:	Wilmington	City:	Midland
State:	Delaware	State:	Michigan