Form 10-Q
period 2018-09-30
DowDuPont Inc.
filed 2018-11-02
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had 2,294,243,816 shares of common stock, $0.01 par value, outstanding at October 31, 2018.

DOWDUPONT INC.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2018

DowDuPont Inc.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "DowDuPont" used herein mean DowDuPont Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS
This communication contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “see,” “seek,” “target,” “will,” “would,” and similar expressions and variations or negatives of these words.

On December 11, 2015, The Dow Chemical Company (“Dow”) and E. I. du Pont de Nemours and Company (“DuPont”) entered into an Agreement and Plan of Merger, as amended on March 31, 2017, (the “Merger Agreement”) under which the companies would combine in an all-stock merger of equals transaction (the “Merger”). Effective August 31, 2017, the Merger was completed and each of Dow and DuPont became subsidiaries of DowDuPont.

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including the intended separation, subject to approval of DowDuPont's Board of Directors and customary closing conditions, of DowDuPont’s agriculture, materials science and specialty products businesses in one or more tax-efficient transactions on anticipated terms (the “Intended Business Separations”). Forward-looking statements are not guarantees of future performance and are based on certain assumptions and expectations of future events which may not be realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond DowDuPont’s control. Some of the important factors that could cause DowDuPont’s, Dow’s or DuPont’s actual results (including DowDuPont's agriculture business, materials science business or specialty products business as conducted by and through Dow and DuPont) to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) costs to achieve and achieving the successful integration of the respective agriculture, materials science and specialty products businesses of DowDuPont (either directly or as conducted through Dow and DuPont), anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, productivity actions, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined operations; (ii) costs to achieve and achievement of the anticipated synergies by the combined agriculture, materials science and specialty products businesses; (iii) risks associated with the Intended Business Separations, associated costs, disruptions in the financial markets or other potential barriers; (iv) disruptions or business uncertainty, including from the Intended Business Separations, could adversely impact DowDuPont’s business (either directly or as conducted by and through Dow or DuPont), or financial performance and its ability to retain and hire key personnel; (v) uncertainty as to the long-term value of DowDuPont common stock; and (vi) risks to DowDuPont’s, Dow’s and DuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DowDuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DowDuPont’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks are and will be more fully discussed in the current, quarterly and annual reports filed with the U.S. Securities and Exchange Commission by DowDuPont, as well as the preliminary registration statements on Form 10, in each case as amended from time to time, of each of Dow Holdings Inc. and Corteva, Inc. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DowDuPont’s, Dow’s, DuPont’s, Dow Holdings Inc.'s or Corteva, Inc.'s consolidated financial condition, results of operations, credit rating or liquidity. None of DowDuPont, Dow, DuPont, Dow Holdings Inc. or Corteva, Inc. assumes any obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A) of the 2017 annual reports on Form 10-K of each of DowDuPont, Dow and DuPont and as set forth in the preliminary registration statements on Form 10, in each case as amended from time to time, of each of Dow Holdings Inc. and Corteva, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DowDuPont Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
In millions, except per share amounts (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$20,123	$15,354	$65,878	$42,418
Cost of sales	15,477	12,186	49,766	33,141
Research and development expenses	740	528	2,311	1,355
Selling, general and administrative expenses	1,496	1,001	5,143	2,480
Amortization of intangibles	462	244	1,424	556
Restructuring and asset related charges - net	290	179	741	166
Integration and separation costs	666	354	1,681	599
Equity in earnings of nonconsolidated affiliates	178	152	685	402
Sundry income (expense) - net	47	394	340	272
Interest expense and amortization of debt discount	362	283	1,072	728
Income from continuing operations before income taxes	855	1,125	4,765	4,067
Provision for income taxes on continuing operations	320	571	1,274	1,239
Income from continuing operations, net of tax	535	554	3,491	2,828
Loss from discontinued operations, net of tax	—	(20)	(5)	(20)
Net income	535	534	3,486	2,808
Net income attributable to noncontrolling interests	38	20	117	85
Net income available for DowDuPont Inc. common stockholders	$497	$514	$3,369	$2,723

Per common share data:
Earnings per common share from continuing operations - basic	$0.22	$0.33	$1.45	$2.05
Loss per common share from discontinued operations - basic	—	(0.01)	—	(0.01)
Earnings per common share - basic	$0.22	$0.32	$1.45	$2.04
Earnings per common share from continuing operations - diluted	$0.21	$0.33	$1.44	$2.02
Loss per common share from discontinued operations - diluted	—	(0.01)	—	(0.01)
Earnings per common share - diluted	$0.21	$0.32	$1.44	$2.01

Dividends declared per share of common stock	$—	$0.46	$1.14	$1.38
Weighted-average common shares outstanding - basic	2,296.2	1,577.8	2,307.3	1,330.7
Weighted-average common shares outstanding - diluted	2,311.3	1,595.3	2,323.1	1,348.8

Depreciation	$940	$708	$2,833	$1,820
Capital expenditures	$972	$752	$2,558	$2,301
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net income	$535	$534	$3,486	$2,808
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	8	(51)	(31)	(43)
Cumulative translation adjustments	(174)	(379)	(1,234)	247
Pension and other postretirement benefit plans	127	105	384	308
Derivative instruments	205	32	324	(57)
Total other comprehensive income (loss)	166	(293)	(557)	455
Comprehensive income	701	241	2,929	3,263
Comprehensive income attributable to noncontrolling interests, net of tax	33	26	73	119
Comprehensive income attributable to DowDuPont Inc.	$668	$215	$2,856	$3,144
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	Sep 30, 2018	Dec 31, 2017
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2018: $133; 2017: $107)	$6,939	$13,438
Marketable securities	370	956
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2018: $168; 2017: $127)	14,542	11,314
Other	5,006	5,579
Inventories	16,441	16,992
Other current assets	2,107	1,614
Total current assets	45,405	49,893
Investments
Investment in nonconsolidated affiliates	5,234	5,336
Other investments (investments carried at fair value - 2018: $1,874; 2017: $1,512)	2,712	2,564
Noncurrent receivables	526	680
Total investments	8,472	8,580
Property
Property	74,305	73,304
Less accumulated depreciation	39,077	37,057
Net property (variable interest entities restricted - 2018: $769; 2017: $907)	35,228	36,247
Other Assets
Goodwill	59,362	59,527
Other intangible assets (net of accumulated amortization - 2018: $6,915; 2017: $5,550)	31,508	33,274
Deferred income tax assets	1,642	1,869
Deferred charges and other assets	2,836	2,774
Total other assets	95,348	97,444
Total Assets	$184,453	$192,164
Liabilities and Equity
Current Liabilities
Notes payable	$4,757	$1,948
Long-term debt due within one year	3,118	2,067
Accounts payable:
Trade	8,631	9,134
Other	4,321	3,727
Income taxes payable	701	843
Accrued and other current liabilities	6,152	8,409
Total current liabilities	27,680	26,128
Long-Term Debt (variable interest entities nonrecourse - 2018: $148; 2017: $249)	27,293	30,056
Other Noncurrent Liabilities
Deferred income tax liabilities	5,908	6,266
Pension and other postretirement benefits - noncurrent	15,288	18,581
Asbestos-related liabilities - noncurrent	1,164	1,237
Other noncurrent obligations	7,376	7,969
Total other noncurrent liabilities	29,736	34,053
Stockholders' Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2018: 2,351,801,548 shares; 2017: 2,341,455,518 shares)	24	23
Additional paid-in capital	81,838	81,257
Retained earnings	30,933	29,211
Accumulated other comprehensive loss	(10,566)	(8,972)
Unearned ESOP shares	(139)	(189)
Treasury stock at cost (2018: 57,760,794 shares; 2017: 14,123,049 shares)	(4,000)	(1,000)
DowDuPont's stockholders' equity	98,090	100,330
Noncontrolling interests	1,654	1,597
Total equity	99,744	101,927
Total Liabilities and Equity	$184,453	$192,164
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
In millions (Unaudited)	Sep 30, 2018	Sep 30, 2017
Operating Activities
Net income	$3,486	$2,808
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,450	2,518
Provision (Credit) for deferred income tax	(111)	570
Earnings of nonconsolidated affiliates less than dividends received	155	201
Net periodic pension benefit cost	85	306
Pension contributions	(2,804)	(463)
Net gain on sales of assets, businesses and investments	(65)	(475)
Adjustment to gain on step acquisition of nonconsolidated affiliate	47	—
Restructuring and asset related charges - net	741	166
Amortization of Merger-related inventory step-up	1,494	429
Other net loss	573	228
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(3,765)	(8,204)
Inventories	(1,139)	(1,490)
Accounts payable	350	1,627
Other assets and liabilities, net	(3,867)	(743)
Cash used for operating activities	(370)	(2,522)
Investing Activities
Capital expenditures	(2,558)	(2,301)
Investment in gas field developments	(82)	(98)
Purchases of previously leased assets	—	(2)
Proceeds from sales of property and businesses, net of cash divested	104	522
Acquisitions of property and businesses, net of cash acquired	(20)	3
Cash acquired in Merger transaction	—	4,005
Investments in and loans to nonconsolidated affiliates	(11)	(694)
Distributions and loan repayments from nonconsolidated affiliates	55	56
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	64
Purchases of investments	(2,536)	(476)
Proceeds from sales and maturities of investments	2,956	2,088
Proceeds from interests in trade accounts receivable conduits	657	6,989
Other investing activities, net	(4)	(2)
Cash provided by (used for) investing activities	(1,439)	10,154
Financing Activities
Changes in short-term notes payable	2,807	953
Proceeds from issuance of long-term debt	756	—
Payments on long-term debt	(2,396)	(591)
Purchases of treasury stock	(3,000)	—
Proceeds from issuance of company stock	187	32
Proceeds from sales of common stock	—	423
Employee taxes paid for share-based payment arrangements	(124)	(89)
Contingent payment for acquisition of businesses	—	(31)
Distributions to noncontrolling interests	(83)	(58)
Dividends paid to stockholders	(2,625)	(1,947)
Other financing activities, net	(6)	(2)
Cash used for financing activities	(4,484)	(1,310)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(246)	254
Cash reclassified as held for sale	—	(37)
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	(6,539)	6,539
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$7,476	$13,163
Less: Restricted cash and cash equivalents, included in "Other current assets"	537	15
Cash and cash equivalents at end of period	$6,939	$13,148
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Equity

In millions, except per share amounts (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at Dec 31, 2016	$3,107	$4,262	$30,338	$(9,822)	$(239)	$(1,659)	$1,242	$27,229
Net income available for DowDuPont Inc. common stockholders	—	—	2,723	—	—	—	—	2,723
Other comprehensive income	—	—	—	455	—	—	—	455
Dividends ($1.38 per common share)	—	—	(1,673)	—	—	—	—	(1,673)
Common stock issued/sold	—	455	—	—	—	724	—	1,179
Stock-based compensation and allocation of ESOP shares	—	(428)	—	—	47	—	—	(381)
Impact of noncontrolling interests	—	—	—	—	—	—	346	346
Merger impact	(3,084)	76,829	—	—	—	935	—	74,680
Other	—	(2)	(22)	—	—	—	—	(24)
Balance at Sep 30, 2017	$23	$81,116	$31,366	$(9,367)	$(192)	$—	$1,588	$104,534
2018
Balance at Dec 31, 2017	$23	$81,257	$29,211	$(8,972)	$(189)	$(1,000)	$1,597	$101,927
Adoption of accounting standards (Note 1)	—	—	996	(1,037)	—	—	—	(41)
Net income available for DowDuPont Inc. common stockholders	—	—	3,369	—	—	—	—	3,369
Other comprehensive loss	—	—	—	(557)	—	—	—	(557)
Dividends ($1.14 per common share)	—	—	(2,625)	—	—	—	—	(2,625)
Common stock issued/sold	1	187	—	—	—	—	—	188
Stock-based compensation and allocation of ESOP shares	—	394	—	—	50	—	—	444
Impact of noncontrolling interests	—	—	—	—	—	—	57	57
Treasury stock purchases	—	—	—	—	—	(3,000)	—	(3,000)
Other	—	—	(18)	—	—	—	—	(18)
Balance at Sep 30, 2018	$24	$81,838	$30,933	$(10,566)	$(139)	$(4,000)	$1,654	$99,744
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

Changes to Prior Period Consolidated Financial Statements
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the consolidated statements of income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The consolidated statements of cash flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." See Note 2 for additional information on the ASUs. In the third quarter of 2018, the U.S. Securities and Exchange Commission's ("SEC") Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows.

Changes to the consolidated financial statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income	Three Months Ended Sep 30, 2017		Nine Months Ended Sep 30, 2017
In millions	As Filed	Updated [1]	As Filed	Updated [1]
Cost of sales	$12,170	$12,186	$33,130	$33,141
Research and development expenses	$522	$528	$1,343	$1,355
Selling, general and administrative expenses	$990	$1,001	$2,468	$2,480
Sundry income (expense) - net	$361	$394	$237	$272

1.	Reflects changes resulting from the adoption of ASU 2017-07. See Note 2 for additional information.

Summary of Changes to the Consolidated Statements of Cash Flows	Nine Months Ended Sep 30, 2017
In millions	As Filed	Updated [1]
Operating Activities
Proceeds from interests in trade accounts receivable conduits	$939	$—
Accounts and notes receivable	$(2,154)	$(8,204)
Other assets and liabilities, net	$(741)	$(743)
Cash provided by (used for) operating activities	$4,469	$(2,522)
Investing Activities
Payment into escrow account	$(130)	$—
Distribution from escrow account	$130	$—
Acquisitions of property and businesses, net of cash acquired	$(28)	$3
Proceeds from interests in trade accounts receivable conduits	$—	$6,989
Cash provided by investing activities	$3,134	$10,154
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)
Cash used for financing activities	$(1,279)	$(1,310)
Summary
Increase in cash, cash equivalents and restricted cash	$6,541	$6,539
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624
Cash, cash equivalents and restricted cash at end of period	$13,148	$13,163

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. See Note 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018.

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

Summary of Impacts to the Consolidated Balance Sheets	As Reported at Sep 30, 2018	Adjustments	Balance at Sep 30, 2018 Excluding Adoption of Topic 606
In millions
Assets
Accounts and notes receivable - Trade	$14,542	$(51)	$14,491
Accounts and notes receivable - Other	$5,006	$29	$5,035
Inventories	$16,441	$12	$16,453
Other current assets	$2,107	$(77)	$2,030
Total current assets	$45,405	$(87)	$45,318
Deferred income tax assets	$1,642	$(30)	$1,612
Deferred charges and other assets	$2,836	$(43)	$2,793
Total other assets	$95,348	$(73)	$95,275
Total Assets	$184,453	$(160)	$184,293
Liabilities
Accounts payable - Other	$4,321	$(10)	$4,311
Income taxes payable	$701	$2	$703
Accrued and other current liabilities	$6,152	$(57)	$6,095
Total current liabilities	$27,680	$(65)	$27,615
Deferred income tax liabilities	$5,908	$(8)	$5,900
Other noncurrent obligations	$7,376	$(134)	$7,242
Total other noncurrent liabilities	$29,736	$(142)	$29,594
Stockholders' Equity
Retained earnings	$30,933	$47	$30,980
DowDuPont's stockholders' equity	$98,090	$47	$98,137
Total equity	$99,744	$47	$99,791
Total Liabilities and Equity	$184,453	$(160)	$184,293

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

Accounting Guidance Issued But Not Adopted at September 30, 2018
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," and associated ASUs for Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged third parties to assist with the collection of lease data. The Company will elect the optional transition method that allows for a cumulative effect adjustment in the period of adoption, and prior periods will not be restated. The impact of applying other practical expedients and accounting policy elections has been evaluated and the Company is in the process of documenting the related decisions. The Company is currently implementing third-party software solutions in connection with the adoption of the ASU; however, these systems are still being modified to comply with the new guidance. The Company continues to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to facilitate the Company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The Company is working to quantify the impact and anticipates that the adoption of the new standard will result in a material increase in lease-related assets and liabilities in the consolidated balance sheets. The impact to the Company's consolidated statements of income and consolidated statements of cash flows is not expected to be material.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in ASC 820, "Fair Value Measurement." The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," which, as part of the FASB disclosure framework project, removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements that are considered relevant for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The new guidance should be applied on a retrospective basis for all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract," which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350, "Intangibles - Goodwill and Other" to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

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

The table below presents the final fair value that was allocated to DuPont's assets and liabilities based upon fair values as determined by DowDuPont. The valuation process to determine the fair values is complete. For the nine months ended September 30, 2018, DowDuPont made measurement period adjustments to reflect facts and circumstances in existence as of the effective time of the Merger. These adjustments primarily included a $392 million increase in goodwill, a $257 million decrease in property, and a $150 million decrease in indefinite-lived trademarks, tradenames and customer-related assets.

DuPont Assets Acquired and Liabilities Assumed on Aug 31, 2017	Final fair value
In millions
Fair Value of Assets Acquired
Cash and cash equivalents	$4,005
Marketable securities	2,849
Accounts and notes receivable - Trade	6,199
Accounts and notes receivable - Other	1,635
Inventories	8,805
Other current assets	420
Assets held for sale	3,732
Investment in nonconsolidated affiliates	1,596
Other investments	50
Noncurrent receivables	84
Property	11,684
Goodwill	45,497
Other intangible assets	27,071
Deferred income tax assets	279
Deferred charges and other assets	1,932
Total Assets	$115,838
Fair Value of Liabilities Assumed
Notes payable	$4,046
Long-term debt due within one year	1,273
Accounts payable - Trade	2,346
Accounts payable - Other	952
Income taxes payable	261
Accrued and other current liabilities	3,517
Liabilities held for sale	125
Long-term debt	9,878
Deferred income tax liabilities	8,259
Pension and other postretirement benefits - noncurrent	8,056
Other noncurrent obligations	1,967
Total Liabilities	$40,680
Noncontrolling interests	478
Net Assets (Consideration for the Merger)	$74,680

The following table provides "Net sales" and "Loss from continuing operations before income taxes" of DuPont included in the Company's results for the period September 1 through September 30, 2017. Included in the results from DuPont was $40 million of "Restructuring and asset related charges - net" (see Note 5 for additional information), $360 million that was recognized in "Cost of sales" as inventory was sold related to the fair value step-up of inventories and $71 million of "Integration and separation costs."

DuPont Results of Operations	Sep 1 -
In millions	Sep 30, 2017
Net sales	$1,734
Loss from continuing operations before income taxes	$(303)

As a condition of the European Commission ("EC"), Chinese Ministry of Commerce, Brazilian Administrative Council for Economic Defense and the U.S. Department of Justice ("DOJ") approval of the Merger, Dow and DuPont were required to divest the following:

Dow Merger Remedy - Divestiture of the Global Ethylene Acrylic Acid Copolymers and Ionomers Business
On February 2, 2017, as a condition of regulatory approval of the Merger, Dow announced it would divest its global ethylene acrylic acid copolymers and ionomers business ("EAA Business") to SK Global Chemical Co., Ltd. The divestiture included production assets located in Freeport, Texas, and Tarragona, Spain, along with associated intellectual property and product trademarks. Under terms of the purchase agreement, SK Global Chemical Co., Ltd will honor certain customer and supplier contracts and other agreements. On September 1, 2017, the sale was completed for $296 million, net of working capital adjustments, costs to sell and other adjustments, with proceeds subject to customary post-closing adjustments.

In the third quarter of 2017, the Company recognized a pretax gain of $227 million on the sale, included in "Sundry income (expense) - net" in the consolidated statements of income and related to the Packaging & Specialty Plastics segment.

Dow Merger Remedy - Divestiture of a Portion of Dow AgroSciences' Corn Seed Business
On July 11, 2017, as a condition of regulatory approval of the Merger, Dow announced it entered into a definitive agreement with CITIC Agri Fund to sell a select portion of Dow AgroSciences' corn seed business in Brazil, part of the Agriculture segment, for a purchase price of $1.1 billion. The agreement included the sale of some seed processing plants and seed research centers, a copy of Dow AgroSciences' Brazilian corn germplasm bank, the MORGAN™ brand and a license for the use of the DOW SEMENTES™ brand for a certain period of time. The sale closed in the fourth quarter of 2017.

The Company evaluated the divestiture of the EAA Business and determined it did not represent a strategic shift that had a major effect on the Company’s operations and financial results and did not qualify as an individually significant component of the Company. The divestiture of a portion of Dow AgroSciences' corn seed business did not qualify as a component of the Company. As a result, these divestitures were not reported as discontinued operations.

DuPont Merger Remedy - Divested Ag Business
DuPont was required to sell certain assets related to its Crop Protection business and research and development ("R&D") organization, specifically DuPont’s Cereal Broadleaf Herbicides and Chewing Insecticides portfolios, including RYNAXYPYR®, CYAZYPYR®, and Indoxacarb as well as the crop protection R&D pipeline and organization, excluding seed treatment, nematicides, and late-stage R&D programs. On March 31, 2017, DuPont entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC"). Under the FMC Transaction Agreement, FMC acquired the Crop Protection business and R&D assets that DuPont was required to divest in order to obtain EC approval of the Merger as described above (the "Divested Ag Business"), and DuPont agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products, (the "H&N Business") (collectively, the "FMC Transactions"). Earnings of the Divested Ag Business are included in “Loss from discontinued operations, net of tax" in periods subsequent to the Merger.

The results of operations of DuPont's Divested Ag Business are presented as discontinued operations as summarized below, representing activity subsequent to the Merger:

Results of Operations of DuPont's Divested Ag Business	Three and Nine Months Ended Sep 30, 2017 [1]
In millions
Net sales	$116
Cost of sales	110
Research and development expenses	9
Selling, general and administrative expenses [2]	29
Loss from discontinued operations before income taxes	$(32)
Benefit from income taxes	(12)
Loss from discontinued operations, net of tax	$(20)

1.	The Divested Ag Business was disposed of on November 1, 2017.

2.	Includes $8 million of transaction costs associated with the disposal of the Divested Ag Business.

Unaudited Supplemental Pro Forma Information
The DowDuPont unaudited pro forma results presented below were prepared pursuant to the requirements of ASC 805, "Business Combinations" and give effect to the Merger as if it had been consummated on January 1, 2016. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the Merger been completed on January 1, 2016. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved by DowDuPont from the Merger.

The pro forma results include adjustments for the preliminary purchase accounting impact (including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, amortization of the fair value adjustment to investment in nonconsolidated affiliates, and reduction of interest expense related to the fair value adjustment to long-term debt, along with the related tax impacts), the alignment of accounting policies, and the elimination of transactions between Dow and DuPont. The fair value estimates reflected in the unaudited pro forma information are based on those used in the Current Report on Form 8‑K/A filed with the SEC on October 26, 2017, and subsequent measurement period adjustments are not reflected. Other adjustments are reflected in the pro forma results as follows:

•
For the nine months ended September 30, 2017, Dow and DuPont collectively incurred $66 million after tax ($94 million pretax) of costs to prepare for and close the Merger. These Merger costs have been reflected within the results of operations in the pro forma results presented below as if they were incurred on January 1, 2016. The costs incurred related to integration and preparation for the Intended Business Separations are reflected in the pro forma results in the period in which they were incurred.

•
The Company incurred an after tax charge of $253 million ($302 million pretax) in the third quarter of 2017 related to the fair value step-up of inventories acquired and sold, excluding the acquired inventory related to DuPont's Seed business. The 2017 pro forma results were adjusted to exclude this charge.

•
To align with seasonality, charges related to the fair value step-up of acquired inventory related to DuPont’s Seed business are reflected in the pro forma results based on actual quantity of units sold during those periods as if the fair value step-up of inventories had occurred on January 1, 2016. Accordingly, $35 million after tax ($50 million pretax) and $273 million after tax ($393 million pretax) of charges for the three and nine months ended September 30, 2017 are reflected in the pro forma results.

•	The 2017 pro forma results were adjusted to exclude a $170 million after tax charge incurred in September 2017 related to the impact of change in tax attributes.

The unaudited pro forma results for all periods exclude the results of operations of the DuPont Divested Ag Business as this divestiture is reflected as discontinued operations. The Dow global EAA Business, through August 31, 2017, and a portion of Dow Agrosciences’ corn seed business divestitures are included in the results from continuing operations in the unaudited pro forma results presented below, for all periods presented, as these divestitures do not qualify for discontinued operations.

DowDuPont Pro Forma Results of Operations	Three Months Ended	Nine Months Ended
	Sep 30, 2017	Sep 30, 2017
In millions
Net sales	$18,319	$59,620
Income from continuing operations, net of tax	$762	$4,351
Earnings per common share from continuing operations - basic	$0.31	$1.82
Earnings per common share from continuing operations - diluted	$0.31	$1.80

Integration and Separation Costs
Integration and separation costs have been and are expected to be significant in the future. The Company incurred "Integration and separation costs," reflected in "Income from continuing operations before income taxes" in the consolidated statements of income, of $666 million and $1,681 million for the three and nine months ended September 30, 2018, respectively, and $354 million and $599 million for the three and nine months ended September 30, 2017, respectively. These costs to date primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-merger integration and separation, and the ownership restructure of Dow Silicones. While the Company assumed that a certain level of expenses would be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate.

H&N Business
On November 1, 2017, DuPont completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition is being integrated into the Nutrition & Biosciences segment to enhance the Company’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. DuPont accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The preliminary fair value allocated to the assets acquired and liabilities assumed for the H&N Business at November 1, 2017 was $1,970 million. The valuation process is currently in the process of being finalized as DuPont has reached the end of the measurement period on November 1, 2018. There are no material updates to the preliminary purchase accounting and purchase price allocation. For additional information regarding the acquisition of the H&N Business, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 4 - REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the three and nine months ended September 30, 2018, 99 percent of the Company's sales related to product sales (98 percent in the three and nine months ended September 30, 2017). The remaining sales were primarily related to Dow's insurance operations and licensing of patents and technologies. As of January 1, 2018, the Company accounts for revenue in accordance with Topic 606, except for revenue from Dow's insurance operations, which is accounted for in accordance with Topic 944, "Financial Services - Insurance."

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

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing depending on business and geographic region, with the exception of the Agriculture segment, where payment terms are generally less than one year after invoicing. The Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. The Company has elected to use the practical expedient to expense cash and non-cash sales incentives as the amortization period for the costs to obtain the contract would have been one year or less.

Certain long-term contracts include a series of distinct goods that are delivered continuously to the customer through a pipeline (e.g., feedstocks). For these types of product sales, the Company invoices the customer in an amount that directly corresponds with the value to the customer of the Company’s performance-to-date. As a result, the Company recognizes revenue based on the amount billable to the customer in accordance with the right to invoice practical expedient.

The transaction price includes estimates for reductions in revenue from customer rebates and rights of return on product sales. These amounts are estimated based upon the most likely amount of consideration to which the customer will be entitled. The Company’s obligation for rights of return is limited primarily to the Agriculture segment. All estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time, to the extent it is probable, that a significant reversal of revenue recognized will not occur. All estimates for variable consideration are reassessed periodically.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price. The standalone selling price is the observable price which depicts the price as if sold to a similar customer in similar circumstances.

Patents, Trademarks and Licenses
The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the majority of the Company’s licenses for patents and technology is derived from sales-based royalties. The Company estimates the amount of sales-based royalties to which it expects to be entitled to based on historical sales to the customer. For the remaining revenue from licensing arrangements, payments are typically received from the Company’s licensees based on billing schedules established in each contract. Revenue is recognized by the Company when the performance obligation is satisfied.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At September 30, 2018, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $103 million and unfulfilled performance obligations for the licensing of technology of $227 million. The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

The remaining performance obligations are for product sales that have expected durations of one year or less, product sales of materials delivered through a pipeline for which the Company has elected the right to invoice practical expedient, or variable consideration attributable to royalties for licenses of patents and technology. The Company has received advance payments from customers related to long-term supply agreements and royalty payments that are deferred and recognized over the life of the contract, with remaining contract terms that range up to 22 years. The Company will have rights to future consideration for revenue recognized when product is delivered to the customer. These payments are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and business or major product line and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. See details in the tables below:

Net Trade Revenue by Segment and Business or Major Product Line [1]	Three Months Ended Sep 30, 2018	Nine Months Ended Sep 30, 2018
In millions
Crop Protection	$1,366	$4,714
Seed	580	6,770
Agriculture	$1,946	$11,484
Coatings & Performance Monomers	$1,029	$3,054
Consumer Solutions	1,447	4,325
Performance Materials & Coatings	$2,476	$7,379
Industrial Solutions	$1,211	$3,562
Polyurethanes & CAV	2,607	7,849
Other	3	10
Industrial Intermediates & Infrastructure	$3,821	$11,421
Hydrocarbons & Energy	$1,983	$5,636
Packaging and Specialty Plastics	4,136	12,592
Packaging & Specialty Plastics	$6,119	$18,228
Advanced Printing	$129	$387
Display & Other Technologies	88	230
Interconnect Solutions	313	892
Photovoltaic & Advanced Materials	255	826
Semiconductor Technologies	410	1,216
Electronics & Imaging	$1,195	$3,551
Industrial Biosciences	$533	$1,635
Nutrition & Health	1,145	3,538
Nutrition & Biosciences	$1,678	$5,173
Engineering Polymers	$699	$2,066
Performance Resins	450	1,287
Performance Solutions	259	948
Transportation & Advanced Polymers	$1,408	$4,301
Aramids	$399	$1,190
Construction	433	1,253
TYVEK® Enterprise	298	906
Water Solutions	272	763
Safety & Construction	$1,402	$4,112
Corporate	$78	$229
Total	$20,123	$65,878

1.
Beginning in the third quarter of 2018, DowDuPont realigned certain global businesses and product lines in preparation for the Intended Business Separations. These changes have been retrospectively reflected in the results presented. See Note 21 for additional information.

Net Trade Revenue by Geographic Region	Three Months Ended Sep 30, 2018	Nine Months Ended Sep 30, 2018
In millions
U.S. & Canada	$6,838	$25,199
EMEA [1]	5,687	18,900
Asia Pacific	5,096	15,284
Latin America	2,502	6,495
Total	$20,123	$65,878

1.	Europe, Middle East and Africa.

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

Revenue recognized in the first nine months of 2018 from amounts included in contract liabilities at the beginning of the period was approximately $2.1 billion. The decrease in deferred revenue from December 31, 2017 to September 30, 2018 was primarily due to the timing of seed deliveries to customers for the growing season in U.S. & Canada in the Agriculture segment. In the first nine months of 2018, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	Sep 30, 2018	Topic 606 Adjustments Jan 1, 2018	Dec 31, 2017
In millions
Accounts and notes receivable - Trade	$14,542	$87	$11,314
Contract assets - current [1]	$82	$58	$—
Contract assets - noncurrent [2]	$47	$43	$—
Contract liabilities - current [3]	$499	$52	$2,131
Contract liabilities - noncurrent [4]	$1,449	$117	$1,413

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $875 million to $975 million of severance and related benefit costs; $400 million to $615 million of asset write-downs and write-offs; and $400 million to $450 million of costs associated with exit and disposal activities.

As a result of these actions, the Company recorded pretax restructuring charges of $179 million for the three and nine months ended September 30, 2017, comprised of severance and related benefit costs. For the three months ended September 30, 2018, the Company recorded pretax restructuring charges of $162 million, consisting of severance and related benefit costs of $67 million, asset write-downs and write-offs of $86 million and costs associated with exit and disposal activities of $9 million. For the nine months ended September 30, 2018, the Company recorded pretax restructuring charges of $604 million, consisting of severance and related benefit costs of $361 million, asset write-downs and write-offs of $167 million and costs associated with exit and disposal activities of $76 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The Company expects to record additional restructuring charges in 2018 and 2019 and expects the Synergy Program to be completed by the end of 2019.

The Company recorded pretax restructuring charges of $1,478 million inception-to-date under the Synergy Program, consisting of severance and related benefit costs of $871 million, asset write-downs and write-offs of $457 million and costs associated with exit and disposal activities of $150 million.

The following table summarizes the activities related to the Synergy Program. At September 30, 2018, $507 million was included in "Accrued and other current liabilities" ($377 million at December 31, 2017) and $81 million was included in "Other noncurrent obligations" ($133 million at December 31, 2017) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
2017 restructuring charges	$510	$290	$74	$874
Charges against the reserve	—	(290)	—	(290)
Non-cash compensation	(7)	—	—	(7)
Cash payments	(64)	—	(3)	(67)
Reserve balance at Dec 31, 2017	$439	$—	$71	$510
2018 restructuring charges [1]	361	167	76	604
Charges against the reserve	—	(167)	—	(167)
Cash payments	(289)	—	(68)	(357)
Net translation adjustment	(2)	—	—	(2)
Reserve balance at Sep 30, 2018	$509	$—	$79	$588
1. Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring charges recorded for severance and related benefit costs were related to Corporate. The Company recorded restructuring charges for asset write-downs and write-offs for the three months ended September 30, 2018, of $86 million, related to Agriculture ($80 million), Packaging & Specialty Plastics ($4 million) and Safety & Construction ($2 million). The Company recorded restructuring charges for asset write-downs and write-offs for the nine months ended September 30, 2018, of $167 million, related to Agriculture ($138 million), Safety & Construction ($5 million), Packaging & Specialty Plastics ($4 million), Electronics & Imaging ($2 million) and Corporate ($18 million). The restructuring charges for asset write-downs and write-offs aligned with Agriculture for the three and nine months ended September 30, 2018, related primarily to the consolidation or shutdown of manufacturing, R&D and other non-manufacturing facilities and the write-down of inventory.

The Company recorded restructuring charges of $9 million for costs associated with exit and disposal activities for the three months ended September 30, 2018 related to Agriculture ($8 million) and Corporate ($1 million). The Company recorded restructuring charges of $76 million for costs associated with exit and disposal activities for the nine months ended September 30, 2018 related to Agriculture (charge of $45 million), Industrial Intermediates & Infrastructure (charge of $11 million), Packaging & Specialty Plastics (charge of $3 million), Transportation & Advanced Polymers (benefit of $1 million), Safety & Construction (charge of $16 million) and Corporate (charge of $2 million).

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

Asset Impairments
During the three months ended September 30, 2018, the Company recognized an $85 million pretax impairment charge in “Restructuring and asset related charges - net” in the consolidated statements of income related to certain in-process research and development (“IPR&D") assets within the Agriculture segment.
In addition, based on updated projections for the Company’s equity method investments in joint ventures in China related to the Agriculture segment, management determined the fair value of the equity method investments is below the carrying value and has no expectation the fair value will recover due to the continuing unfavorable regulatory environment, including lack of intellectual property protection, uncertain product registration timing and limited freedom to operate. As a result, management concluded the impairment is other than temporary and recorded an impairment charge of $41 million in “Restructuring and asset related charges - net” in the consolidated statements of income. See Notes 10 and 19 for additional information.

NOTE 6 - SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended September 30, 2018, "Sundry income (expense) - net" was income of $47 million (income of $394 million for the three months ended September 30, 2017). For the nine months ended September 30, 2018, "Sundry income (expense) - net" was income of $340 million (income of $272 million for the nine months ended September 30, 2017).

The following table provides the most significant transactions recorded in "Sundry income (expense) - net" for the three and nine months ended September 30, 2018 and 2017:

Sundry Income (Expense) - Net	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Non-operating pension and other postretirement benefit plan net credit [1]	$109	$34	$332	$36
Interest income	$38	$39	$144	$86
Gain (loss) on sales of other assets and investments [2]	$(3)	$11	$66	$148
Adjustments related to Dow Silicones ownership restructure	$(6)	$—	$(47)	$—
Foreign exchange gains (losses), net [3]	$(103)	$72	$(308)	$16
Gain on divestiture of Dow's EAA Business [4]	$—	$227	$—	$227
Gain related to Nova patent infringement award [5]	$—	$—	$—	$137
Loss related to Dow's Bayer CropScience arbitration matter [5]	$—	$—	$—	$(469)

1.	Presented in accordance with newly implemented ASU 2017-07. See Notes 1 and 2 for additional information.

2.	Includes a $20 million gain in the first quarter of 2018 related to Dow's sale of its equity interest in MEGlobal.

3.	Includes a $50 million foreign exchange loss in the first quarter of 2018 related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

4.	See Note 3 for additional information.

5.	See Note 13 for additional information.

Accounts and Notes Receivable - Trade
“Accounts and notes receivable - Trade” in the consolidated balance sheets was $14,542 million at September 30, 2018 and $11,314 million at December 31, 2017. Notes receivable, which is a component of “Accounts and notes receivable - Trade," was $1,735 million at September 30, 2018 and $309 million at December 31, 2017. The increase was primarily due to normal seasonality in the sales and cash collections cycle in the Agriculture segment. No other components of “Accounts and notes receivable - Trade” were more than 10 percent of the total of “Accounts and notes receivable - Trade."

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the consolidated balance sheets were $6,152 million at September 30, 2018 and $8,409 million at December 31, 2017. Accrued payroll, which is a component of "Accrued and other current liabilities," was $1,563 million at September 30, 2018 and $1,931 million at December 31, 2017. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. At September 30, 2018, the Company had restricted cash of $537 million ($577 million at December 31, 2017).

DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. At September 30, 2018, $506 million of the restricted cash balance was related to the Trust ($558 million at December 31, 2017).

NOTE 7 - INCOME TAXES
On December 22, 2017, The Act was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At September 30, 2018, the Company has not completed its accounting for the tax effects of The Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118, income tax effects of The Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued by U.S. regulatory and standard-setting bodies.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, the Company is still analyzing certain aspects of The Act and refining its calculations. In the three and nine months ended September 30, 2018, benefits of $127 million and $103 million, respectively, were recorded to “Provision for income taxes on continuing operations" in the consolidated statements of income to adjust the provisional amount related to the remeasurement of the Company's deferred tax balance, resulting in a net benefit of $2,769 million since the enactment of The Act. Of the benefit recorded in the three months ended September 30, 2018, $154 million relates to Dow's and DuPont's discretionary pension contributions in 2018, which were deducted on 2017 tax returns.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiaries as E&P will not be finalized until the fourth quarter of 2018, after the federal income tax return is filed. The Company recorded a charge of $11 million for the three and nine months ended September 30, 2018 to "Provision for income taxes on continuing operations." To date, the Company has recorded a cumulative provisional charge of $1,591 million with respect to the one-time transition tax.

•
In the nine months ended September 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

•
For tax years beginning after December 31, 2017, The Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company is evaluating the policy election on whether the additional liability will be recorded in the period in which it is incurred or recognized for the basis differences that would be expected to reverse in future years.

During the three months ended September 30, 2018, it was determined that a full valuation allowance against the net deferred tax asset position of a DuPont legal entity in Brazil was required. This determination was based on a change in judgment about the realizability of the deferred tax asset due to revised cash flow projections reflecting expected declines in the sales and profitability associated with the Agriculture segment. As a result, the Company recognized a tax charge of $75 million in the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company recognized a tax charge of $27 million associated with the reduction of a tax benefit recorded in 2017 due to DuPont's decision to deduct its third quarter 2018 principal U.S. pension plan discretionary contribution on its 2017 consolidated U.S. tax return.

During the three and nine months ended September 30, 2018, the Company recognized a tax charge of $26 million related to an internal entity restructuring associated with the Intended Business Separations.

During 2018, the Company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three and nine months ended September 30, 2018, the Company recorded a tax charge of $61 million associated with these repatriation activities to "Provision for income taxes on continuing operations."

As a result of the Merger and subsequent change in ownership, certain net operating loss carryforwards available for Dow's consolidated German tax group were derecognized. In addition, the sale of stock between two Dow consolidated subsidiaries in 2014 created a gain that was initially deferred for tax purposes. This deferred gain became taxable as a result of activities executed in anticipation of the Intended Business Separations. As a result, in the third quarter of 2017, the Company decreased “Deferred income tax assets” in the consolidated balance sheets and recorded a charge to “Provision for income taxes on continuing operations” of $267 million.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2018 and 2017:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Income from continuing operations, net of tax	$535	$554	$3,491	$2,828
Net income attributable to noncontrolling interests	(38)	(20)	(117)	(85)
Net income attributable to participating securities [1]	(2)	(3)	(15)	(13)
Income from continuing operations attributable to common stockholders	$495	$531	$3,359	$2,730
Loss from discontinued operations, net of tax	—	(20)	(5)	(20)
Net income attributable to common stockholders	$495	$511	$3,354	$2,710

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.22	$0.33	$1.45	$2.05
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Net income attributable to common stockholders	$0.22	$0.32	$1.45	$2.04

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Income from continuing operations, net of tax	$535	$554	$3,491	$2,828
Net income attributable to noncontrolling interests	(38)	(20)	(117)	(85)
Net income attributable to participating securities [1]	(2)	(3)	(15)	(13)
Income from continuing operations attributable to common stockholders	$495	$531	$3,359	$2,730
Loss from discontinued operations, net of tax	—	(20)	(5)	(20)
Net income attributable to common stockholders	$495	$511	$3,354	$2,710

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Dollars per share
Income from continuing operations attributable to common stockholders	$0.21	$0.33	$1.44	$2.02
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Net income attributable to common stockholders	$0.21	$0.32	$1.44	$2.01

Share Count Information	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Shares in millions
Weighted-average common shares - basic [2]	2,296.2	1,577.8	2,307.3	1,330.7
Plus dilutive effect of equity compensation plans [2]	15.1	17.5	15.8	18.1
Weighted-average common shares - diluted [2]	2,311.3	1,595.3	2,323.1	1,348.8
Stock options and restricted stock units excluded from EPS calculations [3]	9.6	2.2	8.2	1.8

1.	Dow restricted stock units (formerly termed deferred stock) are considered participating securities due to Dow's practice of paying dividend equivalents on unvested shares.

2.
As a result of the Merger, the share amounts for the three and nine months ended September 30, 2017, reflect a weighted averaging effect of Dow shares outstanding prior to August 31, 2017 and DowDuPont shares outstanding on and after August 31, 2017.

3.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Sep 30, 2018	Dec 31, 2017
In millions
Finished goods	$9,535	$9,701
Work in process	4,194	4,512
Raw materials	1,560	1,267
Supplies	1,198	1,296
Total	$16,487	$16,776
Adjustment of inventories to a LIFO basis	(46)	216
Total inventories	$16,441	$16,992

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects the carrying amounts of goodwill by reportable segment:

Goodwill	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Total
In millions
Net goodwill at Dec 31, 2017 [1]	$14,873	$3,689	$1,101	$5,044	$8,175	$13,180	$6,870	$6,595	$59,527
Measurement period adjustments - Merger	94	—	—	82	57	(201)	162	198	392
Measurement period adjustments - H&N Business	—	—	—	—	—	(2)	—	—	(2)
Foreign currency impact	(262)	(37)	(3)	(11)	(27)	(153)	(36)	(26)	(555)
Net goodwill at Sep 30, 2018	$14,705	$3,652	$1,098	$5,115	$8,205	$12,824	$6,996	$6,767	$59,362

1.	Updated for changes in reportable segments effective in the third quarter of 2018. Refer to Note 21 for additional information.

Other Intangible Assets
The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets	Sep 30, 2018			Dec 31, 2017
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$7,758	$(2,371)	$5,387	$7,627	$(1,834)	$5,793
Software	1,495	(853)	642	1,420	(780)	640
Trademarks/tradenames	1,766	(698)	1,068	1,814	(596)	1,218
Customer-related	14,298	(2,693)	11,605	14,537	(2,151)	12,386
Microbial cell factories	394	(19)	375	397	(6)	391
Favorable supply contracts	475	(88)	387	495	(17)	478
Other [1]	619	(193)	426	703	(166)	537
Total other intangible assets with finite lives	$26,805	$(6,915)	$19,890	$26,993	$(5,550)	$21,443
Intangible assets with indefinite lives:
IPR&D [2]	595	—	595	710	—	710
Germplasm [3]	6,265	—	6,265	6,265	—	6,265
Trademarks/tradenames	4,758	—	4,758	4,856	—	4,856
Total other intangible assets	$38,423	$(6,915)	$31,508	$38,824	$(5,550)	$33,274

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

2.	Refer to discussion of interim impairment test on the following page.

3.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The Company recognized germplasm as an intangible asset upon the Merger. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual or other factors which limit its useful life.

During the three months ended September 30, 2018, the Company determined that the fair value of certain IPR&D assets in the Agriculture segment had declined as a result of delays in timing of commercialization and increases to expected research and development costs. The Company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result, the Company recorded a pretax, non-cash intangible asset impairment charge of $85 million, which is reflected in “Restructuring and asset related charges - net,” in the consolidated statements of income for the three and nine months ended September 30, 2018, all of which related to the Agriculture segment.

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Other intangible assets, excluding software	$462	$244	$1,424	$556
Software, included in "Cost of sales"	$25	$21	$73	$61

Total estimated amortization expense for 2018 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2018	$1,978
2019	$1,899
2020	$1,857
2021	$1,815
2022	$1,742
2023	$1,708

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

In the fourth quarter of 2017, Dow suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. See Note 12 for additional information on the secured borrowing arrangements.

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

Interests Held	Sep 30, 2018	Dec 31, 2017
In millions
Carrying value of interests held	$—	$677
Percentage of anticipated credit losses	—%	2.64%
Impact to carrying value - 10% adverse change	$—	$—
Impact to carrying value - 20% adverse change	$—	$1

Credit losses, net of any recoveries, on receivables sold were insignificant for the three and nine months ended September 30, 2018 and 2017.

Following is an analysis of certain cash flows between Dow and the conduits:

Cash Proceeds	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017

Collections reinvested in revolving receivables	$—	$6,295	$—	$18,027
Interests in conduits [1]	$1	$2,157	$657	$6,989

1.
Presented in "Investing Activities" in the consolidated statements of cash flows in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Interests in conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits.

Following is additional information related to the sale of receivables under these facilities:

Trade Accounts Receivable Sold	Sep 30, 2018	Dec 31, 2017
In millions
Delinquencies on sold receivables still outstanding	$—	$82
Trade accounts receivable outstanding and derecognized	$—	$612

NOTE 12 - NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
A summary of Dow and DuPont's notes payable, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

2018 Activity
In the first nine months of 2018, Dow redeemed $333 million of 5.7 percent notes at maturity and an aggregate principal amount of $86 million of International Notes ("InterNotes") at maturity. In addition, approximately $75 million of long-term debt was repaid by consolidated variable interest entities. Dow also called an aggregate principal amount of $343 million tax-exempt bonds of various interest rates and maturities in 2029, 2033 and 2038. As a result of the redemptions, Dow recognized a pretax loss of $7 million on the early extinguishment of debt, included in “Sundry income (expense) - net” in the consolidated statements of income.

In July 2018, DuPont fully repaid $1,250 million of 6.0 percent coupon bonds at maturity.

2017 Activity
In the first nine months of 2017, Dow redeemed $436 million of 6.0 percent notes at maturity and an aggregate principal amount of $31 million of InterNotes at maturity. In addition, approximately $60 million of long-term debt was repaid by consolidated variable interest entities.

Dow Committed Credit Facilities
On May 27, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement. On August 4, 2018, Dow renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in August 2020 and provides for interest at floating rates, as defined in the agreement.

On October 30, 2018, Dow terminated and replaced its $5.0 billion Five Year Competitive Advance and Revolving Credit Facility Agreement under substantially similar terms and conditions, which has a maturity date in October 2023. In addition, Dow amended a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in October 2019 and provides for interest at floating rates, as defined in the agreement.

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

Secured Borrowing
In September 2018, Dow renewed its North American accounts receivable securitization facility for a one year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to $800 million. Under the structure of the amended agreement, Dow will use select trade accounts receivable to collateralize the credit facility with certain lenders. At September 30, 2018, the facility had not been drawn upon.

At September 30, 2018, Dow had total committed credit facilities of $11.7 billion and available credit facilities of $7.2 billion.

In October 2018, Dow renewed its European accounts receivable securitization facility for a two year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to Euro 400 million. Under the structure of the amended agreement, Dow will use select trade accounts receivable to collateralize the credit facility with certain lenders.

DuPont Term Loan and Revolving Credit Facilities
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At September 30, 2018, DuPont had made four term loan borrowings in an aggregate principal amount of $2.0 billion and had unused commitments of $2.5 billion under the Term Loan Facility. In 2018, DuPont also amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

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

At September 30, 2018, $1,366 million of notes receivable, recorded in "Accounts and notes receivable - Trade," were pledged as collateral against outstanding borrowings under the 2018 Repurchase Facility of $1,300 million, recorded in "Notes payable" on the consolidated balance sheets.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to Dow and DuPont's outstanding long-term debt and primary, private credit agreements for the nine months ended September 30, 2018.

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

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2018 activity, it was determined that no adjustment to the accrual was required at September 30, 2018.

Union Carbide's asbestos related liability for pending and future claims and defense and processing costs was $1,290 million at September 30, 2018. Approximately 16 percent of the recorded liability related to pending claims and approximately 84 percent related to future claims.

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

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At September 30, 2018, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $122 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at September 30, 2018 ($263 million at December 31, 2017), which was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,081 million at September 30, 2018.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range, which resulted in a decrease to the Commercial Creditor liability of $33 million in the second quarter of 2017, which was included in "Sundry income (expense) - net" in the consolidated statements of income. At September 30, 2018, the liability related to Dow Silicones' potential obligation to its Commercial Creditors in the Chapter 11 Proceeding was $81 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($78 million at December 31, 2017). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Silicones, Dow is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. No indemnification assets were recorded at September 30, 2018 or December 31, 2017.

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

Separation of DuPont's Performance Chemicals Segment
On July 1, 2015, DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, DuPont and The Chemours Company (“Chemours”) entered into a Separation agreement (the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement and the amendment to the Chemours Separation Agreement, Chemours indemnifies DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Chemours Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, DuPont records an indemnification asset when recovery is deemed probable. At September 30, 2018, the indemnification assets were $95 million included in "Accounts and notes receivable - Other" and $313 million included in "Noncurrent receivables" along with the corresponding liabilities of $95 million recorded in "Accrued and other current liabilities" and $313 million included in "Other noncurrent obligations" in the consolidated balance sheets.

PFOA Matters
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works' plant in West Virginia. Pursuant to the Chemours Separation Agreement discussed above, DuPont is indemnified by Chemours for the PFOA matters discussed below and has recorded a total indemnification asset of $20 million.

U.S. Environmental Protection Agency (“EPA") and New Jersey Department of Environmental Protection (“NJDEP”)
DuPont is obligated under agreements with the EPA, including a 2009 consent decree to which Chemours was added in 2017, and has made voluntary commitments to the NJDEP. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain DuPont sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA. At September 30, 2018, DuPont had an accrual of $20 million related to these obligations and voluntary commitments. DuPont recorded an indemnification asset corresponding to the accrual balance at September 30, 2018.

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

Leach class members may pursue personal injury claims against DuPont only for the six human diseases for which the C8 Science Panel determined a probable link exists. Following the Leach Settlement, approximately 3,550 lawsuits alleging personal injury claims were filed in various federal and state courts in Ohio and West Virginia. These lawsuits were consolidated in multi-district litigation ("MDL") in the U.S. District Court for the Southern District of Ohio ("S.D. Ohio").

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

Post MDL Settlement PFOA Personal Injury Claims
The MDL Settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At September 30, 2018, about 35 lawsuits alleging personal injury, including kidney and testicular cancer, from exposure to PFOA in drinking water had been filed against DuPont in West Virginia and Ohio. Nearly all these cases are pending in the existing MDL in S.D. Ohio. The court has ordered the parties to identify 4 cases each and prepare them for trial to begin in October 2019. A case that has not been transferred to the MDL is scheduled for trial in state court in Wood County, West Virginia in April 2019.

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
While it is reasonably possible that DuPont could incur liabilities related to the post MDL Settlement PFOA personal injury claims and the water utility and related actions described above, any such liabilities are not expected to be material. Chemours is defending and indemnifying DuPont in these matters in accordance with the amendment to the Chemours Separation Agreement discussed below.

Amendment to Chemours Separation Agreement
Concurrent with the MDL Settlement, DuPont and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities (i.e., indemnifiable losses, as defined in the Chemours Separation Agreement) for a period of five years beginning July 6, 2017. During that five-year period, Chemours will annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged. There have been no charges incurred by DuPont under this arrangement through September 30, 2018. Chemours has also agreed that it will not contest its liability to DuPont under the Chemours Separation Agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the Chemours Separation Agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the Chemours Separation Agreement.

It is possible that new lawsuits could be filed against DuPont related to PFOA that may not be within the scope of the MDL Settlement. Any such new litigation would be subject to indemnification by Chemours under the Chemours Separation Agreement, as amended.

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

At September 30, 2018, several actions are pending in federal court against Chemours and DuPont. These actions have been consolidated into a single purported class action, on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. These actions relate to the alleged discharge of certain PFCs into the river from the operations and wastewater treatment at the Fayetteville Works facility and seek various relief including medical monitoring, property damages and injunctive relief. Separate actions filed by the various North Carolina water authorities including Cape Fear Public Utility Authority and Brunswick County, North Carolina, have been consolidated into one action for purposes of litigation and seek actual and punitive damages as well as injunctive relief. In addition, an action remains pending in North Carolina state court on behalf of about 100 plaintiffs who own property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that DuPont could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

DuPont has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At September 30, 2018, Chemours, with reservations, is defending and indemnifying DuPont in the pending civil actions.

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

On December 9, 2010, Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing Dow's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Dow, plus pre- and post-judgment interest, for which Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Dow regardless of the outcome of any further appeals by Nova. As a result of these actions and in accordance with ASC 450-30 "Gain Contingencies," Dow recorded a $160 million pretax gain in the second quarter of 2017, related to the Packaging & Specialty Plastics segment, of which $137 million was included in "Sundry income (expense) - net" and $23 million was included in "Selling, general and administrative expenses" in the consolidated statements of income. At September 30, 2018, Dow had $341 million ($341 million at December 31, 2017) included in "Other noncurrent obligations" related to the disputed portion of the damages judgment. Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2018, the Company had accrued obligations of $1,243 million for probable environmental remediation and restoration costs, including $194 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. It is the opinion of the Company’s management, however, that the possibility is remote that costs in excess of the range disclosed will have a material impact on the Company’s results of operations, financial condition or cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2017, the Company had accrued obligations of $1,311 million for probable environmental remediation and restoration costs, including $219 million for the remediation of Superfund sites.

Pursuant to the Chemours Separation Agreement, DuPont is indemnified by Chemours for certain environmental matters, included in the liability of $1,243 million, that have an estimated liability of $228 million at September 30, 2018, and a potential exposure that ranges up to approximately $395 million above the current accrual. As such, DuPont has recorded an indemnification asset of $228 million corresponding to its accrual balance related to these matters at September 30, 2018, including $39 million related to Superfund sites.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Sep 30, 2018			Dec 31, 2017
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability

Dow guarantees	2023	$4,594	$35	2023	$4,774	$49
Dow residual value guarantees	2027	895	130	2027	889	135
Total Dow guarantees		$5,489	$165		$5,663	$184
DuPont guarantees	2022	$241	$—	2022	$260	$—
DuPont residual value guarantees	2029	41	—	2029	37	—
Total DuPont guarantees		$282	$—		$297	$—
Total guarantees		$5,771	$165		$5,960	$184

Guarantees
Dow and DuPont (the "Subsidiaries") have entered into guarantee agreements arising in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Subsidiaries to make payments to the beneficiary of the guarantee. The majority of these guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than five years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Subsidiaries current expectation is that future payment or performance related to the non-performance of others is considered remote.

Dow has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $12.1 billion of Total Project Financing outstanding at September 30, 2018 ($12.4 billion at December 31, 2017). Dow's guarantee of the Total Project Financing is in proportion to Dow's 35 percent ownership interest in Sadara, or up to approximately $4.4 billion when the project financing is fully drawn. The Guarantees will be released upon completion of construction of the Sadara complex and satisfactory fulfillment of certain other conditions, including passage of an extensive operational testing program, which is expected by the middle of 2019, and must occur no later than December 2020.

Residual Value Guarantees
The Subsidiaries provide guarantees related to leased assets specifying the residual value that will be available to the lessor at lease termination through sale of the assets to the lessee or third parties.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2018 and 2017:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	50	255	—	(52)	253
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	(8)	308	(5)	202
Net other comprehensive income (loss)	$(43)	$247	$308	$(57)	$455
Balance at Sep 30, 2017	$—	$(2,134)	$(7,081)	$(152)	$(9,367)

Balance at Jan 1, 2018 [1]	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(36)	(1,232)	14	268	(986)
Amounts reclassified from accumulated other comprehensive income (loss)	5	(2)	370	56	429
Net other comprehensive income (loss)	$(31)	$(1,234)	$384	$324	$(557)
Reclassification of stranded tax effects [2]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at Sep 30, 2018	$(15)	$(3,276)	$(7,466)	$191	$(10,566)

1.	The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of the adoption of ASU 2016-01. See Notes 1 and 2 for additional information.

2.	Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02. See Notes 1 and 2 for additional information.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 were as follows:

Tax Benefit (Expense) [1]	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Unrealized gains (losses) on investments	$(2)	$28	$7	$24
Cumulative translation adjustments	(4)	(23)	(24)	(49)
Pension and other postretirement benefit plans	(34)	(48)	(98)	(143)
Derivative instruments	(48)	(19)	(56)	2
Tax expense from income taxes related to other comprehensive income items	$(88)	$(62)	$(171)	$(166)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2018 and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Nine Months Ended		Consolidated Statements of Income Classification
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Unrealized (gains) losses on investments	$4	$(96)	$7	$(143)	See (1) below
Tax expense (benefit)	(1)	33	(2)	50	See (2) below
After tax	$3	$(63)	$5	$(93)
Cumulative translation adjustments	$—	$(2)	$(2)	$(8)	See (3) below
Pension and other postretirement benefit plans	$155	$153	$465	$451	See (4) below
Tax benefit	(33)	(48)	(95)	(143)	See (2) below
After tax	$122	$105	$370	$308
Derivative Instruments	$17	$14	$69	$(1)	See (5) below
Tax benefit	(5)	(3)	(13)	(4)	See (2) below
After tax	$12	$11	$56	$(5)
Total reclassifications for the period, after tax	$137	$51	$429	$202

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.	"Sundry income (expense) - net."

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017:

Noncontrolling Interests	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Balance at beginning of period	$1,620	$1,168	$1,597	$1,242
Net income attributable to noncontrolling interests	38	20	117	85
Distributions to noncontrolling interests [1]	(4)	(7)	(77)	(55)
Noncontrolling interests from Merger [2]	5	401	61	401
Deconsolidation of noncontrolling interests [3]	—	—	—	(119)
Cumulative translation adjustments	(5)	5	(45)	33
Other	—	1	1	1
Balance at end of period	$1,654	$1,588	$1,654	$1,588

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income, totaled zero for the three months ended September 30, 2018 (zero for the three months ended September 30, 2017) and $6 million for the nine months ended September 30, 2018 ($3 million for the nine months ended September 30, 2017).

2.	Relates to Merger and subsequent measurement period adjustments. See Note 3 for additional information.

3.	On June 30, 2017, Dow sold its ownership interest in SKC Haas Display Films group of companies.

NOTE 16 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of Dow and DuPont's pension plans and other postretirement benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Dow and DuPont did not merge their defined benefit pension and other postretirement benefit plans as a result of the Merger. The following table provides the components of net periodic benefit cost for Dow and DuPont's significant plans:

Net Periodic Benefit Cost for All Significant Plans	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Defined Benefit Pension Plans:
Service cost	$163	$139	$495	$390
Interest cost	402	283	1,216	722
Expected return on plan assets	(700)	(490)	(2,114)	(1,258)
Amortization of prior service credit	(6)	(6)	(18)	(18)
Amortization of net loss	168	161	508	476
Curtailment/settlement [1]	2	—	(2)	(6)
Net periodic benefit cost	$29	$87	$85	$306
Other Postretirement Benefits:
Service cost	$6	$4	$16	$10
Interest cost	31	20	96	47
Amortization of net gain	(6)	(2)	(18)	(5)
Net periodic benefit cost	$31	$22	$94	$52
1. The 2018 impact relates to the curtailment and settlement of pension plans in the U.S. and Australia. The 2017 impact relates to the curtailment and settlement of a pension plan in Korea.

On January 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the consolidated statements of income. Net periodic benefit cost, other than the service cost component, was retrospectively reclassified to "Sundry income (expense) - net" in the consolidated statements of income. See Notes 1 and 2 for additional information.

Dow and DuPont's funding policies are to contribute to defined benefit pension plans in the U.S. and a number of other countries based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be and have been made at Dow and DuPont's discretion.

In the third quarter of 2018, Dow made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,600 million, of which $1,538 million had been contributed through September 30, 2018.

In the third quarter of 2018, DuPont made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,300 million, of which $1,266 million had been contributed through September 30, 2018.

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

Dow Stock Incentive Plan
Dow grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). Effective with the Merger, on August 31, 2017, all outstanding Dow stock options and deferred stock awards were converted into stock options and deferred stock awards with respect to DowDuPont Common Stock. The stock options and deferred stock awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. Most of Dow's stock-based compensation awards are granted in the first quarter of each year. There was minimal grant activity following the first quarter of 2018.

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

Effective with the first quarter 2018 grant, Dow began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with DuPont and better align with industry practice.

DuPont Equity Incentive Plan
DuPont grants stock-based compensation to certain employees, directors, and consultants through grants of stock options, time-vested RSUs, and performance-based restricted stock units (“PSUs”) under the DuPont Equity Incentive Plan ("DuPont EIP"). The previous DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date. Most of these awards have been granted annually in the first quarter of each calendar year. There was minimal grant activity following the first quarter of 2018.

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

The following table summarizes the fair value of financial instruments at September 30, 2018 and December 31, 2017:

Fair Value of Financial Instruments	Sep 30, 2018				Dec 31, 2017
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents [1]	$2,913	$—	$—	$2,913	$6,927	$—	$—	$6,927
Restricted cash equivalents [1,2]	$506	$—	$—	$506	$558	$—	$—	$558
Marketable securities:
Available-for-sale [3]	$105	$1	$—	$106	$4	$—	$—	$4
Held-to-maturity [1,4]	264	—	—	264	952	—	—	952
Total marketable securities	$369	$1	$—	$370	$956	$—	$—	$956
Other investments:
Debt securities:
Government debt [5]	$704	$8	$(24)	$688	$637	$13	$(11)	$639
Corporate bonds	1,008	30	(27)	1,011	704	32	(3)	733
Total debt securities	$1,712	$38	$(51)	$1,699	$1,341	$45	$(14)	$1,372
Equity securities [6]	$167	$22	$(14)	$175	$164	$2	$(26)	$140
Total other investments	$1,879	$60	$(65)	$1,874	$1,505	$47	$(40)	$1,512
Total cash and restricted cash equivalents, marketable securities and other investments	$5,667	$61	$(65)	$5,663	$9,946	$47	$(40)	$9,953
Long-term debt including debt due within one year [7]	$(30,411)	$502	$(1,254)	$(31,163)	$(32,123)	$69	$(2,121)	$(34,175)
Derivatives relating to:
Interest rates	$—	$41	$(2)	$39	$—	$—	$(4)	$(4)
Foreign currency	—	207	(68)	139	—	31	(159)	(128)
Commodities [8]	—	275	(193)	82	—	130	(256)	(126)
Total derivatives	$—	$523	$(263)	$260	$—	$161	$(419)	$(258)

1.	Prior period amounts were updated to conform with the current year presentation.

2.	Classified as "Other current assets" in the consolidated balance sheets.

3.	Available-for-sale securities with maturities of less than one year at the time of purchase.

4.	Held-to-maturity securities with maturities of more than three months to less than one year at the time of purchase.

5.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

6.	Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. See Notes 1 and 2 for additional information.

7.
Cost includes fair value adjustments of $394 million at September 30, 2018 and $492 million at December 31, 2017, related to the accounting for the Merger. Cost also includes fair value hedge adjustments of $18 million at September 30, 2018 and $19 million at December 31, 2017 on $2,990 million of debt.

8.	Presented net of cash collateral.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. The following table provides the investing results from available-for-sale securities for the nine months ended September 30, 2018 and 2017:

Investing Results [1]	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017
Proceeds from sales of available-for-sale securities	$880	$181
Gross realized gains	$19	$4
Gross realized losses	$(26)	$—
1. Prior year amounts were updated to conform with the current year presentation as a result of the adoption of ASU 2016-01.

For the nine months ended September 30, 2018, $1,930 million of marketable securities matured.

Equity Securities
The Company's investments in equity securities with a readily determinable fair value totaled $175 million at September 30, 2018 ($140 million at December 31, 2017). The net unrealized gain recognized in earnings on equity securities totaled $2 million for the three months ended September 30, 2018, and an unrealized gain of $9 million for the nine months ended September 30, 2018. The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $101 million at September 30, 2018, reflecting the cost of the investments. There were no adjustments to the cost basis of these investments for impairment or observable price changes for the three and nine months ended September 30, 2018.

Derivatives
Interest Rate Risk Management
The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile. To achieve this objective, the Company hedges using interest rate swaps, “swaptions” and exchange-traded instruments.

The Company had $2,437 million notional United States dollar equivalent open interest rate derivatives designated as cash flow hedges at September 30, 2018, with a net gain included in AOCL of $30 million after tax (net loss of $3 million after tax at December 31, 2017). These contracts have maturity dates that extend to 2022. In the third quarter of 2018, the Company terminated certain interest rate contracts and realized a net gain in AOCL of $33 million after tax.

The following tables provide the fair value and balance sheet classification of derivative instruments at September 30, 2018 and December 31, 2017:

Fair Value of Derivative Instruments		Sep 30, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$43	$(2)	$41
Foreign currency contracts	Other current assets	168	(38)	130
Commodity contracts	Other current assets	116	(8)	108
Commodity contracts	Deferred charges and other assets	150	(2)	148
Total		$477	$(50)	$427
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$192	$(115)	$77
Commodity contracts	Other current assets	10	(1)	9
Commodity contracts	Deferred charges and other assets	11	(1)	10
Total		$213	$(117)	$96
Total asset derivatives		$690	$(167)	$523

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$4	$(2)	$2
Foreign currency contracts	Accrued and other current liabilities	43	(38)	5
Commodity contracts	Accrued and other current liabilities	98	(8)	90
Commodity contracts	Other noncurrent obligations	91	(7)	84
Total		$236	$(55)	$181
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$157	$(94)	$63
Commodity contracts	Accrued and other current liabilities	8	(1)	7
Commodity contracts	Other noncurrent obligations	13	(1)	12
Total		$178	$(96)	$82
Total liability derivatives		$414	$(151)	$263

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding liabilities. The Company posted cash collateral of $5 million at September 30, 2018 ($26 million at December 31, 2017). Counterparties posted cash collateral of $24 million with the Company at September 30, 2018 (zero at December 31, 2017).

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $57 million for the three months ended September 30, 2018 ($5 million loss for the three months ended September 30, 2017) and a gain of $118 million for the nine months ended September 30, 2018 ($165 million loss for the nine months ended September 30, 2017). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million loss for interest rate contracts, an $18 million gain for commodity contracts and a $9 million gain for foreign currency contracts.

NOTE 19 - FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Sep 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$—	$3,419	$—	$3,419
Marketable securities [2]	—	370	—	370
Equity securities [3]	21	154	—	175
Debt securities: [3]
Government debt [4]	—	688	—	688
Corporate bonds	—	1,011	—	1,011
Derivatives relating to: [5]
Interest rates	—	43	—	43
Foreign currency	—	360	—	360
Commodities	75	212	—	287
Total assets at fair value	$96	$6,257	$—	$6,353
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$31,163	$—	$31,163
Derivatives relating to: [5]
Interest rates	—	4	—	4
Foreign currency	—	200	—	200
Commodities	30	180	—	210
Total liabilities at fair value	$30	$31,547	$—	$31,577

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 18 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 18 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$—	$7,485	$—	$7,485
Marketable securities [2]	—	956	—	956
Interests in trade accounts receivable conduits [3]	—	—	677	677
Equity securities [4]	88	52	—	140
Debt securities: [4]
Government debt [5]	—	639	—	639
Corporate bonds	—	733	—	733
Derivatives relating to: [6]
Foreign currency	—	172	—	172
Commodities	47	100	—	147
Total assets at fair value	$135	$10,137	$677	$10,949
Liabilities at fair value:
Long-term debt including debt due within one year [7]	$—	$34,175	$—	$34,175
Derivatives relating to: [6]
Interest rates	—	4	—	4
Foreign currency	—	295	—	295
Commodities	31	261	—	292
Total liabilities at fair value	$31	$34,735	$—	$34,766

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

The following table summarizes the changes in fair value measurements of interests held in trade receivable conduits using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017:

Fair Value Measurements Using Level 3 Inputs for Interests Held in Trade Receivable Conduits [1]	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
In millions
Balance at beginning of period	$24	$1,684	$677	$1,237
(Loss) gain included in earnings [2]	—	(15)	3	(17)
Purchases [3]	—	2,327	—	7,608
Settlements [3,4]	(24)	(2,157)	(680)	(6,989)
Balance at end of period	$—	$1,839	$—	$1,839

1.	Included in "Accounts and notes receivable - Other" in the consolidated balance sheets.

2.	Included in "Selling, general and administrative expenses" in the consolidated statements of income.

3.
Presented in accordance with ASU 2016-15. See Notes 1 and 2 for additional information. In connection with the review and implementation of ASU 2016-15, the Company also changed the prior year value of “Purchases” and "Settlements" due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits, including additional guidance from the SEC's Office of the Chief Accountant issued in the third quarter of 2018 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits.

4.	Includes noncash transactions of $23 million for the three and nine months ended September 30, 2018.

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, R&D and corporate facilities around the world. In the first nine months of 2018, manufacturing, R&D and other non-manufacturing facilities and the write-off of inventory associated with this plan were written down to zero. The impairment charges related to the Synergy Program, totaling $133 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 5 for additional information on the Company's restructuring activities.

As discussed in Notes 5 and 10, the Company recorded impairments, classified as Level 3 measurements, on certain indefinite-lived intangible assets and equity method investments in joint ventures in the three and nine months ended September 30, 2018. The fair value of the indefinite-lived intangible assets that were tested for impairment was $450 million, after an impairment loss of $85 million. The fair value of the equity method investment in joint ventures was $51 million, after an impairment loss of $41 million. These impairment charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income.

NOTE 20 - VARIABLE INTEREST ENTITIES
A summary of Dow and DuPont's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. DuPont did not hold a variable interest in any joint ventures at September 30, 2018, for which it is the primary beneficiary. In addition, the maximum exposure to loss related to the nonconsolidated VIEs for which DuPont did hold a variable interest at September 30, 2018, is not considered material to the consolidated financial statements. The following discussion addresses variable interests held by Dow.

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

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017:

Assets and Liabilities of Consolidated VIEs	Sep 30, 2018	Dec 31, 2017
In millions
Cash and cash equivalents	$133	$107
Other current assets	136	131
Net property	769	907
Other noncurrent assets	44	50
Total assets [1]	$1,082	$1,195
Current liabilities	$278	$303
Long-term debt	148	249
Other noncurrent obligations	33	41
Total liabilities [2]	$459	$593

1.	All assets were restricted at September 30, 2018 and December 31, 2017.

2.	All liabilities were nonrecourse at September 30, 2018 and December 31, 2017.

In addition, Dow holds a variable interest in an entity created to monetize accounts receivable of select European entities. Dow is the primary beneficiary of this entity as a result of holding subordinated notes while maintaining servicing responsibilities for the accounts receivable. The carrying amounts of assets and liabilities included in the Company’s consolidated balance sheets pertaining to this entity were current assets of less than $1 million (zero restricted) at September 30, 2018 ($671 million, zero restricted, at December 31, 2017), and current liabilities of zero (zero nonrecourse) at September 30, 2018 (less than $1 million, zero nonrecourse, at December 31, 2017).

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at September 30, 2018 and December 31, 2017, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at September 30, 2018 and December 31, 2017, related to variable interests in joint ventures or entities for which Dow is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Sep 30, 2018	Dec 31, 2017
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(699)	$(752)
Silicon joint ventures	Equity method investments [2]	$99	$103
AgroFresh Solutions, Inc.	Equity method investment [2]	$48	$51
	Other receivable [3]	$—	$4

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at September 30, 2018 (zero at December 31, 2017).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
Beginning in the third quarter of 2018, DowDuPont realigned the following joint ventures, global businesses and product lines in preparation for the Intended Business Separations:

•
Realignment of the HSC Group joint ventures (DC HSC Holdings LLC and Hemlock Semiconductor L.L.C.) from the Consumer Solutions global business in the Performance Materials & Coatings reportable segment to the Electronics & Imaging reportable segment.

•
Realignment of certain cellulosics product lines from the Nutrition & Health operating segment in the Nutrition & Biosciences reportable segment to the Consumer Solutions global business in the Performance Materials & Coatings reportable segment.

•	Certain roofing products were realigned from the Building Solutions product line in the Safety & Construction reportable segment to Corporate.

•	Realignment of the previously divested Epoxy and Chlorinated Organics global businesses from the Industrial Intermediates & Infrastructure reportable segment to Corporate.

•	In addition, the following realignments within the Industrial Intermediates & Infrastructure reportable segment were made, which had no effect on the segment results:

–	The Construction Chemicals global business was combined with the Polyurethanes & CAV global business.

–	Certain product lines associated with the oil and gas industry were realigned from the Industrial Solutions global business to the Polyurethanes & CAV global business.

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three and nine months ended September 30, 2018) and pro forma Operating EBITDA (for the three and nine months ended September 30, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures are provided on the following pages. The Company also presents pro forma net sales for the three and nine months ended September 30, 2017, as it is included in management's measure of segment performance and is regularly reviewed by the CODM.

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

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Three months ended Sep 30, 2018
Net sales	$1,946	$2,476	$3,821	$6,119	$1,195	$1,678	$1,408	$1,402	$78	$20,123
Operating EBITDA [1]	$(104)	$628	$654	$1,191	$412	$414	$430	$389	$(185)	$3,829
Equity in earnings (losses) of nonconsolidated affiliates	$(3)	$3	$54	$83	$35	$4	$—	$6	$(4)	$178
Three months ended Sep 30, 2017
Net sales	$1,532	$2,234	$3,228	$5,260	$832	$682	$637	$792	$157	$15,354
Pro forma net sales	$1,911	$2,227	$3,226	$5,490	$1,197	$1,466	$1,299	$1,310	$159	$18,285
Pro forma Operating EBITDA [2]	$(239)	$460	$676	$1,147	$411	$312	$325	$353	$(224)	$3,221
Equity in earnings (losses) of nonconsolidated affiliates	$(5)	$10	$41	$64	$29	$3	$1	$(1)	$10	$152
Nine months ended Sep 30, 2018
Net sales	$11,484	$7,379	$11,421	$18,228	$3,551	$5,173	$4,301	$4,112	$229	$65,878
Operating EBITDA [1]	$2,472	$1,749	$1,990	$3,822	$1,217	$1,265	$1,313	$1,084	$(536)	$14,376
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$4	$299	$250	$124	$12	$4	$19	$(26)	$685
Nine months ended Sep 30, 2017
Net sales	$4,729	$6,599	$9,094	$15,364	$2,164	$1,203	$1,225	$1,716	$324	$42,418
Pro forma net sales	$11,555	$6,558	$9,086	$16,300	$3,582	$4,371	$3,834	$3,852	$331	$59,469
Pro forma Operating EBITDA [2]	$2,387	$1,374	$1,605	$3,424	$1,259	$944	$954	$908	$(627)	$12,228
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$32	$101	$130	$139	$9	$1	$(1)	$(8)	$402

1.	A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

2.	A reconciliation of "Income from continuing operations, net of tax" to pro forma Operating EBITDA is provided on the following page.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three and Nine Months Ended Sep 30, 2018	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2018
Income from continuing operations, net of tax	$535	$3,491
+ Provision for income taxes on continuing operations	320	1,274
Income from continuing operations before income taxes	$855	$4,765
+ Depreciation and amortization	1,470	4,450
- Interest income [1]	38	144
+ Interest expense and amortization of debt discount	362	1,072
- Foreign exchange gains (losses), net [1,2]	(103)	(258)
- Significant items	(1,077)	(3,975)
Operating EBITDA	$3,829	$14,376

1.	Included in "Sundry income (expense) - net."

2.
Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform during the nine months ended September 30, 2018.

Reconciliation of "Income from continuing operations, net of tax" to Pro Forma Operating EBITDA for the Three and Nine Months Ended Sep 30, 2017	Three Months Ended	Nine Months Ended
In millions	Sep 30, 2017	Sep 30, 2017
Income from continuing operations, net of tax	$554	$2,828
+ Provision for income taxes on continuing operations	571	1,239
Income from continuing operations before income taxes	$1,125	$4,067
+ Depreciation and amortization	1,001	2,518
- Interest income [1]	39	86
+ Interest expense and amortization of debt discount	283	728
- Foreign exchange gains (losses), net [1]	72	16
+ Pro forma adjustments	134	3,179
- Adjusted significant items [2]	(789)	(1,838)
Pro forma Operating EBITDA	$3,221	$12,228

1.	Included in "Sundry income (expense) - net."

2.	Adjusted significant items, excluding the impact of one-time transaction costs directly attributable to the Merger and reflected in the pro forma adjustments.

The significant items for the three and nine months ended September 30, 2018, are presented on an as reported basis. The adjusted significant items for the three and nine months ended September 30, 2017, are presented on a pro forma basis. The following tables summarize the pretax impact of significant items and adjusted significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended Sep 30, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Loss on change in joint venture ownership [1]	$—	$—	$—	$—	$(6)	$—	$—	$—	$—	$(6)
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(666)	(666)
Inventory step-up amortization [3]	(109)	—	—	—	—	—	—	—	—	(109)
Restructuring and asset related charges - net [4]	(220)	—	—	(7)	—	—	—	(2)	(61)	(290)
Loss on early extinguishment of debt [5]	—	—	—	—	—	—	—	—	(6)	(6)
Total	$(329)	$—	$—	$(7)	$(6)	$—	$—	$(2)	$(733)	$(1,077)

1.	Includes a loss related to a post-closing adjustment related to the Dow Silicones ownership restructure.

2.	Costs related to post-Merger integration and Intended Business Separation activities.

3.	Includes the fair value step-up of DuPont's inventories as a result of the Merger. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

5.	See Note 12 for additional information.

Adjusted Significant Items by Segment for the Three Months Ended Sep 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on divestiture [1]	$—	$—	$—	$227	$—	$—	$—	$—	$—	$227
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(459)	(459)
Inventory step-up amortization [3]	(83)	—	—	(28)	(50)	(104)	(68)	(34)	—	(367)
Restructuring and asset related charges - net [4]	—	—	—	—	—	—	—	—	(180)	(180)
Transaction costs and productivity actions [5]	—	—	—	—	—	—	—	—	(10)	(10)
Total	$(83)	$—	$—	$199	$(50)	$(104)	$(68)	$(34)	$(649)	$(789)

1.	Includes the sale of Dow's EAA Business. See Note 3 for additional information.

2.	Costs related to the Merger and the ownership restructure of Dow Silicones.

3.
Includes the fair value step-up in DuPont's inventories as a result of the Merger of $360 million and the amortization of a basis difference related to the fair value step-up in inventories of $7 million. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

Significant Items by Segment for the Nine Months Ended Sep 30, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Net loss on divestitures and change in joint venture ownership [1]	$24	$(20)	$20	$—	$(27)	$—	$—	$—	$—	$(3)
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(1,681)	(1,681)
Inventory step-up amortization [3]	(1,424)	—	—	(2)	—	(67)	—	(1)	—	(1,494)
Restructuring and asset related charges - net [4]	(315)	(14)	(11)	(16)	(2)	—	1	(21)	(363)	(741)
Loss on early extinguishment of debt [5]	—	—	—	—	—	—	—	—	(6)	(6)
Income tax related item [6]	—	—	—	—	—	—	—	—	(50)	(50)
Total	$(1,715)	$(34)	$9	$(18)	$(29)	$(67)	$1	$(22)	$(2,100)	$(3,975)

1.
Includes a gain related to Dow's sale of its equity interest in MEGlobal, a gain related to Agriculture asset sales and a loss related to post-closing adjustments on the Dow Silicones ownership restructure.

2.	Costs related to post-Merger integration and Intended Business Separation activities, and costs related to the ownership restructure of Dow Silicones.

3.	Includes the fair value step-up of DuPont's inventories as a result of the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

5.	See Note 12 for additional information.

6.	Includes a foreign exchange loss related to adjustments to DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

Adjusted Significant Items by Segment for the Nine Months Ended Sep 30, 2017	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gains on divestitures [1]	$—	$—	$—	$227	$—	$162	$—	$—	$7	$396
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(997)	(997)
Inventory step-up amortization [3]	(83)	—	—	(28)	(50)	(104)	(68)	(34)	—	(367)
Litigation related charges, awards and adjustments [4]	(469)	—	—	137	—	—	—	—	—	(332)
Restructuring and asset related charges - net [5]	—	3	—	—	(3)	(6)	(4)	(265)	(205)	(480)
Transaction costs and productivity actions [6]	—	—	—	—	—	—	—	—	(58)	(58)
Total	$(552)	$3	$—	$336	$(53)	$52	$(72)	$(299)	$(1,253)	$(1,838)

1.	Includes the sale of Dow's EAA Business, the sale of DuPont's global food safety diagnostic business and post-closing adjustments on the split-off of Dow's chlorine value chain.

2.	Costs related to the Merger and the ownership restructure of Dow Silicones.

3.
Includes the fair value step-up in DuPont's inventories as a result of the Merger and the amortization of a basis difference related to the fair value step-up in inventories. See Note 3 for additional information.

4.	Includes an arbitration matter with Bayer CropScience and a patent infringement matter with Nova Chemicals Corporation. See Note 13 for additional information.

5.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

6.	Includes implementation costs associated with Dow's restructuring programs and other productivity actions.

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

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended September 30, 2018:

•
The Company reported net sales in the third quarter of 2018 of $20.1 billion, up 31 percent from $15.4 billion in the third quarter of 2017, with broad-based sales growth across all segments and geographic regions. Portfolio & Other contributed 22 percent of the sales increase, primarily reflecting the Merger, which impacted all segments except Performance Materials & Coatings and Industrial Intermediates & Infrastructure.

•
Local price was up 6 percent compared with the same period last year, primarily in response to higher feedstock and raw material costs. Local price increased in all operating segments, except Electronics & Imaging (down 1 percent), including a double-digit increase in Performance Materials & Coatings (up 13 percent). Local price increased in all geographic regions.

•
Volume increased 4 percent compared with the third quarter of 2017, with increases in all operating segments, except Nutrition & Biosciences (down 4 percent) and Performance Materials & Coatings (down 1 percent), including a double-digit increase in Industrial Intermediates & Infrastructure (up 14 percent). Volume increased in all geographic regions, led by a double-digit increase in Asia Pacific (up 12 percent).

•	Currency had an unfavorable impact of 1 percent on sales, driven primarily by Latin America.

•
Research and development ("R&D") expenses totaled $740 million in the third quarter of 2018, up from $528 million in the third quarter of 2017. Selling, general and administrative ("SG&A") expenses were $1,496 million in the third quarter of 2018, up from $1,001 million in the third quarter of 2017. R&D and SG&A expenses increased primarily due to the Merger.

•
Restructuring and asset related charges - net were $290 million in the third quarter of 2018, consisting of $67 million of severance and related benefit costs, $86 million of asset write-downs and write-offs and $9 million of costs associated with exit and disposal activities related to the DowDuPont Cost Synergy Program (the “Synergy Program”); asset impairments of $126 million; and $2 million of other.

•
Integration and separation costs were $666 million in the third quarter of 2018, up from $354 million in the third quarter of 2017, reflecting post-Merger integration and Intended Business Separation activities.

•
Equity in earnings of nonconsolidated affiliates was $178 million in the third quarter of 2018, up from $152 million in the third quarter of 2017, as higher earnings from the Kuwait joint ventures were partially offset by lower equity earnings from the Thai joint ventures.

•
Sundry income (expense) - net was income of $47 million in the third quarter of 2018, down from income of $394 million in the third quarter of 2017, reflecting an increase in foreign exchange losses which was partially offset by income related to non-operating pension and other postretirement benefit plans. The third quarter of 2017 also included a $227 million gain from Dow's divestiture of the global ethylene acrylic acid copolymers and ionomers business ("EAA Business").

•	On June 25, 2018, the Company announced that its Board declared a dividend of $0.38 per share, paid on September 14, 2018, to shareholders of record on August 31, 2018.

•	The Company spent $1 billion on repurchases of DowDuPont common stock in the third quarter of 2018, completing the share repurchase program announced on November 2, 2017.

•	In the third quarter of 2018, Dow and DuPont each made discretionary contributions of $1,100 million to their respective principal U.S. pension plans.

In addition to the financial highlights above, the following events occurred during or subsequent to the third quarter of 2018:

•
The Form 10 registration statement for the separation of DowDuPont's materials science business (filed as Dow Holdings Inc.) was filed with the U.S. Securities and Exchange Commission ("SEC") on September 7, 2018, as amended on October 19, 2018.

•
On September 12, 2018, Dow announced new low capital intensity, high return investments in its upstream and downstream silicones franchise to accelerate innovation and support global customer demand in high growth markets. The investment plans include a series of incremental siloxane debottlenecking and efficiency improvement projects, a new hydroxyl functional siloxane polymer plant in Carrollton, Kentucky, and additional expansion projects to increase capacity in performance silicones products and intermediates, including a new specialty resin plant in Zhangjiagang, Jiangsu, China.

•	On October 11, 2018, the Company announced that its Board declared a dividend of $0.38 per share, payable on December 14, 2018, to shareholders of record on November 30, 2018.

•	The initial Form 10 registration statement for the separation of DowDuPont's agriculture business (filed as Corteva, Inc.) was filed with the SEC on October 18, 2018.

•	On November 1, 2018, the Company announced a new $3 billion share buyback program, which expires on March 31, 2019 - commensurate with the expected timing of the materials science spin-off.

•	On November 1, 2018, the Company announced the capital structure for each of the three intended companies, including targeted credit ratings, operating cash and adjusted debt levels.

•	On November 1, 2018, the Company announced it is increasing its cost synergy commitment from $3.3 billion to $3.6 billion.

Selected Financial Data	Three Months Ended		Nine Months Ended
In millions, except per share amounts	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$20,123	$15,354	$65,878	$42,418

Cost of sales ("COS")	$15,477	$12,186	$49,766	$33,141
Percent of net sales	76.9%	79.4%	75.5%	78.1%

Research and development expenses	$740	$528	$2,311	$1,355
Percent of net sales	3.7%	3.4%	3.5%	3.2%

Selling, general and administrative expenses	$1,496	$1,001	$5,143	$2,480
Percent of net sales	7.4%	6.5%	7.8%	5.8%

Effective tax rate	37.4%	50.8%	26.7%	30.5%

Net income available for common stockholders	$497	$514	$3,369	$2,723

Earnings per common share – basic	$0.22	$0.32	$1.45	$2.04
Earnings per common share – diluted	$0.21	$0.32	$1.44	$2.01

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$20,123	$15,354	$65,878	$42,418
Pro forma net sales		$18,285		$59,469

As Reported Net Sales in the Current Period Compared with As Reported Net Sales in the Prior Period

Sales Variances by Segment and Geographic Region - As Reported
	Three Months Ended Sep 30, 2018					Nine Months Ended Sep 30, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	3%	(5)%	3%	26%	27%	2%	—%	(2)%	143%	143%
Performance Materials & Coatings	13	(1)	(1)	—	11	11	2	(1)	—	12
Industrial Intermediates & Infrastructure	5	(1)	14	—	18	8	2	16	—	26
Packaging & Specialty Plastics	7	—	5	4	16	4	2	7	6	19
Electronics & Imaging	(1)	—	3	42	44	—	1	2	61	64
Nutrition & Biosciences	2	(2)	(4)	150	146	3	—	—	327	330
Transportation & Advanced Polymers	4	(1)	1	117	121	3	2	1	245	251
Safety & Construction	2	(1)	5	71	77	2	1	2	135	140
Total	6%	(1)%	4%	22%	31%	5%	2%	5%	43%	55%
U.S. & Canada	7%	—%	1%	19%	27%	5%	—%	2%	51%	58%
EMEA [2]	8	(1)	1	19	27	6	6	3	36	51
Asia Pacific	4	(1)	12	30	45	4	1	16	46	67
Latin America	4	(4)	6	20	26	6	(2)	3	27	34
Total	6%	(1)%	4%	22%	31%	5%	2%	5%	43%	55%

1.
Portfolio & Other primarily reflects sales related to the Merger (impacts all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure). Portfolio & Other also includes sales for the acquisition of FMC Corporation's ("FMC") Health and Nutrition Business (the "H&N Business") acquired on November 1, 2017, impacting Nutrition & Biosciences. Portfolio & Other also reflects the following divestitures: a portion of Dow AgroSciences' Brazil corn seed business ("DAS Divested Ag Business"), divested on November 30, 2017 (impacting Agriculture), the EAA Business, divested on September 1, 2017 (impacting Packaging & Specialty Plastics) and SKC Haas Display Films group of companies, divested June 30, 2017 (impacting Electronics & Imaging).

2.	Europe, Middle East and Africa.

The Company reported net sales in the third quarter of 2018 of $20.1 billion, up 31 percent from $15.4 billion in the third quarter of 2017, primarily due to the Merger, increased selling prices and demand growth, reflecting additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara Chemical Company ("Sadara"). Sales growth was broad-based with increases in all segments and geographic regions. Portfolio & Other changes contributed 22 percent of the sales increase, primarily reflecting the Merger, and impacted all segments, except Performance Materials & Coatings and Industrial Intermediates & Infrastructure. Local price was up 6 percent compared with the same period last year, in response to higher feedstock and raw material costs. Local price increased in all geographic regions and most segments, with the most notable increases in Performance Materials & Coatings (up 13 percent), Packaging & Specialty Plastics (up 7 percent) and Industrial Intermediates & Infrastructure (up 5 percent), which were partially offset by a decrease in Electronics & Imaging (down 1 percent). Volume increased 4 percent with gains in most segments, except Nutrition & Biosciences (down 4 percent) and Performance Materials & Coatings (down 1 percent). The most notable volume increases were in Industrial Intermediates & Infrastructure (up 14 percent), Packaging & Specialty Plastics and Safety & Construction (both up 5 percent). Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 12 percent). Currency was down 1 percent compared with the same period last year, driven primarily by Latin America currencies (down 4 percent).

Net sales for the first nine months of 2018 were $65.9 billion, up 55 percent from $42.4 billion in the same period last year, driven by the Merger, higher sales volume, reflecting additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara, increased selling prices and the favorable impact of currency. Sales growth was broad-based with increases in all segments and geographic regions. Portfolio & Other changes contributed 43 percent of the sales increase, primarily reflecting the Merger. Volume increased 5 percent compared with the same period last year, as increases in Industrial Intermediates & Infrastructure (up 16 percent), Packaging & Specialty Plastics (up 7 percent), Electronics & Imaging and Safety & Construction

(both up 2 percent) and Transportation & Advanced Polymers (up 1 percent) more than offset declines in Agriculture (down 2 percent) and Performance Materials & Coatings (down 1 percent). Nutrition & Biosciences volume was flat. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 16 percent). Local price was up 5 percent compared with the same period last year, with increases in all geographic regions, driven by pricing initiatives in response to higher feedstock and raw material costs. Local price increased in most segments, with the most notable increases in Performance Materials & Coatings (up 11 percent), Industrial Intermediates & Infrastructure (up 8 percent) and Packaging & Specialty Plastics (up 4 percent). Local price in Electronics & Imaging was flat. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 6 percent).

As Reported Net Sales in the Current Period Compared with Pro Forma Net Sales in the Prior Period

Sales Variances by Segment and Geographic Region - Net Sales in Current Period Compared with Pro Forma Net Sales in Prior Period
	Three Months Ended Sep 30, 2018					Nine Months Ended Sep 30, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other [1]	Total
Agriculture	3%	(6)%	8%	(3)%	2%	3%	1%	(4)%	(1)%	(1)%
Performance Materials & Coatings	13	(1)	(1)	—	11	11	2	—	—	13
Industrial Intermediates & Infrastructure	5	(1)	14	—	18	8	2	16	—	26
Packaging & Specialty Plastics	6	—	5	—	11	3	2	7	—	12
Electronics & Imaging	(1)	—	1	—	—	—	1	1	(3)	(1)
Nutrition & Biosciences	1	(1)	3	11	14	—	2	4	12	18
Transportation & Advanced Polymers	6	(1)	3	—	8	5	3	4	—	12
Safety & Construction	2	(1)	6	—	7	1	2	4	—	7
Total	5%	(1)%	5%	1%	10%	4%	2%	4%	1%	11%
U.S. & Canada	5%	—%	2%	1%	8%	3%	—%	1%	1%	5%
EMEA	7	(1)	2	1	9	5	6	4	1	16
Asia Pacific	4	(1)	11	1	15	3	1	13	—	17
Latin America	6	(5)	10	(2)	9	6	(2)	2	—	6
Total	5%	(1)%	5%	1%	10%	4%	2%	4%	1%	11%

1.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of the DAS Divested Ag Business for the period January 1, 2017 through August 31, 2017. Sales for the month of September 2017 are included in Portfolio & Other. Pro forma net sales for Packaging & Specialty Plastics excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through August 31, 2017. Portfolio & Other includes sales for the acquisition of the H&N Business acquired on November 1, 2017, impacting Nutrition & Biosciences. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017) and the authentication business (divested on January 6, 2017), both impacting Electronics & Imaging; and, the divestiture of the global food safety diagnostic business (divested February 28, 2017), impacting Nutrition & Biosciences.

The Company reported net sales in the third quarter of 2018 of $20.1 billion, up 10 percent from pro forma net sales of $18.3 billion in the third quarter of 2017, with increases across all geographic regions and segments, except Electronics & Imaging which was flat. Double-digit net sales increases were reported in Industrial Intermediates & Infrastructure (up 18 percent), Nutrition & Biosciences (up 14 percent), Packaging & Specialty Plastics and Performance Materials & Coatings (both up 11 percent), and Asia Pacific (up 15 percent). Local price was up 5 percent compared with pro forma results in the same period last year with increases in all geographic regions, in response to higher feedstock and raw material costs. Local price increased across most segments, except Electronics & Imaging (down 1 percent), including a double-digit increase in Performance Materials & Coatings (up 13 percent). Volume increased 5 percent compared with pro forma results in the same period last year, with gains in all geographic regions and segments, except Performance Materials & Coatings (down 1 percent), including double-digit increases in Industrial Intermediates & Infrastructure (up 14 percent), Asia Pacific (up 11 percent), and Latin America (up 10 percent). Currency was down 1 percent compared with the same period last year, driven primarily by Latin America (down 5 percent).

Net sales for the first nine months of 2018 were $65.9 billion, up 11 percent from pro forma net sales of $59.5 billion in the same period last year, with increases across most segments and all geographic regions. Double-digit net sales increases were reported in Industrial Intermediates & Infrastructure (up 26 percent), Nutrition & Biosciences (up 18 percent), Performance Materials & Coatings (up 13 percent), Packaging & Specialty Plastics and Transportation & Advanced Polymers (both up 12 percent). These increases were partially offset by declines in Agriculture and Electronics & Imaging (both down 1 percent). Net sales increased in Asia Pacific (up 17 percent), EMEA (up 16 percent), Latin America (up 6 percent) and U.S. & Canada (up 5 percent). Volume increased 4 percent compared with pro forma results in the same period last year, as increases in Industrial Intermediates &

Infrastructure (up 16 percent), Packaging & Specialty Plastics (up 7 percent), Nutrition & Biosciences, Safety & Construction and Transportation & Advanced Polymers (all up 4 percent) and Electronics & Imaging (up 1 percent) more than offset a decline in Agriculture (down 4 percent). Performance Materials & Coatings volume was flat. Volume increased in all geographic regions, including a double-digit increase in Asia Pacific (up 13 percent). Local price was up 4 percent compared with pro forma results in the same period last year with increases in all geographic regions, driven by pricing initiatives in response to higher feedstock and raw material costs. Local price increased across most segments, including double-digit increases in Performance Materials & Coatings (up 11 percent). Local price in Nutrition & Biosciences and Electronics & Imaging was flat. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 6 percent).

Cost of Sales
COS was $15.5 billion in the third quarter of 2018, up from $12.2 billion in the third quarter of 2017. The increase was primarily due to the Merger, increased sales volume, which reflected additional capacity from U.S. Gulf Coast growth projects and increased supply from Sadara, higher feedstock and other raw material costs, and higher planned maintenance turnaround costs, which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS in the third quarter of 2018 was also negatively impacted by a $109 million charge for the fair value step-up in DuPont's inventories as a result of the Merger (related to Agriculture). COS in the third quarter of 2017 was negatively impacted by a $360 million charge for the fair value step-up in inventories assumed in the Merger and related to Agriculture ($82 million), Packaging & Specialty Plastics ($28 million), Electronics & Imaging ($47 million), Nutrition & Biosciences ($104 million), Transportation & Advanced Polymers ($67 million) and Safety & Construction ($32 million), and an $8 million charge for transactions costs and productivity actions (related to Corporate).

For the first nine months of 2018, COS was $49.8 billion, up from $33.1 billion in the first nine months of 2017. The increase was primarily due to the Merger, higher sales volume, higher feedstock and other raw material costs, increased costs from planned maintenance turnaround activity and unplanned events, which more than offset lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. COS in the first nine months of 2018 was negatively impacted by a $1,494 million charge for the fair value step-up in DuPont's inventories as a result of the Merger and the acquisition of the H&N Business, related to Agriculture ($1,424 million), Nutrition & Biosciences ($67 million), Packaging & Specialty Plastics ($2 million) and Safety & Construction ($1 million). In addition to the items previously discussed, in the first nine months of 2017, COS was negatively impacted by a $41 million charge for transaction costs and productivity actions (related to Corporate).

Research and Development Expenses
R&D expenses totaled $740 million in the third quarter of 2018, up from $528 million in the third quarter of 2017. For the first nine months of 2018, R&D expenses totaled $2,311 million, up from $1,355 million in the first nine months of 2017. R&D expenses increased primarily due to the Merger.

Selling, General and Administrative Expenses
SG&A expenses were $1,496 million in the third quarter of 2018, up from $1,001 million in the third quarter of 2017. For the first nine months of 2018, SG&A expenses totaled $5,143 million, up from $2,480 million in the first nine months of 2017. SG&A expenses increased primarily due to the Merger.

Amortization of Intangibles
Amortization of intangibles was $462 million in the third quarter of 2018, up from $244 million in the third quarter of 2017. In the first nine months of 2018, amortization of intangibles was $1,424 million, up from $556 million in the same period last year. The increase in amortization is primarily due to an increase in intangible assets as a result of the Merger. See Note 10 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the Synergy Program, adopted by the DowDuPont Board of Directors. The plan is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. Based on all actions approved to date under the Synergy Program, the Company expects to record total pretax restructuring charges of approximately $2 billion, comprised of approximately $875 million to $975 million of severance and related benefit costs; $400 million to $615 million of asset write-downs and write-offs; and $400 million to $450 million of costs associated with exit and disposal activities.

As a result of these actions, the Company recorded pretax restructuring charges of $179 million for the three and nine months ended September 30, 2017, comprised of severance and related benefit costs. For the three months ended September 30, 2018, the Company recorded pretax restructuring charges of $162 million, consisting of severance and related benefit costs of $67 million, asset write-downs and write-offs of $86 million and costs associated with exit and disposal activities of $9 million. For the nine months ended September 30, 2018, the Company recorded pretax restructuring charges of $604 million, consisting of severance and related benefit costs of $361 million, asset write-downs and write-offs of $167 million and costs associated with exit and disposal activities of $76 million. The restructuring charges for the nine months ended September 30, 2018 were related to each segment as follows: $183 million in Agriculture, $21 million in Safety & Construction, $11 million in Industrial Intermediates & Infrastructure, $7 million in Packaging & Specialty Plastics, $2 million in Electronics & Imaging, $381 million in Corporate and a benefit of $1 million in Transportation & Advanced Polymers. The Company expects to record additional restructuring charges in 2018 and 2019 and expects the Synergy Program to be completed by the end of 2019.

Dow 2016 Restructuring Plan
The 2016 restructuring activities were substantially complete at June 30, 2018, with remaining liabilities for severance and related benefit costs and costs associated with exit and disposal activities to be settled over time. See Note 5 to the Consolidated Financial Statements for details on the Company's restructuring activities.

Asset Impairments
During the three months ended September 30, 2018, the Company recognized an $85 million pretax impairment charge in “Restructuring and asset related charges - net” in the consolidated statements of income related to certain in-process research and development (“IPR&D") assets related to the Agriculture segment.
In addition, based on updated projections for the Company’s equity method investments in joint ventures in China related to the Agriculture segment, management determined the fair value of the equity method investments was below the carrying value and had no expectation the fair value will be recovered due to the continuing unfavorable regulatory environment, including lack of intellectual property protection, uncertain product registration timing and limited freedom to operate. As a result, management concluded the impairment is other than temporary and recorded an impairment charge of $41 million in “Restructuring and asset related charges - net” in the consolidated statements of income. See Notes 5, 10 and 19 to the Consolidated Financial Statements for additional information.
Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Silicones, as well as post-Merger integration and Intended Business Separation activities, were $666 million in the third quarter of 2018, up from $354 million in the third quarter of 2017. In the first nine months of 2018, integration and separation costs were $1,681 million, up from $599 million in the same period last year. Integration and separation costs are related to the Corporate segment.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $178 million in the third quarter of 2018, up from $152 million in the third quarter of 2017, as higher earnings from the Kuwait joint ventures were partially offset by lower equity earnings from the Thai joint ventures. In the first nine months of 2018, the Company's share of the earnings of nonconsolidated affiliates was $685 million, up from $402 million in the first nine months of 2017, as higher earnings from the Kuwait joint ventures and lower equity losses from Sadara were partially offset by lower equity earnings from the Thai joint ventures and the HSC Group, which reflected customer settlements in the first quarter of 2017 related to long-term polysilicon sales agreements.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the third quarter of 2018 was income of $47 million, compared with income of $394 million in the third quarter of 2017. The third quarter of 2018 included income related to non-operating pension and other postretirement benefit plans and interest income. These gains more than offset foreign currency exchange losses. The third quarter of 2017 included a $227 million gain from Dow's divestiture of the EAA Business (related to Packaging & Specialty Plastics) and foreign currency exchange gains.

In the first nine months of 2018, sundry income (expense) - net was income of $340 million compared with income of $272 million in the first nine months of 2017. In addition to the amounts previously discussed, the first nine months of 2018 included gains on sales of investments and other assets, including a $20 million gain for post-closing adjustments on Dow's sale of its equity interest in MEGlobal (related to Industrial Intermediates & Infrastructure) and a $24 million gain related to Agriculture asset sales. These gains more than offset foreign currency exchange losses, including a $50 million foreign exchange loss related to adjustments to foreign currency exchange contracts for the change in the U.S. tax rate (related to Corporate), and a $47 million loss for adjustments related to the Dow Silicones ownership restructure ($27 million related to Electronics & Imaging and $20 million related to Performance Materials & Coatings). The first nine months of 2017 included the amounts previously discussed, a $469 million loss related to the Dow AgroSciences arbitration matter with Bayer CropScience (related to Agriculture), a $137 million gain related to the Nova patent infringement award (related to Packaging & Specialty Plastics), and gains on sales of investments and other assets. See Notes 1, 2, 3, 6, 13 and 16 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $362 million in the third quarter of 2018, up from $283 million in the third quarter of 2017. Interest expense and amortization of debt discount was $1,072 million for the first nine months of 2018, up from $728 million in the same period last year. The increase primarily reflects debt assumed in the Merger as well as lower capitalized interest.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was enacted. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. The Company recorded adjustments related to The Act in the three and nine months ended September 30, 2018, which resulted in benefits of $116 million and $38 million, respectively, to "Provision for income taxes on continuing operations."

The effective tax rate for the third quarter of 2018 was 37.4 percent, compared with an effective tax rate of 50.8 percent for the third quarter of 2017. The tax rate in the third quarter of 2018 was unfavorably impacted by a charge associated with a valuation allowance against the net deferred tax asset position of a DuPont legal entity in Brazil, costs associated with the Merger (including a $61 million net tax cost on repatriation activities to facilitate the Intended Business Separations), the tax impact of certain net exchange losses recognized on the remeasurement of the net monetary asset positions which were not deductible in their local jurisdictions, non-deductible restructuring costs, and certain provisions in The Act related to the taxability of foreign earnings and a tax charge related to an internal entity restructuring associated with the Intended Business Separations. The tax rate in the third quarter of 2018 was favorably impacted by the reduced U.S. federal corporate tax rate as well as the effective tax rate impacts related to the non-deductible amortization of the fair value step-up in DuPont’s inventories as a result of the Merger. Discretionary pension contributions to the U.S. plans, made in the third quarter of 2018 and deducted on 2017 tax returns, resulted in a tax benefit of $154 million associated with the reversal of a portion of the U.S. federal deferred tax remeasurement associated with The Act, offset partially by a tax charge of $27 million related to the reduction of a tax benefit recorded in 2017. The tax rate for the third quarter of 2017 was primarily impacted by a $267 million tax charge related to changes in tax attributes in the United States and Germany as a result of the Merger.

For the first nine months of 2018, the effective tax rate was 26.7 percent, compared with 30.5 percent for the first nine months of 2017. In addition to the items previously discussed, the tax rate for the first nine months of 2018 was favorably impacted by tax benefits related to the issuance of stock-based compensation. The tax rate for the first nine months of 2017, in addition to the items previously discussed, reflected a tax benefit from the Bayer CropScience arbitration matter and the adoption of Accounting Standards Update ("ASU") 2016-09, which resulted in the recognition of excess tax benefits related to equity compensation in the provision for income taxes. See Notes 7 and 13 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $38 million in the third quarter of 2018, up from $20 million in the third quarter of 2017. For the first nine months of 2018, net income attributable to noncontrolling interests was $117 million, compared with $85 million for the same period last year.

Net Income Available for DowDuPont Inc. Common Stockholders
Net income available for common stockholders was $497 million, or $0.21 per share, in the third quarter of 2018, compared with $514 million, or $0.32 per share, in the third quarter of 2017. Net income available for common stockholders in the first nine months of 2018 was $3,369 million or $1.44 per share, compared with $2,723 million, or $2.01 per share, in the same period of 2017. See Note 8 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma combined statements of income (the "unaudited pro forma income statements") for DowDuPont are presented to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. Activity for the three and nine months ended September 30, 2017, was prepared on a pro forma basis (the “unaudited pro forma information”). The unaudited pro forma information was prepared in accordance with Article 11 of Regulation S-X. Pro forma adjustments have been made for (1) the preliminary purchase accounting impact, (2) accounting policy alignment, (3) the elimination of the effect of events that are directly attributable to the Merger Agreement (e.g., one-time transaction costs), (4) the elimination of the impact of transactions between Dow and DuPont, and (5) the elimination of the effect of consummated divestitures required as a condition of approval for the Merger. Events that are not expected to have a continuing impact on the combined results (e.g., inventory step-up costs) are excluded from the unaudited pro forma information. The unaudited pro forma information does not reflect restructuring or integration activities or other costs following the Merger that may be incurred to achieve cost or growth synergies of DowDuPont. The unaudited pro forma income statement provides shareholders with summary financial information and historical data that is on a basis consistent with how DowDuPont reports current financial information.

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

The unaudited pro forma income statements have been presented for informational purposes only and are not necessarily indicative of what DowDuPont’s results of operations actually would have been had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma income statements do not purport to project the future operating results of the Company. The unaudited pro forma income statements were based on and should be read in conjunction with the separate historical financial statements and accompanying notes contained in each of the Dow and DuPont Quarterly Reports on Form 10-Q for the quarter ended September 30, 2017. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Unaudited Pro Forma Combined Statement of Income	Three Months Ended Sep 30, 2017
			Adjustments
In millions, except per share amounts	DWDP [1,2]	Historical DuPont [2,3]	Reclass [2,4]	Divestitures [5]	Pro Forma [6]	Pro Forma
Net sales	$15,354	$3,182	$11	$(225)	$(37)	$18,285
Cost of sales	12,186	2,016	115	(106)	13	14,224
Other operating charges	—	141	(141)	—	—	—
Research and development expenses	528	291	(7)	(26)	5	791
Selling, general and administrative expenses	1,001	822	(217)	(41)	7	1,572
Other (loss) income, net	—	(183)	183	—	—	—
Amortization of intangibles	244	—	31	—	148	423
Restructuring and asset related charges (credits) - net	179	11	—	—	(10)	180
Integration and separation costs	354	—	219	(9)	(105)	459
Equity in earnings of nonconsolidated affiliates	152	—	13	—	(4)	161
Sundry income (expense) - net	394	—	(205)	(1)	—	188
Interest expense and amortization of debt discount	283	71	—	—	(20)	334
Income (Loss) from continuing operations before income taxes	1,125	(353)	2	(44)	(79)	651
Provision (Credit) for income taxes on continuing operations	571	(124)	2	(10)	(47)	392
Income (Loss) from continuing operations, net of tax	554	(229)	—	(34)	(32)	259
Net income attributable to noncontrolling interests	20	5	—	—	2	27
Net income (loss) from continuing operations attributable to DowDuPont Inc.	534	(234)	—	(34)	(34)	232
Preferred stock dividends	—	2	—	—	(2)	—
Net income (loss) from continuing operations available for DowDuPont Inc. common stockholders	$534	$(236)	$—	$(34)	$(32)	$232

Per common share data:
Earnings per common share from continuing operations - basic						$0.10
Earnings per common share from continuing operations - diluted						$0.10

Weighted-average common shares outstanding - basic						2,328.0
Weighted-average common shares outstanding - diluted						2,349.7

1.	See the U.S. GAAP consolidated statements of income.

2.
Amounts have been updated to reflect certain reclassifications required under ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was adopted on January 1, 2018, and required retrospective application.

3.	Reflects DuPont activity for the period from July 1, 2017 to August 31, 2017.

4.
Certain reclassifications were made to conform with the presentation used for DowDuPont. The reclassifications are consistent with those identified and disclosed in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

5.
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

6.
Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. The pro forma adjustments are consistent with those identified and disclosed in the Company's Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

Unaudited Pro Forma Combined Statement of Income	Nine Months Ended Sep 30, 2017
			Adjustments
In millions, except per share amounts	DWDP [1,2]	Historical DuPont [2,3]	Reclass [2,4]	Divestitures [5]	Pro Forma [6]	Pro Forma
Net sales	$42,418	$18,349	$84	$(1,219)	$(163)	$59,469
Cost of sales	33,141	10,464	387	(523)	65	43,534
Other operating charges	—	521	(521)	—	—	—
Research and development expenses	1,355	1,117	(27)	(104)	19	2,360
Selling, general and administrative expenses	2,480	3,368	(583)	(143)	29	5,151
Other (loss) income, net	—	(106)	106	—	—	—
Amortization of intangibles	556	—	139	—	591	1,286
Restructuring and asset related charges (credits) - net	166	323	—	—	(10)	479
Integration and separation costs	599	—	605	(24)	(183)	997
Equity in earnings of nonconsolidated affiliates	402	—	55	—	(15)	442
Sundry income (expense) - net	272	—	(278)	(12)	—	(18)
Interest expense and amortization of debt discount	728	254	—	—	(80)	902
Income from continuing operations before income taxes	4,067	2,196	(33)	(437)	(609)	5,184
Provision for income taxes on continuing operations	1,239	228	(33)	(88)	(233)	1,113
Income from continuing operations, net of tax	2,828	1,968	—	(349)	(376)	4,071
Net income attributable to noncontrolling interests	85	20	—	—	7	112
Net income from continuing operations attributable to DowDuPont Inc.	2,743	1,948	—	(349)	(383)	3,959
Preferred stock dividends	—	7	—	—	(7)	—
Net income from continuing operations available for DowDuPont Inc. common stockholders	$2,743	$1,941	$—	$(349)	$(376)	$3,959

Per common share data:
Earnings per common share from continuing operations - basic						$1.70
Earnings per common share from continuing operations - diluted						$1.68

Weighted-average common shares outstanding - basic						2,322.9
Weighted-average common shares outstanding - diluted						2,346.2

1.	See the U.S. GAAP consolidated statements of income.

2.
Amounts have been updated to reflect certain reclassifications required under ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which was adopted on January 1, 2018, and required retrospective application.

3.	Reflects DuPont activity for the period from January 1, 2017 to August 31, 2017.

4.
Certain reclassifications were made to conform with the presentation used for DowDuPont. The reclassifications are consistent with those identified and disclosed in the Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

5.
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

6.
Certain pro forma adjustments were made to illustrate the estimated effects of the Merger, assuming that the Merger had been consummated on January 1, 2016. The pro forma adjustments are consistent with those identified and disclosed in the Company's Current Report on Form 8-K/A filed with the SEC on October 26, 2017.

OUTLOOK
Global demand for DowDuPont's products remains strong, supported by solid fundamentals, including business investment, manufacturing output, job growth and wage increases. Going forward, DowDuPont remains well positioned to continue to drive top-line gains from above-GDP demand growth for the Company's products and new product launches, while further delivering productivity and cost synergy savings.

Impact From Recently Enacted Tariffs
Certain countries where the Company’s products are manufactured, distributed or sold have recently enacted tariffs on certain products. The Company has analyzed the direct impact from the enacted tariffs and does not expect them to have a material impact on results of operations in 2018. The Company is taking actions to mitigate the impact by leveraging its global asset base to adjust its product and raw material flows.

SEGMENT RESULTS
Beginning in the third quarter of 2018, DowDuPont realigned the following joint ventures, global businesses and product lines in preparation for the Intended Business Separations:

•
Realignment of the HSC Group joint ventures (DC HSC Holdings LLC and Hemlock Semiconductor L.L.C.) from the Consumer Solutions global business in the Performance Materials & Coatings reportable segment to the Electronics & Imaging reportable segment.

•
Realignment of certain cellulosics product lines from the Nutrition & Health operating segment in the Nutrition & Biosciences reportable segment to the Consumer Solutions global business in the Performance Materials & Coatings reportable segment.

•	Certain roofing products were realigned from the Building Solutions product line in the Safety & Construction reportable segment to Corporate.

•	Realignment of the previously divested Epoxy and Chlorinated Organics global businesses from the Industrial Intermediates & Infrastructure reportable segment to Corporate.

•	In addition, the following realignments within the Industrial Intermediates & Infrastructure reportable segment were made, which had no effect on the segment results:

–	The Construction Chemicals global business was combined with the Polyurethanes & CAV global business.

–	Certain product lines associated with the oil and gas industry were realigned from the Industrial Solutions global business to the Polyurethanes & CAV global business.

The reporting changes have been retrospectively reflected in the following discussion of segment results for all periods presented.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA (for the three and nine months ended September 30, 2018) and pro forma Operating EBITDA (for the three and nine months ended September 30, 2017) as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Pro forma Operating EBITDA is defined as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of adjusted significant items. Reconciliations of these measures can be found in Note 21 to the Consolidated Financial Statements. The Company also presents pro forma net sales for the three and nine months ended September 30, 2017, as it is included in management’s measure of segment performance and is regularly reviewed by the CODM. Prior year data has been updated to conform with the current year presentation.

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

Agriculture	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$1,946	$1,532	$11,484	$4,729
Pro forma net sales		$1,911		$11,555
Operating EBITDA	$(104)		$2,472
Pro forma Operating EBITDA		$(239)		$2,387
Equity losses	$(3)	$(5)	$(1)	$(1)

Agriculture	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	2%
Currency	(5)	—
Volume	3	(2)
Portfolio & other	26	143
Total	27%	143%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	3%	3%
Currency	(6)	1
Volume	8	(4)
Portfolio & other	(3)	(1)
Total	2%	(1)%

Agriculture net sales were $1,946 million in the third quarter of 2018, up from $1,532 million in the third quarter of 2017. Net sales in the third quarter of 2018 were up 2 percent from pro forma net sales of $1,911 million in the third quarter of 2017. The increase was primarily due to 8 percent growth in volume and a 3 percent increase in local price, partially offset by a 3 percent decrease in portfolio and a 6 percent decrease in currency.

Volume increased primarily in Crop Protection due to growth in fungicides and insecticides driven by new product launches including Picoxy-based products in Latin America and PYRAXALTTM in Asia Pacific, as well as growth in seed applied technologies and improved channel inventory levels in Latin America. In Seeds, increased volume was due to gains in corn seeds in Latin America, partially driven by an early start to the selling season in Latin America. Unfavorable currency impacts primarily due to the Brazilian real were partially offset by increases in local price in Crop Protection to offset currency pressure. The portfolio loss reflected the inclusion of one month of the Dow AgroSciences corn seed remedy in the 2017 results.

Operating EBITDA was a loss of $104 million in the third quarter of 2018, compared with a pro forma Operating EBITDA loss of $239 million in the same quarter last year. Cost synergies, volume growth, lower performance-based compensation and lower pension/OPEB costs were partially offset by higher raw material costs and increased R&D spend to continue advancing the pipeline.

Agriculture net sales were $11,484 million for the first nine months of 2018, up from $4,729 million in the first nine months of 2017. Net sales in the first nine months of 2018 were down 1 percent from pro forma net sales of $11,555 million in the first nine months of 2017. Net sales declined as a 4 percent decrease in volume and a 1 percent decline due to portfolio was partially offset by a 3 percent increase in local price and a 1 percent benefit from currency.

The decline in volume was driven by lower planted area in U.S. & Canada partially offset by new product launches in Asia Pacific. Increased volume in Latin America for the start of the summer season was offset by decreases in Seeds in the region due to lower sales in the Brazil safrinha season. The increase in local price was driven by favorable mix in U.S. & Canada and increases in Crop Protection pricing in Latin America to offset currency pressure. The portfolio loss reflected the inclusion of one month of the Dow AgroSciences corn seed remedy in 2017 results.

Operating EBITDA was $2,472 million in the first nine months of 2018, up 4 percent from pro forma Operating EBITDA of $2,387 million in the first nine months of 2017. Cost synergies, lower pension/OPEB costs and the favorable impact of currency were partially offset by lower volume, higher royalty expense and investments to support new product launches and digital platforms.

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

Performance Materials & Coatings	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$2,476	$2,234	$7,379	$6,599
Pro forma net sales		$2,227		$6,558
Operating EBITDA	$628		$1,749
Pro forma Operating EBITDA		$460		$1,374
Equity earnings	$3	$10	$4	$32

Performance Materials & Coatings	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	13%	11%
Currency	(1)	2
Volume	(1)	(1)
Portfolio & other	—	—
Total	11%	12%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	13%	11%
Currency	(1)	2
Volume	(1)	—
Portfolio & other	—	—
Total	11%	13%

Performance Materials & Coatings net sales were $2,476 million in the third quarter of 2018, up from net sales of $2,234 million in the third quarter of 2017. Net sales increased 11 percent compared with pro forma net sales of $2,227 million in the same quarter last year, with local price up 13 percent and currency and volume each down 1 percent. Local price increased in all geographic regions and in both businesses. Local price increased in Consumer Solutions primarily due to disciplined price/volume management in upstream silicone intermediates. Coatings & Performance Monomers local price increased in response to higher feedstock and raw material costs. Volume decreased in Consumer Solutions in all geographic regions, except Latin America, due to capacity constraints and a strategic focus on products that maximize margin. Volume increased in Coatings & Performance Monomers in all geographic regions, except EMEA, as a result of demand recovery in architectural and industrial coatings.

Operating EBITDA was $628 million in the third quarter of 2018, up 37 percent from pro forma Operating EBITDA of $460 million in the third quarter of 2017, as higher selling prices and cost synergies more than offset increased feedstock and other raw material costs.

Performance Materials & Coatings net sales for the first nine months of 2018 were $7,379 million, up from net sales of $6,599 million in the first nine months of 2017. Net sales increased 13 percent compared with pro forma net sales of $6,558 million in the first nine months of 2017, with local price up 11 percent and a benefit from currency of 2 percent, while volume was flat. Local price increased in both businesses and all geographic regions. Volume was flat in Consumer Solutions and decreased slightly in Coatings & Performance Monomers. Volume decreased in EMEA and U.S. & Canada, more than offsetting increased volume in Asia Pacific and Latin America.

Operating EBITDA was $1,749 million for the first nine months of 2018, up 27 percent from pro forma Operating EBITDA of $1,374 million in the first nine months of 2017, as higher selling prices and cost synergies more than offset increased feedstock and other raw material costs and lower gains from the sales of assets and investments.

INDUSTRIAL INTERMEDIATES & INFRASTRUCTURE
The Industrial Intermediates & Infrastructure segment consists of two global businesses: Industrial Solutions and Polyurethanes & CAV. These customer-centric global businesses develop and market customized materials using advanced technology and unique chemistries. These businesses serve the needs of market segments as diverse as appliance, coatings, infrastructure, and oil and gas. The segment has broad geographic reach and R&D and manufacturing facilities located in key geographic regions. This segment also includes a portion of the results of EQUATE Petrochemical Company K.S.C.C. ("EQUATE"), The Kuwait Olefins Company K.S.C.C. ("TKOC"), Map Ta Phut Olefins Company Limited and Sadara, all joint ventures of the Company.

Dow is responsible for marketing a majority of Sadara products outside of the Middle East zone through Dow's established sales channels. As part of this arrangement, Dow purchases and sells Sadara products for a marketing fee.

Industrial Intermediates & Infrastructure	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$3,821	$3,228	$11,421	$9,094
Pro forma net sales		$3,226		$9,086
Operating EBITDA	$654		$1,990
Pro forma Operating EBITDA		$676		$1,605
Equity earnings	$54	$41	$299	$101

Industrial Intermediates & Infrastructure	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	5%	8%
Currency	(1)	2
Volume	14	16
Portfolio & other	—	—
Total	18%	26%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	5%	8%
Currency	(1)	2
Volume	14	16
Portfolio & other	—	—
Total	18%	26%

Industrial Intermediates & Infrastructure net sales were $3,821 million in the third quarter of 2018, up from net sales of $3,228 million in the third quarter of 2017. Net sales increased 18 percent compared with pro forma net sales of $3,226 million in the same quarter last year, with volume up 14 percent, local price up 5 percent and currency down 1 percent. Volume increased in all businesses and geographic regions. Polyurethanes & CAV reported volume increases in all geographic regions, except Latin America, reflecting growth in EMEA and Asia Pacific from increased supply from Sadara and higher demand for chlor-alkali and vinyl products in EMEA. Industrial Solutions volume increased in all regions driven by increased supply from Sadara and increased demand for industrial specialties, with double-digit growth in intermediates for crop defense, energy heat management and food and feed manufacturing. Local price increased in all businesses and all geographic regions, except Asia Pacific. Local price increases were driven by higher feedstock and other raw material costs, pricing initiatives and strong demand for caustic soda and propylene glycol which more than offset price declines in isocyanates. Currency had a negative impact of 1 percent, primarily in EMEA and Asia Pacific.
Operating EBITDA was $654 million in the third quarter of 2018, down 3 percent compared with pro forma Operating EBITDA of $676 million in the third quarter of 2017. Operating EBITDA decreased as the impact of higher feedstock and other raw material costs, the easing of isocyanate margins, and the impact of an unplanned outage associated with an isocyanates facility in the U.S. Gulf Coast more than offset higher selling prices, cost synergies, demand growth and higher equity earnings from the Kuwait joint ventures.
Industrial Intermediates & Infrastructure net sales for the first nine months of 2018 were $11,421 million, up from net sales of $9,094 million in the first nine months of 2017. Net sales increased 26 percent compared with pro forma net sales of $9,086 million in the first nine months of 2017, with volume up 16 percent, local price up 8 percent and currency up 2 percent. Volume increased in all businesses and geographic regions and local price increased in all businesses and all geographic regions, except Asia Pacific.
Operating EBITDA was $1,990 million for the first nine months of 2018, up 24 percent from pro forma Operating EBITDA of $1,605 million in the first nine months of 2017. Compared with pro forma Operating EBITDA from the same period last year, Operating EBITDA increased as the impact of higher selling prices, the benefit from currency on sales, cost synergies, higher equity earnings from the Kuwait joint ventures and lower equity losses from Sadara more than offset higher feedstock and other raw material costs and the unfavorable impact of currency on costs.

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

Packaging & Specialty Plastics	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$6,119	$5,260	$18,228	$15,364
Pro forma net sales		$5,490		$16,300
Operating EBITDA	$1,191		$3,822
Pro forma Operating EBITDA		$1,147		$3,424
Equity earnings	$83	$64	$250	$130

Packaging & Specialty Plastics	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	7%	4%
Currency	—	2
Volume	5	7
Portfolio & other	4	6
Total	16%	19%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	6%	3%
Currency	—	2
Volume	5	7
Portfolio & other	—	—
Total	11%	12%

Packaging & Specialty Plastics net sales were $6,119 million in the third quarter of 2018, up from net sales of $5,260 million in the third quarter of 2017. Net sales increased 11 percent compared with pro forma net sales of $5,490 million in the same quarter last year, with local price up 6 percent and volume up 5 percent. Local price increased across all geographic regions and in both businesses in response to higher feedstock and other raw material costs. Volume increased across all geographic regions and in both businesses supported by new capacity additions on the U.S. Gulf Coast. Packaging and Specialty Plastics volume growth was driven by increases in industrial and consumer packaging, health and hygiene solutions and elastomer applications. Hydrocarbons & Energy volume increased due to higher sales of ethylene and ethylene by-products.

Operating EBITDA was $1,191 million in the third quarter of 2018, up 4 percent from pro forma Operating EBITDA of $1,147 million in the third quarter of 2017. Compared with pro forma Operating EBITDA from the same quarter last year, Operating EBITDA increased as the impact of higher sales volume, reflecting additional capacity from U.S. Gulf Coast growth projects, higher selling prices, cost synergies, higher equity earnings and lower start-up and commissioning costs more than offset higher feedstock and other raw materials costs and increased costs from planned maintenance turnarounds.

Packaging & Specialty Plastics net sales for the first nine months of 2018 were $18,228 million, up from net sales of $15,364 million in the first nine months of 2017. Net sales increased 12 percent compared with pro forma net sales of $16,300 million in the first nine months of 2017, with volume up 7 percent, local price up 3 percent and currency up 2 percent, primarily in EMEA. Volume increased in both businesses and across all geographic regions primarily due to new capacity additions on the U.S. Gulf Coast and increased supply from Sadara. Local price increased in both businesses and across all geographic regions in response to higher feedstock and other raw material costs.

Operating EBITDA was $3,822 million for the first nine months of 2018, up 12 percent from pro forma Operating EBITDA of $3,424 million in the first nine months of 2017. Compared with pro forma Operating EBITDA from the same period last year, Operating EBITDA increased as the impact of higher sales volume, reflecting additional capacity from growth projects, higher selling prices, the benefit from currency on sales, cost synergies, higher equity earnings and lower start-up and commissioning costs more than offset higher feedstock and other raw materials costs, the unfavorable impact of currency on costs, increased costs from planned maintenance turnarounds and the impact of weather-related disruptions on the U.S. Gulf Coast.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits and also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading global supplier of key materials for the manufacturing of photovoltaics ("PV") and solar cells, including innovative metallization pastes and back sheet materials for the production of solar cells and solar modules and in the advanced printing and packaging graphics industry providing flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays ("LCD"), advanced-matrix organic light emitting diode ("AMOLED"), and quantum dot ("QD") applications. This segment also includes the results of the HSC Group joint ventures.

Electronics & Imaging	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$1,195	$832	$3,551	$2,164
Pro forma net sales		$1,197		$3,582
Operating EBITDA	$412		$1,217
Pro forma Operating EBITDA		$411		$1,259
Equity earnings	$35	$29	$124	$139

Electronics & Imaging	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	—%
Currency	—	1
Volume	3	2
Portfolio & other	42	61
Total	44%	64%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	(1)%	—%
Currency	—	1
Volume	1	1
Portfolio & other	—	(3)
Total	—%	(1)%

Electronics & Imaging net sales were $1,195 million in the third quarter of 2018, up from $832 million in the third quarter of 2017. Net sales in the third quarter of 2018 were flat with pro forma net sales of $1,197 million in the third quarter of 2017, as volume growth was offset by lower local price.
Volume growth in the segment was driven by continued strength in semiconductor technologies and gains in display & other technologies. Increased semiconductor content in end-use applications drove strong demand in both chemical mechanical planarization (“CMP”) and advanced packaging market segments. Growth in display & other technologies was driven by strong demand in OLEDs, primarily in Asia Pacific. Partially offsetting this growth was a decline in photovoltaic & advanced materials on reduced demand for TEDLAR® film and SOLAMET® paste resulting from revised incentive policies in China.
Operating EBITDA was $412 million in the third quarter of 2018, flat compared with pro forma Operating EBITDA of $411 million in the third quarter of 2017. Cost synergies, volume growth and lower pension/OPEB costs were offset by higher raw material costs, higher costs due to growth investments and lower equity earnings in the third quarter of 2018 as compared with pro forma equity earnings in the third quarter of 2017.
Electronics & Imaging net sales were $3,551 million for the first nine months of 2018, up from $2,164 million in the first nine months of 2017. Net sales for the first nine months of 2018 were down 1 percent from pro forma net sales of $3,582 million in the first nine months of 2017. Net sales declined as 3 percent unfavorable impact from portfolio actions related to the prior year divestiture of the SKC Haas Display Films business, was partially offset by volume growth of 1 percent and a 1 percent benefit from currency.
Volume growth in the segment was driven by gains in semiconductor technologies, interconnect solutions and display & other technologies, primarily in Asia Pacific, partially offset by a decline in photovoltaic & advanced materials.
Operating EBITDA was $1,217 million for the first nine months of 2018, down 3 percent from pro forma Operating EBITDA of $1,259 million for the first nine months of 2017. Cost synergies, lower pension/OPEB costs, volume growth and favorable currency, were more than offset by higher unit costs, lower equity earnings as compared with pro forma equity earnings in the first nine months of 2017 and the absence of a prior-year gain on the sale of a business.

Updated Outlook
The Operating EBITDA outlook for 2018 is now expected to increase moderately as compared with 2017 pro forma Operating EBITDA, driven by cost synergies, volume growth, lower pension/OPEB costs and higher equity earnings, partially offset by higher raw material costs, the absence of a prior-year gain on the sale of a business and higher costs due to growth investments.

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

Nutrition & Biosciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$1,678	$682	$5,173	$1,203
Pro forma net sales		$1,466		$4,371
Operating EBITDA	$414		$1,265
Pro forma Operating EBITDA		$312		$944
Equity earnings	$4	$3	$12	$9

Nutrition & Biosciences	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	3%
Currency	(2)	—
Volume	(4)	—
Portfolio & other	150	327
Total	146%	330%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	1%	—%
Currency	(1)	2
Volume	3	4
Portfolio & other	11	12
Total	14%	18%

Nutrition & Biosciences net sales were $1,678 million in the third quarter of 2018, up from $682 million in the third quarter of 2017. Net sales in the third quarter of 2018 were up 14 percent from pro forma net sales of $1,466 million in the third quarter of 2017. The increase was primarily due to an 11 percent net benefit from portfolio actions due to the acquisition of FMC’s Health & Nutrition business, 3 percent in volume growth and a 1 percent increase in local price, partially offset by a 1 percent unfavorable impact from currency.

Volume gains in the segment were led by Nutrition & Health on continued growth in probiotics and specialty proteins, primarily in Asia Pacific. Industrial Biosciences volume grew on increased demand for clean technologies due to alkylation and acid equipment sales and in bioactives for home and personal care applications, offset by declines in microbial control solutions and biomaterials.

Operating EBITDA was $414 million in the third quarter of 2018, up 33 percent compared with pro forma Operating EBITDA of $312 million in the third quarter of 2017, driven by a portfolio benefit, cost synergies, volume growth and lower pension/OPEB costs.

Nutrition & Biosciences net sales were $5,173 million for the first nine months of 2018, up from $1,203 million in the first nine months of 2017. Net sales for the first nine months of 2018 were up 18 percent from pro forma net sales of $4,371 million in the first nine months of 2017. The increase was primarily due to a 12 percent net benefit from portfolio actions due to the acquisition of FMC's Health & Nutrition business, 4 percent in volume growth and a 2 percent benefit from currency.

Volume growth in the segment was led by Nutrition & Health on gains in probiotics, specialty proteins and pharmaceutical excipients, driven by demand in Asia Pacific. Industrial Biosciences volume grew on improvement in clean technologies due to alkylation offerings in Asia Pacific and EMEA and acid equipment sales. Demand for bioactives in animal nutrition and home and personal care applications also contributed to volume growth.

Operating EBITDA was $1,265 million for the first nine months of 2018, up 34 percent from pro forma Operating EBITDA of $944 million in the first nine months of 2017, driven by favorable portfolio actions, cost synergies, volume growth and lower pension/OPEB costs, partially offset by higher costs due to growth investments.

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

Transportation & Advanced Polymers	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$1,408	$637	$4,301	$1,225
Pro forma net sales		$1,299		$3,834
Operating EBITDA	$430		$1,313
Pro forma Operating EBITDA		$325		$954
Equity earnings	$—	$1	$4	$1

Transportation & Advanced Polymers	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	4%	3%
Currency	(1)	2
Volume	1	1
Portfolio & other	117	245
Total	121%	251%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	6%	5%
Currency	(1)	3
Volume	3	4
Portfolio & other	—	—
Total	8%	12%

Transportation & Advanced Polymers net sales were $1,408 million in the third quarter of 2018, up from $637 million in the third quarter of 2017. Net sales in the third quarter of 2018 were up 8 percent from pro forma net sales of $1,299 million in the third quarter of 2017. The increase was due to a 6 percent increase in local price and 3 percent of volume growth, partially offset by a 1 percent unfavorable impact from currency.
Volume growth in the segment was primarily due to performance solutions, led by growth in VESPEL® high-performance parts in the electronics and aerospace markets, performance resins due to growth in DELRIN® and VAMAC® in the automotive market and in engineering polymers due to growth in ZYTEL® HTN. Broad based volume growth was led by U.S. & Canada and Asia Pacific. The increase in local price, primarily in engineering polymers, was driven by tight polymer supply and higher feedstock costs.

Operating EBITDA was $430 million in the third quarter of 2018, up 32 percent compared with pro forma Operating EBITDA of $325 million in the third quarter of 2017. The increase was driven by higher local selling price, volume gains, lower pension/OPEB costs and cost synergies, partially offset by higher raw material costs.
Transportation & Advanced Polymers net sales were $4,301 million for the first nine months of 2018, up from $1,225 million in the first nine months of 2017. Net sales in the first nine months of 2018 were up 12 percent from pro forma net sales of $3,834 million in the first nine months of 2017. The increase was due to a 5 percent increase in local price, 4 percent of volume growth and a 3 percent benefit from currency.
Volume growth in the segment was primarily due to performance solutions, led by growth in KALREZ® and VESPEL® high-performance parts in the electronics and aerospace markets, performance resins due to growth in DELRIN® and HYTREL® in the automotive market and in engineering polymers due to growth in ZYTEL®. Broad based volume growth was led by Asia Pacific. The increase in local price, primarily in engineering polymers, was driven by tight polymer supply and higher feedstock costs.
Operating EBITDA was $1,313 million for the first nine months of 2018, up 38 percent from pro forma Operating EBITDA of $954 million in the first nine months of 2017 due to price and volume gains, lower pension/OPEB costs, cost synergies and favorable currency, partially offset by higher raw material costs.

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

Safety & Construction	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$1,402	$792	$4,112	$1,716
Pro forma net sales		$1,310		$3,852
Operating EBITDA	$389		$1,084
Pro forma Operating EBITDA		$353		$908
Equity earnings	$6	$(1)	$19	$(1)

Safety & Construction	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2018	Sep 30, 2018
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	2%
Currency	(1)	1
Volume	5	2
Portfolio & other	71	135
Total	77%	140%
Change in Net Sales in Current Period from Pro Forma Net Sales in Prior Period due to:
Local price & product mix	2%	1%
Currency	(1)	2
Volume	6	4
Portfolio & other	—	—
Total	7%	7%

Safety & Construction net sales were $1,402 million in the third quarter of 2018, up from $792 million in the third quarter of 2017. Net sales in the third quarter of 2018 were up 7 percent from pro forma net sales of $1,310 million in the third quarter of 2017 due to 6 percent of volume growth and a 2 percent increase in local price, partially offset by a 1 percent unfavorable impact from currency.
Volume growth in the segment was led by broad-based growth across industrial, life and personal protection, and medical packaging end-markets, resulting in increased sales in aramids of KEVLAR® high-strength materials and NOMEX® thermal-resistant fibers, as well as gains in water solutions and TYVEK® enterprise. These increases were partially offset by declines in construction due to a slowdown in the U.S. residential market. The increase in local price was due to price gains across most businesses.
Operating EBITDA was $389 million in the third quarter of 2018, up 10 percent from pro forma Operating EBITDA of $353 million in the third quarter of 2017. Cost synergies and productivity, lower pension/OPEB costs and volume and price gains more than offset higher raw material and freight costs and the absence of prior year one-time gains.
Safety & Construction net sales were $4,112 million for the first nine months of 2018, up from $1,716 million in the first nine months of 2017. Net sales for the first nine months of 2018 were up 7 percent from pro forma net sales of $3,852 million in the first nine months of 2017 due to 4 percent of volume growth, a 2 percent benefit from currency and a 1 percent increase in local price.
Volume growth in the segment was driven by broad-based demand in industrial applications, with strength in NOMEX® and KEVLAR®, as well as gains in TYVEK® enterprise and water solutions. The increase in local price was due to price gains across most businesses.
Operating EBITDA was $1,084 million for the first nine months of 2018, up 19 percent from pro forma Operating EBITDA of $908 million in the first nine months of 2017, due to lower pension/OPEB costs, cost synergies, volume and price gains and favorable currency, partially offset by higher raw material and freight costs and the absence of prior year one-time gains.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); business incubation platforms; non-business aligned joint ventures; gains and losses on the sales of financial assets; non-business aligned litigation expenses; discontinued or non-aligned businesses and pre-commercial activities.

Corporate	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$78	$157	$229	$324
Pro forma net sales		$159		$331
Operating EBITDA	$(185)		$(536)
Pro forma Operating EBITDA		$(224)		$(627)
Equity earnings (losses)	$(4)	$10	$(26)	$(8)

Net sales for Corporate, which primarily relate to Dow's insurance operations, were $78 million in the third quarter of 2018, compared with net sales of $157 million and pro forma net sales of $159 million in the third quarter of 2017. For the first nine months of 2018, net sales were $229 million, compared with net sales of $324 million and pro forma net sales of $331 million in the same period of 2017.

Operating EBITDA was a loss of $185 million in the third quarter of 2018, compared with a pro forma Operating EBITDA loss of $224 million in the third quarter of 2017. In the first nine months of 2018, Operating EBITDA was a loss of $536 million compared with a pro forma Operating EBITDA loss of $627 million in the same period last year. Compared with pro forma Operating EBITDA in the first nine months of 2017, Operating EBITDA improved primarily due to lower pre-commercial expenses, lower discontinued business costs and cost synergies.

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

Net Sales by Division	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017 [1]	Sep 30, 2018	Sep 30, 2017 [1]
Agriculture	$1,946	$1,911	$11,484	$11,555
Performance Materials & Coatings	2,476	2,227	7,379	6,558
Industrial Intermediates & Infrastructure	3,821	3,226	11,421	9,086
Packaging & Specialty Plastics	6,119	5,490	18,228	16,300
Materials Science	$12,416	$10,943	$37,028	$31,944
Electronics & Imaging	1,195	1,197	3,551	3,582
Nutrition & Biosciences	1,678	1,466	5,173	4,371
Transportation & Advanced Polymers	1,408	1,299	4,301	3,834
Safety & Construction	1,402	1,310	4,112	3,852
Specialty Products	$5,683	$5,272	$17,137	$15,639

Net Sales Variance by Division [1]	Three Months Ended Sep 30, 2018					Nine Months Ended Sep 30, 2018
	Local Price & Product Mix	Currency	Volume	Portfolio / Other [2]	Total	Local Price & Product Mix	Currency	Volume	Portfolio / Other [2]	Total
Percent change from prior year
Agriculture	3%	(6)%	8%	(3)%	2%	3%	1%	(4)%	(1)%	(1)%
Materials Science	7%	—%	6%	—%	13%	6%	2%	8%	—%	16%
Specialty Products	2%	—%	3%	3%	8%	2%	2%	3%	3%	10%
Total	5%	(1)%	5%	1%	10%	4%	2%	4%	1%	11%

Operating EBITDA by Division	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017 [1]	Sep 30, 2018	Sep 30, 2017 [1]
Agriculture	$(104)	$(239)	$2,472	$2,387
Performance Materials & Coatings	628	460	1,749	1,374
Industrial Intermediates & Infrastructure	654	676	1,990	1,605
Packaging & Specialty Plastics	1,191	1,147	3,822	3,424
Materials Science	$2,473	$2,283	$7,561	$6,403
Electronics & Imaging	412	411	1,217	1,259
Nutrition & Biosciences	414	312	1,265	944
Transportation & Advanced Polymers	430	325	1,313	954
Safety & Construction	389	353	1,084	908
Specialty Products	$1,645	$1,401	$4,879	$4,065

1.	Information for the three and nine months ended September 30, 2017, was prepared on a pro forma basis.

2.
Pro forma net sales for Agriculture excludes sales related to the November 30, 2017, divestiture of a portion of the DAS Divested Ag Business for the period January 1, 2017 through August 31, 2017. Sales for the month of September 2017 are included in Portfolio & Other. Pro forma net sales for Materials Science excludes sales related to the September 1, 2017, divestiture of the EAA Business for the period January 1, 2017 through August 31, 2017. Portfolio & Other includes sales for the acquisition of the H&N Business acquired on November 1, 2017, impacting Specialty Products. Portfolio & Other also reflects the following divestitures: SKC Haas Display Films group of companies (divested June 30, 2017), the authentication business (divested on January 6, 2017), and the divestiture of the global food safety diagnostic business (divested February 28, 2017), all impacting Specialty Products.

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents and marketable securities of $7,309 million at September 30, 2018 and $14,394 million at December 31, 2017, of which $5,572 million at September 30, 2018 and $12,177 million at December 31, 2017, was held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Company is currently evaluating the impact of The Act on its permanent reinvestment assertion. The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the Consolidated Financial Statements for further details of The Act). A tax liability was accrued for the estimated U.S. federal tax on all unrepatriated earnings at December 31, 2017, in accordance with The Act. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. During 2018, the Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities. During the three and nine months ended September 30, 2018, the Company recorded tax expense of $61 million associated with these repatriation activities.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table.

Cash Flow Summary	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017 [1]
Cash provided by (used for):
Operating activities	$(370)	$(2,522)
Investing activities	(1,439)	10,154
Financing activities	(4,484)	(1,310)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(246)	254
Cash reclassified as held for sale	—	(37)
Summary
Increase (Decrease) in cash, cash equivalents and restricted cash	$(6,539)	$6,539
Cash, cash equivalents and restricted cash at beginning of period	14,015	6,624
Cash, cash equivalents and restricted cash at end of period	$7,476	$13,163
Less: Restricted cash and cash equivalents, included in "Other current assets"	537	15
Cash and cash equivalents at end of period	$6,939	$13,148

1.	Updated for ASU 2016-15 (including SEC interpretive guidance) and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities
In the first nine months of 2018, cash used for operating activities was $370 million, compared with cash used for operating activities of $2,522 million in the same period last year. In the first nine months of 2018, cash used for working capital requirements, pension contributions and integration and separation costs more than offset cash earnings. In the first nine months of 2017, cash used for working capital requirements, cash payments related to the Bayer CropScience arbitration matter and the PFOA multi-district litigation settlement and pension contributions more than offset cash earnings, a one-time cash receipt from the Nova patent infringement award and advance payments from customers for long-term ethylene supply agreements.

Net Working Capital	Sep 30, 2018	Dec 31, 2017
In millions
Current assets	$45,405	$49,893
Current liabilities	27,680	26,128
Net working capital	$17,725	$23,765
Current ratio	1.64:1	1.91:1

Cash Flows from Investing Activities
In the first nine months of 2018, cash used for investing activities was $1,439 million, reflecting capital expenditures and purchases of investments, which more than offset proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. In the first nine months of 2017, cash provided by investing activities was $10,154 million, primarily due to proceeds from interests in trade accounts receivable conduits, cash acquired in the Merger and proceeds from sales and maturities of investments which more than offset capital expenditures and investments in and loans to nonconsolidated affiliates, primarily with Sadara.

Capital spending was $2,558 million in the first nine months of 2018, compared with $2,301 million in the first nine months of 2017. The Company expects full year capital spending in 2018 to be approximately $4.4 billion to $4.7 billion, inclusive of capital spending for targeted cost synergy and business separation projects.

In the first nine months of 2018, Dow entered into a shareholder loan reduction agreement with Sadara and converted $215 million of the existing loan balance into equity. Dow expects to loan between zero and $200 million to Sadara during the remainder of 2018. All or a portion of the outstanding loans to Sadara could potentially be converted into equity in future periods.

Cash Flows from Financing Activities
In the first nine months of 2018, cash used for financing activities was $4,484 million compared with $1,310 million in the same period last year. The increase was primarily due to purchases of treasury stock, increased payments on long-term debt, increased dividends paid to stockholders and lower proceeds from sales/issuance of common stock, which were partially offset by an increase in notes payable and proceeds from issuance of long-term debt.

Reclassification of Prior Period Amounts Related to Accounts Receivable Securitization
In connection with the review and implementation of ASU 2016-15, including additional interpretive guidance from the SEC related to the required method for calculating the cash received from beneficial interests in trade accounts receivable conduits, Dow changed the prior period presentation and amount of proceeds from interests in trade accounts receivable conduits. In the first nine months of 2017, changes related to the calculation and presentation of proceeds from interests in trade accounts receivable conduits resulted in a reclassification of $6,989 million from cash used for operating activities to cash provided by investing activities. In the fourth quarter of 2017, Dow suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements.

The following table reconciles cash flows from operating activities to a non-GAAP measure regarding cash flows from operating activities excluding the impact of ASU 2016-15 and related interpretive guidance for the nine months ended September 30, 2018 and 2017. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which the Company utilizes in support of its operating activities.

Cash Flows from Operating Activities Excluding the Impact of ASU 2016-15 and Additional Interpretive Guidance (non-GAAP)	Nine Months Ended
	Sep 30, 2018	Sep 30, 2017
In millions
Cash flows from operating activities - Updated for impact of ASU 2016-15 and additional interpretive guidance (GAAP)	$(370)	$(2,522)
Less: Impact of ASU 2016-15 and additional interpretive guidance	(657)	(6,989)
Cash flows from operating activities - Excluding impact of ASU 2016-15 and additional interpretive guidance (non-GAAP)	$287	$4,467

Free Cash Flow
The Company defines free cash flow as cash from operating activities less capital expenditures. Under this definition, free cash flow represents the cash that remains available to the Company, after investing in its asset base, to fund obligations using the Company's primary source of incremental liquidity - cash flows from operating activities. Free cash flow is an integral financial measure used in the Company's financial planning process. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the Company's free cash flow definition may not be consistent with the methodologies used by other companies.

For additional information relating to the change in cash used for operating activities, see the discussion in the previous section entitled "Cash Flows from Operating Activities."

Reconciliation of "Cash From Operating Activities" to Free Cash Flow (non-GAAP)	Nine Months Ended
In millions	Sep 30, 2018	Sep 30, 2017 [1]
Cash from operating activities (GAAP)	$(370)	$(2,522)
Less: Capital expenditures	2,558	2,301
Free cash flow (non-GAAP)	$(2,928)	$(4,823)

1.
"Cash from operating activities" was updated for ASU 2016-15 (including SEC interpretive guidance) and ASU 2016-18. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Liquidity & Financial Flexibility
The Company’s primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries obligations as they come due.

Dow's Liquidity Sources
Credit Ratings
At October 31, 2018, Dow's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB	A-2	Stable
Moody’s Investors Service	Baa2	P-2	Stable
Fitch Ratings	BBB	F2	Rating Watch Positive

Downgrades in Dow's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access credit markets.

Commercial Paper - Dow
Dow issues promissory notes under U.S. and Euromarket commercial paper programs. At September 30, 2018, Dow had $594 million of commercial paper outstanding ($231 million at December 31, 2017). Dow maintains access to the commercial paper market at competitive rates. Amounts outstanding under Dow's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period.

Committed Credit Facilities - Dow
In the event the Company has short-term liquidity needs, it can access liquidity through Dow's committed and available credit facilities. On May 27, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in May 2020 and provides for interest at floating rates, as defined in the agreement. On July 20, 2018, Dow renewed a $200 million Bilateral Revolving Credit Facility agreement, which has a maturity date in July 2020 and provides for interest at floating rates, as defined in the agreement. On August 4, 2018, Dow renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in August 2020 and provides for interest at floating rates, as defined in the agreement.

On October 30, 2018, Dow terminated and replaced its $5.0 billion Five Year Competitive Advance and Revolving Credit Facility Agreement under substantially similar terms and conditions, which has a maturity date in October 2023. In addition, Dow amended a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in October 2019 and provides for interest at floating rates, as defined in the agreement.

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

In September 2018, Dow renewed its North American accounts receivable securitization facility for a one year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to $800 million. Under the structure of the amended agreement, Dow will use select trade accounts receivable to collateralize the credit facility with certain lenders. At September 30, 2018, the facility had not been drawn upon.

At September 30, 2018, Dow had total committed credit facilities of $11.7 billion with remaining available credit facilities of $7.2 billion.

In October 2018, Dow renewed its European accounts receivable securitization facility for a two year term and amended the terms of the agreement from an off-balance sheet arrangement to a secured borrowing arrangement, with a borrowing capacity up to Euro 400 million. Under the structure of the amended agreement, Dow will use select trade accounts receivable to collateralize the credit facility with certain lenders. See Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

DuPont's Liquidity Sources
Credit Ratings
At October 31, 2018, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	A3	P-2	Negative
Fitch Ratings	A	F1	Rating Watch Negative

Downgrades in DuPont's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Commercial Paper - DuPont
DuPont issues promissory notes under U.S. commercial paper programs. At September 30, 2018, DuPont had $2,518 million of commercial paper outstanding ($1,436 million at December 31, 2017). DuPont maintains access to the commercial paper market at competitive rates. Amounts outstanding under DuPont's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period.

Committed Credit Facilities - DuPont
In the event the Company has short-term liquidity needs, it can access liquidity through DuPont's committed and available credit facilities. At September 30, 2018, DuPont had total committed credit facilities of $8.8 billion with remaining available credit facilities of $5.5 billion. See Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on committed and available credit facilities.

Term Loan and Revolving Credit Facilities - DuPont
In March 2016, DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Term Loan Facility") under which DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At September 30, 2018, DuPont had made four term loan borrowings in an aggregate principal amount of $2.0 billion and had unused commitments of $2.5 billion under the Term Loan Facility. In addition, in 2018, DuPont amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

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

Debt
The Company’s public debt instruments and primary, private credit agreements (collectively "Debt Instruments") reside with Dow and DuPont (the "Subsidiaries"). See Note 12 to the Consolidated Financial Statements for information related to the Subsidiaries' notes payable and long-term debt activity since December 31, 2017, including debt retired and issued. The following table reflects the debt of the Subsidiaries:

Total Debt	Sep 30, 2018			Dec 31, 2017
In millions	Dow	DuPont	Total	Dow	DuPont	Total
Notes payable	$910	$3,847	$4,757	$484	$1,464	$1,948
Long-term debt due within one year	2,605	513	3,118	752	1,315	2,067
Long-term debt	17,085	10,208	27,293	19,765	10,291	30,056
Total debt	$20,600	$14,568	$35,168	$21,001	$13,070	$34,071

The Debt Instruments of the Subsidiaries contain, among other provisions, certain customary restrictive covenant and default provisions. Dow’s Five Year Competitive Advance and Revolving Credit Facility contains a financial covenant that Dow must maintain its ratio of consolidated indebtedness to its consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under the Five Year Competitive Advance and Revolving Credit Facility equals or exceeds $500 million. The ratio of Dow’s consolidated indebtedness to its consolidated capitalization was 0.41 to 1.00 at September 30, 2018. DuPont’s Term Loan Facility and revolving credit facility contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00. At September 30, 2018, management believes each of the Subsidiaries were in compliance with all of their respective covenants and default provisions. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dividends
On June 25, 2018, the Company announced that its Board declared a dividend of $0.38 per share, paid on September 14, 2018, to shareholders of record on August 31, 2018.

On October 11, 2018, the Company announced that its Board declared a dividend of $0.38 per share, payable on December 14, 2018, to shareholders of record on November 30, 2018.

Share Repurchase Programs
On November 2, 2017, the Company announced the Board authorized an initial $4 billion share repurchase program, which had no expiration date. The Company spent $1 billion on repurchases of DowDuPont common stock under the program in the fourth quarter of 2017. In the first nine months of 2018, the Company spent $3 billion on repurchases of DowDuPont common stock under the program, thereby completing this share repurchase program.

On November 1, 2018, the Company announced a new $3 billion share buyback program, which expires on March 31, 2019 - commensurate with the expected timing of the materials science spin-off.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension Plans
Dow and DuPont have defined benefit pension plans in the U.S. and a number of other countries. Dow and DuPont did not merge their pension plans and other postretirement benefit plans as a result of the Merger. Dow and DuPont's funding policies are to contribute to defined benefit pension plans in the U.S. and a number of other countries based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be and have been made at Dow and DuPont's discretion.

In the third quarter of 2018, Dow made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,600 million, of which $1,538 million had been contributed through September 30, 2018.

In the third quarter of 2018, DuPont made a $1,100 million discretionary contribution to its principal U.S. pension plan and increased its total 2018 estimated pension contributions to approximately $1,300 million, of which $1,266 million had been contributed through September 30, 2018.

The discretionary contributions made in the third quarter of 2018 were aligned with each of Dow and DuPont’s funding policies, which may permit discretionary contributions to defined benefit pension plans when economics encourage funding, and reflected considerations relating to tax deductibility and capital structure.

For additional information regarding Dow and DuPont's pension plans, see Note 16 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Restructuring
DowDuPont Cost Synergy Program
The activities related to the DowDuPont Cost Synergy Program ("Synergy Program") are expected to result in additional cash expenditures of approximately $840 million to $990 million, primarily by the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in the Company's 2017 Annual Report on Form 10-K, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Additional information related to these obligations can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K. With the exception of the items noted below, there have been no material changes in the Company’s contractual obligations since December 31, 2017.

Contractual Obligations	Payments Due In
In millions	2018	2019-2020	2021-2022	2023 and beyond	Total
Purchase obligations [1]	$4,060	$5,956	$4,701	$7,562	$22,279
Pension and other postretirement benefits	$224	$1,521	$1,668	$12,524	$15,937

1.	Includes take-or-pay and throughput obligations and outstanding purchase orders and other commitments greater than $1 million, obtained through a survey conducted by the Subsidiaries.

Off-balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 20 to the Consolidated Financial Statements). In addition, see Note 11 to the Consolidated Financial Statements for information regarding transfers of financial assets.

Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others if specific triggering events occur. The Subsidiaries had combined outstanding guarantees at September 30, 2018, of $5,771 million, compared with $5,960 million at December 31, 2017. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 19 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. DowDuPont’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2017 10-K. Since December 31, 2017, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates. See the discussion in this section for information regarding the Company's interim goodwill impairment testing.

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

Asbestos-Related Claim Activity	2018	2017
Claims unresolved at Jan 1	15,427	16,141
Claims filed	5,279	5,598
Claims settled, dismissed or otherwise resolved	(7,861)	(6,560)
Claims unresolved at Sep 30	12,845	15,179
Claimants with claims against both Union Carbide and Amchem	(4,778)	(5,544)
Individual claimants at Sep 30	8,067	9,635

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

Valuation of Assets and Impairment Considerations
As a result of the Merger and the related acquisition method of accounting, DuPont’s assets and liabilities were measured at fair value, and any declines in the projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets, particularly within the Agriculture and Specialty Products divisions, and therefore could result in an impairment.

As previously disclosed in the Form 10-Q for the quarter ended June 30, 2018, the Company commenced strategic business reviews during the third quarter of 2018 inclusive of assembling updated financial projections. During the three months ended September 30, 2018, and in connection with these strategic business reviews and the update to financial projections, DowDuPont’s subsidiary, DuPont, a separate SEC registrant, was required to perform an interim test of goodwill for its agriculture reporting unit. As a result of the analysis performed, DuPont recorded a pretax, noncash goodwill impairment charge of $4.5 billion in its stand-alone quarterly report on Form 10-Q for the quarter ended September 30, 2018. However, the impairment charge did not survive at the DowDuPont level. The impairment test performed for DowDuPont’s Agriculture reporting unit is based on a combination of DuPont’s agriculture reporting unit and Dow’s agriculture reporting unit. Based on the analysis performed at the DowDuPont level, the fair value of the combined Agriculture reporting unit exceeded its carrying value by more than 10 percent, and therefore no goodwill impairment existed for DowDuPont.

The Company also performed an impairment test on indefinite-lived intangibles and determined that the fair value of certain IPR&D assets had declined as a result of delays in timing of commercialization and increases to expected R&D costs. This resulted in a pretax impairment charge of $85 million. The assumptions and estimates used in determining the fair values of this reporting unit and its indefinite-lived intangibles contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. See Note 10 to the Consolidated Financial Statements for additional information on the impairment test performed.

There were no other indicators for the Company’s other reporting units that would suggest that it is more likely than not that the fair value is less than its carrying value at September 30, 2018; however, there can be no assurances that goodwill will not be impaired in future periods. The Company will perform its annual goodwill and intangible asset impairment test in the fourth quarter, which may result in additional impairments. For additional information see Note 10 to the Consolidated Financial Statements.

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

Litigation
Asbestos-Related Matters of Union Carbide Corporation, a wholly owned subsidiary of Dow
No material developments regarding this matter occurred in the third quarter of 2018. For a current status of this matter, see Note 13 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 13 to the Consolidated Financial Statements under the heading PFOA Matters.

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

La Porte Plant, La Porte, Texas - Crop Protection - Release Incident Investigations
On November 15, 2014, there was a release of methyl mercaptan at DuPont’s La Porte facility. The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont continues to cooperate with governmental agencies, including the U.S. Environmental Protection Agency ("EPA"), the Chemical Safety Board and the Department of Justice ("DOJ"), which are still conducting investigations. These investigations could result in sanctions and civil or criminal penalties against DuPont. In the second quarter of 2018, DuPont, the DOJ and the EPA reached a resolution-in-principle, for $3.1 million, regarding certain EPA civil claims. The resolution-in-principle was approved by the court in the third quarter of 2018 and has been paid.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Mt. Meigs, Alabama, Matter
DC Alabama, Inc. (“DCA”), a wholly owned subsidiary of Dow, received a draft consent order (“Order”) from the Alabama Department of Environmental Management (“ADEM”) dated July 26, 2018, relating to alleged unpermitted discharges of industrial process water and certain water quality and equipment violations at DCA’s silicon metal production facility located in Mt. Meigs, Alabama. DCA and the ADEM negotiated the terms of and executed a final Order that contains a civil penalty of $250,000 and certain additional requirements. Discussions between DCA and the ADEM are ongoing.

Freeport, Texas, Matter
On March 20, 2018, Dow received an informal notice that Region 6 of the EPA was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at Dow's Freeport, Texas, manufacturing facility, pursuant to the Resource Conservation and Recovery Act. Discussions between the EPA and Dow occurred periodically following the inspection. On September 20, 2018, the EPA and Dow entered into a Consent Agreement and Final Order, which Dow agreed to pay a $500,000 fine, conduct an audit under the Texas Audit Act resolving issues with the state of Texas and certify compliance with specified hazardous waste requirements with the EPA.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. DuPont sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the EPA, the DOJ, the Louisiana Department of Environmental Quality ("LDEQ"), DuPont and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. These discussions, which include potential settlement options, continue.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2018	—	$—	—	$1,000
August 2018	10,648,106	$68.43	10,648,106	$271
September 2018	3,872,831	$70.06	3,872,831	$—
Third quarter 2018	14,520,937	$68.87	14,520,937	$—

1.
On November 2, 2017, the Company announced the Board of Directors authorized an initial $4 billion share repurchase program, which was completed in the third quarter of 2018. On November 1, 2018, the Company announced a new $3 billion share buyback program, which expires on March 31, 2019 - commensurate with the expected timing of the materials science spin-off.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
In the first quarter of 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the Consolidated Statements of Income as a result of adopting Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The Consolidated Statements of Cash Flows were updated as a result of adopting ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." In the third quarter of 2018, the U.S. Securities and Exchange Commission's ("SEC") Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.

Changes to the Consolidated Financial Statements as a result of the retrospective application of the new accounting standards are summarized as follows:

Summary of Changes to the Consolidated Statements of Income In millions	For the Years Ended Dec 31,
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Cost of sales	$50,414	$49,791	$37,640	$37,668	$37,745	$37,512
Research and development expenses	$2,110	$2,141	$1,584	$1,593	$1,598	$1,564
Selling, general and administrative expenses	$4,021	$4,064	$2,956	$2,953	$2,948	$2,898
Sundry income (expense) - net	$966	$417	$1,452	$1,486	$4,716	$4,399

1.	Reflects changes resulting from the adoption of ASU 2017-07.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	For the Years Ended Dec 31,
	2017 As Filed	2017 Updated [1]	2016 As Filed	2016 Updated [1]	2015 As Filed	2015 Updated [1]
Operating Activities
Accounts and notes receivable	$(2,589)	$(9,782)	$(1,539)	$(8,833)	$(84)	$(7,788)
Proceeds from interests in trade accounts receivable conduits	$2,269	$—	$1,257	$—	$1,034	$—
Other assets and liabilities, net	$1,563	$1,565	$(717)	$(723)	$(48)	$(45)
Cash provided by (used for) operating activities	$8,695	$(765)	$5,600	$(2,957)	$7,607	$(1,128)
Investing Activities
Payment into escrow / trust accounts	$(701)	$—	$(835)	$—	$—	$—
Distribution from escrow / trust accounts	$143	$—	$835	$—	$—	$—
Acquisitions of property and businesses, net of cash acquired	$19	$50	$(187)	$(187)	$(123)	$(123)
Cash acquired in step acquisition of nonconsolidated affiliate	$—	$—	$1,050	$1,070	$—	$—
Proceeds from interests in trade accounts receivable conduits	$—	$9,462	$—	$8,551	$—	$8,738
Cash provided by (used for) investing activities	$4,274	$14,325	$(3,479)	$5,092	$(1,350)	$7,388
Financing Activities
Contingent payment for acquisition of businesses	$—	$(31)	$—	$—	$—	$—
Cash used for financing activities	$(6,523)	$(6,554)	$(4,014)	$(4,014)	$(3,132)	$(3,132)
Summary
Increase (decrease) in cash, cash equivalents and restricted cash	$6,831	$7,391	$(1,970)	$(1,956)	$2,923	$2,926
Cash, cash equivalents and restricted cash at beginning of period	$6,607	$6,624	$8,577	$8,580	$5,654	$5,654
Cash, cash equivalents and restricted cash at end of period	$13,438	$14,015	$6,607	$6,624	$8,577	$8,580

1.
Reflects the adoption of ASU 2016-15 and ASU 2016-18. In connection with the review and implementation of ASU 2016-15, the Company also changed the value of “Proceeds from interests in trade accounts receivable conduits” due to additional interpretive guidance of the required method for calculating the cash received from beneficial interests in the conduits.

Summary of Changes to the Consolidated Statements of Cash Flows In millions	Three Months Ended		Six Months Ended
	Mar 31, 2017		Jun 30, 2017
	As Filed [1]	Updated [2]	As Filed [1]	Updated [2]
Operating Activities
Accounts and notes receivable	$(1,327)	$(2,773)	$(3,233)	$(6,151)
Cash used for operating activities	$(76)	$(1,522)	$(101)	$(3,019)
Investing Activities
Proceeds from interests in trade accounts receivable conduits	$551	$1,997	$1,914	$4,832
Cash provided by (used for) investing activities	$(353)	$1,093	$192	$3,110

1.	Reflects amounts previously reported in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.

2.
In the third quarter of 2018, the SEC's Office of the Chief Accountant provided additional guidance related to ASU 2016-15 that indicated an entity must evaluate daily transaction activity to calculate the value of cash received from beneficial interests in conduits, resulting in additional updates to the consolidated statements of cash flows.

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

*Filed herewith

DowDuPont Inc. Trademark Listing

®™
CORIAN, CYAZYPYR, DELRIN, DOW, DOW SEMENTES, HYTREL, KALREZ, KEVLAR, MORGAN, NOMEX, PYRAXALT, RYNAXYPYR, SOLAMET, TEDLAR, TYVEK, VAMAC, VESPEL and ZYTEL are trademarks of The Dow Chemical Company ("Dow") or E. I. du Pont de Nemours and Company ("DuPont") or affiliated companies of Dow or DuPont.

DowDuPont Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOWDUPONT INC.
Registrant
Date: November 2, 2018

By:	/s/ JEANMARIE F. DESMOND	By:	/s/ RONALD C. EDMONDS
Name:	Jeanmarie F. Desmond	Name:	Ronald C. Edmonds
Title:	Co-Controller	Title:	Co-Controller
City:	Wilmington	City:	Midland
State:	Delaware	State:	Michigan