Form 10-Q
period 2019-03-31
DowDuPont Inc.
filed 2019-05-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-38196

DOWDUPONT INC.
(Exact name of registrant as specified in its charter)

Delaware	81-1224539
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

974 Centre Road, Wilmington, DE 19805
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DWDP	New York Stock Exchange

The registrant had 2,246,387,858 shares of common stock, $0.01 par value, outstanding at April 30, 2019.

DOWDUPONT INC.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2019

DowDuPont Inc.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Company" or "DowDuPont" used herein mean DowDuPont Inc. and its consolidated subsidiaries.

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”). DowDuPont expects to complete the previously announced intended separation of its agriculture business into a separate and independent public company on June 1, 2019, by way of a distribution of Corteva, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Corteva”), through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share, to holders of DowDuPont Common Stock as of a record date to be set by the Company’s Board of Directors (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”). Following the Corteva Distribution, DowDuPont will hold the specialty products business and operate as "DuPont." The assets and liabilities attributed to the materials science and agriculture businesses are included in the Company's consolidated balance sheets presented herein as of March 31, 2019 and December 31, 2018. Additionally, the Company's consolidated statements of income presented herein for the three months ended March 31, 2019 and 2018 include the results of operations of the materials science and agriculture businesses.

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

Forward-looking statements by their nature address matters that are, to varying degrees, uncertain, including statements about the Corteva Distribution. Forward-looking statements, including those related to DowDuPont’s ability to complete, or to make any filing or take any other action required to be taken to complete, the Corteva Distribution, are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements also involve risks and uncertainties, many of which are beyond DowDuPont’s control. Some of the important factors that could cause DowDuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability and costs to achieve all the expected benefits from the Corteva Distribution and the April 1, 2019 distribution by DowDuPont of all of the shares of common stock of Dow Inc. on a pro rata basis to the holders of DowDuPont common stock; (ii) restrictions under intellectual property cross license agreements entered into or to be entered into in connection with the Corteva Distribution and the Dow Distribution; (iii) ability to receive third-party consents required under the Separation Agreement entered into in connection with the Corteva Distribution and the Dow Distribution; (iv) non-compete restrictions under the Separation Agreement entered into in connection with the Corteva Distribution and the Dow Distribution; (v) the incurrence of significant costs in connection with the Corteva Distribution and the Dow Distribution, including increased costs from supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DowDuPont; (vi) risks outside the control of DowDuPont which could impact the decision of the DowDuPont Board of Directors to proceed with the Corteva Distribution, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile foreign currency exchange rates, tax considerations, other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses proposed to be separated, and changes in the regulatory or legal environment and the requirement to redeem $12.7 billion of DowDuPont notes if the Corteva Distribution is abandoned or delayed beyond May 1, 2020; (vii) potential liability arising from fraudulent conveyance and similar laws in connection with the Corteva Distribution and/or the Dow Distribution; (viii) disruptions or business uncertainty, including from the Corteva Distribution, could adversely impact DowDuPont’s business or financial performance and its ability to retain and hire key personnel; (ix) uncertainty as to the long-term value of DowDuPont common stock; (x) potential inability to access the capital markets; and (xi) risks to DowDuPont’s business, operations and results of operations from: the availability of and fluctuations in the cost of feedstocks and energy; balance of supply and demand and the impact of balance on prices; failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including trade disputes and retaliatory actions; business or supply disruptions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DowDuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DowDuPont’s intellectual property rights; failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors. These risks are and will be more fully discussed in DowDuPont’s current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission ("SEC"), in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DowDuPont’s or Corteva, Inc.’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DowDuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A) of DowDuPont’s 2018 Annual Report on Form 10-K and in the section titled "Risk Factors" (Part II, Item 1A of this Form 10-Q).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DowDuPont Inc.
Consolidated Statements of Income

	Three Months Ended
In millions, except per share amounts (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net sales	$19,649	$21,510
Cost of sales	14,726	16,315
Research and development expenses	717	768
Selling, general and administrative expenses	1,672	1,714
Amortization of intangibles	474	474
Restructuring and asset related charges - net	287	262
Integration and separation costs	813	457
Equity in earnings of nonconsolidated affiliates	26	257
Sundry income (expense) - net	248	115
Interest expense and amortization of debt discount	454	350
Income from continuing operations before income taxes	780	1,542
Provision for income taxes on continuing operations	209	389
Income from continuing operations, net of tax	571	1,153
Loss from discontinued operations, net of tax	—	(5)
Net income	571	1,148
Net income attributable to noncontrolling interests	51	44
Net income available for DowDuPont Inc. common stockholders	$520	$1,104

Per common share data:
Earnings per common share from continuing operations - basic	$0.23	$0.47
Loss per common share from discontinued operations - basic	—	—
Earnings per common share - basic	$0.23	$0.47
Earnings per common share from continuing operations - diluted	$0.23	$0.47
Loss per common share from discontinued operations - diluted	—	—
Earnings per common share - diluted	$0.23	$0.47

Weighted-average common shares outstanding - basic	2,250.1	2,317.0
Weighted-average common shares outstanding - diluted	2,259.2	2,334.3

Depreciation	$957	$953
Capital expenditures	$1,139	$776
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Net income	$571	$1,148
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	67	(25)
Cumulative translation adjustments	(97)	1,333
Pension and other postretirement benefit plans	135	130
Derivative instruments	(75)	17
Total other comprehensive income	30	1,455
Comprehensive income	601	2,603
Comprehensive income attributable to noncontrolling interests, net of tax	57	38
Comprehensive income attributable to DowDuPont Inc.	$544	$2,565
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Balance Sheets

In millions, except share and per share amounts (Unaudited)	Mar 31, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents (variable interest entities restricted - 2019: $109; 2018: $82)	$11,543	$13,482
Marketable securities	119	134
Accounts and notes receivable:
Trade (net of allowance for doubtful receivables - 2019: $204; 2018: $191)	13,963	12,376
Other	4,783	4,963
Inventories	16,604	16,621
Other current assets	2,236	2,027
Total current assets	49,248	49,603
Investments
Investment in nonconsolidated affiliates	4,687	5,204
Other investments (investments carried at fair value - 2019: $1,797; 2018: $1,699)	2,791	2,701
Noncurrent receivables	415	477
Total investments	7,893	8,382
Property
Property	75,958	75,343
Less accumulated depreciation	40,383	39,495
Net property (variable interest entities restricted - 2019: $718; 2018: $734)	35,575	35,848
Other Assets
Goodwill	58,948	59,032
Other intangible assets (net of accumulated amortization - 2019: $7,865; 2018: $7,414)	30,467	30,965
Deferred income tax assets	1,853	1,724
Deferred charges and other assets	5,801	2,476
Total other assets	97,069	94,197
Total Assets	$189,785	$188,030
Liabilities and Equity
Current Liabilities
Notes payable	$2,995	$2,165
Long-term debt due within one year	4,009	637
Accounts payable:
Trade	8,333	9,457
Other	3,735	3,656
Income taxes payable	836	857
Accrued and other current liabilities	8,672	7,943
Total current liabilities	28,580	24,715
Long-Term Debt (variable interest entities nonrecourse - 2019: $43; 2018: $75)	34,966	37,662
Other Noncurrent Liabilities
Deferred income tax liabilities	5,229	5,435
Pension and other postretirement benefits - noncurrent	15,626	15,909
Asbestos-related liabilities - noncurrent	1,133	1,142
Other noncurrent obligations	10,153	6,988
Total other noncurrent liabilities	32,141	29,474
Stockholders' Equity
Common stock (authorized 5,000,000,000 shares of $0.01 par value each; issued 2019: 2,358,630,709 shares; 2018: 2,352,430,301 shares)	24	24
Additional paid-in capital	82,125	81,960
Retained earnings	29,764	30,536
Accumulated other comprehensive loss	(12,364)	(12,394)
Unearned ESOP shares	(105)	(134)
Treasury stock at cost (2019: 112,316,990 shares; 2018: 83,452,554 shares)	(7,000)	(5,421)
DowDuPont's stockholders' equity	92,444	94,571
Noncontrolling interests	1,654	1,608
Total equity	94,098	96,179
Total Liabilities and Equity	$189,785	$188,030
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
In millions (Unaudited)	Mar 31, 2019	Mar 31, 2018
Operating Activities
Net income	$571	$1,148
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,519	1,484
Credit for deferred income tax	(342)	(33)
Earnings of nonconsolidated affiliates less than dividends received	767	374
Net periodic pension benefit cost (credit)	(8)	31
Pension contributions	(153)	(378)
Net gain on sales of assets, businesses and investments	(43)	(35)
Restructuring and asset related charges - net	287	262
Amortization of Merger-related inventory step-up	205	703
Other net loss	94	269
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(1,643)	(3,143)
Inventories	(194)	(1,170)
Accounts payable	(732)	405
Other assets and liabilities, net	(302)	(2,054)
Cash provided by (used for) operating activities	26	(2,137)
Investing Activities
Capital expenditures	(1,139)	(776)
Investment in gas field developments	(25)	(28)
Proceeds from sales of property and businesses, net of cash divested	125	33
Proceeds from sale of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(189)	(758)
Proceeds from sales and maturities of investments	212	1,376
Proceeds from interests in trade accounts receivable conduits	—	445
Other investing activities, net	(5)	(2)
Cash provided by (used for) investing activities	(1,000)	290
Financing Activities
Changes in short-term notes payable	798	196
Proceeds from issuance of long-term debt	1,000	253
Payments on long-term debt	(363)	(85)
Purchases of treasury stock	(1,579)	(1,000)
Proceeds from issuance of company stock	63	108
Transaction financing, debt issuance and other costs	(13)	—
Employee taxes paid for share-based payment arrangements	(76)	(103)
Distributions to noncontrolling interests	(11)	(27)
Dividends paid to stockholders	(851)	(880)
Other financing activities, net	—	(5)
Cash used for financing activities	(1,032)	(1,543)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	208
Summary
Decrease in cash, cash equivalents and restricted cash	(1,956)	(3,182)
Cash, cash equivalents and restricted cash at beginning of period	14,022	14,015
Cash, cash equivalents and restricted cash at end of period	$12,066	$10,833
Less: Restricted cash and cash equivalents, included in "Other current assets"	523	552
Cash and cash equivalents at end of period	$11,543	$10,281
See Notes to the Consolidated Financial Statements.

DowDuPont Inc.
Consolidated Statements of Equity

In millions, except per share amounts (Unaudited)	Common Stock	Add'l Paid in Capital	Retained Earnings	Accum Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2018
Balance at Dec 31, 2017	$23	$81,257	$29,211	$(8,972)	$(189)	$(1,000)	$1,597	$101,927
Adoption of accounting standards	—	—	(61)	20	—	—	—	(41)
Net income available for DowDuPont Inc. common stockholders	—	—	1,104	—	—	—	—	1,104
Other comprehensive income	—	—	—	1,455	—	—	—	1,455
Dividends ($0.38 per common share)	—	—	(880)	—	—	—	—	(880)
Common stock issued/sold	—	108	—	—	—	—	—	108
Stock-based compensation and allocation of ESOP shares	—	153	—	—	39	—	—	192
Impact of noncontrolling interests	—	—	—	—	—	—	67	67
Treasury stock purchases	—	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	(8)	—	—	—	—	(8)
Balance at Mar 31, 2018	$23	$81,518	$29,366	$(7,497)	$(150)	$(2,000)	$1,664	$102,924
2019
Balance at Dec 31, 2018	$24	$81,960	$30,536	$(12,394)	$(134)	$(5,421)	$1,608	$96,179
Adoption of accounting standards (Notes 2, 10 and 15)	—	—	(111)	—	—	—	—	(111)
Net income available for DowDuPont Inc. common stockholders	—	—	520	—	—	—	—	520
Other comprehensive income	—	—	—	30	—	—	—	30
Dividends ($0.52 per common share)	—	—	(1,176)	—	—	—	—	(1,176)
Common stock issued/sold	—	63	—	—	—	—	—	63
Stock-based compensation and allocation of ESOP shares	—	102	—	—	29	—	—	131
Impact of noncontrolling interests	—	—	—	—	—	—	46	46
Treasury stock purchases	—	—	—	—	—	(1,579)	—	(1,579)
Other	—	—	(5)	—	—	—	—	(5)
Balance at Mar 31, 2019	$24	$82,125	$29,764	$(12,364)	$(105)	$(7,000)	$1,654	$94,098
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim consolidated financial statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Basis of Presentation
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical DuPont") each merged with subsidiaries of DowDuPont and, as a result, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Historical Dow was determined to be the accounting acquirer in the Merger.

Except as otherwise indicated by the context, the term "Historical Dow" includes Historical Dow and its consolidated subsidiaries, "Historical DuPont" includes Historical DuPont and its consolidated subsidiaries, "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Historical Dow, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of Historical Dow.

Significant Accounting Policies
The Company updated its accounting policy for leases since the issuance of its Annual Report on Form 10-K for the year ended December 31, 2018 as a result of the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" in the first quarter of 2019. See Notes 2 and 15 for additional information. See Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for more information on DowDuPont's other significant accounting policies.

Leases
The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the consolidated balance sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the consolidated balance sheets. Finance lease ROU assets are included in "Property" and the corresponding lease liabilities are included in "Long-term debt due within one year" and "Long-term debt" on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor's implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the consolidated statements of income, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)," and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements will depend on its classification as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from legacy U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance, "Revenue from Contracts with Customers (Topic 606)," issued in 2014.

The Company adopted the new standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The Company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 "Leases". In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and accounts for nonlease and lease components in a contract as a single component for all asset classes. The following table summarizes the impact of adoption to the consolidated balance sheet:

Summary of Changes to the Consolidated Balance Sheet	As Reported Dec 31, 2018	Effect of Adoption of ASU 2016-02	Updated Jan 1, 2019
In millions
Assets
Net property	$35,848	$9	$35,857
Deferred income tax assets	$1,724	$(24)	$1,700
Deferred charges and other assets	$2,476	$3,386	$5,862
Total other assets	$94,197	$3,362	$97,559
Total Assets	$188,030	$3,371	$191,401
Liabilities
Long-term debt due within one year	$637	$1	$638
Accrued and other current liabilities	$7,943	$721	$8,664
Total current liabilities	$24,715	$722	$25,437
Long-Term Debt	$37,662	$8	$37,670
Other noncurrent obligations	$6,988	$2,569	$9,557
Total other noncurrent liabilities	$29,474	$2,569	$32,043
Stockholders' Equity
Retained earnings [1]	$30,536	$72	$30,608
DowDuPont's stockholders' equity	$94,571	$72	$94,643
Total equity	$96,179	$72	$96,251
Total Liabilities and Equity	$188,030	$3,371	$191,401
1. The net impact to retained earnings was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction.

The adoption of the new guidance did not have a material impact on the Company's consolidated statement of income and had no impact on the consolidation statement of cash flows.

Accounting Guidance Issued But Not Adopted at March 31, 2019
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

NOTE 3 - INTENDED BUSINESS SEPARATIONS
As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, DowDuPont previously announced its intent to separate into three independent publicly traded companies - one for each of its agriculture, materials science and specialty products businesses (the “Intended Business Separations” and the transactions to accomplish the Intended Business Separations, the “separations”). DowDuPont formed two wholly owned subsidiaries: Dow Inc. ("Dow", formerly known as Dow Holdings Inc.), to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business. Following the separations, DowDuPont will continue to hold the specialty products business and operate as "DuPont".

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the distribution of Dow. DowDuPont expects to complete the intended separation of Corteva on June 1, 2019. See Note 24 for additional information.

Integration and Separation Costs
The Company incurred "Integration and separation costs," of $813 million and $457 million for the three months ended March 31, 2019 and 2018, respectively, recorded in the consolidated statements of income. These costs primarily consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-merger integration and separation, and the ownership restructure of Dow Silicones. Integration and separation costs related to post-Merger integration and Intended Business Separation activities are expected to continue to be significant throughout 2019.

NOTE 4 - REVENUE
Revenue Recognition
The majority of the Company's revenue is derived from product sales. In the three months ended March 31, 2019, 98 percent of the Company's sales related to product sales (98 percent in the three months ended March 31, 2018) with the remaining balance primarily related to licensing of patents and technologies and Historical Dow's insurance operations. Product sales consist of sales of the Company's products to manufacturers, distributors and farmers and considers order confirmations or purchase orders, which in some cases are governed by master supply agreements, to be contracts with a customer. The Company enters into licensing arrangements in which it licenses certain rights of its patents and technology to customers. Revenue from the Company's licenses for patents and technology is derived from sales-based royalties and licensing arrangements based on billing schedules established in each contract.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. At March 31, 2019, the Company had remaining performance obligations related to material rights granted to customers for contract renewal options of $100 million ($102 million at December 31, 2018) and unfulfilled performance obligations for the licensing of technology of $519 million ($407 million at December 31, 2018). The Company expects revenue to be recognized for the remaining performance obligations over the next one to six years.

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

Net Trade Sales by Segment and Business or Major Product Line [1]	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Crop Protection	$1,425	$1,495
Seed	1,972	2,313
Agriculture	$3,397	$3,808
Coatings & Performance Monomers	$890	$941
Consumer Solutions	1,365	1,363
Performance Materials & Coatings	$2,255	$2,304
Industrial Solutions	$1,103	$1,155
Polyurethanes & CAV	2,296	2,556
Other	3	4
Industrial Intermediates & Infrastructure	$3,402	$3,715
Hydrocarbons & Energy	$1,380	$1,800
Packaging and Specialty Plastics	3,730	4,210
Packaging & Specialty Plastics	$5,110	$6,010
Advanced Printing	$119	$122
Display Technologies	84	60
Interconnect Solutions	238	281
Photovoltaic & Advanced Materials	254	289
Semiconductor Technologies	383	401
Electronics & Imaging	$1,078	$1,153
Industrial Biosciences	$494	$541
Nutrition & Health	1,165	1,179
Nutrition & Biosciences	$1,659	$1,720
Engineering Polymers	$663	$668
Performance Resins	308	351
Performance Solutions	384	406
Transportation & Advanced Polymers	$1,355	$1,425
Aramids	$424	$393
Construction	327	385
TYVEK® Enterprise	310	292
Water Solutions	261	229
Safety & Construction	$1,322	$1,299
Corporate	$71	$76
Total	$19,649	$21,510

1.
Beginning in the third quarter of 2018, DowDuPont realigned certain global businesses and product lines in preparation for the Intended Business Separations. These changes have been retrospectively reflected in the results presented.

Net Trade Sales by Geographic Region	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
U.S. & Canada	$7,014	$7,909
EMEA [1]	6,269	6,919
Asia Pacific	4,639	4,790
Latin America	1,727	1,892
Total	$19,649	$21,510

1.	Europe, Middle East and Africa.

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

Revenue recognized in the first three months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $525 million (approximately $640 million in the first three months of 2018). The increase in contract liabilities from December 31, 2018 to March 31, 2019 was primarily due to advanced payments received from customers for product supply agreements related to Agriculture and one customer related to Packaging & Specialty Plastics, partially offset by Agriculture seed deliveries to customers for the North America growing season, which were delayed due to weather conditions. In the first three months of 2019, the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant (insignificant in the first three months of 2018). The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	Mar 31, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - Trade	$13,963	$12,376
Contract assets - current [1]	$62	$85
Contract assets - noncurrent [2]	$47	$47
Contract liabilities - current [3]	$2,266	$2,092
Contract liabilities - noncurrent [4]	$1,767	$1,420

1.	Included in "Other current assets" in the consolidated balance sheets.

2.	Included in "Deferred charges and other assets" in the consolidated balance sheets.

3.	Included in "Accrued and other current liabilities" in the consolidated balance sheets.

4.	Included in "Other noncurrent obligations" in the consolidated balance sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $287 million for the three months ended March 31, 2019 ($262 million for the three months ended March 31, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the consolidated statements of income and consist primarily of the following:

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), which was designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. The Company expects to record total pretax restructuring charges of approximately $2,200 million of which the Company recorded pretax restructuring charges of $2,027 million inception-to-date, consisting of severance and related benefit costs of $1,045 million, asset write-downs and write-offs of $695 million and costs associated with exit and disposal activities of $287 million.

For the three months ended March 31, 2019, the Company recorded pretax restructuring charges of $280 million of which $279 million was recorded in "Restructuring and asset related charges - net" and $1 million was recorded in "Equity in earnings of nonconsolidated affiliates" in the consolidated statements of income. The charge for the three months ended March 31, 2019 consisted of severance and related benefit costs of $112 million, asset write-downs and write-offs of $116 million, and costs associated with exit and disposal activities of $52 million. For the three months ended March 31, 2018, the Company recorded pretax restructuring charges of $260 million in "Restructuring and asset related charges - net." The charge for the three months ended March 31, 2018 consisted of severance and related benefit costs of $172 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $40 million. The Company expects to substantially complete the Synergy Program by the end of 2019.

The following table summarizes the activities related to the Synergy Program. At March 31, 2019, $464 million was included in "Accrued and other current liabilities" ($490 million at December 31, 2018) and $99 million was included in "Other noncurrent obligations" ($84 million at December 31, 2018) in the consolidated balance sheets.

Synergy Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Costs Associated with Exit and Disposal Activities	Total
In millions
Reserve balance at Dec 31, 2018	$491	$—	$83	$574
2019 restructuring charges	112	116	52	280
Charges against the reserve	—	(115)	—	(115)
Cash payments	(140)	—	(36)	(176)
Reserve balance at Mar 31, 2019	$463	$1	$99	$563

Restructuring charges recorded for severance and related benefit costs were related to Corporate. The Company recorded $116 million of restructuring charges for asset write-downs and write-offs for the three months ended March 31, 2019, related to Nutrition & Biosciences ($10 million), Agriculture ($28 million), Safety & Construction ($2 million) Transportation & Advanced Polymers ($1 million), Packaging & Specialty Plastics ($1 million) and Corporate ($74 million). The asset write-downs and write-offs primarily related to the impairment of leased, non-manufacturing facilities and the write down of inventory.

The Company recorded restructuring charges of $52 million for costs associated with exit and disposal activities for the three months ended March 31, 2019, related to Agriculture ($19 million), Nutrition & Biosciences ($18 million) and Corporate ($15 million).

The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs which will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the Agriculture segment in preparation for the Intended Business Separations ("Agriculture Division Program"). As a result of these actions, the Company expects to record total pretax charges of approximately $96 million, comprised of $83 million of severance and related benefit costs, $11 million of asset write-downs and write-offs and $2 million of costs associated with exit and disposal activities.

For the three months ended March 31, 2019, DowDuPont recorded a net pretax restructuring benefit of $1 million, consisting of a favorable adjustment of $4 million to the severance and related benefit costs reserve and asset write-downs and write-offs of $3 million. The impact of these items are shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The Company expects actions related to the Agriculture Division Program to be substantially complete by mid 2019.

The Company recorded pretax restructuring charges of $83 million inception-to-date under the Agriculture Division Program, consisting of severance and related benefit costs of $74 million and asset write-downs and write-offs of $9 million.

The following table summarizes the activities related to the Agriculture Division Program. At March 31, 2019, $58 million ($77 million at December 31, 2018) was included in "Accrued and other current liabilities" in the consolidated balance sheets.

Agriculture Division Program	Severance and Related Benefit Costs	Asset Write-downs and Write-offs	Total
(In millions)
Reserve balance at Dec 31, 2018	$77	$—	$77
2019 restructuring charges and adjustments [1]	(4)	3	(1)
Charges against the reserve	—	(3)	(3)
Cash payments	(15)	—	(15)
Reserve balance at Mar 31, 2019	$58	$—	$58
1. Included in "Restructuring and asset related charges - net" in the consolidated statements of income.

Restructuring adjustments recorded for severance and related benefit costs and charges recorded for asset write-downs and write‑offs were related to Corporate and Agriculture, respectively.

NOTE 6 - SUPPLEMENTARY INFORMATION
The Company uses "Sundry income (expense) – net" to record a variety of income and expense items such as foreign currency exchange gains and losses, interest income, dividends from investments, gains and losses on sales of investments and other assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. For the three months ended March 31, 2019, "Sundry income (expense) - net" was income of $248 million (income of $115 million for the three months ended March 31, 2018).

The following table provides the most significant transactions recorded in "Sundry income (expense) - net" for the three months ended March 31, 2019 and 2018:

Sundry Income (Expense) - Net	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Non-operating pension and other postretirement benefit plan net credit	$108	$110
Interest income	$75	$55
Gains on sales of other assets and investments, net [1]	$50	$34
Foreign exchange losses, net [2]	$(11)	$(148)

1.
Includes a $51 million gain related to a sale of assets by Historical DuPont and $24 million loss related to Historical Dow's sale of a joint venture in the first quarter of 2019. Includes a $20 million gain in the first quarter of 2018 related to Historical Dow's sale of its equity interest in MEGlobal.

2.	Includes a $50 million foreign exchange loss in the first quarter of 2018 related to adjustments to Historical DuPont's foreign currency exchange contracts as a result of U.S. tax reform.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, insurance contracts, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. At March 31, 2019, the Company had restricted cash of $523 million ($540 million at December 31, 2018), included in "Other current assets" in the consolidated balance sheets.

Historical DuPont entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical DuPont to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. At March 31, 2019, $480 million of the restricted cash balance was related to the Trust ($500 million at December 31, 2018).

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

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. In the first quarter of 2018, the Company recorded a charge of $17 million to “Provision for income taxes on continuing operations" in the consolidated statements of income to adjust the provisional amount related to the remeasurement of the Company's deferred tax balance.

•
In the first quarter of 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

During the first and second quarters of 2019, in connection with the Intended Business Separations, the Company has and expects to continue repatriating certain funds from its foreign subsidiaries that are not needed to finance local operations or separation activities. During the three months ended March 31, 2019, the Company recorded a tax charge of $13 million associated with these repatriation activities to "Provision for income taxes on continuing operations." Beyond these expected repatriations, the Company is still asserting indefinite reinvestment related to certain investments in foreign subsidiaries.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2019 and 2018:

Net Income for Earnings Per Share Calculations - Basic	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Income from continuing operations, net of tax	$571	$1,153
Net income attributable to noncontrolling interests	(51)	(44)
Net income attributable to participating securities [1]	(1)	(6)
Income from continuing operations attributable to common stockholders	$519	$1,103
Loss from discontinued operations, net of tax	—	(5)
Net income attributable to common stockholders	$519	$1,098

Earnings Per Share Calculations - Basic	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Dollars per share
Income from continuing operations attributable to common stockholders	$0.23	$0.47
Loss from discontinued operations, net of tax	—	—
Net income attributable to common stockholders	$0.23	$0.47

Net Income for Earnings Per Share Calculations - Diluted	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
In millions
Income from continuing operations, net of tax	$571	$1,153
Net income attributable to noncontrolling interests	(51)	(44)
Net income attributable to participating securities [1]	(1)	(6)
Income from continuing operations attributable to common stockholders	$519	$1,103
Loss from discontinued operations, net of tax	—	(5)
Net income attributable to common stockholders	$519	$1,098

Earnings Per Share Calculations - Diluted	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Dollars per share
Income from continuing operations attributable to common stockholders	$0.23	$0.47
Loss from discontinued operations, net of tax	—	—
Net income attributable to common stockholders	$0.23	$0.47

Share Count Information	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Shares in millions
Weighted-average common shares - basic	2,250.1	2,317.0
Plus dilutive effect of equity compensation plans	9.1	17.3
Weighted-average common shares - diluted	2,259.2	2,334.3
Stock options and restricted stock units excluded from EPS calculations [2]	19.2	5.3

1.	Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.

2.
These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES
The following table provides a breakdown of inventories:

Inventories	Mar 31, 2019	Dec 31, 2018
In millions
Finished goods	$10,060	$9,814
Work in process	3,561	3,969
Raw materials	1,461	1,419
Supplies	1,276	1,321
Total	$16,358	$16,523
Adjustment of inventories to a LIFO basis	246	98
Total inventories	$16,604	$16,621

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the consolidated balance sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$4,687	$5,204
Accrued and other current liabilities	(81)	(81)
Other noncurrent obligations	(870)	(495)
Net investment in nonconsolidated affiliates	$3,736	$4,628

HSC Group
The carrying value of the Company's investments in the HSC Group, which includes Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC, was adjusted as a result of the HSC Group's adoption of Topic 606. The resulting impact to the Company's investments in the HSC Group was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "Retained earnings" of $183 million in the consolidated balance sheet at January 1, 2019. The following table reflects the carrying value of the HSC Group investments at March 31, 2019 and December 31, 2018:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	Mar 31, 2019	Dec 31, 2018
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(658)	$(495)
DC HSC Holdings LLC	Investment in nonconsolidated affiliates	$485	$535

EQUATE
In the first quarter of 2019, EQUATE Petrochemical Company K.S.C.C. ("EQUATE") paid a dividend of $440 million, reflected in "Earnings of nonconsolidated affiliates less than dividends received" in the consolidated statements of cash flows. As a result, the Company had a negative investment balance in EQUATE of $212 million at March 31, 2019, classified as "Other noncurrent obligations" in the consolidated balance sheets. At December 31, 2018, the Company had an investment balance in EQUATE of $131 million, classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects the carrying amounts of goodwill by reportable segment:

Goodwill	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Total
In millions
Net goodwill at Dec 31, 2018	$14,689	$3,650	$1,096	$5,101	$8,188	$12,643	$6,967	$6,698	$59,032
Foreign currency impact	11	(20)	(2)	(7)	(3)	(29)	(15)	(19)	(84)
Net goodwill at Mar 31, 2019	$14,700	$3,630	$1,094	$5,094	$8,185	$12,614	$6,952	$6,679	$58,948

Other Intangible Assets
The following table provides information regarding the Company's other intangible assets:

Other Intangible Assets	Mar 31, 2019			Dec 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology [1]	$8,179	$(2,731)	$5,448	$7,761	$(2,562)	$5,199
Software	1,539	(900)	639	1,529	(876)	653
Trademarks/tradenames	1,763	(773)	990	1,772	(745)	1,027
Customer-related	14,208	(3,095)	11,113	14,236	(2,895)	11,341
Microbial cell factories	384	(26)	358	386	(22)	364
Favorable supply contracts	493	(136)	357	475	(111)	364
Other [2]	612	(204)	408	620	(203)	417
Total other intangible assets with finite lives	$27,178	$(7,865)	$19,313	$26,779	$(7,414)	$19,365
Intangible assets with indefinite lives:
IPR&D [1]	149	—	149	594	—	594
Germplasm [3]	6,265	—	6,265	6,265	—	6,265
Trademarks/tradenames	4,740	—	4,740	4,741	—	4,741
Total other intangible assets	$38,332	$(7,865)	$30,467	$38,379	$(7,414)	$30,965

1.
During the first quarter of 2019, Historical DuPont announced an expanded launch of its Qrome® corn hybrids following the receipt of regulatory approval from China. As a result, Historical DuPont reclassified the amounts from indefinite-lived IPR&D to developed technology.

2.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

3.
Germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual or other factors which limit its useful life.

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Other intangible assets, excluding software	$474	$474
Software, included in "Cost of sales"	$25	$23

Total estimated amortization expense for 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2019	$2,008
2020	$1,893
2021	$1,851
2022	$1,760
2023	$1,612
2024	$1,500

NOTE 12 - TRANSFERS OF FINANCIAL ASSETS
Historical Dow sold trade accounts receivable of select North American entities and qualifying trade accounts receivable of select European entities on a revolving basis to certain multi-seller commercial paper conduit entities ("conduits"). The proceeds received were comprised of cash and interests in specified assets of the conduits (the receivables sold by Historical Dow) that entitled Historical Dow to the residual cash flows of such specified assets in the conduits after the commercial paper was repaid. Neither the conduits nor the investors in those entities had recourse to other assets of Historical Dow in the event of nonpayment by the debtors.

In the fourth quarter of 2017, the Company suspended further sales of trade accounts receivable through these facilities and began reducing outstanding balances through collections of trade accounts receivable previously sold to such conduits. In September and October 2018, the North American and European facilities, respectively, were amended and the terms of the agreements changed from off-balance sheet arrangements to secured borrowing arrangements. See Note 13 for additional information on the secured borrowing arrangements.

The following represents the cash flows between Historical Dow and the conduits:

Cash Proceeds	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018

Interests in conduits [1]	$—	$445

1.	Presented in "Investing Activities" in the consolidated statements of cash flows.

NOTE 13 - NOTES PAYABLE, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
A summary of Historical Dow's and Historical DuPont's notes payable, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

2019 Activity
In the first three months of 2019, Historical Dow redeemed an aggregate principal amount of $72 million of International Notes at maturity.

In March 2019, Historical DuPont fully repaid $262 million of 5.75 percent coupon bonds at maturity.

DowDuPont Notes
In contemplation of the separations and distributions and in preparation to achieve the intended credit profiles of Corteva, Dow and DuPont, in the fourth quarter of 2018, DowDuPont consummated a public underwritten offer of eight series of senior unsecured notes (the "DowDuPont Notes") in an aggregate principal amount of $12.7 billion. The DowDuPont Notes are a senior unsecured obligation of the Company and will rank equally with the Company's future senior unsecured debt outstanding from time to time. On November 1, 2018, the Company announced a $3.0 billion share buyback program, which expired on March 31, 2019. In the first quarter of 2019, proceeds from the DowDuPont Notes were used to purchase $1.6 billion of shares. As a result, the share buyback program was complete at March 31, 2019.

Historical Dow Committed Credit Facilities
On March 9, 2019, Historical Dow renewed a $100 million Bilateral Revolving Credit Facility agreement, which has a maturity date in March 2020 and provides for interest at floating rates, as defined in the agreement.

Historical Dow Term Loan Facility
In connection with the ownership restructure of Dow Silicones on May 31, 2016, Dow Silicones incurred $4.5 billion of indebtedness under a certain third party credit agreement ("Historical Dow Term Loan Facility"). Historical Dow subsequently guaranteed the obligations of Dow Silicones under the Historical Dow Term Loan Facility and, as a result, the covenants and events of default applicable to the Historical Dow Term Loan Facility are substantially similar to the covenants and events of default set forth in Historical Dow's Five Year Competitive Advance and Revolving Credit Facility. In the second quarter of 2018, Dow Silicones exercised the 19 month extension option making amounts borrowed under the Historical Dow Term Loan Facility repayable on December 30, 2019. In addition, Dow Silicones amended the Historical Dow Term Loan Facility to include an additional two-year extension option, at Dow Silicones' election, upon satisfaction of certain customary conditions precedent. On April 5, 2019, Dow Silicones voluntarily repaid $2.0 billion of principal, which was classified as "Long-term debt due within one year" in the consolidated balance sheets at March 31, 2019. Dow Silicones also intends to exercise the two-year extension option on the remaining principal balance of $2.5 billion.

Historical DuPont Term Loan and Revolving Credit Facilities
In March 2016, Historical DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Historical DuPont Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Historical DuPont Term Loan Facility were used for Historical DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. At March 31, 2019, Historical DuPont had made six term loan borrowings in an aggregate principal amount of $3.0 billion and had unused commitments of $1.5 billion under the Historical DuPont Term Loan Facility. See Note 24 for further discussion on the repayment of the Historical DuPont Term Loan Facility in May 2019.

Historical DuPont Repurchase Facility
In February 2019, Historical DuPont entered into a new committed receivable repurchase facility of up to $1,300 million (the "2019 Repurchase Facility") which expires in December 2019. Under the 2019 Repurchase Facility, Historical DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. The 2019 Repurchase Facility is considered a secured borrowing with the customer notes receivable inclusive of those that are sold and repurchased, equal to 105 percent of the outstanding amounts borrowed utilized as collateral. Borrowings under the 2019 Repurchase Facility have an interest rate of LIBOR plus 0.75 percent.

At March 31, 2019, $20 million of notes receivable, recorded in "Accounts and notes receivable - Trade," were pledged as collateral against outstanding borrowings under the 2019 Repurchase Facility of $19 million, recorded in "Notes payable" in the consolidated balance sheets.

Debt Covenants and Default Provisions
There were no material changes to the debt covenants and default provisions related to DowDuPont's, Historical Dow's and Historical DuPont's outstanding Notes, long-term debt and primary, private credit agreements for the three months ended March 31, 2019.

See Note 24 for details of actions taken to achieve credit profiles of DuPont, Corteva and Dow.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Asbestos-Related Matters of Union Carbide Corporation
A summary of Asbestos-Related Matters of Union Carbide Corporation can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on the December 2018 Ankura review, and Union Carbide's own review of the data, Union Carbide's total asbestos-related liability through the terminal year of 2049, including asbestos-related defense and processing costs, was $1,260 million at December 31, 2018, and included in “Accrued and other current liabilities” and “Asbestos-related liabilities - noncurrent” in the consolidated balance sheets.

Each quarter, Union Carbide reviews claims filed, settled and dismissed, as well as average settlement and resolution costs by disease category. Union Carbide also considers additional quantitative and qualitative factors such as the nature of pending claims, trial experience of Union Carbide and other asbestos defendants, current spending for defense and processing costs, significant appellate rulings and legislative developments, trends in the tort system, and their respective effects on expected future resolution costs. Union Carbide's management considers all these factors in conjunction with the most recent Ankura study and determines whether a change in the estimate is warranted. Based on Union Carbide's review of 2019 activity, it was determined that no adjustment to the accrual was required at March 31, 2019.

Union Carbide's asbestos related liability for pending and future claims and defense and processing costs was $1,243 million at March 31, 2019. Approximately 17 percent of the recorded liability related to pending claims and approximately 83 percent related to future claims.

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

Dow Silicones Chapter 11 Related Matters
A summary of the Dow Silicones Chapter 11 Related Matters can be found in Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Introduction
In 1995, Dow Silicones, then a 50:50 joint venture between Historical Dow and Corning Incorporated ("Corning"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code in order to resolve Dow Silicones' breast implant liabilities and related matters (the “Chapter 11 Proceeding”). Dow Silicones emerged from the Chapter 11 Proceeding on June 1, 2004 (the “Effective Date”) and is implementing the Joint Plan of Reorganization (the “Plan”). The Plan provides funding for the resolution of breast implant and other product liability litigation covered by the Chapter 11 Proceeding and provides a process for the satisfaction of commercial creditor claims in the Chapter 11 Proceeding. As of June 1, 2016, Dow Silicones is a wholly owned subsidiary of Historical Dow.

Breast Implant and Other Product Liability Claims
Under the Plan, a product liability settlement program administered by an independent claims office (the “Settlement Facility”) was created to resolve breast implant and other product liability claims. Product liability claimants rejecting the settlement program in favor of pursuing litigation must bring suit against a litigation facility (the “Litigation Facility”). Dow Silicones has an obligation to fund the Settlement Facility and the Litigation Facility over a 16-year period, commencing at the Effective Date. At March 31, 2019, Dow Silicones and its insurers have made life-to-date payments of $1,762 million to the Settlement Facility and the Settlement Facility reported an unexpended balance of $110 million.

Dow Silicones' liability for breast implant and other product liability claims ("Implant Liability") was $263 million at March 31, 2019 and December 31, 2018, of which $157 million at March 31, 2019 ($111 million at December 31, 2018) was included in "Accrued and other current liabilities" and $106 million at March 31, 2019 ($152 million at December 31, 2018) was included in "Other noncurrent obligations" in the consolidated balance sheets. Dow Silicones is not aware of circumstances that would change the factors used in estimating the Implant Liability and believes the recorded liability reflects the best estimate of the remaining funding obligations under the Plan; however, the estimate relies upon a number of significant assumptions, including: future claim filing levels in the Settlement Facility will be similar to those in a prior settlement program, which management uses to estimate future claim filing levels for the Settlement Facility; future acceptance rates, disease mix, and payment values will be materially consistent with historical experience; no material negative outcomes in future controversies or disputes over Plan interpretation will occur; and the Plan will not be modified. If actual outcomes related to any of these assumptions prove to be materially different, the future liability to fund the Plan may be materially different than the amount estimated. If Dow Silicones was ultimately required to fund the full liability up to the maximum capped value, the liability would be $2,148 million at March 31, 2019.

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

On May 10, 2017, the U.S. District Court for the Eastern District of Michigan entered a stipulated order resolving pending discovery motions and established a discovery schedule for the Commercial Creditors matter. As a result, Dow Silicones and its third party consultants conducted further analysis of the Commercial Creditors claims and defenses. This analysis indicated the estimated remaining liability to Commercial Creditors to be within a range of $77 million to $260 million. No single amount within the range appeared to be a better estimate than any other amount within the range. Therefore, Dow Silicones recorded the minimum liability within the range. At March 31, 2019, the liability related to Dow Silicones' potential obligation to its Commercial Creditors in the Chapter 11 Proceeding was $83 million and is included in "Accrued and other current liabilities" in the consolidated balance sheets ($82 million at December 31, 2018). The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the District Court.

Indemnifications
In connection with the June 1, 2016 ownership restructure of Dow Silicones, Historical Dow is indemnified by Corning for 50 percent of future losses associated with certain pre-closing liabilities, including the Implant Liability and Commercial Creditors matters described above, subject to certain conditions and limits. The maximum amount of indemnified losses which may be recovered are subject to a cap that declines over time. Indemnification assets were insignificant at March 31, 2019 (zero at December 31, 2018).

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

Separation of Historical DuPont's Performance Chemicals Segment
On July 1, 2015, Historical DuPont completed the separation of its Performance Chemicals segment through the spin-off of all of the issued and outstanding stock of The Chemours Company (the "Chemours Separation"). In connection with the Chemours Separation, Historical DuPont and The Chemours Company (“Chemours”) entered into a Separation agreement (as amended, the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement, Chemours indemnifies Historical DuPont against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the Chemours Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. In connection with the recognition of liabilities related to these matters, Historical DuPont records an indemnification asset when recovery is deemed probable. At March 31, 2019, the indemnification assets were $84 million included in "Accounts and notes receivable - Other" and $289 million included in "Noncurrent receivables" along with the corresponding liabilities of $84 million recorded in "Accrued and other current liabilities" and $289 million included in "Other noncurrent obligations" in the consolidated balance sheets.

PFOA Liabilities
Historical DuPont is a party to legal proceedings relating to the use of PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by its former Performance Chemicals segment. While it is reasonably possible that Historical DuPont could incur liabilities related to PFOA, any such liabilities are not expected to be material. Pursuant to the Chemours Separation Agreement discussed above, Historical DuPont is indemnified by Chemours for the PFOA matters discussed below and has recorded a total liability of $22 million and a total indemnification asset of $22 million at March 31, 2019, primarily related to testing drinking water in and around certain Historical DuPont sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory level established from time to time by the EPA.

Leach Settlement and MDL Settlement
Historical DuPont has residual liabilities under its 2004 settlement of a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from Historical DuPont’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. The settlement class has about 80,000 members. In addition to relief that was provided to class members years ago, the settlement requires Historical DuPont to continue providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members. At March 31, 2019, approximately $2 million had been disbursed from the account since its establishment in 2012 and the remaining balance is approximately $1 million.

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

Post-MDL Settlement PFOA Personal Injury Claims
The MDL settlement did not resolve claims of plaintiffs who did not have claims in the MDL or whose claims are based on diseases first diagnosed after February 11, 2017. At March 31, 2019, about 57 lawsuits were pending alleging personal injury, including kidney and testicular cancer, thyroid disease and ulcerative colitis, from exposure to PFOA through air or water, only three of which are not part of the MDL or were not otherwise filed on behalf of Leach class members.

Other PFOA Actions
Historical DuPont is a party to other PFOA lawsuits that do not involve claims for personal injury. Chemours, pursuant to the Chemours Separation Agreement, is defending and indemnifying with reservations Historical DuPont in these lawsuits.

New York. Historical DuPont is a defendant in about 52 lawsuits, including a putative class action, brought by persons who live in and around Hoosick Falls, New York. These lawsuits assert claims for medical monitoring and property damage based on alleged PFOA releases from manufacturing facilities owned and operated by co-defendants in Hoosick Falls and allege that Historical DuPont and 3M supplied some of the materials used at these facilities. Historical DuPont is also one of more than ten defendants in a lawsuit brought by the Town of East Hampton, New York alleging PFOA and perfluorooctanesulfonic acid ("PFOS") contamination of the town’s well water.

New Jersey. At December 31, 2018, two lawsuits were pending, one brought by a local water utility and the second a putative class action, against Historical DuPont alleging that PFOA from Historical DuPont’s former Chambers Works facility contaminated drinking water sources. The putative class action was dismissed without prejudice by the plaintiffs.

In late March of 2019, the New Jersey State Attorney General (the “NJAG”) filed four lawsuits against Historical DuPont, Chemours, 3M and others alleging that former Historical DuPont operations at the Chambers Works, Pompton Lakes Works, Parlin and Repauno sites in New Jersey, caused damage to the State’s natural resources. Two of these lawsuits (those involving the Chambers Works and Parlin sites) allege contamination from per- and polyfluoroalkyl substances (“PFAS”). The lawsuit related to Parlin names an additional DowDuPont subsidiary. The Ridgewood Water District in New Jersey filed suit in the first quarter of 2019 against Historical DuPont alleging losses related to the investigation, remediation and monitoring of polyfluorinated surfactants (“PFS”), including PFOA, in water supplies.

Alabama. Historical DuPont is one of more than thirty defendants in a lawsuit by a local water utility alleging contamination from perfluorinated chemicals and compounds (“PFCs”), including PFOA, used by co-defendant carpet manufacturers to make their products more stain and grease resistant.

Ohio. Historical DuPont is a defendant in three lawsuits: an action by the State of Ohio based on alleged damage to natural resources, a putative nationwide class action brought on behalf of anyone who has detectable levels of perfluorinated chemicals, including PFOA, in their blood, and an action by the City of Dayton claiming losses related to the investigation, remediation and monitoring of PFAS, including PFOA, in water supplies.

Other. Dozens of cases have been filed against 3M and other defendants primarily alleging property damage from contamination in connection with the use of firefighting foams that contain PFOS. At March 31, 2019, Historical DuPont was named in 4 of these cases. Historical DuPont did not make firefighting foam and has never made or supplied PFOS or products that contained PFOS.

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

There have been no charges incurred by Historical DuPont under this arrangement through March 31, 2019.

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

At March 31, 2019, several actions are pending in federal court against Chemours and Historical DuPont. One of these actions is a consolidated putative class action that asserts claims for medical monitoring and property damage on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In addition, an action is pending in North Carolina state court on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

While it is reasonably possible that Historical DuPont could incur liabilities related to the actions described above, any such liabilities are not expected to be material.

Historical DuPont has an indemnification claim against Chemours with respect to current and future inquiries and claims, including lawsuits, related to the foregoing. At March 31, 2019, Chemours, with reservations, is defending and indemnifying Historical DuPont in the pending civil actions.

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

Gain Contingency - Historical Dow v. Nova Chemicals Corporation Patent Infringement Matter
On December 9, 2010, Historical Dow filed suit in the Federal Court in Ontario, Canada ("Federal Court") alleging that Nova Chemicals Corporation ("Nova") was infringing Historical Dow's Canadian polyethylene patent 2,106,705. Nova counterclaimed on the grounds of invalidity and non-infringement. On June 29, 2017, the Federal Court issued a Confidential Supplemental Judgment, concluding that Nova must pay $645 million Canadian dollars (equivalent to $495 million U.S. dollars) to Historical Dow, plus pre- and post-judgment interest, for which Historical Dow received payment of $501 million from Nova on July 6, 2017. Although Nova is appealing portions of the damages judgment, certain portions of it are indisputable and will be owed to Historical Dow regardless of the outcome of any further appeals by Nova. At March 31, 2019, Historical Dow had $341 million ($341 million at December 31, 2018) included in "Other noncurrent obligations" in the consolidated balance sheets related to the disputed portion of the damages judgment. Historical Dow is confident of its chances of defending the entire judgment on appeal, particularly the trial court's determinations on important factual issues, which will be accorded deferential review on appeal. See Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2019, the Company had accrued obligations of $1,197 million for probable environmental remediation and restoration costs, including $213 million for the remediation of Superfund sites. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the consolidated balance sheets. This is management’s current estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to approximately two and a half times that amount. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2018, the Company had accrued obligations of $1,201 million for probable environmental remediation and restoration costs, including $210 million for the remediation of Superfund sites.

Pursuant to the Chemours Separation Agreement, Historical DuPont is indemnified by Chemours for certain environmental matters, included in the liability of $1,197 million, that have an estimated liability of $185 million at March 31, 2019, and a potential exposure that ranges up to approximately $355 million above the current accrual. As such, Historical DuPont has recorded an indemnification asset of $185 million corresponding to its accrual balance related to these matters at March 31, 2019, including $35 million related to Superfund sites.

Guarantees
The following table provides a summary of the final expiration, maximum future payments and recorded liability reflected in the consolidated balance sheets for each type of guarantee:

Guarantees	Mar 31, 2019			Dec 31, 2018
In millions	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability

Historical Dow guarantees	2023	$4,514	$15	2023	$4,523	$25
Historical DuPont guarantees	2022	239	—	2022	255	—
Total guarantees		$4,753	$15		$4,778	$25

Guarantees
Historical Dow and Historical DuPont (the "Subsidiaries") have entered into guarantee agreements arising in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. With guarantees, such as commercial or financial contracts, non-performance by the guaranteed party triggers the obligation of the Subsidiaries to make payments to the beneficiary of the guarantee. The majority of these guarantees relate to debt of nonconsolidated affiliates, which have expiration dates ranging from less than one year to less than four years, and trade financing transactions in Latin America, which typically expire within one year of inception. The Subsidiaries current expectation is that future payment or performance related to the non-performance of others is considered remote.

Historical Dow has entered into guarantee agreements ("Guarantees") related to project financing for Sadara Chemical Company ("Sadara"), a nonconsolidated affiliate. The total of an Islamic bond and additional project financing (collectively “Total Project Financing”) obtained by Sadara is approximately $12.5 billion. Sadara had $11.7 billion of Total Project Financing outstanding at March 31, 2019 ($11.7 billion at December 31, 2018). Historical Dow's guarantee of the Total Project Financing is in proportion to Historical Dow's 35 percent ownership interest in Sadara, or up to approximately $4.2 billion when the project financing is fully drawn. Sadara successfully completed an extensive operational testing program in December 2018, however, the Guarantees will be released upon the satisfactory fulfillment of certain project completion conditions, which is expected by the middle of 2019, and must occur no later than December 2020.

NOTE 15 - LEASES
The Company has operating and finance leases for sales and administrative offices, power plants, production facilities, warehouses and tanks for product storage, airplanes, railcars, motor vehicles, certain machinery and equipment, and information technology assets. The Company’s leases have remaining lease terms of 1 year to 50 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were as follows:

Lease Cost	Three Months Ended Mar 31, 2019
(In millions)
Operating lease cost	$201
Finance lease cost
Amortization of right-of-use assets	$41
Interest on lease liabilities	7
Total finance lease cost	$48
Short-term lease cost	$60
Variable lease cost	89
Sublease income	(9)
Total lease cost	$389

New leases entered into during the three months ended March 31, 2019 were not considered material. Supplemental cash flow information related to leases was as follows:

Other Lease Information	Three Months Ended Mar 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$210
Operating cash flows from finance leases	$7
Financing cash flows from finance leases	$23

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2019:

Lease Position	Mar 31, 2019
(In millions)
Operating Leases
Operating lease right-of-use assets [1]	$3,287
Current operating lease liabilities [2]	$690
Noncurrent operating lease liabilities [3]	2,620
Total operating lease liabilities	$3,310

Finance Leases
Property	$589
Accumulated depreciation	(181)
Net Property	$408
Long-term debt due within one year	63
Long-Term Debt	432
Total finance lease liabilities	$495

1.	Included in "Deferred charges and other assets" in the consolidated balance sheet.

2.	Included in "Accrued and other current liabilities" in the consolidated balance sheet.

3.	Included in "Other noncurrent obligations" in the consolidated balance sheet.

DowDuPont utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	Mar 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.98
Finance leases	15.54
Weighted-average discount rate
Operating leases	3.97%
Finance leases	6.25%

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturity of Lease Liabilities at Mar 31, 2019	Operating Leases	Finance Leases
(In millions)
2019	$621	$74
2020	686	78
2021	553	73
2022	450	71
2023	346	80
2024 and thereafter	1,286	315
Total future undiscounted lease payments	$3,942	$691
Less: Interest	632	196
Present value of lease liabilities	$3,310	$495

At March 31, 2019, the Company had additional leases of approximately $45 million, primarily for buildings and equipment, which had not yet commenced. These leases are expected to commence later in 2019, with lease terms of 10 years.

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at Dec 31, 2018
(In millions)
2019	$654
2020	497
2021	418
2022	363
2023	297
2024 and thereafter	1,063
Total	$3,292

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of lessor's asset acquisition price. The portion of residual value guarantees that are probable of payment are included in the related lease liability on the consolidated balance sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. The following table provides a summary of the final expiration, maximum future payment and recorded liability reflected in the consolidated balance sheets for residual value guarantees.

Lease Guarantees	Mar 31, 2019			Dec 31, 2018
(In millions)	Final Expiration	Maximum Future Payments	Recorded Liability	Final Expiration	Maximum Future Payments	Recorded Liability
Residual value guarantees	2028	$931	$—	2028	$889	$130

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2019 and 2018:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and Other Postretire Benefits	Derivative Instruments	Total Accum Other Comp Loss
In millions
Balance at Jan 1, 2018	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(26)	1,333	4	(4)	1,307
Amounts reclassified from accumulated other comprehensive income	1	—	126	21	148
Net other comprehensive income (loss)	$(25)	$1,333	$130	$17	$1,455
Balance at Mar 31, 2018	$(8)	$(602)	$(6,793)	$(94)	$(7,497)

Balance at Jan 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(79)	(7)	(65)	(83)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	142	(10)	113
Net other comprehensive income (loss)	$67	$(97)	$135	$(75)	$30
Balance at Mar 31, 2019	$16	$(3,882)	$(8,341)	$(157)	$(12,364)

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

Tax Benefit (Expense) [1]	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Unrealized (losses) gains on investments	$(18)	$6
Cumulative translation adjustments	(1)	5
Pension and other postretirement benefit plans	(32)	(30)
Derivative instruments	24	(1)
Tax expense from income taxes related to other comprehensive income items	$(27)	$(20)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three months ended March 31, 2019 and 2018 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended		Consolidated Statements of Income Classification
	Mar 31, 2019	Mar 31, 2018
In millions
Unrealized (gains) losses on investments	$(1)	$2	See (1) below
Tax benefit	—	(1)	See (2) below
After tax	$(1)	$1
Cumulative translation adjustments	$(18)	$—	See (3) below
Pension and other postretirement benefit plans	$167	$154	See (4) below
Tax benefit	(25)	(28)	See (2) below
After tax	$142	$126
Derivative Instruments	$(11)	$26	See (5) below
Tax expense (benefit)	1	(5)	See (2) below
After tax	$(10)	$21
Total reclassifications for the period, after tax	$113	$148

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.	"Sundry income (expense) - net."

4.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other postretirement benefit plans. See Note 18 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense and amortization of debt discount."

NOTE 17 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the consolidated balance sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of income.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018:

Noncontrolling Interests	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Balance at beginning of period	$1,608	$1,597
Net income attributable to noncontrolling interests	51	44
Distributions to noncontrolling interests	(11)	(27)
Noncontrolling interests from Merger [1]	—	56
Cumulative translation adjustments	7	(6)
Other	(1)	—
Balance at end of period	$1,654	$1,664

1.	Relates to Merger and subsequent measurement period adjustments.

NOTE 18 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
A summary of Historical Dow and Historical DuPont's pension plans and other postretirement benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Historical Dow and Historical DuPont did not merge their defined benefit pension and other postretirement benefit plans as a result of the Merger. The following table provides the components of net periodic benefit cost (credit) for Historical Dow and Historical DuPont's significant plans:

Net Periodic Benefit Cost (Credit) for All Significant Plans	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Defined Benefit Pension Plans:
Service cost	$131	$167
Interest cost	447	408
Expected return on plan assets	(713)	(709)
Amortization of prior service credit	(6)	(6)
Amortization of net loss	133	171
Net periodic benefit cost (credit)	$(8)	$31
Other Postretirement Benefits:
Service cost	$4	$5
Interest cost	37	32
Amortization of net gain	(6)	(6)
Net periodic benefit cost	$35	$31

Net periodic benefit cost (credit), other than the service cost component, is included in "Sundry income (expense) - net" in the consolidated statements of income.

DowDuPont expects to make additional contributions in the aggregate of about $500 million by year-end 2019 to its pension plans other than the principal U.S. pension plan.

NOTE 19 - STOCK-BASED COMPENSATION
A summary of Historical Dow and Historical DuPont's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Historical Dow and Historical DuPont did not merge their equity incentive plans as a result of the Merger. The Historical Dow and Historical DuPont stock-based compensation plans were assumed by DowDuPont and continue in place with the ability to grant and issue DowDuPont Common Stock.

Historical Dow Stock Incentive Plan
Historical Dow grants stock-based compensation to employees and non-employee directors under The Dow Chemical Company Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"). In connection with the Merger, on August 31, 2017, all outstanding Historical Dow stock options and restricted stock unit awards were converted into stock options and restricted stock unit awards with respect to DowDuPont Common Stock. The stock options and restricted stock unit awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. There was minimal grant activity in the first quarter of 2019.

Historical DuPont Equity Incentive Plan
Historical DuPont grants stock-based compensation to certain employees, directors, and consultants through grants of stock options, time-vested restricted stock units ("RSUs"), and performance-based restricted stock units (“PSUs”) under the Historical DuPont Equity Incentive Plan ("Historical DuPont EIP"). The previous Historical DuPont equity awards were converted into the right to receive 1.2820 shares of DowDuPont Common Stock. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date. Most of these awards have been granted annually in the first quarter of each calendar year. In the first quarter of 2019, Historical DuPont granted 2.6 million RSUs with a weighted-average fair value of $52.66 per share under the Historical DuPont EIP.

NOTE 20 - FINANCIAL INSTRUMENTS
A summary of the Company's financial instruments, risk management policies, derivative instruments and hedging activities can be found in Note 21 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

The following table summarizes the fair value of financial instruments at March 31, 2019 and December 31, 2018:

Fair Value of Financial Instruments	Mar 31, 2019				Dec 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$7,384	$9	$—	$7,393	$9,951	$12	$—	$9,963
Restricted cash equivalents [1]	$480	$—	$—	$480	$500	$—	$—	$500
Marketable securities:
Available-for-sale [2]	$101	$—	$—	$101	$100	$—	$—	$100
Held-to-maturity [3]	18	—	—	18	34	—	—	34
Total marketable securities	$119	$—	$—	$119	$134	$—	$—	$134
Other investments:
Debt securities:
Government debt [4]	$694	$17	$(9)	$702	$714	$9	$(23)	$700
Corporate bonds	1,051	43	(21)	1,073	1,026	20	(63)	983
Total debt securities	$1,745	$60	$(30)	$1,775	$1,740	$29	$(86)	$1,683
Equity securities [5]	$17	$5	$—	$22	$17	$1	$(2)	$16
Total other investments	$1,762	$65	$(30)	$1,797	$1,757	$30	$(88)	$1,699
Total cash and restricted cash equivalents, marketable securities and other investments	$9,745	$74	$(30)	$9,789	$12,342	$42	$(88)	$12,296
Long-term debt including debt due within one year [6]	$(38,975)	$102	$(2,470)	$(41,343)	$(38,299)	$390	$(1,457)	$(39,366)
Derivatives relating to:
Interest rates	$—	$—	$(181)	$(181)	$—	$—	$(64)	$(64)
Foreign currency [7]	—	128	(17)	111	—	157	(49)	108
Commodities [7]	—	88	(147)	(59)	—	91	(178)	(87)
Total derivatives	$—	$216	$(345)	$(129)	$—	$248	$(291)	$(43)

1.	Classified as "Other current assets" in the consolidated balance sheets.

2.	Available-for-sale securities with maturities of less than one year at the time of purchase.

3.	Held-to-maturity securities with maturities of more than three months to less than one year at the time of purchase.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	Equity securities with a readily determinable fair value.

6.
Cost includes fair value adjustments of $69 million at March 31, 2019 and $78 million at December 31, 2018, related to the accounting for the Merger. Cost also includes fair value hedge adjustments of $17 million at March 31, 2019 and $18 million at December 31, 2018 on $2,290 million of debt at March 31, 2019 and December 31, 2018.

7.	Presented net of cash collateral where master netting arrangements allow.

Debt Securities
The Company's investments in debt securities are primarily classified as available-for-sale. For the three months ended March 31, 2019, $35 million of marketable securities matured. The following table provides the investing results from available-for-sale securities for the three months ended March 31, 2019 and 2018:

Investing Results	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Proceeds from sales of available-for-sale securities	$159	$348
Gross realized gains	$6	$7
Gross realized losses	$(5)	$(9)

Equity Securities
The Company's investments in equity securities with a readily determinable fair value totaled $22 million at March 31, 2019 ($16 million at December 31, 2018). The aggregate carrying value of the Company’s investments in equity securities where fair value is not readily determinable totaled $260 million at March 31, 2019 ($258 million at December 31, 2018), reflecting the carrying value of the investments. There were no material adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the three months ended March 31, 2019 and 2018. The net unrealized gain recognized in earnings on equity securities totaled $5 million for the three months ended March 31, 2019 ($8 million net unrealized gain for the three months ended March 31, 2018).

Derivatives
The following tables provide the fair value and balance sheet classification of derivative instruments at March 31, 2019 and December 31, 2018:

Fair Value of Derivative Instruments		Mar 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$161	$(89)	$72
Commodity contracts	Other current assets	31	(5)	26
Commodity contracts	Deferred charges and other assets	57	(4)	53
Total		$249	$(98)	$151
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$87	$(31)	$56
Commodity contracts	Other current assets	8	(1)	7
Commodity contracts	Deferred charges and other assets	4	(2)	2
Total		$99	$(34)	$65
Total asset derivatives		$348	$(132)	$216

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent obligations	$181	$—	$181
Foreign currency contracts	Accrued and other current liabilities	98	(89)	9
Commodity contracts	Accrued and other current liabilities	93	(6)	87
Commodity contracts	Other noncurrent obligations	60	(8)	52
Total		$432	$(103)	$329
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$37	$(29)	$8
Commodity contracts	Accrued and other current liabilities	8	(4)	4
Commodity contracts	Other noncurrent obligations	7	(3)	4
Total		$52	$(36)	$16
Total liability derivatives		$484	$(139)	$345

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

Assets and liabilities related to forward contracts, interest rate swaps, currency swaps, options and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement are netted. Collateral accounts are netted with corresponding assets or liabilities, when applicable. The Company posted cash collateral of $20 million at March 31, 2019 ($26 million at December 31, 2018). Counterparties posted cash collateral of $2 million with the Company at March 31, 2019 ($54 million at December 31, 2018).

Net Foreign Investment Hedges
Historical Dow
For derivative instruments that are designated and qualify as net foreign investment hedges, the effective portion of the gain or loss on the derivative is included in “Cumulative Translation Adjustments” in AOCL. Historical Dow had outstanding foreign-currency denominated debt designated as a hedge of net foreign investment of $181 million at March 31, 2019 ($182 million at December 31, 2018). The results of hedges of Historical Dow’s net investment in foreign operations included in “Cumulative Translation Adjustments” in AOCL was a net loss of $36 million after tax for the three months ended March 31, 2019 (net loss of $43 million after tax for the three months ended March 31, 2018). For the three months ended March 31, 2019, Historical Dow recognized after tax gains of $86 million related to excluded components of net foreign investment hedges included in "Cumulative Translation Adjustments" in AOCL. For the three months ended March 31, 2019, gains of $25 million were amortized to “Sundry income (expense) - net” in the consolidated statements of income.

Fair Value Hedges
Historical Dow
Subsequent to March 31, 2019, Historical Dow entered into interest rate contracts designated as a fair value hedge of underlying fixed rate debt obligations with maturity dates extending through 2048.

Income Statement Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the consolidated statements of income, was a gain of $22 million for the three months ended March 31, 2019 (loss of $198 million for the three months ended March 31, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The net after-tax amounts to be reclassified from AOCL to income within the next 12 months are a $1 million gain for interest rate contracts, a $52 million loss for commodity contracts, an $11 million gain for foreign currency contracts and a $57 million gain for excluded components.

NOTE 21 - FAIR VALUE MEASUREMENTS
A summary of the Company's recurring and nonrecurring fair value measurements can be found in Note 22 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective section below.

Fair Value Measurements on a Recurring Basis
The following tables summarize the bases used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at Mar 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$7,393	$7,393
Restricted cash equivalents [1]	—	480	480
Marketable securities [2]	—	119	119
Equity securities [3]	21	—	21
Debt securities: [3]
Government debt [4]	—	702	702
Corporate bonds	19	1,054	1,073
Derivatives relating to: [5]
Foreign currency	—	247	247
Commodities	10	90	100
Total assets at fair value	$50	$10,085	$10,135
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$41,343	$41,343
Derivatives relating to: [5]
Interest rates	—	181	181
Foreign currency	—	134	134
Commodities	13	155	168
Total liabilities at fair value	$13	$41,813	$41,826

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 20 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 20 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
In millions
Assets at fair value:
Cash equivalents [1]	$—	$9,963	$9,963
Restricted cash equivalents [1]	—	500	500
Marketable securities [2]	—	134	134
Equity securities [3]	16	—	16
Debt securities: [3]
Government debt [4]	—	700	700
Corporate bonds	—	983	983
Derivatives relating to: [5]
Foreign currency	—	298	298
Commodities	17	93	110
Total assets at fair value	$33	$12,671	$12,704
Liabilities at fair value:
Long-term debt including debt due within one year [6]	$—	$39,366	$39,366
Derivatives relating to: [5]
Interest rates	—	64	64
Foreign currency	—	170	170
Commodities	23	189	212
Total liabilities at fair value	$23	$39,789	$39,812

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the consolidated balance sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	The Company’s investments in debt securities, which are primarily available-for-sale, and equity securities are included in “Other investments” in the consolidated balance sheets.

4.	U.S. Treasury obligations, U.S. agency obligations, agency mortgage-backed securities and other municipalities’ obligations.

5.	See Note 20 for the classification of derivatives in the consolidated balance sheets.

6.	See Note 20 for information on fair value measurements of long-term debt.

For equity securities calculated at net asset value per share (or its equivalent), the Company had $121 million in private market securities and $29 million in real estate at March 31, 2019 ($120 million in private market securities and $29 million in real estate at December 31, 2018). There are no redemption restrictions and the unfunded commitments on these investments were $87 million at March 31, 2019 ($89 million at December 31, 2018).

Fair Value Measurements on a Nonrecurring Basis
As part of the Synergy Program, the Company has or will shut down a number of manufacturing, R&D and corporate facilities around the world. In the first three months of 2019, inventory associated with this plan was written down to zero. In addition, impairments of leased, non-manufacturing facilities, which were classified as Level 3 measurements, resulted in a write-down of right-of-use assets to $80 million using unobservable inputs. The impairment charges related to the Synergy Program, totaling $100 million, were included in "Restructuring and asset related charges - net" in the consolidated statements of income. See Note 5 for additional information on the Company's restructuring activities.

NOTE 22 - VARIABLE INTEREST ENTITIES
A summary of Historical Dow and Historical DuPont's variable interest entities ("VIEs") can be found in Note 23 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Historical DuPont did not hold a variable interest in any joint ventures at March 31, 2019, for which it is the primary beneficiary. In addition, the maximum exposure to loss related to the nonconsolidated VIEs for which Historical DuPont did hold a variable interest at March 31, 2019, is not considered material to the consolidated financial statements. The following discussion addresses variable interests held by Historical Dow.

Assets and Liabilities of Consolidated VIEs
The Company's consolidated financial statements include the assets, liabilities and results of operations of VIEs for which Historical Dow is the primary beneficiary. The other equity holders’ interests are reflected in "Net income attributable to noncontrolling interests" in the consolidated statements of income and "Noncontrolling interests" in the consolidated balance sheets.

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018:

Assets and Liabilities of Consolidated VIEs	Mar 31, 2019	Dec 31, 2018
In millions
Cash and cash equivalents	$109	$82
Other current assets	116	114
Net property	718	734
Other noncurrent assets	60	45
Total assets [1]	$1,003	$975
Current liabilities	$318	$334
Long-term debt	43	75
Other noncurrent obligations	46	31
Total liabilities [2]	$407	$440

1.	All assets were restricted at March 31, 2019 and December 31, 2018.

2.	All liabilities were nonrecourse at March 31, 2019 and December 31, 2018.

Amounts presented in the consolidated balance sheets and the preceding table as restricted assets or nonrecourse obligations relating to consolidated VIEs at March 31, 2019 and December 31, 2018, are adjusted for intercompany eliminations and parental guarantees.

Nonconsolidated VIEs
The following table summarizes the carrying amounts of assets and liabilities included in the consolidated balance sheets at March 31, 2019 and December 31, 2018, related to variable interests in joint ventures or entities for which Historical Dow is not the primary beneficiary. The Company's maximum exposure to loss is the same as the carrying amounts, unless otherwise noted below.

Carrying Amounts of Assets and Liabilities Related to Nonconsolidated VIEs		Mar 31, 2019	Dec 31, 2018
In millions	Description of asset or liability
Hemlock Semiconductor L.L.C.	Equity method investment [1]	$(658)	$(495)
Silicon joint ventures	Equity method investments [2]	$96	$100
AgroFresh Solutions, Inc.	Equity method investment [2]	$45	$48
	Other receivable [3]	$8	$8

1.	Classified as "Other noncurrent obligations" in the consolidated balance sheets. The Company's maximum exposure to loss was zero at March 31, 2019 (zero at December 31, 2018).

2.	Classified as "Investment in nonconsolidated affiliates" in the consolidated balance sheets.

3.	Classified as "Accounts and notes receivable - Other" in the consolidated balance sheets.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. A reconciliation of these measures is provided on the following pages.

Segment Information	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Three months ended Mar 31, 2019
Net sales	$3,397	$2,255	$3,402	$5,110	$1,078	$1,659	$1,355	$1,322	$71	$19,649
Operating EBITDA [1]	$667	$481	$448	$993	$385	$390	$414	$411	$(170)	$4,019
Equity in earnings (losses) of nonconsolidated affiliates	$—	$—	$(48)	$38	$29	$4	$2	$7	$(6)	$26
Three months ended Mar 31, 2018
Net sales	$3,808	$2,304	$3,715	$6,010	$1,153	$1,720	$1,425	$1,299	$76	$21,510
Operating EBITDA [1]	$891	$586	$654	$1,301	$398	$418	$437	$354	$(168)	$4,871
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$—	$149	$59	$48	$3	$3	$5	$(9)	$257

1.	A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Income from continuing operations, net of tax	$571	$1,153
+ Provision for income taxes on continuing operations	209	389
Income from continuing operations before income taxes	$780	$1,542
+ Depreciation and amortization	1,519	1,484
- Interest income [1]	75	55
+ Interest expense and amortization of debt discount	454	350
- Foreign exchange gains (losses), net [1,2]	(11)	(98)
- Significant items	(1,330)	(1,452)
Operating EBITDA	$4,019	$4,871

1.	Included in "Sundry income (expense) - net."

2.
Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to Historical DuPont's foreign currency exchange contracts as a result of U.S. tax reform during the three months ended March 31, 2018.

The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended Mar 31, 2019	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Loss on divestiture [1]	$(24)	$—	$—	$—	$—	$—	$—	$—	$—	$(24)
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(813)	(813)
Inventory step-up amortization [3]	(205)	—	—	—	—	—	—	—	—	(205)
Restructuring and asset related charges - net[4,5]	(50)	—	—	(13)	—	(27)	(1)	(2)	(195)	(288)
Total	$(279)	$—	$—	$(13)	$—	$(27)	$(1)	$(2)	$(1,008)	$(1,330)

1.	Reflects a loss related to Historical Dow's sale of a joint venture related to actions under the Synergy Program.

2.	Integration and separation costs related to the Merger, post-Merger integration and Intended Business Separation activities.

3.	Includes the amortization of the fair value step-up of Historical DuPont's inventories as a result of the Merger.

4.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

5.
Includes a $1 million restructuring charge related to an equity affiliate of Transportation & Advanced Polymers that is reflected in "Equity in earnings of nonconsolidated affiliates" in the consolidated statement of income.

Significant Items by Segment for the Three Months Ended Mar 31, 2018	Agri-culture	Perf. Materials & Coatings	Ind. Interm. & Infrast.	Pack. & Spec. Plastics	Elect. & Imaging	Nutrition & Biosciences	Transp. & Adv. Polymers	Safety & Const.	Corp.	Total
In millions
Gain on sale of business/entity [1]	$—	$—	$20	$—	$—	$—	$—	$—	$—	$20
Integration and separation costs [2]	—	—	—	—	—	—	—	—	(457)	(457)
Inventory step-up amortization [3]	(639)	—	—	—	—	(63)	—	(1)	—	(703)
Restructuring and asset related charges (credits) - net [4]	(58)	1	(11)	(6)	(1)	—	1	(7)	(181)	(262)
Income tax related item [5]	—	—	—	—	—	—	—	—	(50)	(50)
Total	$(697)	$1	$9	$(6)	$(1)	$(63)	$1	$(8)	$(688)	$(1,452)

1.	Includes a gain related to Historical Dow's sale of its equity interest in MEGlobal.

2.	Integration and separation costs related to the Merger, post-Merger integration and Intended Business Separation activities, and costs related to the ownership restructure of Dow Silicones.

3.	Includes the fair value step-up of Historical DuPont's inventories as a result of the Merger and the acquisition of the H&N Business.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes a foreign exchange loss related to adjustments to Historical DuPont's foreign currency exchange contracts as a result of the U.S. tax reform.

NOTE 24 - SUBSEQUENT EVENTS
Dow Spin-off
Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the distribution of Dow. Additionally, Dow commenced trading “regular way” under the symbol “DOW” on the New York Stock Exchange on April 2, 2019. Prior to the commencement of trading on April 2, 2019, the stockholders of record of the Company as of the close of business on March 21, 2019 received one share of Dow Common Stock for every three shares of DowDuPont Common Stock held by such stockholders as of March 21, 2019. The Company did not issue fractional shares of Dow Common Stock in the Dow Distribution; the Company’s stockholders received cash in lieu of fractional shares.

Immediately after the Dow Distribution, DowDuPont does not beneficially own any equity interest in Dow and will no longer consolidate Dow into its financial results. Beginning in the second quarter of 2019, Dow's historical financial results for periods prior to April 1, 2019 will be reflected in the Company's consolidated financial statements as discontinued operations. Dow represents approximately one-third of the Company's assets and just over half of the Company's net sales.

In connection with the Distributions, the Company, Dow and Corteva (together, the “Parties” and each a “Party”) entered into certain agreements that will effect the separations, provide for the allocation of DowDuPont’s assets, employees, liabilities and obligations (including its investments, property, employee benefits and tax-related assets and liabilities) among the Company, Dow, and Corteva, and provide a framework for the Company’s relationship with Dow and Corteva following the separations and Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

•
Separation and Distribution Agreement - The Parties entered into an agreement that sets forth, among other things, the agreements among the Parties regarding the principal transactions necessary to effect the Distributions. It also sets forth other agreements that govern certain aspects of the Parties’ ongoing relationships after the completion of the Distributions (the "Separation and Distribution Agreement").

•
Tax Matters Agreement - The Parties entered into an agreement that governs their respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Employee Matters Agreement - The Parties entered into an agreement that identifies employees and employee-related liabilities (and attributable assets) to be allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Parties as part of the Distributions and describes when and how the relevant transfers and assignments will occur.

•
Intellectual Property Cross-License Agreements - DowDuPont entered into an Intellectual Property Cross-License Agreement with Dow (the “DowDuPont-Dow IP Cross-License Agreement”). In addition, Dow and Corteva entered into an Intellectual Property Cross-License Agreement (the “Dow-Corteva IP Cross-License Agreement”). The Intellectual Property Cross-License Agreements set forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

In connection with the intended Corteva Distribution, the Company expects to enter into additional agreements, including an intellectual property cross-license agreement with Corteva. This agreement will set forth the terms and conditions under which the Company and Corteva may use, in their respective businesses following the Corteva Distribution, certain know-how (including trade secrets), copyrights, and software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.
Actions to Achieve Credit Profiles of DuPont, Corteva and Dow
On April 1, 2019, prior to consummating the Dow Distribution, the Company contributed $2,024 million in cash to Dow.

On March 22, 2019, Historical DuPont issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

In millions	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019, at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated.

On May 2, 2019, Historical DuPont terminated its Term Loan Facility and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In contemplation of the foregoing, effective May 2, 2019, the Company fully drew the two term loan facilities it entered into in the fourth quarter of 2018 (the “DWDP Term Loan Facilities” and together with the DowDuPont Notes, the “Financings”) in the aggregate principal amount of $3 billion.

The Company funded the activities above with cash from operations and proceeds from the Financings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical DuPont") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont" or the "Company") and, as a result, Historical Dow and Historical DuPont became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Historical Dow was determined to be the accounting acquirer in the Merger. As a result, the historical financial statements of Historical Dow for periods prior to the Merger are considered to be the historical financial statements of DowDuPont.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, DowDuPont previously announced its intent to separate into three, independent, publicly traded companies - one for each of its agriculture, materials science and specialty products businesses (the “Intended Business Separations” and the transactions to accomplish the Intended Business Separations, the “separations”). DowDuPont formed two wholly owned subsidiaries: Dow Inc. ("Dow", formerly known as Dow Holdings Inc.), to serve as a holding company for its materials science business, and Corteva, Inc., to serve as a holding company for its agriculture business. Following the separations, DowDuPont will continue to hold the specialty products business and operate as "DuPont".

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont Common Stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”). DowDuPont expects to complete the previously announced intended separation of its agriculture business into a separate and independent public company on June 1, 2019 by way of a distribution of Corteva, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Corteva”), through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share, to holders of DowDuPont Common Stock as of a record date to be set by the Company’s Board of Directors (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”). Following the Corteva Distribution, DowDuPont will hold the specialty products business and operate as "DuPont". The assets and liabilities and results of operations attributed to the materials science and agriculture businesses are included in the Company's consolidated results as of and for the periods presented herein.

Except as otherwise indicated by the context, the term "Historical Dow" includes Historical Dow and its consolidated subsidiaries, "Historical DuPont" includes Historical DuPont and its consolidated subsidiaries, "Union Carbide" means Union Carbide Corporation, a wholly owned subsidiary of Historical Dow, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of Historical Dow.

OVERVIEW
The following is a summary of the results from continuing operations for the three months ended March 31, 2019:

•
The Company reported net sales in the first quarter of 2019 of $19.6 billion, down 9 percent from $21.5 billion in the first quarter of 2018, with net sales declines across all geographic regions and segments, except Safety & Construction. These declines were due to a decrease in local price of 4 percent, a 3 percent unfavorable currency impact and a volume decline of 2 percent.

•
Local price decreased 4 percent compared with the same period last year, with decreases in all geographic regions and two segments, Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 11 percent), which were partially offset by increases in Transportation & Advanced Polymers (up 7 percent), Safety & Construction (up 4 percent), Nutrition & Biosciences (up 2 percent) and Agriculture (up 1 percent). Performance Materials & Coatings and Electronics & Imaging were both flat.

•	Currency had an unfavorable impact of 3 percent on sales, driven primarily by Europe, Middle East and Africa ("EMEA").

•
Volume decreased 2 percent compared with the first quarter of 2018, with decreases in all operating segments, except Industrial Intermediates & Infrastructure (up 6 percent), Safety & Construction (up 4 percent) and Performance Materials & Coatings (up 1 percent). Volume decreased in U.S. & Canada (down 7 percent) and Latin America (down 1 percent), and increased in Asia Pacific (up 3 percent) and EMEA (up 1 percent).

•
Research and development ("R&D") expenses totaled $717 million in the first quarter of 2019, down from $768 million in the first quarter of 2018. Selling, general and administrative ("SG&A") expenses were $1,672 million in the first quarter of 2019, down from $1,714 million in the first quarter of 2018. R&D and SG&A expenses decreased primarily due to synergies.

•
Restructuring and asset related charges - net were $287 million in the first quarter of 2019, primarily reflecting post-merger restructuring actions under the DowDuPont Cost Synergy Program of $280 million.

•
Integration and separation costs were $813 million in the first quarter of 2019, up from $457 million in the first quarter of 2018, reflecting post-Merger integration and Intended Business Separation activities.

•
Equity in earnings of nonconsolidated affiliates was $26 million in the first quarter of 2019, down from $257 million in the first quarter of 2018, primarily due to increased equity losses from Sadara and lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol prices), the Thai joint ventures and the HSC Group.

•
Sundry income (expense) - net was income of $248 million in the first quarter of 2019, up from income of $115 million in the first quarter of 2018, primarily due to a decrease in foreign exchange losses.

•	Net income available for common stockholders was $520 million ($0.23 per share) in the first quarter of 2019, compared with $1,104 million ($0.47 per share) in the first quarter of 2018.

•	On February 14, 2019, the Company announced that its Board declared a dividend of $0.38 per share, paid on March 15, 2019, to shareholders of record on February 28, 2019.

•	On March 8, 2019, the Company announced that its Board declared a dividend of $325 million ($0.14 per share), payable on May 28, 2019, to shareholders of record on April 26, 2019.

Selected Financial Data	Three Months Ended
In millions, except per share amounts	Mar 31, 2019	Mar 31, 2018
Net sales	$19,649	$21,510

Cost of sales ("COS")	$14,726	$16,315
Percent of net sales	74.9%	75.8%

Research and development expenses	$717	$768
Percent of net sales	3.6%	3.6%

Selling, general and administrative expenses	$1,672	$1,714
Percent of net sales	8.5%	8.0%

Effective tax rate	26.8%	25.2%

Net income available for common stockholders	$520	$1,104

Earnings per common share – basic	$0.23	$0.47
Earnings per common share – diluted	$0.23	$0.47

In addition to the financial highlights above, the following events occurred subsequent to the first quarter of 2019:

•
On April 3, 2019, the Company's Board of Directors approved a reverse stock split of the Company’s common stock, subject to stockholder approval which will be determined during a special meeting of stockholders scheduled for May 23, 2019. If stockholders approve the reverse stock split, the Board of Directors will select a reverse stock split ratio of not less than 2-for-5 and not greater than 1-for-3, with an exact ratio as may be determined by the Board of Directors at a later date so that, depending on the ratio chosen, stockholders’ shares of issued and outstanding common stock will be converted at a ratio between (i) two shares of issued and outstanding common stock for every five shares of common stock owned and (ii) one share of issued and outstanding common stock for every three shares of common stock owned. The price of each common share is expected to increase so that a stockholder would have fewer but higher priced shares. A reverse stock split would not have any impact on the voting and other rights of stockholders and will have no impact on the Company’s business operations or any of its outstanding indebtedness. If approved, the Company expects to implement the reverse stock split effective immediately following the Corteva Distribution. Even if the reverse stock split is approved by the Company’s stockholders, the Board of Directors may delay or abandon the reverse stock split at any time prior to the effective time of the reverse stock split if the Board of Directors determines that the reverse stock split is no longer in the best interests of the Company or its stockholders.

•
On May 2, 2019, in anticipation of becoming an independent, specialty products company following the intended Corteva Distribution, DowDuPont announced changes to its management and reporting structure resulting in the creation of a new Non-Core segment ("Second Quarter Segment Realignments").

These changes result in the following being realigned to Non-Core:
•Photovoltaic and Advanced Materials business unit (including the HSC Group joint ventures: DC HSC Holdings LLC and Hemlock Semiconductor L.L.C) from the Electronics & Imaging segment;
•Biomaterials and Clean Technologies business units from the Nutrition & Biosciences segment;
•DuPont Teijin Films joint venture from the Transportation & Advanced Polymers segment; and
•Sustainable Solutions business unit from the Safety & Construction segment.

In addition, the following changes will occur:
•Consolidation of the Nutrition & Health business with the Industrial Biosciences business within the Nutrition & Biosciences reportable segment. Previously, Nutrition & Health and Industrial Biosciences were separate operating segments which did not meet the quantitative thresholds.
•Pre-commercial activities related to the Biomaterials business unit will be realigned from Corporate to Non-Core, with the remaining pre-commercial activities realigned to the Nutrition & Biosciences segment.

The changes become effective June 1, 2019 and the Company will report financial results under this new structure beginning in the second quarter of 2019.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$19,649	$21,510

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
	Three Months Ended Mar 31, 2019
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Agriculture	1%	(5)%	(7)%	—%	(11)%
Performance Materials & Coatings	—	(3)	1	—	(2)
Industrial Intermediates & Infrastructure	(11)	(3)	6	—	(8)
Packaging & Specialty Plastics	(11)	(2)	(2)	—	(15)
Electronics & Imaging	—	(1)	(6)	—	(7)
Nutrition & Biosciences	2	(3)	(2)	(1)	(4)
Transportation & Advanced Polymers	7	(3)	(9)	—	(5)
Safety & Construction	4	(2)	4	(4)	2
Total	(4)%	(3)%	(2)%	—%	(9)%
U.S. & Canada	(4)%	—%	(7)%	—%	(11)%
EMEA [1]	(3)	(6)	1	(1)	(9)
Asia Pacific	(4)	(2)	3	—	(3)
Latin America	(6)	(2)	(1)	—	(9)
Total	(4)%	(3)%	(2)%	—%	(9)%

1.	Europe, Middle East and Africa.

The Company reported net sales in the first quarter of 2019 of $19.6 billion, down 9 percent from $21.5 billion in the first quarter of 2018, primarily due to decreased selling prices, negative currency impact and lower demand. Sales declines were broad-based with decreases in most segments and all geographic regions. Local price was down 4 percent compared with the same period last year as decreases in Packaging & Specialty Plastics and Industrial Intermediates & Infrastructure (both down 11 percent) more than offset increases in Transportation & Advanced Polymers (up 7 percent), Safety & Construction (up 4 percent), Nutrition & Biosciences (up 2 percent) and Agriculture (up 1 percent). Performance Materials & Coatings and Electronics & Imaging were both flat. Local price decreased in all geographic regions. Currency unfavorably impacted sales 3 percent compared with the same period last year, driven primarily by EMEA (down 6 percent). Volume decreased 2 percent as decreases in Transportation & Advanced Polymers (down 9 percent), Agriculture (down 7 percent), Electronics & Imaging (down 6 percent) and Packaging & Specialty Plastics and Nutrition & Biosciences (both down 2 percent) more than offset gains in Industrial Intermediates & Infrastructure (up 6 percent), Safety & Construction (up 4 percent) and Performance Materials & Coatings (up 1 percent). Volume decreased in U.S. & Canada (down 7 percent) and Latin America (down 1 percent), and increased in Asia Pacific (up 3 percent) and EMEA (up 1 percent). Portfolio & Other was flat.

Cost of Sales
Cost of sales was $14.7 billion in the first quarter of 2019, down from $16.3 billion in the first quarter of 2018. Cost of sales decreased in the first quarter of 2019 primarily due to lower sales volume, lower feedstock and other raw material costs, decreased planned maintenance turnaround costs, lower commissioning expenses related to U.S. Gulf Coast growth projects and cost synergies. Cost of sales in the first quarter of 2018 was negatively impacted by a $703 million charge for the fair value step-up in Historical DuPont's inventories as a result of the Merger and the acquisition of the H&N Business, related to Agriculture ($639 million), Nutrition & Biosciences ($63 million) and Safety & Construction ($1 million); compared with a $205 million charge during the first quarter of 2019 related to Agriculture.

Cost of Sales as a percentage of net sales in the first quarter of 2019 was 74.9 percent compared with 75.8 percent in the same period last year.

Research and Development Expenses
R&D expenses totaled $717 million in the first quarter of 2019, down from $768 million in the first quarter of 2018. R&D expenses decreased primarily due to synergies.

Selling, General and Administrative Expenses
SG&A expenses were $1,672 million in the first quarter of 2019, down from $1,714 million in the first quarter of 2018. SG&A expenses decreased primarily due to synergies.

Amortization of Intangibles
Amortization of intangibles was $474 million in the first quarter of 2019 and 2018. See Note 11 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $287 million in the first quarter of 2019, up from $262 million in the first quarter of 2018 and consisted primarily of the following:

DowDuPont Cost Synergy Program
In September and November 2017, DowDuPont approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), which is designed to integrate and optimize the organization following the Merger and in preparation for the Intended Business Separations. The Company expects to record total pretax restructuring charges of approximately $2.2 billion of which $2.0 billion has been recorded inception-to-date.

For the three months ended March 31, 2019 and 2018, the Company recorded pretax restructuring charges of $280 million and $260 million, respectively. The charge for the three months ended March 31, 2019 consisted of severance and related benefit costs of $112 million, asset write-downs and write-offs of $116 million and costs associated with exit and disposal activities of $52 million. The charge for the three months ended March 31, 2018 consisted of severance and related benefit costs of $172 million, asset write-downs and write-offs of $48 million and costs associated with exit and disposal activities of $40 million. The impact of these charges is shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The Company expects to substantially complete the Synergy Program by the end of 2019.

The restructuring charges for the three months ended March 31, 2019 were related to each segment as follows: $47 million in Agriculture, $28 million in Nutrition & Biosciences, $2 million in Safety & Construction, $1 million in Packaging & Specialty Plastics, $1 million in Transportation & Advanced Polymer and $201 million in Corporate.

DowDuPont Agriculture Division Restructuring Program
During the fourth quarter of 2018 and in connection with the ongoing integration activities, DowDuPont approved restructuring actions to simplify and optimize certain organizational structures within the Agriculture segment in preparation for the Intended Business Separations ("Agriculture Division Program"). As a result of these actions, the Company expects to record total pretax charges of approximately $96 million, comprised of $83 million of severance and related benefit costs, $11 million of asset write-downs and write-offs and $2 million of costs associated with exit and disposal activities. The Company has recorded restructuring charges of $83 million inception-to-date under the Agriculture Division Program.

For the three months ended March 31, 2019, DowDuPont recorded a net pretax restructuring benefit of $1 million, consisting of a favorable adjustment of $4 million to the severance and related benefit costs reserve and asset write-downs and write-offs of $3 million. The impact of these items was shown as "Restructuring and asset related charges - net" in the consolidated statements of income. The Company expects actions related to the Agriculture Division Program to be substantially complete by mid 2019.

Restructuring adjustments recorded for severance and related benefit costs and charges recorded for asset write-downs and write‑offs were related to Corporate and Agriculture, respectively.

Integration and Separation Costs
Integration and separation costs, which reflect costs related to the Merger and the ownership restructure of Dow Silicones, as well as post-Merger integration and Intended Business Separation activities, were $813 million in the first quarter of 2019, up from $457 million in the first quarter of 2018. Integration and separation costs are related to the Corporate segment.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $26 million in the first quarter of 2019, down from $257 million in the first quarter of 2018, primarily due to increased equity losses from Sadara and lower equity earnings from the Kuwait joint ventures (due to lower monoethylene glycol and polyethylene prices), the Thai joint ventures and the HSC Group.

Sundry Income (Expense) - Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other postretirement benefit plan credits or costs, and certain litigation matters. Sundry income (expense) – net in the first quarter of 2019 was income of $248 million, compared with income of $115 million in the first quarter of 2018. The first quarter of 2019 included income related to non-operating pension and other postretirement benefit plans, interest income and gains on the sale of assets and other investments, which includes a $51 million gain related to an asset sale by Historical DuPont. These gains more than offset a $24 million loss on a Historical Dow divestiture (related to Agriculture) and foreign currency exchange losses.

The first quarter of 2018 included income related to non-operating pension and other postretirement benefit plans, interest income and a $20 million gain for post-closing adjustments on Historical Dow's sale of its equity interest in MEGlobal (related to Industrial Intermediates & Infrastructure). These gains more than offset foreign currency exchange losses, which included a $50 million foreign exchange loss related to adjustments to foreign currency exchange contracts for the change in the U.S. tax rate (related to Corporate). See Notes 6 and 18 to the Consolidated Financial Statements for additional information.

Interest Expense and Amortization of Debt Discount
Interest expense and amortization of debt discount was $454 million in the first quarter of 2019, up from $350 million in the first quarter of 2018. The increase primarily relates to higher debt balances as a result of DowDuPont debt issued in the fourth quarter of 2018. See Note 13 to the Consolidated Financial Statements and the discussion of the DowDuPont Notes in Changes in Financial Condition in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the level of equity earnings. The effective tax rate for the first quarter of 2019 was 26.8 percent, compared to 25.2 percent for the first quarter of 2018.

The tax rate in the first quarter of 2019 was unfavorably impacted by non-tax-deductible amortization of the fair value step-up in Historical DuPont’s inventories as a result of the Merger as well as non-deductible restructuring costs and tax impacts related to spin preparation activities. The tax rate was favorably impacted by net tax benefits related to the issuance of stock-based compensation as well as deferred tax remeasurement in foreign jurisdictions.

The tax rate in the first quarter of 2018 was unfavorably impacted by certain integration, separation and restructuring costs associated with the Intended Business Separations as well as non-deductible amortization of the fair value step-up in Historical DuPont’s inventories as a result of the Merger, partially offset by the tax benefits related to the issuance of stock-based compensation.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $51 million in the first quarter of 2019, up from $44 million in the first quarter of 2018.

Net Income Available for DowDuPont Inc. Common Stockholders
Net income available for common stockholders was $520 million, or $0.23 per share, in the first quarter of 2019, compared with $1,104 million, or $0.47 per share, in the first quarter of 2018. See Note 8 to the Consolidated Financial Statements for details on the Company's earnings per share calculations.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization and foreign exchange gains (losses), excluding the impact of significant items. Reconciliations of these measures can be found in Note 23 to the Consolidated Financial Statements.

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

Agriculture	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$3,397	$3,808
Operating EBITDA	$667	$891
Equity losses	$—	$(1)

Agriculture	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	(5)
Volume	(7)
Portfolio & other	—
Total	(11)%

Agriculture net sales were $3,397 million in the first quarter of 2019, down 11 percent from $3,808 million in the first quarter of 2018. The decrease was primarily due to a 7 percent decline in volume and a 5 percent decline in currency, partially offset by a 1 percent increase in local price.

The decline in volume was driven by weather related delays and flooding in the U.S. which impacted both Seed and Crop Protection, a change in the route to market in the Pacific Northwest, which delayed sales recognition to the second quarter, and early deliveries of seed in the fourth quarter of 2018. These declines were partially offset by favorable demand and weather conditions leading to a strong corn season in EMEA and strong demand for insecticides in Latin America and EMEA.

Unfavorable currency impacts due to the Euro, other Eastern European currencies, and the Brazilian Real were partially offset by increases in local price in Crop Protection to offset currency pressure, as well as price gains in EMEA due to changes in route to market.

Operating EBITDA was $667 million in the first quarter of 2019, compared with $891 million in the same quarter last year. Volume declines primarily driven by weather related delays in the U.S., higher input costs, and the unfavorable impact of currency were partially offset by cost synergies.

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

Performance Materials & Coatings	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$2,255	$2,304
Operating EBITDA	$481	$586
Equity earnings	$—	$—

Performance Materials & Coatings	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	(3)
Volume	1
Portfolio & other	—
Total	(2)%

Performance Materials & Coatings net sales were $2,255 million in the first quarter of 2019, down from net sales of $2,304 million in the first quarter of 2018. Net sales decreased 2 percent compared with the first quarter of 2018 driven by currency headwinds, which had an unfavorable impact on sales of 3 percent, which was partially offset by a 1 percent increase in volume. Local price was flat compared with the same quarter last year. Consumer Solutions sales were flat, as volume growth was offset by local price declines in siloxanes, the shedding of low-margin business in home and personal care and the unfavorable impact of currency. Coatings & Performance Monomers sales were down, as volume improvement for vinyl acetate monomer was more than offset by a decline in volume for architectural binders and functional coatings and the unfavorable impact of currency.

Operating EBITDA was $481 million, down 18 percent from Operating EBITDA of $586 million in the first quarter of 2018, primarily due to lower prices for siloxanes and shipping restrictions from a Performance Monomers facility in Deer Park, Texas, due to a fire at a nearby third-party storage and terminal facility, which more than offset lower feedstock and other raw material costs and cost synergies.

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

Industrial Intermediates & Infrastructure	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$3,402	$3,715
Operating EBITDA	$448	$654
Equity earnings (losses)	$(48)	$149

Industrial Intermediates & Infrastructure	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(11)%
Currency	(3)
Volume	6
Portfolio & other	—
Total	(8)%

Industrial Intermediates & Infrastructure net sales were $3,402 million in the first quarter of 2019, down from net sales of $3,715 million in the first quarter of 2018. Net sales decreased 8 percent compared with the same quarter last year, with volume up 6 percent, currency down 3 percent and local price down 11 percent. Local price decreased in all geographic regions and all businesses. Local price decreases were primarily driven by price declines in isocyanates. Currency had an unfavorable impact on sales of 3 percent, primarily in EMEA. Volume increased in all geographic regions and all businesses. Polyurethanes & CAV reported volume increases in all geographic regions, with double-digit volume growth in Asia Pacific. Volume growth was driven by increased supply from Sadara and higher demand for propylene glycols and industrial, comfort and energy efficiency products. Industrial Solutions reported volume gains in U.S. & Canada and EMEA, reflecting increased demand for industrial and oil and gas applications as well as strong demand for de-icing fluids, lubricants and fuels, and greater production from Sadara.

Operating EBITDA was $448 million in the first quarter of 2019, down 31 percent compared with Operating EBITDA of $654 million in the first quarter of 2018. Operating EBITDA decreased as the impact of margin compression in isocyanates products, lower equity earnings from the Kuwait joint ventures and increased equity losses from Sadara more than offset lower feedstock and other raw material costs, cost synergies and demand growth.

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

Packaging & Specialty Plastics	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$5,110	$6,010
Operating EBITDA	$993	$1,301
Equity earnings	$38	$59

Packaging & Specialty Plastics	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(11)%
Currency	(2)
Volume	(2)
Portfolio & other	—
Total	(15)%

Packaging & Specialty Plastics net sales were $5,110 million in the first quarter of 2019, down from net sales of $6,010 million in the first quarter of 2018. Net sales decreased 15 percent compared with the same quarter last year, with local price down 11 percent, volume down 2 percent and currency unfavorably impacting sales 2 percent, primarily in EMEA. Local price decreased in both businesses and across all geographic regions driven by reduced polyethylene prices and lower prices for Hydrocarbons & Energy by-products. Volume decreased across all geographic regions, except Asia Pacific, and in Hydrocarbons & Energy which more than offset volume increases in Packaging and Specialty Plastics. Volume decreased in Hydrocarbons & Energy due to increased internal consumption of ethylene on the U.S. Gulf Coast. In addition, lower volumes of by-products were available for sale due to the use of lighter feedslates. Volume increased in Packaging and Specialty Plastics driven by higher demand in Asia Pacific and EMEA, supported by new capacity adds. Packaging and Specialty Plastics volume growth was driven by increased demand for industrial and consumer packaging, food and specialty packaging and elastomer applications.

Operating EBITDA was $993 million in the first quarter of 2019, down 24 percent from Operating EBITDA of $1,301 million in the first quarter of 2018. Operating EBITDA decreased as the impact of lower selling prices, lower sales volume and reduced equity earnings, driven by lower equity earnings at the Kuwait joint ventures due to lower polyethylene pricing and increased turnaround costs, more than offset lower feedstock and other raw material costs, cost synergies, lower start-up and commissioning costs and decreased planned maintenance turnaround spending.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading global supplier of key materials for the manufacturing of photovoltaics and solar cells, including innovative metallization pastes and back sheet materials for the production of solar cells and solar modules and in the advanced printing and packaging graphics industry providing flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for liquid crystal displays ("LCD"), advanced-matrix organic light emitting diode ("AMOLED"), and quantum dot ("QD") applications. The segment also includes the Company's share of the results of the HSC Group, a U.S.-based group of companies that manufacture and sell polycrystalline silicon products.

In March 2019, DowDuPont announced plans to invest more than $200 million in its Electronics & Imaging segment to increase capacity for the manufacture of KAPTON® film at its Circleville, Ohio, site due to growing global demand.

Electronics & Imaging	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$1,078	$1,153
Operating EBITDA	$385	$398
Equity earnings	$29	$48

Electronics & Imaging	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	(1)
Volume	(6)
Portfolio & other	—
Total	(7)%

Electronics & Imaging net sales were $1,078 million in the first quarter of 2019, down 7 percent from $1,153 million in the first quarter of 2018. Net sales decreased due to a 6 percent volume decline and a 1 percent unfavorable currency impact, primarily in Asia Pacific and EMEA. Volume growth was driven by increased demand in display technology which was more than offset by volume declines, primarily in interconnect solutions and photovoltaic & advanced materials, due to lower demand for consumer electronics and photovoltaics, mainly in Asia Pacific.
Operating EBITDA was $385 million in the first quarter of 2019, down 3 percent compared with $398 million in the first quarter of 2018. Favorable impacts from an asset sale and cost synergies were more than offset by higher raw material costs, volume declines and lower equity earnings.

NUTRITION & BIOSCIENCES
Nutrition & Biosciences is an innovation-driven and customer-focused segment that provides solutions for the global food and beverage, dietary supplements, pharma, home and personal care, energy and animal nutrition markets. The segment consists of two operating segments: Nutrition & Health and Industrial Biosciences. The Nutrition & Health business is one of the world's largest producers of specialty ingredients, developing and manufacturing solutions for the global food and beverage, dietary supplements and pharmaceutical excipient markets. The Industrial Biosciences business is an industry pioneer and innovator that works with customers to improve the performance, productivity and sustainability of their products and processes through biotechnology, chemistry and engineering solutions including enzymes, biomaterials, biocides and antimicrobial solutions and process technology.

Nutrition & Biosciences	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$1,659	$1,720
Operating EBITDA	$390	$418
Equity earnings	$4	$3

Nutrition & Biosciences	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	2%
Currency	(3)
Volume	(2)
Portfolio & other	(1)
Total	(4)%

Nutrition & Biosciences net sales were $1,659 million in the first quarter of 2019, down 4 percent from $1,720 million in the first quarter of 2018, due to a 2 percent increase in local price, which was more than offset by a 3 percent unfavorable currency impact, a 2 percent decrease in volume and a 1 percent decrease from portfolio actions. Volume gains in Nutrition & Health were more than offset by volume declines in Industrial Biosciences.Volume gains in Nutrition & Health were led by increased protein solutions and systems and texturants demand. This increase was partially offset by a decrease in probiotics due to higher than historical average sales in the first quarter of 2018. Industrial Biosciences volume declines were primarily the result of on-going challenged conditions in U.S. energy markets negatively impacting demand in bioactives and microbial control.

Operating EBITDA was $390 million in the first quarter of 2019, down 7 percent compared with $418 million in the first quarter of 2018, driven by cost savings which were more than offset by higher raw material costs and unfavorable currency impacts.

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

Transportation & Advanced Polymers	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$1,355	$1,425
Operating EBITDA	$414	$437
Equity earnings	$2	$3

Transportation & Advanced Polymers	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	7%
Currency	(3)
Volume	(9)
Portfolio & other	—
Total	(5)%

Transportation & Advanced Polymers net sales were $1,355 million in the first quarter of 2019, down 5 percent from $1,425 million in the first quarter of 2018. The change in net sales was due to a 7 percent increase in local price which was more than offset by a 9 percent decrease in volume and a 3 percent unfavorable currency impact, primarily in EMEA and Asia Pacific. The increase in local price, primarily in engineering polymers, reflected a tight polymer supply and higher feedstock costs. Volume declines were primarily due to decreased demand in automotive and electronics markets.
Operating EBITDA was $414 million in the first quarter of 2019, down 5 percent from $437 million in the first quarter of 2018 due to pricing gains and cost synergies, which were more than offset by higher raw material costs, volume declines and unfavorable currency impacts.

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

Safety & Construction	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$1,322	$1,299
Operating EBITDA	$411	$354
Equity earnings	$7	$5

Safety & Construction	Three Months Ended
Percentage change from prior year	Mar 31, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	4%
Currency	(2)
Volume	4
Portfolio & other	(4)
Total	2%

Safety & Construction net sales were $1,322 million in the first quarter of 2019, up 2 percent from $1,299 million in the first quarter of 2018. The net sales increase was due to 4 percent volume growth and a 4 percent increase in local price, partially offset by 4 percent unfavorable portfolio actions and a 2 percent unfavorable currency impact. Volume growth in the segment was led by gains across all regions and in water, TYVEK® and KEVLAR® due to broad-based strength in industrial markets and life & personal protection and medical end-markets. These gains were partially offset by declines primarily due to weakness in the U.S. residential market.
Operating EBITDA was $411 million in the first quarter of 2019, up 16 percent compared with $354 million in the first quarter of 2018 due to cost synergies, volume growth and pricing gains, partially offset by higher raw material costs and unfavorable currency impacts.

CORPORATE
Corporate includes certain enterprise and governance activities (including insurance operations, environmental operations, geographic management, etc.); business incubation platforms; non-business aligned joint ventures; gains and losses on the sales of financial assets; non-business aligned litigation expenses; discontinued or non-aligned businesses and pre-commercial activities.

Corporate	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Net sales	$71	$76
Operating EBITDA	$(170)	$(168)
Equity losses	$(6)	$(9)

Net sales for Corporate, which primarily relate to insurance operations, were $71 million in the first quarter of 2019, compared with net sales of $76 million in the first quarter of 2018.

Operating EBITDA was a loss of $170 million in the first quarter of 2019, essentially flat compared with an Operating EBITDA loss of $168 million in the first quarter of 2018.

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

Net Sales by Division	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Agriculture	$3,397	$3,808
Performance Materials & Coatings	2,255	2,304
Industrial Intermediates & Infrastructure	3,402	3,715
Packaging & Specialty Plastics	5,110	6,010
Materials Science	$10,767	$12,029
Electronics & Imaging	1,078	1,153
Nutrition & Biosciences	1,659	1,720
Transportation & Advanced Polymers	1,355	1,425
Safety & Construction	1,322	1,299
Specialty Products	$5,414	$5,597

Net Sales Variance by Division	Three Months Ended Mar 31, 2019
	Local Price & Product Mix	Currency	Volume	Portfolio / Other	Total
Percent change from prior year
Agriculture	1%	(5)%	(7)%	—%	(11)%
Materials Science	(9)%	(2)%	1%	—%	(10)%
Specialty Products	3%	(2)%	(3)%	(1)%	(3)%

Operating EBITDA by Division	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Agriculture	$667	$891
Performance Materials & Coatings	481	586
Industrial Intermediates & Infrastructure	448	654
Packaging & Specialty Plastics	993	1,301
Materials Science	$1,922	$2,541
Electronics & Imaging	385	398
Nutrition & Biosciences	390	418
Transportation & Advanced Polymers	414	437
Safety & Construction	411	354
Specialty Products	$1,600	$1,607

CHANGES IN FINANCIAL CONDITION
The Company had cash and cash equivalents and marketable securities of $11,662 million at March 31, 2019 and $13,616 million at December 31, 2018, of which $5,539 million at March 31, 2019 and $5,820 million at December 31, 2018, was held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to the repatriation activities discussed below. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the Consolidated Financial Statements for further details of The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation. During the first and second quarters of 2019, in connection with the Intended Business Separations, the Company has and expects to continue repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities. During the three months ended March 31, 2019, the Company recorded tax expense of $13 million associated with these repatriation activities.

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table.

Cash Flow Summary	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Cash provided by (used for):
Operating activities	$26	$(2,137)
Investing activities	(1,000)	290
Financing activities	(1,032)	(1,543)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	208
Summary
Decrease in cash, cash equivalents and restricted cash	$(1,956)	$(3,182)
Cash, cash equivalents and restricted cash at beginning of period	14,022	14,015
Cash, cash equivalents and restricted cash at end of period	$12,066	$10,833
Less: Restricted cash and cash equivalents, included in "Other current assets"	523	552
Cash and cash equivalents at end of period	$11,543	$10,281

Cash Flows from Operating Activities
In the first three months of 2019, cash provided by operating activities was $26 million, compared with cash used for operating activities of $2,137 million in the same period last year. The increase in cash was primarily due to a decrease in cash used for working capital, higher prepayments from customer contracts, increased dividend payments received from nonconsolidated affiliates, lower pension contributions and lower tax payments.

Net Working Capital	Mar 31, 2019	Dec 31, 2018
In millions
Current assets	$49,248	$49,603
Current liabilities	28,580	24,715
Net working capital	$20,668	$24,888
Current ratio	1.72:1	2.01:1

Cash Flows from Operating Activities - Non-GAAP
The following table reconciles cash flows from operating activities to a non-GAAP measure regarding cash flows from operating activities excluding the impact of Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" and related interpretive guidance for the three months ended March 31, 2018. Management believes this non-GAAP financial measure is relevant and meaningful as it presents cash flows from operating activities inclusive of all trade accounts receivable collection activity, which the Company utilizes in support of its operating activities.

Cash Flows from Operating Activities Excluding the Impact of ASU 2016-15 and Additional Interpretive Guidance (non-GAAP)	Three Months Ended Mar 31, 2018

In millions
Cash flows from operating activities - Updated for impact of ASU 2016-15 and additional interpretive guidance (GAAP)	$(2,137)
Less: Impact of ASU 2016-15 and additional interpretive guidance	445
Cash flows from operating activities - Excluding impact of ASU 2016-15 and additional interpretive guidance (non-GAAP)	$(1,692)

Cash Flows from Investing Activities
In the first three months of 2019, cash used for investing activities was $1,000 million, reflecting capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments. In the first three months of 2018, cash provided by investing activities was $290 million, reflecting proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits, which were partially offset by capital expenditures and purchases of investments. Capital spending was $1,139 million in the first three months of 2019, compared with $776 million in the first three months of 2018.

Cash Flows from Financing Activities
In the first three months of 2019, cash used for financing activities was $1,032 million compared with $1,543 million in the same period last year. The decrease was primarily due to an increase of proceeds from issuance of long-term debt, net of payments and an increase in notes payable, which were partially offset by an increase in purchases of treasury stock.

Free Cash Flow
The Company defines free cash flow as cash from operating activities less capital expenditures. Under this definition, free cash flow represents the cash generated by the Company from operations after investing in its asset base. Free cash flow, combined with cash balances and other sources of liquidity, represent the cash available to fund obligations and provide returns to shareholders. Free cash flow is an integral financial measure used in the Company's financial planning process. This financial measure is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP financial measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the Company's free cash flow definition may not be consistent with the methodologies used by other companies.

For additional information relating to the change in cash used for operating activities, see the discussion in the previous section entitled "Cash Flows from Operating Activities."

Reconciliation of "Cash From Operating Activities" to Free Cash Flow (non-GAAP)	Three Months Ended
In millions	Mar 31, 2019	Mar 31, 2018
Cash from operating activities (GAAP)	$26	$(2,137)
Capital expenditures	(1,139)	(776)
Free cash flow (non-GAAP)	$(1,113)	$(2,913)

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

DowDuPont's Liquidity Sources
In November 2018, DowDuPont consummated the offering of the senior unsecured notes (the "DowDuPont Notes") in an aggregate principal amount of $12.7 billion. The offering consisted of $0.5 billion in floating rate notes due November 2020, $0.3 billion in floating rate notes due November 2023, and six tranches of fixed-rate notes: $1.5 billion due November 2020, $2.5 billion due November 2023, $1.85 billion due November 2025, $2.25 billion due November 2028, $1.65 billion due November 2038 and $2.15 billion due November 2048. The net proceeds of the offering after the underwriting discount was $12.6 billion. See Note 13 to the Consolidated Financial Statements for additional information on the interest related to the DowDuPont Notes.

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

On April 1, 2019 prior to consummating the Dow Distribution, the Company contributed $2,024 million to Dow. The remaining proceeds from the DowDuPont Notes will be used to (i) reduce outstanding liabilities of Historical DuPont that would otherwise be attributed to Corteva; and (ii) further pay any related premiums, fees and expenses.

Term Loan and Revolving Credit Facilities - DowDuPont
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “DowDuPont Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “DowDuPont RCF”), availability of funding for each being subject to the satisfaction or waiver or certain customary conditions, including among others the consummation of the Dow Distribution. As of March 31, 2019, the DowDuPont Term Loan Facilities and DowDuPont RCF were unfunded and not yet available. The Company amended the DowDuPont RCF to become available as of May 2, 2019. The DowDuPont RCF is intended to remain unfunded.

Effective May 2, 2019, the Company fully drew the two DowDuPont Term Loan Facilities in the aggregate principal amount of $3.0 billion.

Commercial Paper - DowDuPont
In April 2019, DowDuPont authorized a $3 billion commercial paper program (the “DowDuPont Commercial Paper Program”), to become available concurrent with the DowDuPont RCF. The DowDuPont Commercial Paper Program, along with other primary sources of liquidity including cash from operations and cash and cash equivalents balances, is intended to fund the Company’s liquidity needs, including anticipated cash requirements related to working capital, capital spending, dividend payments, debt maturities and other cash needs.

Credit Ratings - DowDuPont
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

Historical DuPont's Liquidity Sources
Commercial Paper - Historical DuPont
Historical DuPont issues promissory notes under U.S. commercial paper programs. At March 31, 2019, Historical DuPont had $2,588 million of commercial paper outstanding ($1,847 million at December 31, 2018). Historical DuPont maintains access to the commercial paper market at competitive rates. Amounts outstanding under Historical DuPont's commercial paper programs during the period may be greater, or less, than the amount reported at the end of the period.

Committed Credit Facilities - Historical DuPont
In the event the Company has short-term liquidity needs, it can access liquidity through Historical DuPont's committed and available credit facilities. At March 31, 2019, Historical DuPont had total committed credit facilities of $8.8 billion with remaining available credit facilities of $5.7 billion. See Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on committed and available credit facilities.

Term Loan and Revolving Credit Facilities - Historical DuPont
In March 2016, Historical DuPont entered into a credit agreement that provides for a three-year, senior unsecured term loan facility in the aggregate principal amount of $4.5 billion (as may be amended, from time to time, the "Historical DuPont Term Loan Facility") under which Historical DuPont may make up to seven term loan borrowings and amounts repaid or prepaid are not available for subsequent borrowings. The proceeds from the borrowings under the Term Loan Facility will be used for Historical DuPont's general corporate purposes including debt repayment, working capital and funding a portion of the Company's costs and expenses. The Term Loan Facility was amended in 2018 to extend the maturity date to June 2020, at which time all outstanding borrowings, including accrued but unpaid interest, become immediately due and payable, and to extend the date on which the commitment to lend terminates to June 2019. At March 31, 2019, Historical DuPont had made six term loan borrowings in an aggregate principal amount of $3.0 billion and had unused commitments of $1.5 billion under the Term Loan Facility. In addition, in 2018, Historical DuPont amended its $3.0 billion revolving credit facility to extend the maturity date to June 2020.

On May 2, 2019 Historical DuPont terminated its Term Loan Facility ("the Termination") and repaid the aggregate outstanding principal amount of $3 billion plus accrued and unpaid interest through and including May 1, 2019.

In November 2018, Historical DuPont entered into a $3.0 billion five-year revolving credit facility and a $3.0 billion three-year revolving credit facility (the “2018 Revolving Credit Facilities”). Availability of funds was subject to a number of conditions, including Corteva becoming a party to the 2018 Revolving Credit Facilities and the consummation of the separation and distribution of Corteva. On May 2, 2019, the 2018 Revolving Credit Facilities were amended, making the 2018 Revolving Credit Facilities available for Historical DuPont, effective May 2, 2019. Corteva will become a party to the 2018 Revolving Credit Facilities upon the separation and distribution from DowDuPont. The 2018 Revolving Credit Facilities contain customary representations and warranties, affirmative and negative covenants and events of default that are typical for companies with similar credit ratings and generally consistent with those applicable to Historical DuPont’s existing term loan and revolving credit facilities. The 2018 Revolving Credit Facilities also contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Historical DuPont and its consolidated subsidiaries not exceed 0.60.

Committed Receivable Repurchase Facility - Historical DuPont
In February 2019, in line with seasonal agricultural working capital requirements, Historical DuPont entered into a committed receivable repurchase agreement of up to $1.3 billion (the "2019 Repurchase Facility") which expires in December 2019. From time to time, Historical DuPont and the banks modify the monthly commitment amounts to better align with working capital requirements. Under the 2019 Repurchase Facility, Historical DuPont may sell a portfolio of available and eligible outstanding customer notes receivables within the Agriculture segment to participating institutions and simultaneously agree to repurchase at a future date. See Note 13 to the Consolidated Financial Statements for additional information.

Credit Ratings - Historical DuPont
At April 30, 2019, Historical DuPont's credit ratings were: A- for a long-term rating and A-2 for a short-term rating with a Stable outlook from Standard & Poor’s; A3 for a long-term rating and P-2 for a short-term rating with a Stable outlook from Moody’s Investors Service; and A for a long-term rating and F1 for a short-term rating with a Stable outlook from Fitch Ratings. Downgrades in Historical DuPont's credit ratings would increase borrowing costs on certain indentures and could impact its ability to access debt capital markets.

Debt
The Company’s public debt instruments and primary, private credit agreements (collectively "Debt Instruments") reside with DowDuPont, as well as Historical Dow and Historical DuPont (together, the "Subsidiaries"). See Note 13 to the Consolidated Financial Statements for information related to the Subsidiaries' notes payable and long-term debt activity since December 31, 2018, including debt retired and issued. The following table reflects the debt of DowDuPont and the Subsidiaries:

Total Debt	Mar 31, 2019				Dec 31, 2018
In millions	DowDuPont[1]	Historical Dow	Historical DuPont	Total	DowDuPont[1]	Historical Dow	Historical DuPont	Total
Notes payable	$—	$317	$2,678	$2,995	$—	$302	$1,863	$2,165
Long-term debt due within one year	—	2,369	1,640	4,009	—	340	297	637
Long-term debt	12,599	17,160	5,207	34,966	12,596	19,254	5,812	37,662
Total debt	$12,599	$19,846	$9,525	$41,970	$12,596	$19,896	$7,972	$40,464

1.	Represents the DowDuPont holding company.

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

On March 22, 2019, Historical DuPont issued notices of redemption in full of all of its outstanding notes (the “Make Whole Notes”) listed in the table below:

(in millions)	Amount
4.625% Notes due 2020	$474
3.625% Notes due 2021	296
4.250% Notes due 2021	163
2.800% Notes due 2023	381
6.500% Debentures due 2028	57
5.600% Senior Notes due 2036	42
4.900% Notes due 2041	48
4.150% Notes due 2043	69
Total	$1,530

The Make Whole Notes were redeemed on April 22, 2019, at the make-whole redemption prices set forth in the respective Make Whole Notes. On and after the date of redemption, the Make Whole Notes were no longer deemed outstanding, interest on the Make Whole Notes ceased to accrue and all rights of the holders of the Make Whole Notes were terminated.

In connection with the expected announcement of the record date for the intended Corteva Distribution, Historical DuPont will be required to mail a notice of redemption to holders of the $1,250 million aggregate principal amount of 2.200 percent Notes due 2020 and $750 million aggregate principal amount of Floating Rate Notes due 2020 (collectively, the “SMR Notes”) setting forth the date of redemption of the SMR Notes. On the date of redemption, Historical DuPont will be required to redeem all of the SMR Notes at a redemption price equal to 100 percent of the aggregate principal amount of the SMR Notes plus accrued and unpaid interest, if any, up to but excluding the date of redemption. Following the redemption, the SMR Notes will no longer be outstanding and will cease to bear interest and all rights of the holders of the SMR Notes will terminate.

The Company expects to finance Historical DuPont’s redemption of the SMR Notes with cash from operations and the remaining proceeds from both the DWDP Term Loan Facilities and DowDuPont Notes, as well as other sources of liquidity. To achieve the intended credit profiles of Corteva and DuPont, DowDuPont expects to further de-lever Historical DuPont prior to the Corteva Distribution. In connection with both of these actions, the Company expects to issue commercial paper in the second quarter 2019. The final amount of the Company’s commercial paper issuance will depend on a number of factors including results of operations, market conditions and capital structure considerations.

Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The DowDuPont Notes also contain customary default provisions. In addition, the Company will be required to redeem all of the DowDuPont Notes at a redemption price equal to 101 percent of the principal amount of such series of DowDuPont Notes, plus accrued and unpaid interest to, but excluding, the redemption date if each of the separations and distributions has not been completed on or before May 1, 2020, or, if prior to such date, DowDuPont has abandoned the intended Corteva Distribution.

The Debt Instruments of the Subsidiaries contain, among other provisions, certain customary restrictive covenant and default provisions. Historical Dow’s Revolving Credit Agreement contains a financial covenant that Historical Dow must maintain its ratio of consolidated indebtedness to its consolidated capitalization at no greater than 0.65 to 1.00 at any time the aggregate outstanding amount of loans under Historical Dow’s Revolving Credit Agreement equals or exceeds $500 million. The ratio of Historical Dow’s consolidated indebtedness to its consolidated capitalization was 0.41 to 1.00 at March 31, 2019. Historical DuPont’s Term Loan Facility and RCF contain a financial covenant requiring that the ratio of total indebtedness to total capitalization for Historical DuPont and its consolidated subsidiaries not exceed 0.6667 to 1.00. At March 31, 2019, management believes each of the Subsidiaries were in compliance with all of their respective covenants and default provisions. For additional information on the Subsidiaries' debt covenants and default provisions, see Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Dividends
On February 14, 2019, the Company announced that its Board declared a dividend of $0.38 per share, paid on March 15, 2019, to shareholders of record on February 28, 2019. On March 8, 2019, the Company announced that its Board declared a dividend of $325 million ($0.14 per share) in the aggregate on a pro rata basis, payable on May 28, 2019, to shareholders of record on April 26, 2019.

Share Repurchase Programs
On November 1, 2018, the Company announced a new $3.0 billion share buyback program. The Company spent $1.4 billion in the fourth quarter of 2018 and spent the remaining $1.6 billion in the first quarter of 2019, thereby completing this share repurchase program.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension Plans
DowDuPont expects to make additional contributions in the aggregate of about $500 million by year-end 2019 to its pension plans other than the principal U.S. pension plan. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
DowDuPont Cost Synergy Program
The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $650 million to $700 million, primarily by the end of 2019, consisting of severance and related benefit costs and costs associated with exit and disposal activities, including environmental remediation (see Note 5 to the Consolidated Financial Statements). The Company expects to incur additional costs in the future related to its restructuring activities. Future costs are expected to include demolition costs related to closed facilities and restructuring plan implementation costs; these costs will be recognized as incurred. The Company also expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Contractual Obligations
Information related to the Company’s contractual obligations, commercial commitments and expected cash requirements for interest can be found in the Company's 2018 Annual Report on Form 10-K, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Additional information related to these obligations can be found in Notes 15, 16 and 19 to the Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K. With the exception of increased borrowings under the Historical DuPont Term Loan Facility, in the first quarter of 2019, there have been no material changes in the Company's contractual obligations since December 31, 2018. See Note 13 to the interim Consolidated Financial Statements for further discussion of the Historical DuPont Term Loan Facility.

Off-balance Sheet Arrangements
Off-balance sheet arrangements are obligations the Company has with nonconsolidated entities related to transactions, agreements or other contractual arrangements. The Company holds variable interests in joint ventures accounted for under the equity method of accounting. The Company is not the primary beneficiary of these joint ventures and therefore is not required to consolidate the entities (see Note 22 to the Consolidated Financial Statements).

Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Subsidiaries undertake an obligation to guarantee the performance of others if specific triggering events occur. The Subsidiaries had combined outstanding guarantees at March 31, 2019, of $4,753 million, compared with $4,778 million at December 31, 2018. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 14 to the Consolidated Financial Statements.

Fair Value Measurements
See Note 21 to the Consolidated Financial Statements for additional information concerning fair value measurements.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the Consolidated Financial Statements for a summary of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. DowDuPont’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 10-K. Since December 31, 2018, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates. See the discussion in this section for information regarding the valuation of assets and impairment considerations.

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

Asbestos-Related Claim Activity	2019	2018
Claims unresolved at Jan 1	12,780	15,427
Claims filed	1,383	1,932
Claims settled, dismissed or otherwise resolved	(1,569)	(3,026)
Claims unresolved at Mar 31	12,594	14,333
Claimants with claims against both Union Carbide and Amchem	(4,509)	(5,148)
Individual claimants at Mar 31	8,085	9,185

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

For additional information, see Asbestos-Related Matters of Union Carbide Corporation in Note 14 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Valuation of Assets and Impairment Considerations
As a result of the Merger and related acquisition method of accounting, Historical DuPont’s assets and liabilities were measured at fair value, and any declines in the projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets, particularly within the Agriculture and Specialty Products divisions, and therefore could result in an impairment.

In preparation for the intended Corteva Distribution, Historical DuPont completed the separation of the assets and liabilities related to its specialty products businesses (the “Historical DuPont Net SP Assets”) into separate legal entities. On May 1, 2019, Historical DuPont distributed those legal entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution triggers a re-assessment at the Historical DuPont level of the recoverability of goodwill and the overall carrying value of the Historical DuPont Net SP Assets.

In connection with the consummation of the intended Corteva Distribution, DowDuPont will assess the recoverability of the goodwill and the overall carrying value of the net assets of its agriculture business. In connection with DowDuPont’s Second Quarter Segment Realignments, the Company will reassess and may re-define its reporting units. See the Overview section of the MD&A for more information about the Second Quarter Segment Realignments.

Two of the Company’s current reporting units, Industrial Biosciences and Clean Technologies, are comprised solely of Historical DuPont assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger. These reporting units are considered at risk for impairment given the small margin of their respective fair values over their respective carrying values as of the date of the Company’s last annual impairment test. In addition, recent unfavorable market conditions slowed demand in the biomaterials business unit in Industrial Biosciences. The carrying amount of goodwill for the Industrial Biosciences and Clean Technologies reporting units at March 31, 2019 was $3,100 million and $461 million, respectively. As part of the Second Quarter Segment Realignments, the biomaterials business unit in Industrial Biosciences and the Clean Technologies reporting unit will be included in the Non-Core segment effective June 1, 2019.

DowDuPont will assemble and review updated financial projections, including any changes to key assumptions, in connection with the Internal SP Distribution, intended Corteva Distribution and Second Quarter Segment Realignments. In connection with this activity, the outcome of which is not currently known, it is possible that non-cash impairment charges could be recorded in second quarter 2019. There can be no assurance that such charges, if any, would not be material to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 20 to the Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2018 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

In connection with the Dow Distribution and the intended Corteva Distribution, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been or will be replicated, transferred or separated. The Company continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

DowDuPont Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 14 to the Consolidated Financial Statements.

Litigation
Pursuant to the Separation Agreement, as of the consummation of the Dow Distribution on April 1, 2019, the Historical Dow liabilities discussed below are liabilities of Dow Inc. and, accordingly, will be reflected as discontinued operations of the Company as of the second quarter 2019.

Historical Dow
Asbestos-Related Matters of Union Carbide Corporation ("Union Carbide"), a wholly owned subsidiary of Historical Dow
No material developments regarding this matter occurred in the first quarter of 2019. For a current status of this matter, see Note 14 to the Consolidated Financial Statements; and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Asbestos-Related Matters of Union Carbide Corporation.

Historical DuPont
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 14 to the Consolidated Financial Statements under the heading PFOA Matters.

Fayetteville Works Facility, Fayetteville, North Carolina
In August 2017, the U.S. Attorney’s Office for the Eastern District of North Carolina served Historical DuPont with a grand jury subpoena for testimony and the production of documents related to alleged discharges of GenX from the Fayetteville Works facility into the Cape Fear River. Historical DuPont has been served with additional subpoenas relating to the same issue and in the second quarter of 2018, received a subpoena expanding the scope to any perfluorinated chemicals and compounds (“PFCs”) discharged from the Fayetteville Works facility into the Cape Fear River. Additional information related to this matter is included in Note 14 to the Consolidated Financial Statements under the heading "DuPont Matters: Fayetteville Works Facility, North Carolina."

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

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934. Pursuant to the Separation Agreement, as of the consummation of the Dow Distribution on April 1, 2019, the Historical Dow liabilities discussed below are liabilities of Dow Inc. and, accordingly, will be reflected as discontinued operations of the Company as of the second quarter 2019.

Historical Dow
Freeport, Texas, Facility Matter
On July 7, 2018, Historical Dow received an informal notice that the EPA, Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous wastes at Historical Dow's Freeport, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. On March 4, 2019, the EPA and Historical Dow entered into a Consent Agreement and Final Order, which Historical Dow agreed to pay a fine of $260,349 and certify compliance with specified regulations with the EPA.

Union Carbide Matter - Seadrift, Texas
On March 5, 2019, Union Carbide received an informal notice that the EPA, Region 6 was contemplating filing a Notice of Violation with a proposed penalty for alleged violations uncovered during a prior inspection related to the management of hazardous materials at Union Carbide's Seadrift, Texas, manufacturing facility, pursuant to the Risk Management Plan requirements of the Clean Air Act. Discussions between the EPA and Union Carbide are ongoing.

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

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont and certain DowDuPont subsidiaries including Historical DuPont. Allegations against DowDuPont and its subsidiaries relate to former operations of Historical DuPont involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historic uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.”

Chemours has agreed, with reservations, to defend and indemnify Historical DuPont in this matter.

New Jersey Directive Pompton Lakes
On March 27, 2019, the NJDEP issued a Directive and Notice to Insurers for Natural Resource Damages at Pompton Lakes facility in New Jersey. The directive was issued to Historical DuPont and Chemours and it alleges that former operations at the facility by Historical DuPont have caused contamination and damage to surface and ground water, soils and sediments on and off the facility. The NJDEP is seeking $125,000 as reimbursement for the preparation of a natural resource damage assessment. Depending on the results of such assessment, the parties are notified that they may be required to pay for the restoration and replacement of any damage to such natural resources.

Chemours has agreed, with reservations, to defend and indemnify Historical DuPont in this matter.

ITEM 1A. RISK FACTORS
Inability to access the debt capital markets could impair DowDuPont's liquidity, business or financial condition.
DowDuPont’s primary sources of liquidity to finance operations, including dividends on its common stock, are cash through operations, including those conducted through its subsidiaries, including Historical DuPont, DowDuPont’s direct access to the debt capital markets, and through Historical DuPont’s access to the debt capital markets. In addition, Historical DuPont has relied and continues to rely on access to the debt capital markets to finance day-to-day and long-term operations. Any limitation on the Company’s ability to raise money in the debt markets could have a substantial negative effect on liquidity. Access to the debt capital markets could be impaired as a result of the existence of material nonpublic information about the intended Corteva Distribution and other potential factors, including factors that are not specific to the Company and its subsidiaries, such as a severe disruption of the financial markets and interest rate fluctuations.

Prior to the intended Corteva Distribution, the level and quality of the respective earnings, operations, business and management, among other things, of Historical DuPont will impact its credit ratings, costs and availability of financing and those of the combined Company. A decrease in the ratings assigned to DowDuPont or Historical DuPont by the ratings agencies may negatively impact access to the debt capital markets and increase the Company’s cost of borrowing. There can be no assurance that DowDuPont and Historical DuPont will maintain their current credit worthiness or prospective credit ratings. Any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets.

A detailed discussion of additional significant risks and uncertainties which may cause results and events to differ materially from is included in the section titled “Risk Factors” (Part I, Item 1A) of DowDuPont’s 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January 2019	15,721,888	$55.53	15,721,888	$706
February 2019	13,142,548	$53.70	13,142,548	$—
March 2019	—	$—	—	$—
First quarter 2019	28,864,436	$54.70	28,864,436	$—

1.	On November 1, 2018, the Company announced a new $3 billion share buyback program, which was completed in the first quarter of 2019.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1**
Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

3.1	The Amended and Restated Bylaws of DowDuPont Inc., effective as of April 1, 2019, incorporated by reference to Exhibit 3.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.1**
Tax Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.2**
Employee Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.2 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.3**
Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among DowDuPont Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.4**
Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among Dow Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.4 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

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

*Filed herewith
**Upon request of the U.S. Securities and Exchange Commission, (the “SEC”), DowDuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement; provided, however, that DowDuPont may omit confidential information pursuant to Item 601(b)(10) or request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

DowDuPont Inc. Trademark Listing

®™
DOW, KAPTON, Qrome, TYVEK AND KEVLAR are trademarks of The Dow Chemical Company ("Historical Dow") or E. I. du Pont de Nemours and Company ("Historical DuPont") or affiliated companies of Historical Dow or Historical DuPont.

DowDuPont Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOWDUPONT INC.
Registrant
Date: May 3, 2019

By:	/s/ JEANMARIE F. DESMOND
Name:	Jeanmarie F. Desmond
Title:	Chief Financial Officer
City:	Wilmington
State:	Delaware