Form 10-Q
period 2019-06-30
DuPont de Nemours, Inc.
filed 2019-08-06
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38196

DUPONT DE NEMOURS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-1224539
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

974 Centre Road	Building 730	Wilmington	Delaware	19805
(Address of Principal Executive Offices)				(Zip Code)

(302) 774-1000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DD	New York Stock Exchange

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

The registrant had 745,482,399 shares of common stock, $0.01 par value, outstanding at August 2, 2019.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2019

DuPont de Nemours, Inc.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. On June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”) (for certain events prior to June 1, 2019, the Company may be referred to as DowDuPont). Beginning on June 3, 2019, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "DD".

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on March 21, 2019 (the “Dow Distribution”). Dow's historical financial results for periods prior to April 1, 2019 are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations.

Effective as of 12:01 a.m. on June 1, 2019, the Company completed the previously announced separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution”). Corteva's historical financial results for periods prior to June 1, 2019 are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations.

Following the Corteva Distribution, DuPont holds the specialty products business. Unless otherwise indicated, the interim Consolidated Financial Statements and Notes thereto present the financial position of DuPont's continuing operations as of June 30, 2019 and December 31, 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included, as applicable, in the interim Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented.

FORWARD-LOOKING STATEMENTS
This communication contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target," and similar expressions and variations or negatives of these words.

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability and costs to achieve all the expected benefits from the Dow Distribution and the Corteva Distribution (together, the “Distributions”); (ii) restrictions under intellectual property cross license agreements entered into in connection with the Distributions; (iii) non-compete restrictions agreed in connection with the Distributions; (iv) the incurrence of significant costs in connection with the Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (v) risks related to indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; (vi) potential liability arising from fraudulent conveyance and similar laws in connection with the Distributions; (vii) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (viii) uncertainty as to the long-term value of DuPont common stock; (ix) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade and (x) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the Distributions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2019	2018	2019	2018
Net sales	$5,468	$5,857	$10,882	$11,454
Cost of sales	3,496	4,085	7,117	7,890
Research and development expenses	232	270	499	544
Selling, general and administrative expenses	642	768	1,368	1,570
Amortization of intangibles	252	266	508	531
Restructuring and asset related charges - net	137	46	208	99
Goodwill impairment charge	1,175	—	1,175	—
Integration and separation costs	347	428	958	793
Equity in earnings of nonconsolidated affiliates	49	54	89	111
Sundry income (expense) - net	(19)	82	65	(16)
Interest expense	165	—	316	—
(Loss) income from continuing operations before income taxes	(948)	130	(1,113)	122
Provision for income taxes on continuing operations	155	99	64	164
(Loss) income from continuing operations, net of tax	(1,103)	31	(1,177)	(42)
Income from discontinued operations, net of tax	566	1,773	1,212	2,983
Net (loss) income	(537)	1,804	35	2,941
Net income attributable to noncontrolling interests	34	35	85	79
Net (loss) income available for DuPont common stockholders	$(571)	$1,769	$(50)	$2,862

Per common share data:
(Loss) earnings per common share from continuing operations - basic	$(1.48)	$0.03	$(1.59)	$(0.09)
Income per common share from discontinued operations - basic	0.72	2.26	1.52	3.78
(Loss) earnings per common share - basic	$(0.76)	$2.29	$(0.07)	$3.69
(Loss) earnings per common share from continuing operations - diluted	$(1.48)	$0.03	$(1.59)	$(0.09)
Income per common share from discontinued operations - diluted	0.72	2.24	1.52	3.78
(Loss) earnings per common share - diluted	$(0.76)	$2.27	$(0.07)	$3.69

Weighted-average common shares outstanding - basic	749.0	769.6	749.6	771.0
Weighted-average common shares outstanding - diluted	749.0	774.5	749.6	771.0
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2019	2018	2019	2018
Net (loss) income	$(537)	$1,804	$35	$2,941
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	—	(14)	67	(39)
Cumulative translation adjustments	(38)	(2,393)	(135)	(1,060)
Pension and other post employment benefit plans	56	127	191	257
Derivative instruments	17	102	(58)	119
Total other comprehensive income (loss)	35	(2,178)	65	(723)
Comprehensive (loss) income	(502)	(374)	100	2,218
Comprehensive income attributable to noncontrolling interests, net of tax	41	2	98	40
Comprehensive (loss) income attributable to DuPont	$(543)	$(376)	$2	$2,178
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	June 30, 2019	Dec 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,661	$8,548
Marketable securities	8	29
Accounts and notes receivable - net	4,214	3,391
Inventories	4,390	4,107
Other current assets	350	305
Assets of discontinued operations	—	110,275
Total current assets	10,623	126,655
Investments
Investments in nonconsolidated affiliates	1,653	1,745
Other investments	29	28
Noncurrent receivables	36	47
Total investments	1,718	1,820
Property, plant and equipment - net of accumulated depreciation (June 30, 2019 - $4,667; December 31, 2018 - $4,199)	9,806	9,917
Other Assets
Goodwill	33,330	34,496
Other intangible assets	14,150	14,655
Deferred income tax assets	219	178
Deferred charges and other assets	997	134
Total other assets	48,696	49,463
Total Assets	$70,843	$187,855
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$1,621	$15
Accounts payable	3,020	2,619
Income taxes payable	164	115
Accrued and other current liabilities	1,652	1,129
Liabilities of discontinued operations	—	69,434
Total current liabilities	6,457	73,312
Long-Term Debt	15,608	12,624
Other Noncurrent Liabilities
Deferred income tax liabilities	3,662	3,912
Pension and other post employment benefits - noncurrent	1,102	1,343
Other noncurrent obligations	1,438	764
Total other noncurrent liabilities	6,202	6,019
Total Liabilities	$28,267	$91,955
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2019: 747,443,517 shares; 2018: 784,143,433 shares)	7	8
Additional paid-in capital	51,129	81,976
(Accumulated deficit) Retained earnings	(8,299)	30,257
Accumulated other comprehensive loss	(831)	(12,394)
Unearned ESOP shares	—	(134)
Treasury stock at cost (2019: 0 shares; 2018: 27,817,518 shares)	—	(5,421)
Total DuPont's stockholders' equity	42,006	94,292
Noncontrolling interests	570	1,608
Total equity	42,576	95,900
Total Liabilities and Equity	$70,843	$187,855
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2019	2018
Operating Activities
Net income	$35	$2,941
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,163	2,980
Credit for deferred income tax	(535)	(182)
Earnings of nonconsolidated affiliates less than dividends received	733	199
Net periodic pension benefit (credit) cost	(53)	56
Pension contributions	(463)	(500)
Net gain on sales of assets, businesses and investments	(55)	(67)
Restructuring and asset related charges - net	482	451
Goodwill impairment charge	1,175	—
Amortization of merger-related inventory step-up	253	1,385
Other net loss	274	466
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,535)	(4,454)
Inventories	302	(215)
Accounts payable	(695)	65
Other assets and liabilities, net	(1,132)	(3,172)
Cash used for operating activities	(51)	(47)
Investing Activities
Capital expenditures	(1,800)	(1,586)
Investment in gas field developments	(25)	(46)
Proceeds from sales of property and businesses, net of cash divested	126	96
Distributions and loan repayments from nonconsolidated affiliates	—	55
Proceeds from sale of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(192)	(1,891)
Proceeds from sales and maturities of investments	228	2,328
Proceeds from interests in trade accounts receivable conduits	—	656
Other investing activities, net	(15)	(2)
Cash used for investing activities	(1,657)	(390)
Financing Activities
Changes in short-term notes payable	2,517	800
Proceeds from issuance of long-term debt	4,005	254
Payments on long-term debt	(6,892)	(842)
Purchases of treasury stock	(1,681)	(2,000)
Proceeds from issuance of Company stock	67	142
Employee taxes paid for share-based payment arrangements	(76)	(118)
Distributions to noncontrolling interests	(12)	(79)
Dividends paid to stockholders	(1,165)	(1,755)
Cash held by Dow and Corteva at the respective Distributions	(7,315)	—
Debt extinguishment costs	(104)	—
Other financing activities, net	(5)	(4)
Cash used for financing activities	(10,661)	(3,602)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	48	(171)
Decrease in cash, cash equivalents and restricted cash	(12,321)	(4,210)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,591	4,441
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	5,431	9,574
Cash, cash equivalents and restricted cash at beginning of period	14,022	14,015
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,701	1,844
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	7,961
Cash, cash equivalents and restricted cash at end of period	$1,701	$9,805
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2019 and 2018

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$8	$81,272	$28,931	$(8,972)	$(189)	$(1,000)	$1,597	$101,647
Adoption of accounting standards	—	—	996	(1,037)	—	—	—	(41)
Net income	—	—	2,862	—	—	—	79	2,941
Other comprehensive loss	—	—	—	(723)	—	—	(39)	(762)
Dividends ($2.27 per common share)	—	—	(2,629)	—	—	—	—	(2,629)
Common stock issued/sold	—	142	—	—	—	—	—	142
Stock-based compensation and allocation of ESOP shares	—	285	—	—	44	—	—	329
Distributions to non-controlling interests	—	—	—	—	—	—	(73)	(73)
Purchases of treasury stock	—	—	—	—	—	(2,000)	—	(2,000)
Other	—	—	(18)	—	—	—	56	38
Balance at June 30, 2018	$8	$81,699	$30,142	$(10,732)	$(145)	$(3,000)	$1,620	$99,592

Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	(50)	—	—	—	85	35
Other comprehensive income	—	—	—	65	—	—	13	78
Dividends ($1.86 per common share)	—	(224)	(1,165)	—	—	—	—	(1,389)
Common stock issued/sold	—	67	—	—	—	—	—	67
Stock-based compensation and allocation of ESOP shares	—	153	—	—	29	—	—	182
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Purchases of treasury stock	—	—	—	—	—	(1,681)	—	(1,681)
Retirement of treasury stock	—	—	(7,102)	—	—	7,102	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105	—	(1,124)	(50,487)
Other	(1)	—	(5)	—	—	—	—	(6)
Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$—	$570	$42,576
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2019 and 2018

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2018	$8	$81,533	$29,075	$(7,497)	$(150)	$(2,000)	$1,664	$102,633
Adoption of accounting standards	—	—	1,057	(1,057)	—	—	—	—
Net income	—	—	1,769	—	—	—	35	1,804
Other comprehensive loss	—	—	—	(2,178)	—	—	(33)	(2,211)
Dividends ($1.14 per common share)	—	—	(1,749)	—	—	—	—	(1,749)
Common stock issued/sold	—	34	—	—	—	—	—	34
Stock-based compensation and allocated ESOP shares	—	132	—	—	5	—	—	137
Distributions to non-controlling interests	—	—	—	—	—	—	(46)	(46)
Purchases of treasury stock	—	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	(10)	—	—	—	—	(10)
Balance at June 30, 2018	$8	$81,699	$30,142	$(10,732)	$(145)	$(3,000)	$1,620	$99,592

Balance at March 31, 2019	$8	$82,141	$29,486	$(12,364)	$(105)	$(7,000)	$1,654	$93,820
Net loss	—	—	(571)	—	—	—	34	(537)
Other comprehensive income	—	—	—	35	—	—	7	42
Dividends ($0.30 per common share)	—	(224)	11	—	—	—	—	(213)
Common stock issued/sold	—	4	—	—	—	—	—	4
Stock-based compensation and allocation of ESOP shares	—	51	—	—	—	—	—	51
Distributions to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Purchases of treasury stock	—	—	—	—	—	(102)	—	(102)
Retirement of treasury stock	—	—	(7,102)	—	—	7,102	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105		(1,124)	(50,487)
Other	(1)	—	—	—		—	—	(1)
Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$—	$570	$42,576
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, collectively referred to as the “2018 Annual Report.” The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Basis of Presentation
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Dow was determined to be the accounting acquirer in the Merger.

Except as otherwise indicated by the context, the term "Historical Dow" includes Historical Dow and its consolidated subsidiaries, "Historical EID" includes Historical EID and its consolidated subsidiaries, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of Historical Dow.

Spin-Offs
Effective as of 5:00 p.m. on April 1, 2019, the Company completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont common stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”).

Effective as of 12:01 a.m. on June 1, 2019, the Company completed the previously announced separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, DuPont holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont." Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

These interim Consolidated Financial Statements present the financial position of DuPont as of June 30, 2019 and December 31, 2018 and the results of operations of DuPont for the three and six months ended June 30, 2019 and 2018 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

Reverse Stock Split
On June 1, 2019, immediately following the Corteva Distribution, the Company completed a 1-for-3 reverse stock split of DuPont's outstanding common stock (the "Reverse Stock Split") and as a result, DuPont common stockholders now hold one share of common stock of DuPont for every three shares held prior to the Reverse Stock Split. The authorized number of shares of common stock was reduced from 5,000,000,000 shares to 1,666,666,667 shares, par value remained $0.01 per share. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these interim Consolidated Financial Statements have been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split. The retroactive adjustments resulted in the reclassification of $16 million from "Common stock" to "Additional paid-in capital" in the interim Condensed Consolidated Balance Sheets for all periods presented.

Significant Accounting Policies
The Company updated its accounting policy for leases since the issuance of its 2018 Annual Report as a result of the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" in the first quarter of 2019. After the completion of the Distributions, the Company updated its accounting policy for inventories. See Note 1, "Summary of Significant Accounting Policies," to the 2018 Annual Report for more information on DuPont's other significant accounting policies.

Leases
The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the interim Condensed Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the interim Condensed Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment - net" and the corresponding lease liabilities are included in "Short-term borrowings and finance lease obligations" and "Long-term debt" on the interim Condensed Consolidated Balance Sheets.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the interim Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

See Notes 2 and 16 for additional information regarding the Company's leases.

Inventories
Prior to the Corteva Distribution, the Company recorded inventory under the last-in, first-out ("LIFO"), first-in, first-out and average cost methods. During the second quarter, effective after the Corteva Distribution, DuPont elected to change the method of accounting for inventories of the specialty products business recorded under the LIFO method to the average cost method. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. See Note 10 for more information regarding the change in inventory accounting method.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), and associated ASUs related to Topic 842, which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases, and recognition, presentation and measurement in the financial statements depends on whether the lease is classified as a finance or operating lease. In addition, the new guidance requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. Lessor accounting remains largely unchanged from previous U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance, referred to as "Topic 606," issued in 2014.

The Company adopted the new standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The Company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 (Leases). In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and accounts for nonlease and lease components in a contract as a single component for all asset classes. The following table summarizes the impact of adoption to the consolidated balance sheet:

Summary of Changes to the Consolidated Balance Sheet	As Reported Dec 31, 2018 [1]	Effect of Adoption of ASU 2016-02	Updated Jan 1, 2019
In millions
Assets
Deferred charges and other assets	$134	$584	$718
Total other assets	$49,463	$584	$50,047
Assets of discontinued operations	$110,275	$2,787	$113,062
Total Assets	$187,855	$3,371	$191,226
Liabilities
Accrued and other current liabilities	$1,129	$156	$1,285
Total current liabilities	$73,312	$156	$73,468
Other noncurrent obligations	$764	$428	$1,192
Total other noncurrent liabilities	$6,019	$428	$6,447
Liabilities of discontinued operations	$69,434	$2,715	$72,149
Total Liabilities	$91,955	$3,299	$95,254
Stockholders' Equity
Retained earnings [2]	$30,257	$72	$30,329
DuPont's stockholders' equity	$94,292	$72	$94,364
Total equity	$95,900	$72	$95,972
Total Liabilities and Equity	$187,855	$3,371	$191,226
1.The as reported December 31, 2018 information has been updated to reflect the impact of the reverse stock split and the change in accounting policy discussed in Note 1.
2. The net impact to retained earnings was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction.

The adoption of the new guidance did not have a material impact on the Company's interim Consolidated Statement of Operations and had no impact on the interim Consolidated Statement of Cash Flows.

Accounting Guidance Issued But Not Adopted at June 30, 2019
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is part of the FASB disclosure framework project to improve the effectiveness of disclosures in the notes to the financial statements. The amendments in the new guidance remove, modify and add certain disclosure requirements related to fair value measurements covered in ASC 820, Fair Value Measurement. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the requirements that modify or eliminate the disclosure requirements, with certain requirements applied prospectively, and all other requirements applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350, Intangibles - Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance and does not expect there to be a significant impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated in November 2018 and May 2019.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Consolidated Financial Statements and related disclosures.

NOTE 3 - DIVESTITURES
Separation Agreements
In connection with the Dow Distribution and the Corteva Distribution, the Company has entered into certain agreements that, among other things, effect the separations, provide for the allocation of assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DuPont, Dow, and Corteva (together, the “Parties” and each a “Party”), and provide a framework for DuPont’s relationship with Dow and Corteva following the Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

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

•
Intellectual Property Cross-License Agreement - DuPont entered into an Intellectual Property Cross-License Agreement with Dow (the “DuPont-Dow IP Cross-License Agreement”). The DuPont-Dow IP Cross-License Agreement sets forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

In addition to the agreements above, DuPont has entered into certain various supply agreements with Dow. These agreements provide for different pricing than the historical intercompany and intracompany practices prior to the Distributions.

Effective June 1, 2019, in connection with the Corteva Distribution, DuPont and Corteva entered into the following agreements:

•
Intellectual Property Cross-License Agreement - DuPont and Corteva entered into an Intellectual Property Cross-License Agreement (the “DuPont-Corteva IP Cross-License Agreement”). The DuPont-Corteva IP Cross-License Agreement sets forth the terms and conditions under which the applicable parties may use in their respective businesses, following the Corteva Distribution, certain know-how (including trade secrets), copyrights, software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

•
Letter Agreement - The Company entered into a letter agreement (the "Letter Agreement") with Corteva that sets forth certain additional terms and conditions related to the Corteva Distribution, including certain limitations on DuPont’s and Corteva's ability to transfer certain businesses and assets to third parties without assigning certain of such Party’s indemnification obligations under the Separation and Distribution Agreement to the other Party to the transferee of such businesses and assets or meeting certain other alternative conditions. The Letter Agreement further outlines the allocation between DuPont and Corteva of liabilities associated with certain legal and environmental matters, including liabilities associated with discontinued and/or divested operations and businesses of Historical EID. See Note 15 for more information regarding the allocation.

•
Amended and Restated Tax Matters Agreement - The Parties entered into an amendment and restatement of the Tax Matters Agreement, between DuPont, Corteva and Dow, effective as of April 1, 2019 (as so amended and restated, the “Amended and Restated Tax Matters Agreement”). The Amended and Restated Tax Matters Agreement governs the Parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. The Parties amended and restated the Tax Matters Agreement in connection with the Corteva Distribution in order to allocate between DuPont and Corteva certain rights and obligations of the Company provided in the original form of the Tax Matters Agreement. See Note 7 for additional information on the Tax Matters Agreement and the Amended and Restated Tax Matters Agreement.

Materials Science Division
On April 1, 2019, DowDuPont completed the separation of its Materials Science businesses, including the businesses and operations that comprised the Company's former Performance Materials & Coating, Industrial Intermediates & Infrastructure and the Packaging & Specialty Plastics segments, (the "Materials Science Division") through the consummation of the Dow Distribution.

On April 1, 2019, prior to the Dow Distribution, the Company contributed $2,024 million in cash to Dow.

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

	Three Months Ended	Six Months Ended
In millions	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$12,750	$10,867	$24,890
Cost of sales	10,266	8,917	20,055
Research and development expenses	188	163	361
Selling, general and administrative expenses	370	329	704
Amortization of intangibles	116	116	235
Restructuring and asset related charges - net	42	157	128
Integration and separation costs	32	44	53
Equity in earnings of nonconsolidated affiliates	194	(13)	395
Sundry income (expense) - net	21	99	117
Interest expense	263	240	524
Income from discontinued operations before income taxes	1,688	987	3,342
Provision for income taxes on discontinued operations	369	261	686
Income from discontinued operations, net of tax	1,319	726	2,656
Income from discontinued operations attributable to noncontrolling interests, net of tax	29	37	48
Income from discontinued operations attributable to DuPont stockholders, net of tax	$1,290	$689	$2,608

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Materials Science Division:

	Three Months Ended	Six Months Ended
In millions	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation and amortization	$698	$743	$1,407
Capital expenditures	$482	$597	$868

The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at December 31, 2018 related to the Material Science Division consist of the following:

Dec 31, 2018
In millions
Assets
Cash and cash equivalents	$2,723
Marketable securities	100
Accounts and notes receivable - net	8,839
Inventories	6,891
Other current assets	722
Investment in nonconsolidated affiliates	3,321
Other investments	2,646
Noncurrent receivables	358
Property, plant, and equipment - net	21,418
Goodwill	9,845
Other intangible assets - net	4,225
Deferred income tax assets	2,197
Deferred charges and other assets	742
Total assets of discontinued operations	$64,027
Liabilities
Short-term borrowings and finance lease obligations	$636
Accounts payable	6,867
Income taxes payable	557
Accrued and other current liabilities	2,931
Long-Term Debt	19,254
Deferred income tax liabilities	917
Pension and other post employment benefits - noncurrent	8,929
Asbestos-related liabilities - noncurrent	1,142
Other noncurrent obligations	4,706
Total liabilities of discontinued operations	$45,939

Agriculture Division
On June 1, 2019, the Company completed the separation of its Agriculture business, including the businesses and operations that comprised the Company's former Agriculture segment (the "Agriculture Division"), through the consummation of the Corteva Distribution.

In 2019, prior to the distribution of Corteva, the Company contributed $7,139 million in cash to Corteva, a portion of which was used to retire indebtedness of Historical EID.

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$3,776	$5,638	$7,144	$9,411
Cost of sales	2,026	3,622	4,218	6,352
Research and development expenses	183	345	470	666
Selling, general and administrative expenses	677	795	1,294	1,373
Amortization of intangibles	74	106	176	196
Restructuring and asset related charges - net	58	101	117	224
Integration and separation costs	272	98	430	169
Equity in earnings of nonconsolidated affiliates	(3)	2	(4)	1
Sundry income (expense) - net	(7)	75	58	192
Interest expense	28	97	91	186
Income from discontinued operations before income taxes	448	551	402	438
Provision for income taxes on discontinued operations	48	97	82	106
Income from discontinued operations, net of tax	$400	$454	$320	$332
Income from discontinued operations attributable to noncontrolling interests, net of tax	25	8	35	20
Income from discontinued operations attributable to DuPont stockholders, net of tax	$375	$446	$285	$312

Restructuring Charges related to the Agriculture Division
Restructuring charges associated with the Agriculture Division were designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The complete DowDuPont Agriculture Division Restructuring Program is included in the results of operations of the Agriculture Division within discontinued operations, as well as restructuring charges related to the DowDuPont Cost Synergy Program related to the Agriculture Division.

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation and amortization	$136	$246	$385	$470
Capital expenditures	$161	$94	$383	$207

The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at December 31, 2018 related to the Agriculture Division consist of the following:

Dec 31, 2018
In millions
Assets
Cash and cash equivalents	$2,211
Marketable securities	5
Accounts and notes receivable - net	5,109
Inventories	5,259
Other current assets	1,000
Investment in nonconsolidated affiliates	138
Other investments	27
Noncurrent receivables	72
Property, plant and equipment - net	4,543
Goodwill	14,691
Other intangible assets - net	12,055
Deferred income tax assets	(651)
Deferred charges and other assets	1,789
Total assets of discontinued operations	$46,248
Liabilities
Short-term borrowings and finance lease obligations	$2,151
Accounts payable	3,627
Income taxes payable	185
Accrued and other current liabilities	3,883
Long-Term Debt	5,784
Deferred income tax liabilities	520
Pension and other post employment benefits - noncurrent	5,637
Other noncurrent obligations	1,708
Total liabilities of discontinued operations	$23,495

Indemnifications
Pursuant to the Separation and Distribution Agreement and the Letter Agreement, DuPont indemnifies both Dow and Corteva against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At June 30, 2019, the indemnified assets are $172 million within "Accounts and notes receivable, net" and $166 million within "Deferred charges and other assets" offset by the corresponding liabilities of $127 million within "Accrued and other current liabilities" and $96 million within "Other noncurrent obligations."

For additional information regarding treatment of litigation and environmental related matters under the Separation and Distribution Agreement and the Letter Agreement refer to Note 15.

Other Discontinued Operations Activity
For the three and six months ended June 30, 2019, the Company recorded "Income from discontinued operations, net of tax" of $86 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses and $80 million related to changes in accruals for certain prior year tax positions related to the divested crop protection business and research and development assets of Historical EID.

Integration and Separation Costs
Integration and separation costs for continuing operations to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Distributions. These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Integration and separation costs	$347	$428	$958	$793

NOTE 4 - REVENUE
Revenue Recognition
Products
Substantially all of DuPont's revenue is derived from product sales. Product sales consist of sales of DuPont's products to supply manufacturers and distributors. DuPont considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and business or major product line and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. On June 1, 2019, the Company realigned certain businesses resulting in changes to its management and reporting structure, including the creation of a new Non-Core segment ("Second Quarter Segment Realignment") (refer to Note 23 for additional details). In conjunction with the Second Quarter Segment Realignment, DuPont made the following changes to its major product lines:

•	Realigned its product lines within Nutrition & Biosciences as Food & Beverage, Health & Biosciences, and Pharma Solutions;

•
Renamed its product lines within Transportation & Industrial (formerly known as Transportation & Advanced Polymers) as Mobility Solutions, Healthcare & Specialty, and Industrial & Consumer (formerly known as Engineering Polymers, Performance Solutions, and Performance Resins, respectively); and

•	Realigned and renamed its product lines within Safety & Construction as Safety Solutions, Shelter Solutions, and Water Solutions.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Advanced Printing	$121	$136	$240	$258
Display Technologies	74	82	159	142
Interconnect Solutions	282	298	520	579
Semiconductor Technologies	381	405	764	806
Electronics & Imaging	$858	$921	$1,683	$1,785
Food & Beverage	$746	$783	$1,501	$1,527
Health & Biosciences	604	618	1,174	1,236
Pharma Solutions	208	220	418	435
Nutrition & Biosciences	$1,558	$1,621	$3,093	$3,198
Mobility Solutions	$588	$648	$1,213	$1,269
Healthcare & Specialty	388	424	772	830
Industrial & Consumer	293	345	601	696
Transportation & Industrial	$1,269	$1,417	$2,586	$2,795
Safety Solutions	$657	$639	$1,322	$1,251
Shelter Solutions	398	471	755	894
Water Solutions	286	262	547	491
Safety & Construction	$1,341	$1,372	$2,624	$2,636
Biomaterials	$53	$74	$112	$144
Clean Technologies	76	79	141	153
DuPont Teijin Films	42	51	79	98
Photovoltaic & Advanced Materials	230	283	484	571
Sustainable Solutions	41	39	80	74
Non-Core	$442	$526	$896	$1,040
Total	$5,468	$5,857	$10,882	$11,454

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
U.S. & Canada	$1,826	$1,857	3,602	3,643
EMEA [1]	1,291	1,492	2,671	2,957
Asia Pacific	2,034	2,178	3,979	4,211
Latin America	317	330	630	643
Total	$5,468	$5,857	$10,882	$11,454

1.	Europe, Middle East and Africa.

Contract Balances
From time to time, the Company enters into arrangements in which it receives payments from customers based upon contractual billing schedules. The Company records accounts receivables when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities primarily reflect deferred revenue from advance payment for product that the Company has received from customers. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue.

Revenue recognized in the first six months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $25 million (approximately $23 million in the first six months of 2018). The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	June 30, 2019	Dec 31, 2018
In millions
Accounts and notes receivable - trade [1]	$3,346	$2,960
Contract assets - current [2]	$38	$48
Deferred revenue - current [3]	$106	$71
Deferred revenue - noncurrent [4]	$15	$7

1.	Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.

2.	Included in "Other current assets" in the Condensed Consolidated Balance Sheets.

3.	Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.

4.	Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $137 million and $208 million in the three and six months ended June 30, 2019 ($46 million and $99 million for the three and six months ended June 30, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations and consist primarily of the following:

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company expects to record total pre-tax restructuring charges of $85 million to $130 million, comprised of approximately $55 million to $80 million of severance and related benefits costs; $30 million to $45 million of asset related charges; and up to $5 million of costs related to contract terminations. For the three and six months ended June 30, 2019, DuPont recorded a pre-tax charge of $53 million, recognized in "Restructuring and asset related charges - net" in the Company's interim Consolidated Statement of Operations comprised of $50 million of severance and related benefit costs and $3 million of asset related charges. The Company expects actions related to this program to be substantially complete by mid-2020. At June 30, 2019, total liabilities related to the program were $50 million for severance and related benefit costs.

The following table details restructuring charges recorded at our reportable segments for the three and six months ended June 30, 2019:

2019 Restructuring Program Charges by Segment	Three and Six Months Ended June 30, 2019
In millions
Electronics & Imaging	$7
Nutrition & Biosciences	14
Transportation & Industrial	12
Safety & Construction	17
Non-Core	—
Corporate	3
Total	$53

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions of Dow and Corteva. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Sciences Divisions are reflected in discontinued operations. The Company has recorded pretax restructuring charges attributable to the continuing operations of DuPont of $466 million inception-to-date, consisting of severance and related benefit costs of $222 million, asset related charges of $184 million and contract termination charges of $60 million related to charges. The Company does not expect to incur further significant charges related to this program and the program is considered substantially complete at June 30, 2019.

The following tables summarize the charges incurred related to the DowDuPont Cost Synergy Program for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Severance and related benefit costs	$6	$37	$49	$77
Contract termination charges	—	3	16	15
Asset related charges	16	6	29	7
Total restructuring and asset related charges - net[1]	$22	$46	$94	$99

1.
The charge for the three and six months ended June 30, 2019 includes $21 million and $92 million which was recognized in "Restructuring and asset related charges - net" and $1 million and $2 million which was recognized in "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations.

DowDuPont Cost Synergy Program Charges by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Electronics & Imaging	$—	$1	$—	$2
Nutrition & Biosciences	8	—	35	—
Transportation & Industrial	—	—	—	(1)
Safety & Construction	3	12	5	19
Non-Core	1	(5)	—	(6)
Corporate [1]	10	38	54	85
Total	$22	$46	$94	$99

1.	Severance and related benefit costs were recorded at Corporate.

The following table summarized the activities related to the DowDuPont Cost Synergy Program.

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
In millions
Reserve balance at Dec 31, 2018	$126	$16	$—	$142
2019 restructuring charges	49	16	29	94
Charges against the reserve	—	—	(29)	(29)
Cash payments	(55)	(28)	—	(83)
Reserve balance at June 30, 2019	$120	$4	$—	$124

At June 30, 2019, $107 million was included in "Accrued and other current liabilities" ($129 million at December 31, 2018) and $17 million was included in "Other noncurrent obligations" ($13 million at December 31, 2018) in the interim Condensed Consolidated Balance Sheets.

Equity Method Investment Impairment Related Charges
In preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID distributed the SP Legal Entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to equity method investments held by the Company as of May 1, 2019. The Company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the Nutrition & Biosciences segment. Based on updated projections, the Company determined the fair value of the equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Nutrition & Biosciences segment. See Notes 13 and 22 for additional information.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Non-operating pension and other post employment benefit credits	$18	$28	$39	$55
Interest income	9	11	49	21
Net gain on sales of other assets and investments [1]	10	—	63	6
Foreign exchange (losses) gains, net [2]	(17)	53	(78)	(122)
Net loss on divestiture and changes in joint venture ownership	—	(21)	—	(21)
Miscellaneous income (expenses) - net [3]	(39)	11	(8)	45
Sundry income (expense) - net	$(19)	$82	$65	$(16)

1.	The six months ended June 30, 2019 includes a $51 million gain related to a sale of assets within the Electronics & Imaging product lines.

2.	Includes a $50 million foreign exchange loss for the six months ended June 30, 2018 related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

3.
Miscellaneous income and expenses - net, for the three months and six months ended June 30, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement. The miscellaneous income for the three month and six month ended 2018 primarily relates to legal settlements.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business including, but not limited to, legal matters and other agreements. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the distribution of Corteva, DuPont continues to be responsible for funding the portion of the Trust related to the DuPont employees. At June 30, 2019, the Company had restricted cash of $40 million ($43 million at December 31, 2018) included in "Other current assets" in the interim Condensed Consolidated Balance Sheets which was completely attributed to the Trust.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,652 million at June 30, 2019 and $1,129 million at December 31, 2018. Accrued payroll, which is a component of "Accrued and other current liabilities," was $366 million at June 30, 2019 and $506 million at December 31, 2018. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

NOTE 7 - INCOME TAXES
For periods between the Merger and the Distributions, DuPont's consolidated federal income tax group and consolidated tax return included the Dow and Corteva entities. Generally, the consolidated tax liability of the DuPont U.S. tax group for each year was apportioned among the members of the consolidated group in accordance with the terms of the Amended and Restated Tax Matters Agreement. DuPont, Corteva and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with the Amended and Restated Tax Matters Agreement.

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

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. For the three and six months ended June 30, 2018, the Company recorded a charge of $7 million and $24 million, respectively, to “Provision for income taxes on continuing operations" in the interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the Company's deferred tax balance.

•
For the six months ended June 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

During the first and second quarters of 2019, in connection with the Distributions, the Company repatriated certain funds from its foreign subsidiaries that were not needed to finance local operations or separation activities. For the first quarter of 2019, the Company recorded a tax charge of $10 million, associated with these repatriation activities to "Provision for income taxes on continuing operations." There were no charges associated with these repatriation activities in the second quarter of 2019. Beyond these repatriations, the Company continues to assert indefinite reinvestment related to certain investments in foreign subsidiaries.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2019 was (16.4) percent, compared with an effective tax rate of 76.2 percent for the second quarter of 2018. For the first six months of 2019, the effective tax rate on continuing operations was (5.8) percent, compared with 134.4 percent for the first six months of 2018. The negative tax rate in the second quarter of 2019 and for the first six months of 2019, was principally the result of the non-tax-deductible goodwill impairments impacting the Nutrition & Biosciences and Non-Core segments.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
On May 23, 2019, stockholders of DowDuPont approved a reverse stock split of the Company's common stock at a ratio of not less than 2-for-5 and not greater than 1-for-3, with the exact ratio determined by and subject to final approval of the Company’s board of directors. The board of directors approved the Reverse Stock Split with a ratio of 1 new share of DowDuPont common stock for 3 shares of current DowDuPont common stock with par value of $0.01 per share. The Reverse Stock Split became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

The following tables provide earnings per share calculations for the three and six months ended June 30, 2019 and 2018:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Loss) income from continuing operations, net of tax	$(1,103)	$31	$(1,177)	$(42)
Net income (loss) from continuing operations attributable to noncontrolling interests	9	(2)	13	11
Net income from continuing operations attributable to participating securities [1]	—	7	1	13
(Loss) income from continuing operations attributable to common stockholders	$(1,112)	$26	$(1,191)	$(66)
Income from discontinued operations, net of tax	566	1,773	1,212	2,983
Net income from discontinued operations attributable to noncontrolling interests	25	37	72	68
Income from discontinued operations attributable to common stockholders	541	1,736	1,140	2,915
Net (loss) income attributable to common stockholders	$(571)	$1,762	$(51)	$2,849

Earnings Per Share Calculations - Basic	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dollars per share
(Loss) income from continuing operations attributable to common stockholders	$(1.48)	$0.03	$(1.59)	$(0.09)
Income from discontinued operations, net of tax	0.72	2.26	1.52	3.78
Net (loss) income attributable to common stockholders	$(0.76)	$2.29	$(0.07)	$3.69

Earnings Per Share Calculations - Diluted	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dollars per share
(Loss) income from continuing operations attributable to common stockholders	$(1.48)	$0.03	$(1.59)	$(0.09)
Income from discontinued operations, net of tax	0.72	2.24	1.52	3.78
Net (loss) income attributable to common stockholders	$(0.76)	$2.27	$(0.07)	$3.69

Share Count Information	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Shares in millions
Weighted-average common shares - basic	749.0	769.6	749.6	771.0
Plus dilutive effect of equity compensation plans	—	4.9	—	—
Weighted-average common shares - diluted	749.0	774.5	749.6	771.0
Stock options and restricted stock units excluded from EPS calculations [2]	2.5	3.2	2.4	2.5

1.	Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	June 30, 2019	Dec 31, 2018
Accounts receivable – trade [1]	$3,288	$2,891
Notes receivable – trade	58	69
Other [2]	868	431
Total accounts and notes receivable - net	$4,214	$3,391

1.
Accounts receivable – trade is net of allowances of $9 million at June 30, 2019 and $10 million at December 31, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 10 - INVENTORIES

Inventories	June 30, 2019	Dec 31, 2018
In millions
Finished goods	$2,645	$2,599
Work in process	888	833
Raw materials	623	560
Supplies	234	115
Total inventories	$4,390	$4,107

Effective June 1, 2019, after the Corteva Distribution, the Company changed its method of valuing certain inventories of the specialty products business from the LIFO method to the average cost method. Management believes that the change in accounting is preferable as it results in a consistent method to value inventory across all regions of the business, it improves comparability with industry peers, and it more closely resembles the physical flow of inventory. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in an unfavorable adjustment to "(Accumulated Deficit) Retained Earnings" of $280 million as of January 1, 2018.  In addition, certain financial statement line items in the Company’s interim Consolidated Statement of Operations for the three and six months ended June 30, 2018 and interim Condensed Consolidated Balance Sheet as of December 31, 2018 were adjusted as follows:

Consolidated Statement of Operations	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Cost of sales	$4,086	$4,085	$(1)	$7,882	$7,890	$8
Provision for income taxes on continuing operations	$99	$99	$—	$162	$164	$2
Net income	$1,803	$1,804	$1	$2,951	$2,941	$(10)

Consolidated Balance Sheet	December 31, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Inventories	$4,472	$4,107	$(365)
Deferred income tax liabilities	$3,998	$3,912	$(86)
Retained earnings	$30,536	$30,257	$(279)

Basic and diluted earnings per share from continuing operations were not materially effected for the three and six months ended June 30, 2018, as a result of the above accounting policy change.

There was no impact on cash used by operating activities for prior year periods as a result of the above policy change.

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of March 31, 2019 and for the three months then ended:

Consolidated Statement of Operations	Three Months Ended March 31, 2019
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Cost of sales	$3,617	$3,621	$4
Benefit from income taxes on continuing operations	$(86)	$(91)	$(5)
Net income	$571	$572	$1

Consolidated Balance Sheet	March 31, 2019
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Inventories	$4,717	$4,348	$(369)
Deferred income tax liabilities	$3,679	$3,588	$(91)
Retained earnings	$29,764	$29,486	$(278)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of June 30, 2019 and for the three and six months then ended:

Consolidated Statement of Operations	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Cost of sales	$3,498	$3,496	$(2)	$7,115	$7,117	$2
Provision for income taxes on continuing operations	$152	$155	$3	$66	$64	$(2)
Net (loss) income	$(536)	$(537)	$(1)	$35	$35	$—

Consolidated Balance Sheet	June 30, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Inventories	$4,763	$4,390	$(373)
Deferred income tax liabilities	$3,750	$3,662	$(88)
Accumulated deficit	$(8,014)	$(8,299)	$(285)

Basic and diluted earnings per share from continuing operations were not materially effected for the three months ended March 31, 2019 nor for either the three or six months ended June 30, 2019, as a result of the above accounting policy change.

There was no impact on cash used by operating activities for current year periods as a result of the above policy change.

NOTE 11 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			June 30, 2019	Dec 31, 2018
In millions
Land and land improvements	0	-	25	$795	$944
Buildings	1	-	50	2,656	2,581
Machinery, equipment, and other	1	-	25	9,580	9,133
Construction in progress				1,442	1,458
Total property, plant and equipment				$14,473	$14,116
Total accumulated depreciation				$4,667	$4,199
Total property, plant and equipment - net				$9,806	$9,917

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Depreciation expense	$255	$285	$526	$571

NOTE 12 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the Condensed Consolidated Balance Sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	June 30, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$1,653	$1,745
Accrued and other current liabilities	(81)	(81)
Other noncurrent obligations	(635)	(495)
Net investment in nonconsolidated affiliates	$937	$1,169

Subsequent to the Distributions, the Company maintained an ownership interest in 22 nonconsolidated affiliates at June 30, 2019. The following table reflects the Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at June 30, 2019:

	Country	Ownership Interest
		6/30/2019
The HSC Group:
DC HSC Holdings LLC [1]	United States	50.0%
Hemlock Semiconductor L.L.C.	United States	50.1%

1.	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

HSC Group
The carrying value of the Company's investments in the HSC Group, which includes Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC, was adjusted as a result of the HSC Group's adoption of Topic 606 on January 1, 2019 in accordance with the effective date of Topic 606 for non-public companies. The resulting impact to the Company's investments in the HSC Group was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "(Accumulated Deficit) Retained earnings" of $183 million in the consolidated balance sheet at January 1, 2019. The following table reflects the carrying value of the HSC Group investments at June 30, 2019 and December 31, 2018:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	June 30, 2019	Dec 31, 2018
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(635)	$(495)
DC HSC Holdings LLC	Investment in nonconsolidated affiliates	$495	$535

The following is summarized financial information for the Company's significant nonconsolidated equity method investments. The amounts shown below represent 100 percent of these equity method investment’s results of operations:

Results of Operations	Six Months Ended
In millions	June 30, 2019	June 30, 2018
Revenues	$312	$400
Costs of good sold	$167	$258
Income from continuing operations	$135	$164
Net income attributed to entities	$119	$145

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2019 were as follows:

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2018 [1]	$6,960	$12,109	$6,967	$6,698	$1,762	$34,496
Impairments	—	(933)	—	—	(242)	(1,175)
Currency Translation Adjustment	(1)	(17)	8	(6)	—	(16)
Other Goodwill Adjustments	—	(13)	—	—	38	25
Balance at June 30, 2019	$6,959	$11,146	$6,975	$6,692	$1,558	$33,330

1.	Updated for changes in reportable segments effective in the second quarter of 2019. Refer to Note 23 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

In preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID completed the Internal SP Distribution. The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by its Historical EID existing reporting units as of May 1, 2019. Subsequent to the Corteva Distribution, on June 1, 2019, the Company realigned certain businesses resulting in changes to its management and reporting structure, including the creation of a new Non-Core segment. As part of the Second Quarter Segment Realignment, the Company assessed and re-defined certain reporting units effective June 1, 2019, including reallocation of goodwill on a relative fair value basis as applicable to new reporting units identified. Goodwill impairment analyses were then performed for reporting units impacted by the Second Quarter Segment Realignment.

In connection with the analyses described above, the Company recorded aggregate, pre-tax, non-cash impairment charges of $1,175 million for the three and six months ended June 30, 2019 impacting the Nutrition & Biosciences and Non-Core segments. As part of this analysis, the Company determined that the fair value of its Industrial Biosciences reporting unit was below carrying value resulting in a pre-tax, non-cash goodwill impairment charge of $933 million. The Industrial Biosciences reporting unit, part of the Nutrition & Biosciences segment prior to the Second Quarter Segment Realignment, was comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. Revised financial projections of the Industrial Biosciences reporting unit reflect unfavorable market conditions, driven by slowed demand in the biomaterials business unit which was realigned to the new Non-Core segment effective June 1, 2019, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections. The $242 million in goodwill impairment charges impacting the Non-Core segment also relates to multiple reporting units comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. The impairment charges impacting Non-Core were determined through utilization of the market approach which was considered most appropriate as the Company continues to evaluate strategic options for these businesses.

The Company analyses above using discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach (utilizes Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,342	$(1,179)	$3,163	$4,362	$(1,010)	$3,352
Trademarks/tradenames	1,244	(369)	875	1,245	(328)	917
Customer-related	9,007	(1,973)	7,034	9,029	(1,720)	7,309
Other	329	(120)	209	306	(114)	192
Total other intangible assets with finite lives	$14,922	$(3,641)	$11,281	$14,942	$(3,172)	$11,770
Intangible assets with indefinite lives:
IPR&D	$—	$—	$—	$15	$—	$15
Trademarks/tradenames	2,869	—	2,869	2,870	—	2,870
Total other intangible assets	2,869	—	2,869	2,885	—	2,885
Total	$17,791	$(3,641)	$14,150	$17,827	$(3,172)	$14,655

The following table provides the net value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2019	Dec 31, 2018
In millions
Electronics & Imaging	$1,925	$2,037
Nutrition & Biosciences	4,664	4,823
Transportation & Industrial	3,722	3,833
Safety & Construction	3,145	3,244
Non-Core	694	718
Total	$14,150	$14,655

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Other intangible assets	$252	$266	$508	$531

Total estimated amortization expense for the remainder of 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2019	$512
2020	$1,015
2021	$1,007
2022	$993
2023	$961
2024	$856

NOTE 14 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarize the Company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
In millions	June 30, 2019	Dec 31, 2018
Commercial paper	$1,610	$—
Notes payable to banks and other lenders	5	4
Long-term debt due within one year[1]	6	11
Total short-term borrowings and finance lease obligations	$1,621	$15

1.	Includes finance lease obligations due within one year.

The weighted-average interest rate on notes payable and commercial paper at June 30, 2019 and December 31, 2018 was 2.72 percent and 8.25 percent, respectively. The decrease in the interest rate from 2018 is primarily due to commercial paper issuance at lower interest rates. The Company issued $1,610 million of commercial paper in the second quarter of 2019, of which approximately $1,400 million was issued in anticipation of the Corteva Distribution (the “Funding CP Issuance”).

Long-Term Debt	June 30, 2019		December 31, 2018
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Final maturity 2020	$2,000	3.63%	$2,000	3.68%
Final maturity 2023	2,800	4.14%	2,800	4.16%
Final maturity 2024 and thereafter	7,900	4.98%	7,900	4.98%
Other facilities:
Term loan due 2022	3,000	3.51%	—	—%
Other loans	14	4.18%	14	4.32%
Finance lease obligations	3		25
Less: Unamortized debt discount and issuance costs	103		104
Less: Long-term debt due within one year [1,2]	6		11
Total	$15,608		$12,624

1.	Presented net of current portion of unamortized debt issuance costs.

2.	Includes finance lease obligations due within one year.

Principal payments of long-term debt for the remainder of 2019 and the five succeeding fiscal years is as follows:

Maturities of Long-Term Debt for Next Five Years at June 30, 2019	Total
In millions
Remainder of 2019	$4
2020	$2,005
2021	$6
2022	$3,001
2023	$2,800
2024	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $17,163 million and $13,080 million at June 30, 2019 and December 31, 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2019
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Term Loan Facility	May 2019	$3,000	$—	May 2022	Floating Rate
Revolving Credit Facility, Five-year	May 2019	3,000	2,982	May 2024	Floating Rate
364-day Revolving Credit Facility	June 2019	750	750	June 2020	Floating Rate
Total Committed and Available Credit Facilities		$6,750	$3,732

Senior Notes
In contemplation of the separations and distributions and in preparation to achieve the intended credit profiles of Corteva, Dow and DuPont, in the fourth quarter of 2018, the Company consummated a public underwritten offer of eight series of senior unsecured notes (the "2018 Senior Notes") in an aggregate principal amount of $12.7 billion. The 2018 Senior Notes are a senior unsecured obligation of the Company and will rank equally with the Company's future senior unsecured debt outstanding from time to time. On November 1, 2018, the Company announced a $3 billion share buyback program, which expired on March 31, 2019. In the first quarter of 2019, proceeds from the 2018 Senior Notes were used to purchase $1.6 billion of shares. As a result, the share buyback program was complete at March 31, 2019.

Term Loan and Revolving Credit Facilities
In May 2019, the Company fully drew the two term loan facilities it entered into in the fourth quarter of 2018 (the “Term Loan Facilities”) in the aggregate principal amount of $3,000 million. In May 2019, the Company amended its $3,000 million five-year revolving credit facility (the “Five-Year Revolver”) entered into in the fourth quarter of 2018 to become effective and available as of the amendment. In addition, in June 2019, the Company entered into a $750 million, 364-day revolving credit facility (the "364-day Revolving Credit Facility").

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $597 million at June 30, 2019. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $133 million at June 30, 2019. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. There were no material changes to the debt covenants and default provisions.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
Under the Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at June 30, 2019, DuPont has recorded (i) a liability of $36 million (although it is reasonably possible that the ultimate cost could range up to $108 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $2 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $64 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

The liabilities allocated to and assumed by Dow and Corteva are reflected as discontinued operations of the Company at December 31, 2018. Such liabilities assumed by Dow as of the consummation of the Dow Distribution on April 1, 2019, include the following matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, (the “Annual Report”) and Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019, (the “First Quarterly Report”): Asbestos-Related Matters of Union Carbide Corporation, Urethane Matters, Rocky Flats Matter, Dow Silicones Chapter 11 Related Matters, Midland Off-Site Environmental Matters, Dow Silicones Midland, Michigan, Freeport, Texas, Plaquemine, Louisiana and St. Charles, Louisiana Steam-Assisted Flares Matters, Freeport, Texas, Facility Matter, Mt. Meigs, Alabama Matter, Union Carbide Matter and Union Carbide - Seadrift, Texas and, with indemnity from DuPont and Corteva, the Sabine Plant, Orange Texas-EPA Multimedia Inspection. Such liabilities assumed by Corteva as of the consummation of the Corteva Distribution on June 1, 2019, include the following matters discussed in the Company’s Annual Report and the First Quarterly Report: La Porte Plant, La Porte, Texas - Crop Protection-Release Incident Investigation and La Porte Plant, La Porte, Texas - EPA Multimedia Inspection.

Discontinued and/or Divested Operations and Businesses ("DDOB") Liabilities of Historical EID
Under the Separation and Distribution Agreement and the Letter Agreement between Corteva and DuPont, DDOB liabilities of Historical EID primarily related to Historical EID’s agriculture business were allocated to or retained by Corteva and those primarily related to Historical EID’s specialty products business were allocated to or retained by the Company. Historical EID DDOB liabilities not primarily related to Historical EID’s agriculture business or specialty products business (“Stray Liabilities”), are allocated as follows

•
Generally, indemnifiable losses as defined in the Separation and Distribution Agreement, (“Indemnifiable Losses”) for Stray Liabilities, to the extent they do not arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS, defined below, (“Non-PFAS Stray Liabilities”) that are known as of April 1, 2019 are borne by Corteva up to a specified amount set forth in the schedules to the Separation and Distribution Agreement and/or Letter Agreement. Non-PFAS Stray Liabilities in excess of such specified amounts and any Non-PFAS Stray Liabilities not listed in the schedules to the Separation and Distribution Agreement or Letter Agreement are borne by Corteva and/or DuPont up to separate, aggregate thresholds of $200 million each to the extent Corteva or DuPont, as applicable, incurs an Indemnifiable Loss. Once Corteva’s or DuPont’s $200 million threshold is met, the other would generally bear all Non-PFAS Stray Liabilities until meeting its $200 million threshold. After the respective $200 million thresholds are met, DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses.

•
Generally, Corteva and the Company will each bear 50 percent of the first $300 million (up to $150 million each) for Indemnifiable Losses arising out of actions to the extent related to or resulting from the development, testing, manufacture or sale of per- or polyfluoroalkyl substances, which include collectively perfluorooctanoic acids and its salts (“PFOA”), perfluorooctanesulfonic acid (“PFOS”) and perfluorinated chemicals and compounds (“PFCs”) (all such substances, “PFAS” and such Stray Liabilities referred to as “PFAS Stray Liabilities”). Indemnifiable Losses to the extent related to PFAS Stray Liabilities in excess of $300 million generally will be borne 71 percent by the Company and 29 percent by Corteva, unless either Corteva or DuPont has met its $200 million threshold. In that event, the other company would bear all PFAS Stray Liabilities until that company meets its $200 million threshold, at which point DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses.

•
Indemnifiable Losses incurred by the companies in relation to PFAS Stray Liabilities up to $300 million (e.g., up to $150 million each) will be applied to each company’s respective $200 million threshold.

Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at June 30, 2019. Therefore, at June 30, 2019, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

PFAS Stray Liabilities
DuPont expects to incur costs and expenses such as attorneys’ fees and expenses and court costs in connection with the Chemours suit, described below. While such costs and expenses are Indemnifiable Losses, the Company will expense them as incurred in accordance with its accounting policy for litigation matters. The Company believes the probability of ultimate liability with respect to the Chemours suit is remote.

Generally, The Chemours Company (“Chemours”), with reservations, including as to alleged fraudulent conveyance and voidable transactions, is defending and indemnifying Historical EID in the PFAS Matters discussed below. Although Chemours has refused the tender of the Company’s defense in the limited actions in which the Company has been named, DuPont believes it is remote that it will ultimately incur a liability in connection with these PFAS Matters. However, in the highly improbable event that Chemours is unable to pay or is successful in limiting its obligations under the Chemours Separation Agreement, defined below, it could impact the Company’s business, financial condition, results of operations and cash flows.

Chemours Suit
On July 1, 2015, Historical EID completed the separation of Historical EID’s Performance Chemicals segment through the spinoff of all the issued and outstanding stock of The Chemours Company (“Chemours”) to holders of Historical EID common stock. In connection with the spin, Historical EID and Chemours entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement, Chemours is obligated to indemnify Historical EID, including its current or former affiliates, against certain litigation, environmental and other liabilities that arose prior to the Chemours Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.

In 2017, Historical EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a five-year period that began on July 6, 2017. The amended agreement provides that during that five-year period, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, Historical EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, have filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction and have initiated an arbitration of the dispute as required under the Chemours Separation Agreement. Indemnifiable Losses related to the Chemours suit are PFAS Stray Liabilities subject to the sharing arrangement between DuPont and Corteva, described above.

PFAS Matters
Historical EID is a party to legal proceedings relating to the use of PFOA and PFCs by its former Performance Chemicals segment. Indemnifiable Losses related to PFAS liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement generally are PFAS Stray Liabilities subject to the sharing arrangement between DuPont and Corteva, described above.

Personal Injury and Other PFAS Actions
DuPont, which was formed after the spinoff of Chemours as a subsidiary of Historical EID and Historical Dow, is not named in the personal injury and other PFAS actions discussed below.

Personal Injury
In 2004. Historical EID settled a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from Historical EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Historical EID has residual liabilities under the Leach settlement related to providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members.

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and Historical EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The Ohio MDL settlement did not resolve claims of plaintiffs who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. There are several dozen claims pending in the Ohio MDL.

Lawsuits have been filed against Historical EID and Chemours in New York federal and state courts, including a putative class action, alleging exposure to PFOA from third-party defendant manufacturing operations and seeking compensatory, consequential and punitive damages, medical monitoring and attorneys’ fees, expenses and interest.

Other PFAS Actions
A case is pending in the Southern District of Ohio seeking certification of a nationwide class of individuals who have detectable levels of PFAS in their blood serum. The suit was filed against several defendants in addition to Chemours and Historical EID. The complaint specifically seeks, among other things, the creation of a “PFAS Science Panel” to study the effects of PFAS, but expressly states that the class does not seek compensatory damages for personal injuries.

There are several actions pending in federal court against Historical EID and Chemours, relating to discharges of PFCs, including GenX, into the Cape Fear River. GenX is a polymerization processing aid and a replacement for PFOA introduced by Historical EID which Chemours continues to manufacture at its Fayetteville Works facility in Bladen County, North Carolina. One of these actions is a consolidated putative class action that asserts claims for damages and other relief on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. Another action is a consolidated action brought by various North Carolina water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In addition, an action is pending in North Carolina state court on behalf of about 100 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Natural Resource Damage Claims and Other Claims for Environmental Damages
DuPont, which was formed after the spinoff of Chemours as a subsidiary of Historical EID and Historical Dow, is named in certain of the actions discussed below.

Drinking Water
Since May 2017, a number of municipal water districts and state attorneys general have filed lawsuits against Historical EID, Chemours, 3M, and others, claiming contamination of public water systems by certain PFAS compounds. Such actions are currently pending in Alabama, Ohio, New Jersey, New Hampshire, South Dakota and Vermont. Generally, the states seek economic impact damages for alleged harm to natural resources, punitive damages, and present and future costs to cleanup contamination from certain PFAS compounds and to abate the alleged nuisance.

DuPont is a named party in the New Jersey suit related to its site in Parlin, New Jersey. In addition, the New Jersey Attorney General and New Jersey State Department of Environmental Protection filed two directives, one of which names DuPont. The directives seek information on the historical and current use of PFAS. DuPont is also a named party to the Vermont suit. The complaints filed in New Jersey and Vermont were recently amended to introduce additional causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction.

Firefighting Foam
Historical EID and Chemours are named in about 20 cases originally filed in Louisiana, Michigan, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Tennessee and Texas. The Company is named in the New Hampshire action.  These cases were transferred to a multi-district litigation docket in federal district court in South Carolina (the “SC MDL”), which includes approximately 150 cases. The suits allege contamination of neighboring drinking and groundwater from the use of aqueous firefighting foams on military installations, air force bases, commercial airports and refineries. The claims against Historical EID and Chemours involve alleged sales of PFOA and PFOS products to foam manufacturers, including 3M, who are also defendants in the SC MDL. Historical EID and the Company have never made or sold firefighting foam, PFOS or PFOS containing products.

Other Litigation Matters
In addition to the specific matters described above, the Company is party to other claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2019, the Company had accrued obligations of $78 million for probable environmental remediation and restoration costs, inclusive of $36 million retained and assumed following the Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $170 million above the amount accrued at June 30, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2018, the Company had accrued obligations of $51 million for probable environmental remediation and restoration costs.

Pursuant to the Separation and Distribution Agreement, the Company's is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $78 million as of June 30, 2019 includes amount for which the Company indemnifies Dow and Corteva. At June 30, 2019, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, and customers. At June 30, 2019 and December 31, 2018, the Company had directly guaranteed $185 million and $199 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

The Company assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 11 percent of the $19 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at June 30, 2019	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers[1]:
Bank borrowings	2020	$19
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2019	$166
Total guarantees		$185

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $18 million had terms less than a year.

2.	Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 16 - LEASES
The Company has operating and finance leases for real estate, an airplane, railcars, fleet, certain machinery and equipment, and information technology assets. The Company’s leases have remaining lease terms of approximately 1 year to 40 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability on the accompanying consolidated balance sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At June 30, 2019, the Company has future maximum payments for residual value guarantees in operating leases of $19 million with final expirations through 2024. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows:

In millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$46	$90
Finance lease cost
Amortization of right-of-use assets	(3)	3
Interest on lease liabilities	—	—
Total finance lease cost	(3)	3
Short-term lease cost	1	2
Variable lease cost	2	3
Sublease income	5	12
Total lease cost	$41	$86

New leases entered into during the six months ended June 30, 2019 were not considered material. Supplemental cash flow information related to leases was as follows:

In millions	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$3

Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2019
Operating Leases
Operating lease right-of-use assets[1]	$539
Current operating lease liabilities[2]	144
Noncurrent operating lease liabilities[3]	394
Total operating lease liabilities	$538

Finance Leases
Property, plant, and equipment, gross	$13
Accumulated depreciation	5
Property, plant, and equipment, net	$8
Short-term borrowings and finance lease obligations	$1
Long-Term Debt	2
Total finance lease liabilities	$3

1.	Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheet.

2.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheet.

3.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet.

DuPont utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.12
Finance leases	4.72
Weighted average discount rate
Operating leases	3.40%
Finance leases	3.32%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2019	Operating Leases	Finance Leases
In millions
2019	$92	$1
2020	126	1
2021	95	1
2022	77	—
2023	43	—
2024 and thereafter	179	1
Total lease payments	$612	$4
Less: Interest	74	1
Present value of lease liabilities	$538	$3

Future minimum lease payments for operating leases accounted for under ASC 840, "Leases," with remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

Minimum Lease Commitments at December 31, 2018
In millions
2019	$654
2020	497
2021	418
2022	363
2023	297
2024 and thereafter	1,063
Total	$3,292
Total minimum lease commitments from discontinued operations	2,980
Total minimum lease commitments from continuing operations	$312

NOTE 17 - STOCKHOLDERS' EQUITY
On May 23, 2019, stockholders of DowDuPont approved a 1-for-3 reverse stock split of DowDuPont shares of common stock with par value of $0.01 per share, which became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

Treasury Stock
On June 25, 2019, the Company retired 37 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by $7,102 million. As a part of the retirement, the Company reduced "Common stock" and "(Accumulated Deficit) Retained Earnings" by $0.04 million and $7,102 million, respectively.

The following table provides a reconciliation of DuPont Common Stock activity for the six months ended June 30, 2019:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at December 31, 2018	784,143	27,818
Issued	2,112	—
Repurchased	—	10,993
Retired	(38,811)	(38,811)
Balance at June 30, 2019	747,444	—

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. At June 30, 2019, the Company had repurchased and retired 1.4 million shares under this program at a total cost of $102 million.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2019 and 2018:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2018
Balance at January 1, 2018	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(41)	(1,058)	9	75	(1,015)
Amounts reclassified from accumulated other comprehensive income (loss)	2	(2)	248	44	292
Net other comprehensive income (loss)	$(39)	$(1,060)	$257	$119	$(723)
Reclassification of stranded tax effects [1]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at June 30, 2018	$(23)	$(3,102)	$(7,593)	$(14)	$(10,732)

2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(117)	49	(43)	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	142	(15)	108
Net other comprehensive income (loss)	$67	$(135)	$191	$(58)	$65
Spin-offs of Dow and Corteva	$(16)	$3,179	$8,196	$139	$11,498
Balance at June 30, 2019	$—	$(741)	$(89)	$(1)	$(831)

1.
Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was adopted April 1, 2018. The ASU allowed a reclassification from AOCL to retained earnings for stranded tax effects resulting from The Act.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

Tax Benefit (Expense) [1]	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Unrealized gains (losses) on investments	$—	$3	$(18)	$9
Cumulative translation adjustments	—	(25)	(1)	(20)
Pension and other post employment benefit plans	34	(34)	2	(64)
Derivative instruments	(8)	(7)	16	(8)
Tax expense from income taxes related to other comprehensive income items	$26	$(63)	$(1)	$(83)

1.	Prior period amounts were updated to conform with the current year presentation.

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2019 and 2018 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Income Classification
In millions	2019	2018	2019	2018
Unrealized (gains) losses on investments	$—	$1	$(1)	$3	See (1) below
Tax expense (benefit)	—	—	—	(1)	See (2) below
After tax	$—	$1	$(1)	$2
Cumulative translation adjustments	$—	$(2)	$(18)	$(2)	See (3) below
Pension and other post employment benefit plans	$(25)	$156	$142	$310	See (4) below
Tax benefit	25	(34)	—	(62)	See (2) below
After tax	$—	$122	$142	$248
Derivative Instruments	$(7)	$26	$(18)	$52	See (5) below
Tax benefit	2	(3)	3	(8)	See (2) below
After tax	$(5)	$23	$(15)	$44
Total reclassifications for the period, after tax	$(5)	$144	$108	$292

1.	"Net sales" and "Sundry income (expense) - net."

2.	"Provision for income taxes on continuing operations."

3.	"Sundry income (expense) - net."

4.
These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other post employment benefit plans. See Note 19 for additional information.

5.	"Cost of sales," "Sundry income (expense) - net" and "Interest expense".

NOTE 18 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the Condensed Consolidated Balance Sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the interim Consolidated Statements of Operations.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018:

Noncontrolling Interests	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Balance at beginning of period	$1,654	$1,664	$1,608	$1,597
Net income attributable to noncontrolling interests	34	35	85	79
Distributions to noncontrolling interests [1]	(1)	(46)	(12)	(73)
Noncontrolling interests from Merger	—	—	—	56
Cumulative translation adjustments	9	(34)	16	(40)
Spin-off of Dow and Corteva	(1,124)	—	(1,124)	—
Other	(2)	1	(3)	1
Balance at end of period	$570	$1,620	$570	$1,620

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations, totaled zero for the three months ended June 30, 2019 ($6 million for the three months ended June 30, 2018) and zero for the six months ended June 30, 2019 ($6 million for the six months ended June 30, 2018).

NOTE 19 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS
In connection with the Distributions, the Historical Dow U.S. qualified defined benefit plan and the Historical EID U.S. principal qualified defined benefit plan were separated from the Company to Dow and Corteva, respectively. The Company retained a portion of pension liabilities and select other post employment benefit plans relating to foreign benefit plans for both Historical EID and Historical Dow. The Company also retained an immaterial portion of the non-qualified US pension liabilities and other post employment benefit plans relating to Historical EID US benefit plans.

The Employee Matters Agreement with Dow and Corteva provides that employees of Dow and Corteva no longer participate in benefit plans sponsored or maintained by the Company, and that employees of the Company no longer participate in benefit plans sponsored or maintained by either Dow or Corteva, as of the effective time of the Dow Distribution and Corteva Distribution, respectively. At June 30, 2019, the Company's pension and other post employment benefit plans retained an underfunded status of $980 million after certain assets and obligations were separated from the Company to Dow and Corteva plans effective as of the Dow Distribution and Corteva Distribution, respectively.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Defined Benefit Pension Plans:
Service cost	$18	$165	$149	$332
Interest cost	144	406	591	814
Expected return on plan assets	(206)	(705)	(919)	(1,414)
Amortization of prior service credit	(1)	(6)	(7)	(12)
Amortization of net loss	2	169	135	340
Curtailment/settlement [1]	(2)	(4)	(2)	(4)
Net periodic benefit (credit) cost - total	$(45)	$25	$(53)	$56
Less: discontinued operations	41	(35)	45	(73)
Net periodic benefit credit - continuing operations	$(4)	$(10)	$(8)	$(17)
Other Post Employment Benefits:
Service cost	$1	$5	$5	$10
Interest cost	15	33	52	65
Amortization of net gain	—	(6)	(6)	(12)
Net periodic benefit cost - total	$16	$32	$51	$63
Less: discontinued operations	(16)	(32)	(50)	(63)
Net periodic benefit cost - continuing operations	$—	$—	$1	$—
1. The 2018 impact relates to the curtailment and settlement of pension plans in the U.S. and Australia all of which have been transferred to Corteva and included in Discontinued Operations. The 2019 impact relates to the curtailment of pension plans in Canada which have been retained by DuPont and included in Continuing Operations.

Net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $240 million by year-end 2019 to certain non-US pension and other post employment benefit plans.

NOTE 20 - STOCK-BASED COMPENSATION
On May 23, 2019, stockholders of DowDuPont approved a reverse stock split of DowDuPont shares of common stock. DowDuPont's Board of Directors established a reverse stock split ratio of 1 new share of DowDuPont common stock for every 3 shares of current DowDuPont common stock with par value of $0.01 per share. The stock split became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

Historical Dow and Historical EID did not merge their equity incentive plans as a result of the Merger. The Historical Dow and Historical EID stock-based compensation plans were assumed by DowDuPont and remained in place with the ability to grant and issue DowDuPont common stock until the Distributions.

There was minimal grant activity in the first five months of 2019 under the Dow Chemical Company 2012 Stock Incentive Plan (the "2012 Plan"). In the first quarter of 2019, Historical EID granted 1.1 million restricted stock units ("RSUs") with a weighted-average fair value of $70.52 per share under the E. I. du Pont de Nemours and Company Equity and Incentive Plan (the "DuPont EIP"). There was minimal grant activity in April and May of 2019 under the DuPont EIP.

Effect of the Distributions on Equity Awards
In accordance with the Employee Matters Agreement between DuPont, Dow and Corteva, certain executives and employees were entitled to receive equity compensation awards of DuPont in replacement of previously outstanding awards granted under Historical Dow and Historical EID equity incentive plans. At the time of the Dow Distribution, equity awards denominated in DowDuPont common stock held by DuPont employees were adjusted using a formula designed to preserve the intrinsic value of the awards immediately prior to the Dow Distribution, and either remained denominated in DowDuPont common stock, or were adjusted into a combination of equity awards denominated in both DowDuPont common stock and Dow common stock. For employees of Dow Inc., outstanding share-based compensation awards denominated in DowDuPont common stock were adjusted to equity awards denominated in either Dow common stock, or into a combination of equity awards denominated in both DowDuPont common stock and Dow common stock using a formula designed to preserve the intrinsic value of the awards immediately prior to the Dow Distribution.

At the time of the Corteva Distribution, equity awards denominated in DowDuPont common stock held by DuPont employees were adjusted using a formula designed to preserve the intrinsic value of the awards immediately prior to the Corteva Distribution, and were either adjusted into DuPont common stock, or were adjusted into a combination of equity awards denominated in both DuPont common stock and Corteva common stock. For Corteva employees, outstanding share-based compensation awards denominated in DowDuPont common stock were adjusted to equity awards denominated in either Corteva common stock, or into a combination of equity awards denominated in both DuPont common and Corteva common stock using a formula designed to preserve the intrinsic value of the awards immediately prior to the Corteva Distribution. For Dow employees, outstanding DowDuPont equity awards at the time of the Corteva Distribution were adjusted into a combination of equity awards denominated in both DuPont common stock and Corteva common stock using a formula designed to preserve the intrinsic value of the awards immediately prior to the Corteva Distribution.

Immediately following the Corteva Distribution, on June 1, 2019, DuPont adopted the Dupont Omnibus Incentive Plan ("DuPont OIP") which grants stock-based compensation to certain employees, directors, independent contractors and consultants through grants of stock options, RSUs, and other stock-based awards. The DuPont OIP has two subplans to reflect the DuPont EIP and the 2012 Plan. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the DuPont EIP and 2012 Plan immediately prior to the Distributions. Under the DuPont OIP, a maximum of 15 million shares of common stock may be awarded. From the period June 1 to June 30, 2019, there was minimal grant activity under the DuPont OIP.

DuPont recognized share-based compensation expense in continuing operations of $34 million and $32 million during the three months ended June 30, 2019 and 2018, respectively, and $55 million and $52 million during the six months ended June 30, 2019 and 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $7 million and $12 million for the three and six months ended June 30, 2019, respectively, and $7 million and $11 million for the three and six months ended June 30, 2018, respectively.

Performance Stock Units
In June 2019, DuPont approved performance stock units ("PSUs") to certain members of senior leadership. The approved PSU's are expected to be granted in the third quarter of 2019.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	June 30, 2019				December 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$532	$—	$—	$532	$8,226	$—	$—	$8,226
Restricted cash equivalents [1]	$40	$—	$—	$40	$43	$—	$—	$43
Marketable securities	$8	$—	$—	$8	$29	$—	$—	$29
Equity securities [2]	$4	$—	$—	$4	$2	$—	$—	$2
Total cash and restricted cash equivalents, marketable securities and other investments	$584	$—	$—	$584	$8,300	$—	$—	$8,300
Long-term debt including debt due within one year	$(15,614)	$—	$(1,555)	$(17,169)	$(12,635)	$5	$(461)	$(13,091)
Derivatives relating to:
Foreign currency [3]	—	11	(6)	5	—	37	(6)	31
Total derivatives	$—	$11	$(6)	$5	$—	$37	$(6)	$31

1.	Classified as "Other current assets" in the Condensed Consolidated Balance Sheets.

2.
Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."

3. Presented net of cash collateral where master netting arrangements allow.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The Company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The Company has not designated any derivatives or non-derivatives as hedging instruments.

The Company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The Company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2019	Dec 31, 2018
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts	$(80)	$2,057
Commodity contracts	$8	$9

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The Company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The Company also uses foreign currency exchange contracts to offset a portion of the Company's exposure to certain foreign currency-denominated revenues so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The Company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as soybeans, soybean oil and soybean meal.

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		June 30, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	27	(16)	11
Total asset derivatives		$27	$(16)	$11

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$20	$(14)	$6
Total liability derivatives		$20	$(14)	$6

		December 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $13 million for the three months ended June 30, 2019 ($177 million gain for the three months ended June 30, 2018) and a loss of $60 million for the six months ended June 30, 2019 ($4 million loss for the six months ended June 30, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains related to foreign currency contracts from AOCL to income within the next 12 months.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2019	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$572
Marketable securities [2]	8
Equity securities [3]	4
Derivatives relating to: [4]
Foreign currency contracts	27
Total assets at fair value	$611
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$17,169
Derivatives relating to: [4]
Foreign currency contracts	20
Total liabilities at fair value	$17,189

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	The Company’s investments in equity securities are included in “Other investments” in the interim Condensed Consolidated Balance Sheets.

4.	See Note 21 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

5.	See Note 21 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at Dec 31, 2018	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$8,269
Marketable securities [2]	29
Equity securities [3]	2
Derivatives relating to: [4]
Foreign currency contracts	72
Total assets at fair value	$8,372
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$13,091
Derivatives relating to: [4]
Foreign currency contracts	21
Total liabilities at fair value	$13,112

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	The Company’s investments in equity securities are included in “Other investments” in the interim Condensed Consolidated Balance Sheets.

4.	See Note 21 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets

5.	See Note 21 for information on fair value measurements of long-term debt.

Fair Value Measurements on a Nonrecurring Basis
During the second quarter of 2019, the Company recorded goodwill impairment charges related to the Nutrition & Biosciences and the Non-Core segments.  See Note 13 for further discussion of these fair value measurements.

The Internal SP Distribution served as a triggering event to assess equity method investments for impairment. The Company recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment for the three and six months ended June 30, 2019. The impairment charge of $63 million was recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. See Note 5 for further discussion of these fair value measurements.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
Effective June 1, 2019, DuPont changed its management and reporting structure resulting in the creation of a new Non-Core segment ("Second Quarter Segment Realignment").

•	The Second Quarter Segment Realignment resulted in the following being realigned to Non-Core:

◦	Photovoltaic and Advanced Materials business unit (including the HSC Group joint ventures: DC HSC Holdings LLC and Hemlock Semiconductor L.L.C) from the Electronics & Imaging segment;

◦	Biomaterials and Clean Technologies business units from the Nutrition & Biosciences segment;

◦	DuPont Teijin Films joint venture from the Transportation & Industrial (formerly known as Transportation & Advanced Polymers) segment; and

◦	Sustainable Solutions business unit from the Safety & Construction segment.

•In addition, the following changes have occurred:

◦
Consolidation of the Nutrition & Health business with the Industrial Biosciences business within the Nutrition & Biosciences reportable segment. Previously, Nutrition & Health and Industrial Biosciences were separate operating segments which did not meet the quantitative thresholds.

◦
Pre-commercial activities related to the Biomaterials business unit was realigned from Corporate to Non‑Core, with the remaining pre-commercial activities realigned to the Nutrition & Biosciences segment.

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Prior to April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e. pro forma "Income (loss) from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post employment benefits (“OPEB”) / charges, and foreign exchange gains/losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Pro forma adjustments impacting consolidated results are outlined in the Supplemental Unaudited Pro Forma Combined Financial Information section contained in Management's Discussion and Analysis ("MD&A"). Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are outlined in the Supplemental Unaudited Pro Forma Combined Information section of the MD&A as adjustments to "Cost of sales". The impact of these supply agreements are reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended June 30, 2019.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Three months ended June 30, 2019
Net sales	$858	$1,558	$1,269	$1,341	$442	$—	$5,468
Operating EBITDA [1]	$246	$391	$357	$382	$99	$(53)	$1,422
Equity in earnings (losses) of nonconsolidated affiliates	$5	$—	$2	$7	$35	$—	$49
Three months ended June 30, 2018
Net sales	$921	$1,621	$1,417	$1,372	$526	$—	$5,857
Pro forma operating EBITDA [1]	$290	$383	$402	$296	$123	$(72)	$1,422
Equity in earnings (losses) of nonconsolidated affiliates	$6	$—	$1	$8	$39	$—	$54
Six months ended June 30, 2019
Net sales	$1,683	$3,093	$2,586	$2,624	$896	$—	$10,882
Pro forma operating EBITDA [1]	$534	$744	$730	$756	$193	$(105)	$2,852
Equity in earnings (losses) of nonconsolidated affiliates	$8	$—	$2	$15	$64	$—	$89
Six months ended June 30, 2018
Net sales	$1,785	$3,198	$2,795	$2,636	$1,040	$—	$11,454
Pro forma operating EBITDA [1]	$567	$751	$791	$622	$233	$(136)	$2,828
Equity in earnings (losses) of nonconsolidated affiliates	$13	$1	$3	$13	$81	$—	$111

1.	A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided below.

Reconciliation of "(Loss) Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2019 and 2018	Three Months Ended
In millions	June 30, 2019	June 30, 2018
(Loss) Income from continuing operations, net of tax	$(1,103)	$31
+ Provision for income taxes on continuing operations	155	99
(Loss) income from continuing operations before income taxes	$(948)	$130
+ Depreciation and amortization	507	551
- Interest income [1]	9	11
+ Interest expense	165	171
- Non-operating pension/OPEB benefit[1]	18	28
- Foreign exchange gains (losses), net [1]	(17)	53
+ Costs historically allocated to the materials science and agriculture businesses [2]	—	352
+ Pro forma adjustments [3]	—	(52)
- Adjusted significant items	(1,708)	(362)
Operating EBITDA [3]	$1,422	$1,422

1.	Included in Sundry income (expense) - net.
2. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
3. For the three months ended June 30, 2018, operating EBITDA is on a pro forma basis. Refer to the Supplemental Unaudited Pro Forma Combined Financial Information contained in the MD&A for additional information related to the pro forma adjustments.

Reconciliation of "(Loss) Income from continuing operations, net of tax" to Pro Forma Operating EBITDA for the Six months Ended June 30, 2019 and 2018	Six Months Ended
In millions	June 30, 2019	June 30, 2018
Loss from continuing operations, net of tax	$(1,177)	$(42)
+ Provision for income taxes on continuing operations	64	164
(Loss) Income from continuing operations before income taxes	$(1,113)	$122
+ Depreciation and amortization	1,034	1,102
- Interest income [1]	49	21
+ Interest expense	345	342
- Non-operating pension/OPEB benefit	39	55
- Foreign exchange gains (losses), net [1,2]	(78)	(72)
+ Costs historically allocated to the materials science and agriculture businesses [3]	256	608
+ Pro forma adjustments [4]	122	(150)
- Adjusted significant items	(2,218)	(808)
Pro Forma Operating EBITDA [4]	$2,852	$2,828

1.	Included in "Sundry income (expense) - net."

2.
Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform during the six months ended June 30, 2018.

3. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
4. Refer to the Supplemental Unaudited Pro Forma Combined Financial Information contained in the MD&A section for additional information related to the pro forma adjustments.

The significant items for the three months ended June 30, 2019, are presented on an as reported basis. The adjusted significant items for the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, are presented on a pro forma basis. The following tables summarize the pretax impact of adjusted significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2019	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(347)	$(347)
Restructuring and asset related charges - net [2]	(7)	(85)	(12)	(20)	(1)	(13)	(138)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Income tax related items [4]	—	—	—	(48)	—	—	(48)
Total	$(7)	$(1,018)	$(12)	$(68)	$(243)	$(360)	$(1,708)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

3.	See Note 13 for additional information.
4. $48 million charge included in "Sundry income (expense) - net" reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

Adjusted Significant Items by Segment for the Three Months Ended June 30, 2018 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Merger-related inventory step-up amortization [1]	$—	$(4)	$—	$—	$—	$—	$(4)
Net loss on divestitures and changes in joint venture ownership [2]	—	—	—	—	(21)	—	(21)
Integration and separation costs [3]	—	—	—	—	—	(291)	(291)
Restructuring and asset related charges - net [4]	(1)	—	—	(12)	5	(38)	(46)
Total	$(1)	$(4)	$—	$(12)	$(16)	$(329)	$(362)

1.	Includes the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

2.	Reflected in "Sundry income (expense) - net."

3.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

Adjusted Significant Items by Segment for the Six Months Ended June 30, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(785)	$(785)
Restructuring and asset related charges - net [2]	(7)	(112)	(12)	(22)	—	(57)	(210)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Income tax related items [4]	—	—	—	(48)	—	—	(48)
Total	$(7)	$(1,045)	$(12)	$(70)	$(242)	$(842)	$(2,218)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

3.	See Note 13 for additional information.
4. $48 million charge included in "Sundry income (expense) - net" reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

Adjusted Significant Items by Segment for the Six Months Ended June 30, 2018 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Merger-related inventory step-up amortization [1]	$—	$(68)	$—	$(5)	$—	$—	$(73)
Net loss on divestitures and changes in joint venture ownership [2]	—	—	—	—	(21)	—	(21)
Integration and separation costs [3]	—	—	—	—	—	(565)	(565)
Restructuring and asset related charges - net [4]	(2)	—	1	(19)	6	(85)	(99)
Income tax related item [5]	—	—	—	—	—	(50)	(50)
Total	$(2)	$(68)	$1	$(24)	$(15)	$(700)	$(808)

1.	Includes the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

2.	Reflected in "Sundry income (expense) - net".

3.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes a foreign exchange loss related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the Merger Agreement. Historical Dow was determined to be the accounting acquirer in the Merger.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, DowDuPont previously announced its intent to separate into three, independent, publicly traded companies - one for each of its agriculture, materials science and specialty products businesses. DowDuPont formed two wholly owned subsidiaries: Dow Inc. ("Dow", formerly known as Dow Holdings Inc.), to serve as a holding company for its materials science business, and Corteva, Inc. ("Corteva"), to serve as a holding company for its agriculture business.

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

Effective as of 12:01 a.m. on June 1, 2019, DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.), completed the previously announced separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, the Company holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont" (the "Company"). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

These interim Consolidated Financial Statements present the consolidated financial position of DuPont as of June 30, 2019 and December 31, 2018 and the results of operations of DuPont for the three and six months ended June 30, 2019 and 2018 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows related to Dow and Corteva have not been segregated and are included, as applicable, in the interim Consolidated Statements of Cash Flows for all periods presented. Unless otherwise indicated, the information included in Management's Discussion and Analysis refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

The statements of operations and pro forma statements of operations included in this report and as discussed below include costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with Financial Accounting Standards Codification 205, "Presentation of Financial Statements" ("ASC 205") and thus are reflected in the Company's results of continuing operations. A significant portion of these costs relate to Historical Dow and consist of leveraged services provided through service centers, as well as other corporate overhead costs related to information technology, finance, manufacturing, research & development, sales & marketing, supply chain, human resources, sourcing & logistics, legal and communications, public affairs & government affairs functions. These costs are no longer incurred by the Company following the Distributions.

RECENT DEVELOPMENTS
Business Separations and Separation and Distribution Agreements
DuPont completed the separation of Dow on April 1, 2019 and Corteva on June 1, 2019. In connection with the Dow Distribution and Corteva Distribution, DuPont has entered into certain agreements that provide for the allocation of DuPont’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DuPont, Dow, and Corteva (together, the “Parties” and each a “Party”), and provides a framework for DuPont’s relationship with Dow and Corteva following the Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

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

•
Intellectual Property Cross-License Agreement - DuPont entered into an Intellectual Property Cross-License Agreement with Dow (the “DowDuPont-Dow IP Cross-License Agreement”). The DowDuPont-Dow IP Cross-License Agreement sets forth the terms and conditions under which the applicable Parties may use in their respective businesses, following each of the Distributions, certain know-how (including trade secrets), copyrights, software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

In addition to the agreements above, DuPont has entered into certain various supply agreements with Dow. These agreements provide for different pricing than the historical intercompany and intracompany practices prior to the Distributions.

Effective June 1, 2019, in connection with the Corteva Distribution, DuPont and Corteva entered into the following agreements:

•
Intellectual Property Cross-License Agreement - DuPont and Corteva entered into an Intellectual Property Cross-License Agreement (the “DuPont-Corteva IP Cross-License Agreement”). The DuPont-Corteva IP Cross-License Agreement sets forth the terms and conditions under which the applicable parties may use in their respective businesses, following the Corteva Distribution, certain know-how (including trade secrets), copyrights, software, and certain patents and standards, allocated to another Party pursuant to the Separation and Distribution Agreement.

•
Letter Agreement - The Company entered into a letter agreement (the "Letter Agreement") with Corteva that sets forth certain additional terms and conditions related to the Corteva Distribution, including certain limitations on DuPont’s and Corteva's ability to transfer certain businesses and assets to third parties without assigning certain of such Party’s indemnification obligations under the Separation and Distribution Agreement to the other Party to the transferee of such businesses and assets or meeting certain other alternative conditions. The Letter Agreement further outlines the allocation between DuPont and Corteva of liabilities associated with certain legal and environmental matters, including liabilities associated with discontinued and/or divested operations and businesses of Historical EID. See Note 15 to the interim Consolidated Financial Statements for more information regarding the allocation.

•
Amended and Restated Tax Matters Agreement - The Parties entered into an amendment and restatement of the Tax Matters Agreement, between DuPont, Corteva and Dow, effective as of April 1, 2019 (as so amended and restated, the “Amended and Restated Tax Matters Agreement”). The Amended and Restated Tax Matters Agreement governs the Parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. The Parties amended and restated the Tax Matters Agreement in connection with the Corteva Distribution in order to allocate between the DuPont and Corteva certain rights and obligations of the Company provided in the original form of the Tax Matters Agreement.

Segment Realignment
Effective June 1, 2019, DuPont changed its management and reporting structure resulting in the creation of a new Non-Core segment ("Second Quarter Segment Realignment").

These changes result in the following being realigned to Non-Core:

•	Photovoltaic and Advanced Materials business unit (including the HSC Group joint ventures: DC HSC Holdings LLC and Hemlock Semiconductor L.L.C) from the Electronics & Imaging segment;

•	Biomaterials and Clean Technologies business units from the Nutrition & Biosciences segment;

•	DuPont Teijin Films joint venture from the Transportation & Industrial (formerly Transportation & Advanced Polymers) segment; and

•	Sustainable Solutions business unit from the Safety & Construction segment.

In addition, the following changes have occurred:

•
Consolidation of the Nutrition & Health business with the Industrial Biosciences business within the Nutrition & Biosciences reportable segment. Previously, Nutrition & Health and Industrial Biosciences were separate operating segments which did not meet the quantitative thresholds.

•
Pre-commercial activities related to the Biomaterials business unit was realigned from Corporate to Non-Core, with the remaining pre-commercial activities realigned to the Nutrition & Biosciences segment.

Refer to Notes 4 and 23 to the interim Consolidated Financial Statements for additional information.

Nutrition & Biosciences and Non-Core Goodwill Impairments
During the three months ended June 30, 2019, the Company was required to perform interim impairment tests of its goodwill due to the internal distribution of the specialty products legal entities from Historical EID to DowDuPont (the "Internal SP Distribution") and the Second Quarter Segment Realignment. As a result of the analyses performed, the Company recorded pre-tax, non-cash impairment charges during the three and six months ended June 30, 2019 totaling $1,175 million, of which $933 million related to the Nutrition & Biosciences segment and $242 million related to the Non-Core segment. The charges were recognized in "Goodwill impairment charge" in the interim Consolidated Statements of Operations. Refer to Note 13 of the interim Consolidated Financial Statements.

Equity Method Investment Impairment
During the second quarter of 2019, in connection with the Internal SP Distribution and the impairment of the Industrial Biosciences reporting unit, the Company performed an impairment analysis on the reporting unit's equity method investments. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges of $63 million to write-down the value of an equity method investment. The charge was recognized in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. Refer to Note 5 of the interim Consolidated Financial Statements.

Reverse Stock Split
On May 23, 2019, stockholders of DowDuPont approved a 1-for-3 reverse stock split of DowDuPont shares of common stock with par value of $0.01 per share, which became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

Share Buyback Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. At June 30, 2019, the Company had repurchased 1.4 million shares under this program at a total cost of $102 million.

Dividends
On February 14, 2019, the Company announced that its Board declared a pro rata dividend of $851 million, paid on March 15, 2019, to shareholders of record on February 28, 2019. On March 8, 2019, the Company announced that its Board declared a pro rata dividend of $325 million, paid on May 28, 2019, to shareholders of record on April 26, 2019.

On June 27, 2019, the Company announced that its Board declared a third quarter dividend of $0.30 per share payable on September 13, 2019, to shareholders of record on July 31, 2019.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions. As a result of these actions, the Company expects to record total pre-tax restructuring charges of $85 million to $130 million, comprised of approximately $55 million to $80 million of severance and related benefits costs; $30 million to $45 million of asset related charges; and up to $5 million of costs related to contract terminations. For the three and six months ended June 30, 2019, DuPont recorded a pre-tax charge of $53 million, recognized in "Restructuring and asset related charges - net" in the Company's interim Consolidated Statements of Operations. At June 30, 2019, total liabilities related to the program were $50 million. Future cash payments related to this program are anticipated to be approximately $55 million to $85 million, primarily related to the payment of severance and related benefits and contract termination costs.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The Company has recorded pre-tax restructuring charges of $466 million inception-to-date, consisting of severance and related benefit costs of $222 million, asset related charges of $184 million and contract termination charges of $60 million. The Company does not expect to incur further significant charges related to the DowDuPont Cost Synergy program and at June 30, 2019 the program is considered substantially complete.

In connection with these actions, the Company recorded pre-tax charges of $22 million and $94 million for the three and six months ended June 30, 2019, respectively. Future cash payments related to this program are anticipated to be approximately $124 million, primarily related to the payment of severance and related benefits.

SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
In millions, except per share amounts	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$5,468	$5,857	$10,882	$11,454

Gross Margin	$1,972	$1,772	$3,765	$3,564
Gross Margin Percentage	36.1%	30.3%	34.6%	31.1%

Research and development expenses	$232	$270	$499	$544
Percent of net sales	4.2%	4.6%	4.6%	4.7%

Selling, general and administrative expenses	$642	$768	$1,368	$1,570
Percent of net sales	11.7%	13.1%	12.6%	13.7%

Effective tax rate - continuing operations	(16.4)%	76.2%	(5.8)%	134.4%

Net (loss) income available for DuPont common stockholders	$(571)	$1,769	$(50)	$2,862

(Loss) earnings per common share – basic	$(0.76)	$2.29	$(0.07)	$3.69
(Loss) earnings per common share – diluted	$(0.76)	$2.27	$(0.07)	$3.69

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended		Six Months Ended
In millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$5,468	$5,857	$10,882	$11,454

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	—%	(2)%	(5)%	—%	(7)%	—%	(2)%	(4)%	—%	(6)%
Nutrition & Biosciences	1	(3)	(1)	(1)	(4)	1	(3)	(1)	—	(3)
Transportation & Industrial	5	(3)	(12)	—	(10)	6	(3)	(10)	—	(7)
Safety & Construction	4	(3)	1	(4)	(2)	4	(2)	2	(4)	—
Non-Core	—	(2)	(14)	—	(16)	(2)	(2)	(10)	—	(14)
Total	2%	(3)%	(5)%	(1)%	(7)%	3%	(3)%	(4)%	(1)%	(5)%
U.S. & Canada	1%	—%	(3)%	—%	(2)%	1%	—%	(2)%	—%	(1)%
EMEA [1]	3	(6)	(6)	(4)	(13)	4	(6)	(4)	(4)	(10)
Asia Pacific	2	(3)	(6)	—	(7)	2	(3)	(5)	—	(6)
Latin America	4	(4)	(3)	(1)	(4)	5	(4)	(2)	(1)	(2)
Total	2%	(3)%	(5)%	(1)%	(7)%	3%	(3)%	(4)%	(1)%	(5)%

1.	Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2019 of $5.5 billion, down 7 percent from $5.9 billion for the three months ended June 30, 2018, due to a 5 percent decrease in volume, a 3 percent unfavorable currency impact and a 1 percent decline in portfolio actions slightly offset a by 2 percent increase in local price. Volume declined across all geographic regions and all segments with the exception of Safety & Construction (up 1 percent). The most notable volume decreases were in Non-Core (down 14 percent) and Transportation & Industrial (down 12 percent). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Safety & Construction (down 4 percent; within EMEA) and Nutrition & Biosciences (down 1 percent). Local price was up 2 percent compared with the same period last year. Local price increased in all geographic regions and in all segments except Electronics & Imaging and Non-core (flat in both). Currency was down 3 percent compared with the same period last year, driven primarily by EMEA currencies (down 6 percent).

Net sales for the six months ended June 30, 2019 were $10.9 billion, down 5 percent from $11.5 billion for the six months ended June 30, 2018, due to a 4 percent decrease in volume, a 3 percent unfavorable currency impact and a 1 percent decline in portfolio actions slightly offset by a 3 percent increase in local price. Volume declined across all geographic regions and in all segments with the exception of Safety & Construction (up 2 percent). The most notable volume decreases were in Transportation & Industrial (down 10 percent) and Non-Core (down 10 percent). Portfolio and other changes decreased 1 percent due to a 4 percent decrease related to Safety & Construction within EMEA. Local price was up 3 percent compared with the same period last year. Local price increased in all geographic regions and in most segments except Electronics & Imaging (flat) and Non-core (down 2 percent). Currency was down 3 percent compared with the same period last year, driven primarily by EMEA currencies (down 6 percent).

Cost of Sales
Cost of sales was $3.5 billion for the three months ended June 30, 2019, down from $4.1 billion for the three months ended June 30, 2018. Cost of sales decreased for the three months ended June 30, 2019 primarily due to lower sales volume, cost synergies, currency impacts, and the absence of costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Cost of Sales as a percentage of net sales for the three months ended June 30, 2019 was 64 percent compared with 70 percent for the three months ended June 30, 2018.

For the six months ended June 30, 2019, cost of sales was $7.1 billion, down from $7.9 billion for the six months ended June 30, 2018. Cost of sales decreased for the six months ended June 30, 2019 primarily due to lower sales volume, cost synergies, currency impacts, and lower costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. Cost of sales for the six months ended June 30, 2018 was also negatively impacted by a $73 million charge related to amortization of the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017; there were no charges related to this fair value step-up during the first half of 2019.

Cost of sales as a percentage of net sales for the six months ended June 30, 2019 was 65 percent compared with 69 percent for the six months ended June 30, 2018.

Research and Development Expenses ("R&D")
R&D expenses totaled $232 million in the second quarter of 2019, down from $270 million in the second quarter of 2018. R&D as a percentage of net sales was 4 percent and 5 percent for the three months ended June 30, 2019 and 2018, respectively.

For the first six months of 2019, R&D expenses totaled $499 million, down from $544 million in the first six months of 2018. R&D as a percentage of net sales was 5 percent for both the six months ended June 30, 2019 and 2018.

The decrease for the three months ended June 30, 2019 as compared with the same period of the prior year was primarily due to the absence of R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $642 million in the second quarter of 2019, down from $768 million in the second quarter of 2018. SG&A as a percentage of net sales was 12 percent and 13 percent for the three months ended June 30, 2019 and 2018, respectively.

For the first six months of 2019, SG&A expenses totaled $1,368 million, down from $1,570 million in the first six months of 2018. SG&A as a percentage of net sales was 13 percent and 14 percent for the six months ended June 30, 2019 and 2018, respectively.

The decrease for the three months ended June 30, 2019 as compared with the same period of the prior year was primarily due to the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. In addition to the absence of similar SG&A costs related to the discontinued operations for the six months ended June 30, 2019, SG&A decreased due to cost synergies.

Amortization of Intangibles
Amortization of intangibles was $252 million in the second quarter of 2019, down from $266 million in the second quarter of 2018. In the first six months of 2019, amortization of intangibles was $508 million, down from $531 million in the same period last year. See Note 13 to the interim Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $137 million and $46 million for the three months ended June 30, 2019 and 2018, respectively. The activity in the second quarter of 2019 was primarily related to a $63 million impairment charge related to an equity method investment, a $53 million charge related to the new 2019 Restructuring Program and a $21 million charge related to the DowDuPont Cost Synergy Program. The charges in the second quarter of 2018 related to the DowDuPont Cost Synergy Program.

Restructuring and asset related charges - net were $208 million and $99 million for the six months ended June 30, 2019 and 2018, respectively. The activity for the six months ended June 30, 2019 was related to the equity method investment impairment charge and 2019 Restructuring Program, both described above, as well as a $92 million charge related to the DowDuPont Cost Synergy Program. The charges in the first half of 2018 related to the DowDuPont Cost Synergy Program.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
Goodwill impairments charges were $1,175 million in the three and six months ended June 30, 2019. The goodwill impairment charges relate to the Nutrition & Biosciences and Non-Core segments. There were no goodwill related impairments in the same periods of 2018. See Note 13 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, primarily reflect costs related to the post-Merger integration and activities related to the Distributions, were $347 million in the second quarter of 2019, down from $428 million in the second quarter of 2018. In the first six months of 2019, integration and separation costs were $958 million, up from $793 million in the same period last year.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $49 million in the second quarter of 2019, down from $54 million in the second quarter of 2018. In the first six months of 2019, the Company's share of the earnings of nonconsolidated affiliates was $89 million, down from $111 million in the first six months of 2018. The decrease in the 2019 periods is primarily due to lower equity earnings from the HSC Group.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the second quarter of 2019 was a loss of $19 million, compared with income of $82 million in the second quarter of 2018. The second quarter of 2019 included income related to non-operating pension and other post employment benefit credits of $18 million, a gain on sale of assets of $10 million and interest income of $9 million partially offset by foreign currency exchange losses of $17 million and a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement included in miscellaneous income. The second quarter of 2018 included income related to non-operating pension and other post employment benefit credits of $28 million and foreign currency exchange gains of $53 million partially offset by the loss on divestiture and changes in joint venture ownership of $21 million.

In the first six months of 2019, sundry income (expense) - net was income of $65 million compared with a loss of $16 million in the first six months of 2018. In addition to the amounts previously discussed, the first six months of 2019 included income related to non-operating pension and other post employment benefit plans of $39 million, a gain on sale of assets of $63 million and interest income of $49 million partially offset by foreign currency exchange losses of $78 million. The first six months of 2018 included foreign currency exchange losses of $122 million, including a $50 million foreign currency exchange loss related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform. The loss was offset by income related to non-operating pension and other post employment benefit plans of $55 million and miscellaneous income of $45 million. See Notes 6 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $165 million and $316 million for the three and six months ended June 30, 2019, respectively. There was no interest expense related to continuing operations for the three and six months ended June 30, 2018 as the Company did not have outstanding borrowings until the 2018 Senior Notes issuance in the fourth quarter of 2018.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate for the second quarter of 2019 was (16.4) percent, compared with an effective tax rate of 76.2 percent for the second quarter of 2018. For the first six months of 2019, the effective tax rate was (5.8) percent, compared with 134.4 percent for the first six months of 2018.

The negative tax rate in the second quarter of 2019 and for the first six months of 2019, was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 13 for more information regarding the goodwill impairment charges.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $566 million and $1,773 million for the three months ended June 30, 2019 and 2018, respectively, and $1,212 million and $2,983 million for the six months ended June 30, 2019 and 2018, respectively. The decreases are attributable to the timing of the Distributions. Refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests, including the portion attributable to discontinued operations, was $34 million in the second quarter of 2019, down from $35 million in the second quarter of 2018. For the first six months of 2019, net income attributable to noncontrolling interests, including the portion attributable to discontinued operations, was $85 million, compared with $79 million for the same period last year.

Net income attributable to noncontrolling interests of continuing operations for the three and six months ended June 30, 2019 was $9 million and $13 million, respectively, as compared to a loss of $2 million and income of $11 million for the same periods in the prior year, respectively.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) are derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the Distributions. In contemplation of the Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements for the six months ended June 30, 2019 and for three and six months ended June 30, 2018 were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the six months ended June 30, 2019 and for three and six months ended June 30, 2018 give effect to the pro forma events as if they had been consummated on January 1, 2018. There were no pro forma adjustments for the three months ended June 30, 2019.

Restructuring or integration activities or other costs following the Distributions that may be incurred to achieve cost or growth synergies of DuPont are not reflected. The unaudited pro forma income statements provides shareholders with summary financial information and historical data that is on a basis consistent with how DuPont reports current financial information.

The unaudited pro forma financial statements are presented for informational purposes only, and do not purport to represent what DuPont's results of operations or financial position would have been had the Transactions occurred on the dates indicated, nor do they purport to project the results of operations or financial position for any future period or as of any future date.

Unaudited Pro Forma Combined Statement of Operations	Three Months Ended June 30,
	2018
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$5,857	$—	$5,857
Cost of sales	4,085	18	4,103
Research and development expenses	270	—	270
Selling, general and administrative expenses	768	—	768
Amortization of intangibles	266	—	266
Restructuring and asset related charges - net	46	—	46
Integration and separation costs	428	(137)	291
Equity in earnings of nonconsolidated affiliates	54	—	54
Sundry income (expense) - net	82	—	82
Interest expense	—	171	171
Income (Loss) from continuing operations before income taxes	130	(52)	78
Provision (Credit) for income taxes on continuing operations	99	(10)	89
Income (Loss) from continuing operations, net of tax	31	(42)	(11)
Net loss attributable to noncontrolling interests of continuing operations	(2)	—	(2)
Net income (loss) from continuing operations attributable to DuPont	33	(42)	(9)

Per common share data:
Earnings (Loss) per common share from continuing operations - basic	$0.03		$(0.02)
Earnings (Loss) per common share from continuing operations - diluted	$0.03		$(0.02)

Weighted-average common shares outstanding - basic	769.6		769.6
Weighted-average common shares outstanding - diluted	774.5		769.6

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

2.
Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2018. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one time transaction costs directly attributable to the Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.

Unaudited Pro Forma Combined Statement of Operations	Six Months Ended June 30,
	2019			2018
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$10,882	$—	$10,882	$11,454	$—	$11,454
Cost of sales	7,117	22	7,139	7,890	36	7,926
Research and development expenses	499	—	499	544	—	544
Selling, general and administrative expenses	1,368	—	1,368	1,570	—	1,570
Amortization of intangibles	508	—	508	531	—	531
Restructuring and asset related charges - net	208	—	208	99	—	99
Goodwill impairment charge	1,175	—	1,175	—	—	—
Integration and separation costs	958	(173)	785	793	(228)	565
Equity in earnings of nonconsolidated affiliates	89	—	89	111	—	111
Sundry income (expense) - net	65	—	65	(16)	—	(16)
Interest expense	316	29	345	—	342	342
(Loss) Income from continuing operations before income taxes	(1,113)	122	(991)	122	(150)	(28)
Provision (Credit) for income taxes on continuing operations	64	30	94	164	(31)	133
(Loss) Income from continuing operations, net of tax	(1,177)	92	(1,085)	(42)	(119)	(161)
Net income attributable to noncontrolling interests of continuing operations	13	—	13	11	—	11
Net (loss) income from continuing operations attributable to DuPont	(1,190)	92	(1,098)	(53)	(119)	(172)

Per common share data:
Loss per common share from continuing operations - basic	$(1.59)		$(1.47)	$(0.09)		$(0.24)
Loss per common share from continuing operations - diluted	$(1.59)		$(1.47)	$(0.09)		$(0.24)

Weighted-average common shares outstanding - basic	749.6		749.6	771.0		771.0
Weighted-average common shares outstanding - diluted	749.6		749.6	771.0		771.0

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

2.
Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2018. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one time transaction costs directly attributable to the Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.

SEGMENT RESULTS
Prior to April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's CODM assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures can be found in Note 23 to the interim Consolidated Financial Statements. Prior year data has been updated to conform with the current year presentation.

Pro forma adjustments used in the calculation of pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were derived from DuPont's historical Consolidated Financial Statements and accompanying notes, adjusted to give effect to the Distributions as if they had been consummated on January 1, 2018. The pro forma adjustments impacting pro forma Operating EBITDA reflect the impact of various supply agreements ("supply agreements") entered into in connection with the Dow Distribution and are outlined in the preceding section, Supplemental Unaudited Pro Forma Combined Financial Information, as adjustments to "Cost of sales". The impact of these supply agreements are reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended June 30, 2019.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging in the advanced printing and packaging graphics industry provides flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for advanced-matrix organic light emitting diode ("AMOLED"), and quantum dot applications.

In March 2019, the Company announced plans to invest more than $200 million in its Electronics & Imaging segment to increase capacity for the manufacture of KAPTON® film at its Circleville, Ohio, site due to growing global demand.

Electronics & Imaging	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$858	$921	$1,683	$1,785
Operating EBITDA [1]	$246	$290	$534	$567
Equity earnings	$5	$6	$8	$13

1.	For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, operating EBITDA is on a pro forma basis.

Electronics & Imaging	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	(2)	(2)
Volume	(5)	(4)
Portfolio & other	—	—
Total	(7)%	(6)%

Electronics & Imaging net sales were $858 million for the three months ended June 30, 2019, down from $921 million for the three months ended June 30, 2018. Net sales decreased due to a 5 percent volume decline and a 2 percent unfavorable currency impact, driven primarily by Asia Pacific. Volume gains in Display Technologies were more than offset by softer volumes in Semiconductor Technologies and Interconnect Solutions. Volume growth in Display Technologies reflects increased demand for organic light emitting diode ("OLED") materials. Increased demand for semiconductor packaging materials in Semiconductor Technologies was more than offset by weakened demand in the memory sector. Demand for advanced materials for smartphones remained strong but overall volumes in Interconnect Solutions were down due to soft circuit board demand.
Operating EBITDA was $246 million for the three months ended June 30, 2019, down 15 percent compared with pro forma Operating EBITDA of $290 million for the three months ended June 30, 2018. Cost synergies were more than offset by volume decline and higher raw material costs in the second quarter of 2019 compared with the second quarter of 2018.
Electronics & Imaging net sales were $1,683 million for the six months ended June 30, 2019, down from $1,785 million for the six months ended June 30, 2018. Net sales decreased due to a 4 percent volume decline and a 2 percent unfavorable currency impact, driven primarily by Asia Pacific. Volume growth in Display Technologies driven by increased OLED demand was more than offset by volume declines in Interconnect Solutions and Semiconductor Technologies.
Pro forma Operating EBITDA was $534 million for the six months ended June 30, 2019, down 6 percent compared with $567 million for the six months ended June 30, 2018. Favorable impacts from an asset sale and cost synergies were more than offset by higher raw material costs and volume declines.

NUTRITION & BIOSCIENCES
The Nutrition & Biosciences segment is an innovation-driven and customer-focused segment that provides solutions for the global food and beverage, dietary supplements, home and personal care, energy, animal nutrition and pharma markets. The segment is one of the world's largest producers of specialty ingredients, developing and manufacturing solutions for the global food and beverage, dietary supplements, enzymes and pharmaceutical excipient markets. Additionally, the segment is an industry pioneer and innovator that works with customers to improve the performance, productivity and sustainability of their products and processes, through differentiated technology in ingredients applications, fermentation, biotechnology, chemistry and manufacturing process excellence.

Nutrition & Biosciences	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$1,558	$1,621	$3,093	$3,198
Operating EBITDA [1]	$391	$383	$744	$751
Equity earnings	$—	$—	$—	$1
1. For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, operating EBITDA is on a pro forma basis.

Nutrition & Biosciences	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	1%
Currency	(3)	(3)
Volume	(1)	(1)
Portfolio & other	(1)	—
Total	(4)%	(3)%

Nutrition & Biosciences net sales were $1,558 million for the three months ended June 30, 2019, down from $1,621 million for the three months ended June 30, 2018, due to a 1 percent increase in local price, which was more than offset by a 3 percent unfavorable currency impact, a 1 percent decrease in volume and a 1 percent decrease from portfolio actions. Volume gains in Health & Biosciences were more than offset by lower volumes in Food & Beverage and Pharma Solutions. Volume gains in Health & Biosciences were led by increased probiotics and microbial control demand partially offset by volume declines in bioactives resulting from ongoing challenged conditions in U.S. energy markets. Food & Beverage volumes were lower than the same quarter of last year as volume gains in specialty proteins driven by growing demand in the meat-free market were more than offset by declines in functional solutions and emulsifiers & sweeteners. Pharma Solutions volumes declined due to capacity constraints and product mix shift.

Operating EBITDA was $391 million for the three months ended June 30, 2019, up 2 percent compared with pro forma Operating EBITDA of $383 million for the three months ended June 30, 2018 due to cost synergies and pricing gains which were partially offset by unfavorable currency impacts, higher raw material costs and volume declines.

Nutrition & Biosciences net sales were $3,093 million for the six months ended June 30, 2019, down from $3,198 million for the six months ended June 30, 2018. The decrease was due to a 1 percent increase in local price, which was more than offset by a 3 percent unfavorable currency impact and a 1 percent decrease in volume. Volume gains in Food & Beverage as a result of increased demand in cellulosic and proteins were more than offset by volume declines in Health & Biosciences due to decreased biorefinery and microbial control demand.

Pro forma Operating EBITDA was $744 million for the six months ended June 30, 2019, down 1 percent compared with $751 million for the six months ended June 30, 2018. Cost synergies and pricing gains were more than offset by unfavorable currency impacts, higher raw material costs and volume declines.

TRANSPORTATION & INDUSTRIAL
The Transportation & Industrial segment provides high-performance engineering resins, adhesives, silicones, lubricants and parts to engineers and designers in the transportation, electronics, healthcare, industrial and consumer end-markets to enable systems solutions for demanding applications and environments. The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment produces innovative engineering polymer solutions, high performance parts, specialty silicones and differentiated adhesive technologies to meet customer specifications in automotive, aerospace, electronics, industrial, healthcare and consumer markets. Transportation & Industrial is a global leader of advanced materials that provides technologies that differentiate customers’ products with improved performance characteristics enabling the transition to hybrid-electric-connected vehicles, High Speed High Frequency connectivity and smart Healthcare.

Transportation & Industrial	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$1,269	$1,417	$2,586	$2,795
Operating EBITDA [1]	$357	$402	$730	$791
Equity earnings	$2	$1	$2	$3
1. For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, operating EBITDA is on a pro forma basis.

Transportation & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	5%	6%
Currency	(3)	(3)
Volume	(12)	(10)
Portfolio & other	—	—
Total	(10)%	(7)%

Transportation & Industrial net sales were $1,269 million for the three months ended June 30, 2019, down from $1,417 million for the three months ended June 30, 2018. The change in net sales was due to a 5 percent increase in local price which was more than offset by a 12 percent decrease in volume and a 3 percent unfavorable currency impact, primarily in EMEA and Asia Pacific. Volume declines were primarily due to decreased demand in automotive and electronics markets as trade and tariff concerns impact Asia Pacific and EMEA. Local price increased in all regions compared to the same quarter of last year.
Operating EBITDA was $357 million for the three months ended June 30, 2019, down 11 percent compared with pro forma Operating EBITDA of $402 million for the three months ended June 30, 2018 as pricing gains and cost synergies were more than offset by volume declines and unfavorable currency impacts.
Transportation & Industrial net sales were $2,586 million for the six months ended June 30, 2019, down from $2,795 million for the six months ended June 30, 2018 as a 6 percent increase in local price, led by Mobility Solutions, was more than offset by a 10 percent of volume decline and a 3 percent unfavorable currency impact. Volume declines were primarily due to decreased demand in automotive and electronics markets.
Pro forma Operating EBITDA was $730 million for the six months ended June 30, 2019, down 8 percent compared with $791 million for the six months ended June 30, 2018 due to pricing gains and cost synergies, which were more than offset by volume declines, higher raw material costs and unfavorable currency impacts.

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

Safety & Construction	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$1,341	$1,372	$2,624	$2,636
Operating EBITDA [1]	$382	$296	$756	$622
Equity earnings	$7	$8	$15	$13
1. For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, operating EBITDA is on a pro forma basis.

Safety & Construction	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	4%	4%
Currency	(3)	(2)
Volume	1	2
Portfolio & other	(4)	(4)
Total	(2)%	—%

Safety & Construction net sales were $1,341 million for the three months ended June 30, 2019, down from $1,372 million for the three months ended June 30, 2018 as a 4 percent increase in local price and 1 percent of volume growth were more than offset by portfolio declines of 4 percent and a 3 percent unfavorable impact from currency. Volume growth in the segment was led by gains in Water Solutions partially offset by declines in Shelter Solutions due to construction slowdown in the U.S. residential market. Safety Solutions volumes were flat compared with the prior year driven by supply constraints.
Operating EBITDA was $382 million for the three months ended June 30, 2019, up 29 percent compared with pro forma Operating EBITDA of $296 million for the three months ended June 30, 2018 due to local price gains, cost synergies, productivity improvements and volume gains partially offset by an unfavorable impact from currency.
Safety & Construction net sales were $2,624 million for the six months ended June 30, 2019, slightly down from $2,636 million for the six months ended June 30, 2018 as a 4 percent increase in local price and 2 percent of volume growth were offset by portfolio declines of 4 percent and a 2 percent unfavorable impact from currency. Volume growth in the segment was led by gains in Water Solutions and Safety Solutions. Safety Solutions growth was driven by strong industrial markets and increased demand in medical packaging and garments. These gains were partially offset by volume declines in Shelter Solutions, primarily due to weakness in the construction global residential market.
Pro forma Operating EBITDA was $756 million for the six months ended June 30, 2019, up 22 percent compared with $622 million for the six months ended June 30, 2018, due to pricing gains, cost synergies and volume growth, partially offset by unfavorable currency impacts.

NON-CORE
The Non-Core segment is a leading global supplier of key materials for the manufacturing of photovoltaics and solar cells, including innovative metallization pastes and backsheet materials for the production of solar cells and solar modules, and components and films for consumer electronics, automotive, and aerospace markets. The segment also includes the Company's share of the results of the HSC Group, a U.S.-based group of companies that manufacture and sell polycrystalline silicon products.  In addition, the segment provides sustainable materials and services for sulfuric acid production and regeneration technologies, alkylation technology for production of clean, high-octane gasoline, and a comprehensive suite of aftermarket service and solutions offerings, including safety consulting and services, to improve the safety, productivity, and sustainability of organizations across a range of industries.  The Non-Core segment is also a leading producer of specialty biotechnology materials for residential carpet and stretch comfort apparel markets as well as polyester films for the healthcare, photovoltaics, electronics, packaging and labels, and electrical insulation industries.

Non-Core	Three Months Ended		Six Months Ended
In millions	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018
Net sales	$442	$526	$896	$1,040
Operating EBITDA [1]	$99	$123	$193	$233
Equity earnings	$35	$39	$64	$81
1. For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, operating EBITDA is on a pro forma basis.

Non-Core	Three Months Ended	Six Months Ended
Percentage change from prior year	Jun 30, 2019	Jun 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(2)%
Currency	(2)	(2)
Volume	(14)	(10)
Portfolio & other	—	—
Total	(16)%	(14)%

Non-Core net sales were $442 million for the three months ended June 30, 2019, down from $526 million for the three months ended June 30, 2018 due to a 14 percent volume decline and a 2 percent unfavorable impact from currency. Volume declines were driven by weak demand for trichlorosilane due to historically low polysilicon pricing and lower paste sales into electronic component end markets. Biomaterials volume declines were primarily a result of a slow-down in demand in the U.S. residential carpet market.
Operating EBITDA was $99 million for the three months ended June 30, 2019, down 20 percent compared with pro forma Operating EBITDA of $123 million for the three months ended June 30, 2018 mainly due to volume declines and an unfavorable impact from currency.
Non-Core net sales were $896 million for the six months ended June 30, 2019, down from $1,040 million for the six months ended June 30, 2018. Net sales declined due to a 10 percent decline in volume, a 2 percent decline in local price and a 2 percent unfavorable impact from currency. Volume declines were driven by weak demand for trichlorosilane due to historically low polysilicon pricing and lower paste sales into electronic component end markets. Biomaterials volume declines were primarily a result of a slow-down in demand in the U.S. residential carpet market.
Pro forma Operating EBITDA was $193 million for the six months ended June 30, 2019, down 17 percent compared with $233 million for the six months ended June 30, 2018 as cost synergies were more than offset by higher raw material costs, volume declines and an unfavorable impact from currency.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
The Company continually reviews its sources of liquidity and debt portfolio and occasionally may make adjustments to one or both to ensure adequate liquidity. The Company’s primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries obligations as they come due.

In millions	June 30, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$1,669	$8,577
Total debt	$17,229	$12,639

In November 2018, DuPont consummated the offering of the senior unsecured notes (the "2018 Senior Notes") in an aggregate principal amount of $12.7 billion. The offering consisted of $0.5 billion in floating rate notes due November 2020, $0.3 billion in floating rate notes due November 2023, and six tranches of fixed-rate notes: $1.5 billion due November 2020, $2.5 billion due November 2023, $1.85 billion due November 2025, $2.25 billion due November 2028, $1.65 billion due November 2038 and $2.15 billion due November 2048. The net proceeds of the offering after the underwriting discount was $12.6 billion. See Note 14 to the interim Consolidated Financial Statements for additional information on the interest related to the 2018 Senior Notes.

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3.0 billion and the Five-Year Revolving Credit Facility became effective and available. In June 2019, the Company entered into a 364-day $750 million revolving credit facility (the “364-Day Revolving Credit Facility”). The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance. The 364-Day Revolving Credit Facility may be drawn against for general corporate purposes, including but not limited to net working capital, costs and expenses.

Commercial Paper
In April 2019, DuPont authorized a $3 billion commercial paper program (the “DuPont Commercial Paper Program”). The Company’s issuance under the Commercial Paper Program included the Funding CP Issuance in May 2019 in anticipation of the Corteva Distribution, as well as borrowings for general corporate purposes.

The net proceeds from the 2018 Senior Notes, Term Loan Facilities, and commercial paper together with cash from operations were used to fund cash contributions to Dow and Corteva, and DowDuPont’s November 2018 $3.0 billion share repurchase program, which was completed in the first quarter of 2019. The remaining proceeds were used to reduce outstanding liabilities of Historical EID that would otherwise be attributed to Corteva; and further pay any related premiums, fees and expenses.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At July 31, 2019, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2019, the Company was in compliance with this financial covenant.

The Company's cash, cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 were $1.7 billion and $8.6 billion, respectively, of which $1.6 billion at June 30, 2019 and $2.1 billion at December 31, 2018 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to the repatriation activities discussed below. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Tax Cuts and Jobs Act (“The Act”) requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the interim Consolidated Financial Statements for further details of The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation. During the first and second quarters of 2019, in connection with the Intended Business Separations, the Company repatriated certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities. For the first quarter of 2019, the Company recorded tax expense of $10 million, associated with these repatriation activities. There were no charges associated with these repatriation activities in the second quarter of 2019.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows for all periods presented, as applicable.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2019	June 30, 2018
Cash provided by (used for):
Operating activities	$(51)	$(47)
Investing activities	$(1,657)	$(390)
Financing activities	$(10,661)	$(3,602)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$48	$(171)
Cash, cash equivalents and restricted cash reclassified as discontinued operations	$—	$7,961

Cash Flows from Operating Activities
In the first six months of 2019, cash used for operating activities was $51 million, compared with cash used for operating activities of $47 million in the same period last year. The increase in the use of cash was primarily due to the impact of the Dow and Corteva Distributions to period earnings, largely counter-balanced by lesser use of cash for net working capital versus the prior period.

Net Working Capital [1]	June 30, 2019	Dec 31, 2018
In millions (except ratio)
Current assets	$10,623	$16,380
Current liabilities	6,457	3,878
Net working capital	$4,166	$12,502
Current ratio	1.65:1	4.22:1
1. Net working capital has been restated to exclude the assets and liabilities related to the Distributions. The assets and liabilities related to the Distributions are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Condensed Consolidated Balance Sheets for all periods presented.

Cash Flows from Investing Activities
In the first six months of 2019, cash used for investing activities was $1,657 million, compared to cash used for investing of $390 million in the first six months of 2018. The increase in cash used was primarily attributable to increased capital expenditures, a decrease in sales and maturities of investments, as well as a decline in trade accounts receivable conduits.

Cash Flows from Financing Activities
In the first six months of 2019, cash used for financing activities was $10,661 million compared with $3,602 million in the same period last year. The primary driver of the increased use of cash is the cash held by Dow and Corteva at the respective Distributions, reflecting cash on the balance sheet of each at the time of their respective spinoff; as well as payments of long-term debt of Historical Dow and Historical EID prior to the Distributions. These uses were partly offset by issuance of long-term debt in the form of the Term Loan Facilities draw in May 2019.

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

Reconciliation of "Cash From Operating Activities" to Free Cash Flow (non-GAAP)	Six Months Ended
In millions	June 30, 2019	June 30, 2018
Cash from operating activities (GAAP)	$(51)	$(47)
Capital expenditures	(1,800)	(1,586)
Free cash flow (non-GAAP)	$(1,851)	$(1,633)

Dividends
On February 14, 2019, the Company announced that its Board declared a dividend of $851 million in aggregate on a pro rata basis, paid on March 15, 2019, to shareholders of record on February 28, 2019. On March 8, 2019, the Company announced that its Board declared a dividend of $325 million in the aggregate on a pro rata basis, which was paid on May 28, 2019, to shareholders of record on April 26, 2019.

On June 27, 2019, the Company announced that its Board declared a third quarter dividend of $0.30 per share payable on September 13, 2019, to shareholders of record on July 31, 2019.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. At June 30, 2019, the Company had repurchased 1.4 million shares under this program at a total cost of $102 million.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $240 million by year-end 2019 to certain non-US pension and other post employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
Future cash payments related to the 2019 Restructuring Program are anticipated to be approximately $55 million to $85 million, primarily related to the payment of severance and related benefits, lease termination costs, and contract termination costs. The activities related to the DowDuPont Cost Synergy Program are expected to result in additional cash expenditures of approximately $124 million consisting of severance and related benefit costs and contract terminations. Actions associated with the DowDuPont Cost Synergy Program, including employee separations, are considered substantially complete (see Note 5 to the interim Consolidated Financial Statements). It is possible that additional charges and future cash payments could occur in relation to the Company's restructuring actions. The Company expects to incur additional employee-related costs, including involuntary termination benefits, related to its other optimization activities. These costs cannot be reasonably estimated at this time.

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At June 30, 2019 and December 31, 2018, the Company had directly guaranteed $185 million and $199 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 15 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the Company's contractual obligations at December 31, 2018 can be found in the Company's 2018 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. There have been material changes in the Company's contractual obligations since December 31, 2018 as a result of the distributions of Dow and Corteva. Information related to DuPont's significant contractual obligations is summarized in the following table:

		Payments Due In
In millions	Total at June 30, 2019	Remainder of 2019	2020-2021	2022-2023	2024 and beyond
Long-term debt obligations [1,2]	$15,713	$3	$2,009	$5,801	$7,900
Expected cash requirements for interest [3]	7,640	345	1,306	1,062	4,927
Finance lease obligations	4	1	2	—	1
Operating leases	612	92	221	120	179
Pension and other post employment benefits	1,184	237	138	123	686
Purchase obligations [4]	647	108	312	179	48
Other liabilities [5]	178	27	73	24	54
Total contractual obligations	$25,978	$813	$4,061	$7,309	$13,795

1.	Included in the interim Consolidated Financial Statements.

2.	Excludes unamortized debt fees of $103 million.

3.	Cash requirement for interest on long-term debt was calculated using current interest rates at June 30, 2019 and includes $383 million of various floating rate notes and debt instruments.

4.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

5.
Includes liabilities related to environmental remediation, legal settlements, and other noncurrent liabilities. The table excludes uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities and deferred tax liabilities as it is impractical to determine whether there will be a cash impact related to these liabilities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

The Company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy the contractual obligations that arise in the ordinary course of business.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the interim Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. DuPont’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2018 Annual Report. Since December 31, 2018, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates. See the discussion in this section for information regarding the valuation of assets and impairment considerations.

Valuation of Assets and Impairment Considerations
The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities. The Company assessed and re-defined certain reporting units effective June 1, 2019 in connection with the Second Quarter Segment Realignment. At June 30, 2019, the Company had identified 11 reporting units, eight of which carried goodwill.

During the second quarter 2019, the Company recorded goodwill impairment charges of $1,175 million. Refer to Note 13 to the interim Consolidated Financial Statements for further information.

As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. There were no other indicators for the Company’s other reporting units that would suggest that it is more likely than not that the fair value is less than its carrying value at June 30, 2019. The Company will perform its annual goodwill and intangible asset impairment test in the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The Company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the Company enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 21 to the interim Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi, Swiss franc, and South Korean won. The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the interim Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at June 30, 2019, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at June 30, 2019. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
In millions	June 30, 2019	June 30, 2019
Foreign currency contracts	$7	$(285)
Since the Company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

Concentration of Credit Risk
The Company maintains cash and cash equivalents, marketable securities, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the Company has a policy to limit the dollar amount of credit exposure with any one institution.

As part of the Company's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits. The Company has not sustained credit losses from instruments held at financial institutions.

The Company's sales are not materially dependent on any single customer. As of June 30, 2019, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

The Company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

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

In connection with the Distributions, there are several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been or will be replicated, transferred or separated. The Company continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

DuPont de Nemours Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 15 to the Consolidated Financial Statements.

Litigation
See Note 15 to the interim Consolidated Financial Statements.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934. Refer to Note 15 of the Consolidated Financial Statements for additional discussion of the allocation of liabilities under the Separation and Distribution Agreement and the Letter Agreement.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. Historical EID sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA)”, the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“DEQ”) the Company, originally through Historical EID, and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. DuPont, Denka, EPA, DOJ and DEQ are continuing these discussions, which include potential settlement options.

FilmTec Edina, Minnesota Matter
On March 14, 2017, FilmTec Corporation ("FilmTec"), a wholly owned subsidiary of Historical Dow, received notification from the EPA, Region 5 and the DOJ of a proposed penalty for alleged violations of the Clean Air Act at FilmTec’s Edina, Minnesota, manufacturing facility. In the second quarter 2019, the EPA, the DOJ and FilmTec agreed, subject to publication and entry of a final Consent Decree, to settle the matter for a civil penalty of $250,000 and FilmTec’s agreement to undertake certain remedial actions.

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont, Historical EID, and certain DuPont subsidiaries. NJDEP’s allegations relate to former operations of Historical EID involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historic uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.”

ITEM 1A. RISK FACTORS
The Company's operations could be affected by various risks, many of which are beyond its control. Based on current information, the Company believes that the following identifies the most significant risk factors that could affect its operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to the Separations and Distributions

DuPont is subject to continuing contingent tax-related liabilities of Dow and Corteva following the separations and Distributions.
After the separations and Distributions, there are several significant areas where the liabilities of Dow and Corteva may become the Company’s obligations, either in whole or in part. For example, to the extent that any subsidiary of the Company was included in the consolidated tax reporting group of either Historical Dow or Historical EID for any taxable period or portion of any taxable period ending on or before the effective date of the Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Historical Dow or Historical EID, as applicable, for such taxable period. In connection with the separations and Distributions, DuPont, Dow and Corteva have entered into a Tax Matters Agreement, as amended, that allocates the responsibility for prior period consolidated taxes among Dow, Corteva and DuPont. If Dow or Corteva are unable to pay any prior period taxes for which it is responsible, however, DuPont could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

Restrictions under the intellectual property cross-license agreements will limit the Company’s ability to develop and commercialize certain products and services and/or prosecute, maintain and enforce certain intellectual property.
Following the separations and Distributions, DuPont is dependent to a certain extent on Dow and Corteva to prosecute, maintain and enforce certain of the intellectual property licensed under the intellectual property cross-license agreements entered into by DuPont, Dow and Corteva in connection with the separations and Distributions. For example, Dow and Corteva are responsible for filing, prosecuting and maintaining (at their respective discretion) patents that Dow and Corteva, respectively, license to the Company. Dow or Corteva, as applicable, will also have the first right to enforce their respective patents, trade secrets and know-how licensed to the Company. If Dow or Corteva, as applicable, fails to fulfill its obligations or chooses to not enforce the licensed patents, trade secrets or know-how under the intellectual property cross-license agreements, DuPont may not be able to prevent competitors from making, using and selling competitive products and services.

In addition, the Company’s use of the intellectual property licensed to it under the intellectual property cross-license agreements is restricted to certain fields, which could limit the Company’s ability to develop and commercialize certain products and services. For example, the licenses granted to it under the agreements do not extend to all fields of use that DuPont may in the future decide to enter. These restrictions may make it more difficult, time consuming and/or expensive for it to develop and commercialize certain new products and services, or may result in certain of the Company’s products or services being later to market than those of the Company’s competitors.

Certain of the contracts transferred or assigned to it as part of the separations and Distributions contain provisions requiring the consent of a third party in connection with the transactions contemplated by the separations and Distributions. If such consent is not given, DuPont may not be entitled to the benefit of such contracts in the future.
Certain of the contracts transferred or assigned to it in connection with the separations and Distributions contain provisions that require the consent of a third party. Some parties may use consent requirements or other rights to seek to terminate contracts or obtain more favorable contractual terms from it. If DuPont is unable to obtain such consents on commercially reasonable and satisfactory terms, the Company’s ability to obtain the benefit of such contracts in the future may be impaired and DuPont may be required to seek alternative arrangements which may be less advantageous to it.

The Company’s customers, prospective customers, suppliers or other companies with whom DuPont conducts business may need assurances that the Company’s financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.
Some of the Company’s customers, prospective customers, suppliers or other companies with whom DuPont conducts business may need assurances that the Company’s financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require it to provide additional credit support, such as letters of credit or other financial guarantees. Obtaining such credit support could increase the Company’s costs. Any failure of parties to be satisfied with the Company’s financial stability could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Non-compete restrictions in the Separation and Distribution Agreement limit the Company’s ability to compete with certain businesses of Dow for certain periods of time and may limit strategic transactions or discourage the Company’s potential investors from purchasing the Company’s securities. Moreover, when the non-compete restrictions expire, Dow may re-enter these limited business areas, which could cause DuPont to lose market share.
Pursuant to the Separation and Distribution Agreement, and subject to specified exceptions, DuPont and Dow agree not to compete in limited areas of the other’s businesses for a period 30 months from the date of the Dow Distribution. As a result, even if market conditions or the Company’s strategic direction change, DuPont would not be able to enter the subject materials science businesses during the non-compete period. This non-compete restriction could delay, defer or prevent a change of control, merger, consolidation, takeover or other business combination involving it that the Company’s board of directors or the Company’s shareholders may otherwise support, and could also discourage a potential investor from acquiring the Company’s securities and may harm the market price of the Company’s securities, including the Notes.

Once the non-compete period terminates, Dow could elect to re-enter the Company’s subject business areas, in which case DuPont would face increased competition. This may cause it to lose market share and could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In connection with the separations and Distributions, certain liabilities are allocated to or retained by DuPont through assumption or indemnification of Dow and/or Corteva, as applicable. If DuPont is required to make payments pursuant to these indemnities to Dow and/or Corteva, DuPont may need to divert cash to meet those obligations, and the Company’s financial results could be negatively impacted. In addition, certain liabilities are allocated to or retained by Dow and/or Corteva through assumption or indemnification, or subject to indemnification by other third parties. These indemnities may not be sufficient to insure the Company against the full amount of liabilities allocated to or retained by it, and Dow and/or Corteva may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement, and the Tax Matters Agreement, as amended, (collectively, the “Core Agreements”) with Dow and Corteva, as well as the Letter Agreement between DuPont and Corteva, DuPont has agreed to assume, and indemnify Dow and Corteva for, certain liabilities. (See discussion of the Core Agreements in Note 3 to the interim Consolidated Financial Statements and Litigation and Environmental Matters in Note 15 to the interim Consolidated Financial Statements.) Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business, particularly indemnities relating to the Company’s actions that could impact the tax-free nature of the distributions. Third parties could also seek to hold it responsible for any of the liabilities allocated to Dow and Corteva, including those related to Historical EID’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core Agreements, and third parties could seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont are held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation and Environmental Matters, losses related from liabilities related to discontinued and/or divested operations and businesses of Historical EID that are not primarily related to its agriculture business or specialty products business, (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Certain Stray Liabilities are subject to third party indemnities; however, such indemnities may not be sufficient to protect the Company against the full amount of such liabilities or such third parties may refuse or otherwise claim defenses to payment. Although the Company believes it is remote, there can be no assurance that any such third party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

If the completed distribution of Corteva or Dow, in each case, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax and indemnification liability.
The completed distributions of Corteva and Dow were each conditioned upon the receipt of an opinion from Skadden, Arps, Slate, Meagher & Flom LLP, the Company’s tax counsel, regarding the qualification of the applicable distribution along with certain related transactions as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code,” and such opinions, collectively, the “Tax Opinions”). The Tax Opinions relied on certain facts, assumptions, and undertakings, and certain representations from the Company, Dow and Corteva, as applicable, as well as the IRS Ruling (as defined below). Notwithstanding the Tax Opinions and the IRS Ruling, the Internal Revenue Service (the “IRS”) could determine on audit that either, or both, of the distributions and certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinions.

Even if a distribution otherwise constituted a tax-free transaction to stockholders under Section 355 of the Code, the Company could be required to recognize corporate level tax on such distribution and certain related transactions under Section 355(e) of the Code if the IRS determines that, as a result of the Merger or other transactions considered part of a plan with such distribution, there was a 50 percent or greater change in ownership in the Company, Dow or Corteva, as relevant. In connection with the Merger, the Company sought and received a private letter ruling from the IRS regarding the proper time, manner and methodology for measuring common ownership in the stock of the Company, Historical EID and Historical Dow for purposes of determining whether there was a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the Merger (the “IRS Ruling”). The Tax Opinions relied on the continued validity of the IRS Ruling and representations made by the Company as to the common ownership of the stock of Historical Dow and Historical EID immediately prior to the Merger, and concluded that there was not a 50 percent or greater change of ownership for purposes of Section 355(e) as a result of the Merger. Notwithstanding the Tax Opinions and the IRS Ruling, the IRS could determine that a distribution or a related transaction should nevertheless be treated as a taxable transaction to the Company if it determines that any of the Company’s facts, assumptions, representations or undertakings was not correct or that a distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions that are not covered by the IRS Ruling.

Generally, corporate taxes resulting from the failure of a distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on the Company. Under the Tax Matters Agreement, as amended, that the Company entered into with Dow and Corteva, Dow and Corteva are generally obligated to indemnify the Company against any such taxes imposed on it. However, if a distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Merger and the distributions, then under the Tax Matters Agreement, as amended, the Company and Corteva, on the one hand, and Dow, on the other hand, would share the tax liability resulting from such failure in accordance with the relative equity values of the Company and Dow on the first full trading day following the distribution of Dow, and the Company and Corteva would in turn share any such resulting tax liability in accordance with the relative equity values of the Company and Corteva on the first full trading day following the distribution of Corteva. Furthermore, under the terms of the Tax Matters Agreement, as amended, a party also generally will be responsible for any taxes imposed on the other parties that arise from the failure of either distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to such party, or such party's affiliates’, stock, assets or business, or any breach of such party's representations made in connection with the IRS Ruling or in any representation letter provided to a tax advisor in connection with certain tax opinions, including the Tax Opinions, regarding the tax-free status of the distributions and certain related transactions. To the extent that the Company is responsible for any liability under the Tax Matters Agreement, as amended, there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

The separations and Distributions may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
Although DuPont received a solvency opinion from an investment bank confirming that DuPont, Dow and Corteva would each be adequately capitalized following the separations and Distributions, the separations and Distributions could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that DuPont did not receive fair consideration or reasonably equivalent value in the separations and distributions, and that the separations and distributions left DuPont insolvent or with unreasonably small capital or that DuPont intended or believed DuPont would incur debts beyond the Company’s ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the separations and distributions as a fraudulent transfer or impose substantial liabilities on it, which could adversely affect the Company’s financial condition and the Company’s results of operations.

The separations and Distributions are also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although DuPont’s Board of Directors made the distributions out of DuPont’s surplus and received an opinion that

DuPont had adequate surplus under Delaware law to declare the dividends of Corteva and Dow common stock in connection with the Distributions, there can be no assurance that a court will not later determine that some or all of the distributions were unlawful.

Risks Related to DuPont’s Operations After the Separations and Distributions

Changes in the Company’s credit ratings could increase the Company’s cost of borrowing or restrict the Company’s ability to access debt capital markets. The Company’s credit ratings are important to the Company’s cost of capital.
DuPont relies on access to the debt capital markets and other short-term borrowings to finance the Company’s long-term and day-to-day operations. A decrease in the ratings assigned to it by the ratings agencies may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. The major rating agencies will routinely evaluate the Company’s credit profile and assign debt ratings to it. This evaluation is based on a number of factors, which include weighing the Company’s financial strength versus business, industry and financial risk. The addition of further leverage to the Company’s capital structure could impact the Company’s credit ratings. Failure to maintain an investment grade rating at the Company’s current level would adversely affect the Company’s cost of funding and the Company’s results of operations and could adversely affect the Company’s liquidity and access to the capital markets. Any limitation on the Company’s ability to continue to raise money in the debt capital markets could have a substantial negative effect on the Company’s liquidity. If DuPont is unable to generate sufficient cash flow or maintain access to adequate external financing, including from significant disruptions in the global credit markets, it could restrict the Company’s current operations, activities under its current and future stock buyback programs, and the Company’s growth opportunities, which could adversely affect the Company’s operating results.

A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to economic, political, regulatory, foreign exchange and other risks.
The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 65 percent of net sales on a continuing operations basis for the three months ended June 30, 2019. With Asia Pacific as the Company’s largest and currently highest growth region, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:

•	difficulties and costs associated with complying with a wide variety of complex, and often conflicting, laws, treaties and regulations, including antitrust regulations;

•
restrictions on, as well as difficulties and costs associated with, the repatriation of cash from foreign countries to the United States and the allocation of revenues or distributions of cash between the Company’s foreign subsidiaries;

•	exchange control regulations;

•	fluctuations in foreign exchange rates;

•
labor compliance costs, including wage, salary and benefit controls and other costs associated with a global workforce, as will as difficulties in hiring and maintaining a qualified staff outside of the United States, especially in the Asia Pacific region;

•	government mandated price controls;

•	foreign investment laws;

•	potential for changes in global trade policies, including import, export and other trade restrictions (such as sanctions and embargoes) and tariffs;

•	trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as government takeover or nationalization of businesses; and

•	instability and uncertainty arising from the global geopolitical environment and the evolving international and domestic political, regulatory and economic landscape.

These and other factors can impair the Company’s flexibility in modifying product, marketing, pricing or other strategies for growing the Company’s businesses, as well as the Company’s ability to improve productivity and maintain acceptable operating margins.

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. For its continuing operations as of the six months ended June 30, 2019, the Company’s largest currency exposures are the European euro and Chinese renminbi. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

Sales and expenses of the Company’s non-U.S. businesses are also translated into U.S. dollars for reporting purposes and fluctuations of foreign currency against the U.S. dollar could impact U.S. dollar-denominated earnings. In addition, the Company’s assets and liabilities denominated in foreign currencies can also be impacted by foreign currency exchange rates against the U.S. dollar, which could result in exchange gain or loss from revaluation.

DuPont also faces exchange rate risk from the Company’s investments in subsidiaries owned and operated in foreign countries.

DuPont has a balance sheet hedging program and actively looks for opportunities in managing currency exposures related to earnings. However, foreign exchange hedging activities bear a financial cost and may not always be available to it or be successful in completely mitigating such exposures.

DuPont generates significant amounts of cash outside of the United States that is invested with financial and non-financial counterparties. While DuPont employs comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure the Company’s ability to fund the Company’s operations and commitments, a material disruption to the counterparties with whom DuPont transacts business could expose it to financial loss.

Any one or more of the above factors could adversely affect the Company’s international operations and could significantly affect the Company’s business, results of operations, financial condition and cash flows.

Volatility in energy and raw material costs could have a significant impact on the Company’s sales and earnings.
The Company’s manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the Company’s control. Significant variations in the cost of energy, which primarily reflect market prices for oil, natural gas and raw materials, affect the Company’s operating results from period to period. Legislation to address climate change by reducing greenhouse gas emissions, creating a carbon tax or implementing a cap and trade program could create increases in energy costs and price volatility.

When possible, DuPont purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, DuPont uses over-the-counter and exchange traded derivative commodity instruments to hedge the Company’s exposure to price fluctuations on certain raw material purchases, including food ingredients. DuPont also takes actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. As a result, volatility in these costs may negatively impact the Company’s business, results of operations, financial condition and cash flows.

The Company’s results will be affected by competitive conditions and customer preferences.
Demand for the Company’s products, which impacts revenue and profit margins, will be affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing trends to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes, changes in the Company’s incentive programs, or the customer’s ability to achieve incentive goals; (iv) the impact of tariffs or trade disputes on availability of raw materials; and (v) changes in customers’ preferences for the Company’s products, including the success of products offered by the Company’s competitors, and changes in customer’s designs for their products that can affect the demand for some of the Company’s products.

Additionally, success in achieving the Company’s growth objectives is significantly dependent on the timing and market acceptance of the Company’s new product offerings, including the Company’s ability to renew the Company’s pipeline of new product offerings and to bring those offerings to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection, or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful. The Company’s success will depend on several factors, including the Company’s ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate the Company’s research & development funding to products and services with higher growth prospects;

•	anticipate and respond to the Company’s competitors’ development of new products and services and technological innovations;

•	differentiate the Company’s offerings from the Company’s competitors’ offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the Company’s served markets;

•	obtain adequate intellectual property rights with respect to key technologies before the Company’s competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•	obtain necessary regulatory approvals of appropriate scope; and

•	stimulate customer demand for, and convince customers, to adopt new technologies.

There are no guarantees that new product offerings will prove to be commercially successful. Additionally, the Company’s expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

The costs of complying with evolving regulatory requirements could negatively impact the Company’s business, results of operations, financial condition and cash flows. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.
DuPont continues to be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to the Company’s facilities. Changes to regulations or the implementation of additional regulations, especially in certain highly regulated markets served by the Company’s Nutrition & Biosciences businesses, such as regulatory modernization of food safety laws and evolving standards and regulations affecting pharmaceutical excipients, or in reaction to new or next-generation technologies, including advances in protein engineering, gene editing and gene mapping, or novel uses of existing technologies may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.

Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities causing a negative impact on the Company’s business, cash flows and results of operations.

The Company’s business, results of operations and reputation could be adversely affected by industry-specific risks including process safety and product stewardship/regulatory compliance issues.
DuPont is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; environmental, health and safety regulations; and customer product liability claims. While DuPont maintains general liability insurance, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. In addition, negative publicity related to product liability, food safety, safety, health and environmental matters may damage the Company’s reputation. The occurrence of any of the matters described above could adversely affect the Company’s business, results of operations, financial condition and cash flows.

In most jurisdictions, DuPont must test the safety, efficacy and environmental impact of the Company’s products to satisfy regulatory requirements and obtain the needed approvals. In certain jurisdictions, DuPont must periodically renew the Company’s approvals, which may require it to demonstrate compliance with then-current standards. The regulatory approvals process is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. Additionally, the regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reactions to the actual or perceived impacts of new technology, products or processes on safety, health and the environment. Obtaining and maintaining regulatory approvals will require submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. To maintain the Company’s right to produce or sell existing products or to commercialize new products, DuPont must be able to demonstrate the Company’s ability to satisfy the requirements of regulatory agencies.

The failure to meet existing and new requirements or receive necessary permits or approvals could have near- and long-term effects on the Company’s ability to produce and sell certain current and future products, which could significantly increase operating costs and adversely affect the Company’s business, results of operations, financial condition and cash flows.

The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption of the Company’s supply chain, information technology or network systems and other business disruptions.
Supply chain disruptions, plant and/or power outages, labor disputes and/or strikes, information technology system and/or network disruptions, whether caused by acts of sabotage, employee error, malfeasance or other actions, geo-political activity, weather events and natural disasters, including hurricanes or flooding that impact coastal regions, could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

Supply chain and other business disruptions may also be caused by security breaches, which could include, for example, attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error, malfeasance or other actions or other disruptions. DuPont and/or the Company’s suppliers may fail to effectively prevent, detect and recover from these or other security breaches and, therefore, such breaches could result in misuse of the Company’s assets, loss of property including trade secrets and confidential or personal information, some of which is subject to privacy and security laws, and other business disruptions. As a result, DuPont may be subject to legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, interference with regulatory compliance which could result in sanctions or penalties, liability or penalties under privacy laws, disruption in the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Like most major corporations, DuPont is the target of industrial espionage, including cyber-attacks, from time to time. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. Although management does not believe that DuPont has experienced any material losses to date related to these security breaches, including cybersecurity incidents, there can be no assurance that DuPont will not suffer such losses in the future.

DuPont seeks to actively manage the risks within the Company’s control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, DuPont may be required to expend significant resources to enhance the Company’s control environment, processes, practices and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Enforcing the Company’s intellectual property rights, or defending against intellectual property claims asserted by others, could adversely affect the Company’s business, results of operations, financial condition and cash flows.
Intellectual property rights, including patents, trade secrets, know-how and other confidential information, trademarks, tradenames and other forms of trade dress, are important to the Company’s business. DuPont endeavors to protect the Company’s intellectual property rights in jurisdictions in which the Company’s products are produced or used and in jurisdictions into which the Company’s products are imported. However, DuPont may be unable to obtain protection for the Company’s intellectual property in key jurisdictions. Further, changes in government policies and regulations, including changes made in reaction to pressure from non-governmental organizations, or the public generally, could impact the extent of intellectual property protection afforded by such jurisdictions.

DuPont has designed and implemented internal controls intended to restrict access to and distribution of the Company’s intellectual property. Despite these precautions, the Company’s intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, DuPont considers the matter for report to governmental authorities for investigation, as appropriate, and take measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.

Competitors are increasingly challenging the Company’s intellectual property positions, and the potential outcomes can be highly uncertain. Third parties may also claim the Company’s products violate their intellectual property rights. Defending such claims, even those without merit, is time-consuming and expensive. In addition, as a result of such claims, DuPont has and could be required in the future to enter into license agreements, develop non-infringing products or engage in litigation that could be costly. If challenges are resolved adversely, it could negatively impact the Company’s ability to obtain licenses on competitive terms, commercialize new products and generate sales from existing products.

In addition, because of the rapid pace of technological change, the confidentiality of patent applications in some jurisdictions and/or the uncertainty in predicting the outcome of complex proceedings relating to ownership or the scope of protection of patents relating to certain emerging technologies, competitors may be unexpectedly issued patents that DuPont does not anticipate. These patents could reduce the value of the Company’s commercial or pipeline products or, to the extent they cover key technologies on which DuPont has unknowingly relied, require it to seek to obtain licenses or cease using the technology, no matter how valuable to the Company’s business. If DuPont decided to obtain licenses to continue using the technology, it cannot ensure DuPont would be able to obtain such a license on acceptable terms.

Legislation and jurisprudence on patent protection is evolving, and changes in laws could affect the Company’s ability to obtain or maintain patent protection for the Company’s products.

Any one or more of the above factors could significantly affect the Company’s business, results of operations, financial condition and cash flows.

Increased concerns regarding chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations, may lead to new regulations and compliance may be costly.
Concerns about chemicals and biotechnology, as well as their potential impact on health and the environment, reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing, delays or failures in obtaining or retaining regulatory approvals, delayed product launches, lack of market acceptance, product discontinuation, continued pressure for and adoption of more stringent regulatory intervention and litigation. These concerns could also influence public perceptions, the viability or continued sales of certain of the Company’s products, the Company’s reputation and the cost to comply with regulations and, as a result, could have a negative impact on the Company’s business, results of operations and financial condition.

An impairment of goodwill or intangible assets could negatively impact the Company’s financial results.
At least annually, DuPont must assess both goodwill and indefinite-lived intangible assets for impairment. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. If testing indicates that goodwill or intangible assets are impaired, their carrying values will be written down based on fair values with a charge against earnings. Where DuPont utilizes discounted cash flow methodologies in determining fair values, continued weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.

As a result of the Merger and related acquisition method of accounting, Historical EID’s assets and liabilities were measured at fair value, and any declines in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets. Future impairments of the Company’s goodwill or intangible assets also could be recorded due to changes in assumptions, estimates or circumstances and the magnitude of such impairments may be material to it.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact the Company’s business, results of operations, financial condition and cash flows.
DuPont from time to time evaluates acquisition candidates that may strategically fit the Company’s business and/or growth objectives. If DuPont is unable to successfully integrate and develop acquired businesses, DuPont could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the Company’s financial results. DuPont expects to continually review the Company’s portfolio of assets for contributions to the Company’s objectives and alignment with the Company’s growth strategy. The Letter Agreement between the Company and Corteva limits DuPont’s ability to separate certain businesses and assets to third parties without assigning certain of its indemnification obligations under the Separation and Distribution Agreement to the transferee of such businesses and assets or meeting certain other alternative conditions. DuPont may be unable to meet the conditions under the Letter Agreement, if applicable.
Even if the conditions under the Letter Agreement are met or are not applicable, DuPont may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings. Moreover, DuPont might incur asset impairment charges related to acquisitions or divestitures that reduce the Company’s earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful, it could adversely impact the Company’s business, results of operations, financial condition and cash flows.

The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies.
DuPont faces risks arising from various unasserted and asserted litigation matters, including product liability, patent infringement and other intellectual property disputes, contract and commercial litigation, claims for damage or personal injury, antitrust claims, governmental regulations and other actions. An adverse outcome in any one or more of these matters could be material to the Company’s business, results of operations, financial condition and cash flows.

In the ordinary course of business, DuPont may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and DuPont may issue guarantees of third-party obligations. If DuPont is required to make payments as a result, they could exceed the amounts accrued therefor, thereby adversely affecting the Company’s results of operations.

DuPont is subject to numerous laws, regulations and mandates globally which could adversely affect the Company’s operating results and forward strategy.
DuPont does business globally in more than 60 countries. DuPont is required to comply with the numerous and far-reaching laws and regulations administered by United States federal, state, local and foreign governmental authorities. DuPont is required to comply with other general business regulations covering areas such as income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental protections, product safety, and handling and production of regulated substances. DuPont expects to frequently face challenges from U.S. and foreign tax authorities regarding the amount of taxes due. These challenges may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.

In evaluating the exposure associated with various tax filing positions, DuPont expects to record reserves for estimates of potential additional tax DuPont may owe. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject it to administrative, civil and criminal remedies including fines, penalties, disgorgement, injunctions and recalls of the Company’s products, and damage to the Company’s reputation.

Governmental policies, including antitrust and competition law, trade restrictions, regulations related to medical applications and devices, food safety regulations, sustainability requirements, traceability and other government regulations and mandates, can impact the Company’s ability to execute this strategy successfully. See also “-A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to the economic, political, regulatory, foreign exchange and other risks.”

Failure to maintain a streamlined operating model and sustain operational improvements may reduce the Company’s profitability or adversely impact the Company’s business, results of operations, financial condition and cash flows.
The Company’s profitability and margin growth will depend in part on the Company’s ability to maintain a streamlined operating model and drive sustainable improvements, through actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. A variety of factors may adversely affect the Company’s ability to realize the targeted cost synergies, including failure to successfully optimize the Company’s facilities footprint, the failure to take advantage of the Company’s global supply chain, the failure to identify and eliminate duplicative programs, and the failure to otherwise integrate Historical EID’s or Historical Dow’s respective specialty products businesses, including their technology platforms. There can be no assurance that DuPont is be able to achieve or sustain any or all of the cost savings generated from restructuring actions.

The Company’s U.S. and non-U.S. tax liabilities will be dependent, in part, upon the distribution of income among various jurisdictions in which DuPont operate.
The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of the Company’s tax exposures and various other governmental enforcement initiatives. The Company’s tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of the Company’s deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact the Company’s provision for income taxes

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April 2019	—	$—	—	$—
May 2019	—	$—	—	$—
June 2019	1,371,450	$74.18	1,371,450	$1,898
Second quarter 2019	1,371,450	$74.18	1,371,450	$1,898

1.	On June 1, 2019, the Company announced a new $2 billion share buyback program, which expires on June 1, 2021.

In July 2019, the Company purchased an additional 2,050,898 shares at a total cost of $148 million. Approximately $1.75 billion of the Company’s $2.0 billion share repurchase authorization is remaining.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.2
Second Amended and Restated Certificate of Incorporation of DowDuPont Inc. effective as of June 1, 2019, incorporated by reference to Exhibit 3.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

3.3
The Amended and Restated Bylaws of DuPont de Nemours, Inc., effective as of June 1, 2019, incorporated by reference to Exhibit 3.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.1**
Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.2**
Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.3**
Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.4**	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.5*	DuPont Management Deferred Compensation Plan, effective June 1, 2019.
10.6*	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019.
10.7*	DuPont Deferred Variable Compensation Plan, effective June 1, 2019.
10.8*	DuPont Retirement Savings Restoration Plan, effective June 1, 2019.
10.9*	DuPont Pension Restoration Plan, effective June 1, 2019.
10.10*	DuPont Omnibus Incentive Plan effective June 1, 2019.
10.11*	Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of June 1, 2019.
18.1*	Preferability Letter of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Upon request of the U.S. Securities and Exchange Commission, (the “SEC”), DuPont hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement; provided, however, that DuPont may omit confidential information pursuant to Item 601(b)(10) or request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

DuPont de Nemours Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS INC.
Registrant
Date: August 6, 2019

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware