Form 10-Q
period 2019-09-30
DuPont de Nemours, Inc.
filed 2019-10-31
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The registrant had 740,806,717 shares of common stock, $0.01 par value, outstanding at October 29, 2019.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2019

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

Following the Corteva Distribution, DuPont holds the specialty products business. Unless otherwise indicated, the interim Consolidated Financial Statements and Notes thereto present the financial position of DuPont's continuing operations as of September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included, as applicable, in the interim Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability and costs to achieve all the expected benefits from the Dow Distribution and the Corteva Distribution (together, the “Distributions”); (ii) restrictions under intellectual property cross license agreements entered into in connection with the Distributions; (iii) non-compete restrictions agreed in connection with the Distributions; (iv) the incurrence of significant costs in connection with the Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (v) risks related to indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; (vi) potential liability arising from fraudulent conveyance and similar laws in connection with the Distributions; (vii) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (viii) uncertainty as to the long-term value of DuPont common stock; (ix) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade and (x) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the Distributions; security threats, such as acts of sabotage, terrorism or war, natural disasters and weather events and patterns which could result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission ("SEC"), in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2019	2018	2019	2018
Net sales	$5,426	$5,683	$16,308	$17,137
Cost of sales	3,531	3,770	10,648	11,660
Research and development expenses	225	264	724	808
Selling, general and administrative expenses	645	731	2,013	2,301
Amortization of intangibles	247	256	755	787
Restructuring and asset related charges - net	82	11	290	110
Goodwill impairment charges	—	—	1,175	—
Integration and separation costs	191	519	1,149	1,312
Equity in earnings of nonconsolidated affiliates	43	45	132	156
Sundry income (expense) - net	79	(9)	144	(25)
Interest expense	177	—	493	—
Income (Loss) from continuing operations before income taxes	450	168	(663)	290
Provision for income taxes on continuing operations	78	37	142	201
Income (Loss) from continuing operations, net of tax	372	131	(805)	89
Income from discontinued operations, net of tax	5	408	1,217	3,391
Net income	377	539	412	3,480
Net income attributable to noncontrolling interests	5	38	90	117
Net income available for DuPont common stockholders	$372	$501	$322	$3,363

Per common share data:
Earnings (Loss) per common share from continuing operations - basic	$0.49	$0.15	$(1.10)	$0.06
Earnings per common share from discontinued operations - basic	0.01	0.50	1.53	4.29
Earnings per common share - basic	$0.50	$0.65	$0.43	$4.35
Earnings (Loss) per common share from continuing operations - diluted	$0.49	$0.15	$(1.10)	$0.06
Earnings per common share from discontinued operations - diluted	0.01	0.50	1.53	4.26
Earnings per common share - diluted	$0.50	$0.65	$0.43	$4.32

Weighted-average common shares outstanding - basic	745.5	765.4	748.2	769.1
Weighted-average common shares outstanding - diluted	747.7	770.4	748.2	774.4
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2019	2018	2019	2018
Net income	$377	$539	$412	$3,480
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	—	8	67	(31)
Cumulative translation adjustments	(694)	(174)	(829)	(1,234)
Pension and other post employment benefit plans	(4)	127	187	384
Derivative instruments	—	205	(58)	324
Total other comprehensive (loss) income	(698)	166	(633)	(557)
Comprehensive (loss) income	(321)	705	(221)	2,923
Comprehensive income attributable to noncontrolling interests, net of tax	4	33	102	73
Comprehensive (loss) income attributable to DuPont	$(325)	$672	$(323)	$2,850
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except per share amounts (Unaudited)	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$2,107	$8,548
Marketable securities	6	29
Accounts and notes receivable - net	3,962	3,391
Inventories	4,306	4,107
Other current assets	307	305
Assets of discontinued operations	—	110,275
Total current assets	10,688	126,655
Investments
Investments in nonconsolidated affiliates	1,670	1,745
Other investments	28	28
Noncurrent receivables	35	47
Total investments	1,733	1,820
Property, plant and equipment - net of accumulated depreciation (September 30, 2019 - $4,822; December 31, 2018 - $4,199)	9,699	9,917
Other Assets
Goodwill	32,935	34,496
Other intangible assets	13,769	14,655
Deferred income tax assets	231	178
Deferred charges and other assets	1,064	134
Total other assets	47,999	49,463
Total Assets	$70,119	$187,855
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$1,975	$15
Accounts payable	2,944	2,619
Income taxes payable	148	115
Accrued and other current liabilities	1,549	1,129
Liabilities of discontinued operations	—	69,434
Total current liabilities	6,616	73,312
Long-Term Debt	15,610	12,624
Other Noncurrent Liabilities
Deferred income tax liabilities	3,474	3,912
Pension and other post employment benefits - noncurrent	1,050	1,343
Other noncurrent obligations	1,457	764
Total other noncurrent liabilities	5,981	6,019
Total Liabilities	$28,207	$91,955
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2019: 742,678,900 shares; 2018: 784,143,433 shares)	7	8
Additional paid-in capital	51,155	81,976
(Accumulated deficit) Retained earnings	(8,289)	30,257
Accumulated other comprehensive loss	(1,529)	(12,394)
Unearned ESOP shares	—	(134)
Treasury stock at cost (2019: 0 shares; 2018: 27,817,518 shares)	—	(5,421)
Total DuPont stockholders' equity	41,344	94,292
Noncontrolling interests	568	1,608
Total equity	41,912	95,900
Total Liabilities and Equity	$70,119	$187,855
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2019	2018
Operating Activities
Net income	$412	$3,480
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,662	4,450
Credit for deferred income tax and other tax related items	(633)	(37)
Earnings of nonconsolidated affiliates less than dividends received	700	155
Net periodic pension benefit (credit) cost	(58)	85
Pension contributions	(485)	(2,804)
Net gain on sales of assets, businesses and investments	(119)	(65)
Restructuring and asset related charges - net	564	741
Goodwill impairment charges	1,175	—
Amortization of merger-related inventory step-up	253	1,494
Other net loss	326	620
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,418)	(3,765)
Inventories	339	(1,136)
Accounts payable	(805)	350
Other assets and liabilities, net	(1,082)	(3,938)
Cash provided by (used for) operating activities	831	(370)
Investing Activities
Capital expenditures	(2,091)	(2,558)
Investment in gas field developments	(25)	(82)
Proceeds from sales of property and businesses, net of cash divested	238	104
Acquisitions of property and businesses, net of cash acquired	(9)	(20)
Distributions and loan repayments from nonconsolidated affiliates	—	55
Proceeds from sale of ownership interests in nonconsolidated affiliates	21	—
Purchases of investments	(195)	(2,536)
Proceeds from sales and maturities of investments	233	2,956
Proceeds from interests in trade accounts receivable conduits	—	657
Other investing activities, net	21	(15)
Cash used for investing activities	(1,807)	(1,439)
Financing Activities
Changes in short-term notes payable	2,876	2,807
Proceeds from issuance of long-term debt	4,005	756
Payments on long-term debt	(6,899)	(2,396)
Purchases of treasury stock	(2,040)	(3,000)
Proceeds from issuance of Company stock	76	187
Employee taxes paid for share-based payment arrangements	(83)	(124)
Distributions to noncontrolling interests	(18)	(83)
Dividends paid to stockholders	(1,389)	(2,625)
Cash held by Dow and Corteva at the respective Distributions	(7,315)	—
Debt extinguishment costs	(104)	—
Other financing activities, net	(6)	(6)
Cash used for financing activities	(10,897)	(4,484)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(246)
Decrease in cash, cash equivalents and restricted cash	(11,875)	(6,539)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,591	4,441
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	5,431	9,574
Cash, cash equivalents and restricted cash at beginning of period	14,022	14,015
Cash, cash equivalents and restricted cash from continuing operations, end of period	2,147	1,992
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	5,484
Cash, cash equivalents and restricted cash at end of period	$2,147	$7,476
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2019 and 2018

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$8	$81,272	$28,931	$(8,972)	$(189)	$(1,000)	$1,597	$101,647
Adoption of accounting standards	—	—	996	(1,037)	—	—	—	(41)
Net income	—	—	3,363	—	—	—	117	3,480
Other comprehensive loss	—	—	—	(557)	—	—	(44)	(601)
Dividends ($3.42 per common share)	—	—	(2,625)	—	—	—	—	(2,625)
Common stock issued/sold	—	188	—	—	—	—	—	188
Stock-based compensation and allocation of ESOP shares	—	394	—	—	50	—	—	444
Distributions to non-controlling interests	—	—	—	—	—	—	(77)	(77)
Purchases of treasury stock	—	—	—	—	—	(3,000)	—	(3,000)
Other	—	—	(18)	—	—	—	61	43
Balance at September 30, 2018	$8	$81,854	$30,647	$(10,566)	$(139)	$(4,000)	$1,654	$99,458

Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	322	—	—	—	90	412
Other comprehensive (loss) income	—	—	—	(633)	—	—	12	(621)
Dividends ($1.86 per common share)	—	(224)	(1,165)	—	—	—	—	(1,389)
Common stock issued/sold	—	76	—	—	—	—	—	76
Stock-based compensation and allocation of ESOP shares	—	173	(1)	—	29	—	—	201
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Purchases of treasury stock	—	—	—	—	—	(2,040)	—	(2,040)
Retirement of treasury stock	—	—	(7,461)	—	—	7,461	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105	—	(1,124)	(50,487)
Other	(1)	(3)	(7)	—	—	—	—	(11)
Balance at September 30, 2019	$7	$51,155	$(8,289)	$(1,529)	$—	$—	$568	$41,912
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2019 and 2018

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2018	$8	$81,699	$30,142	$(10,732)	$(145)	$(3,000)	$1,620	$99,592
Net income	—	—	501	—	—	—	38	539
Other comprehensive income (loss)	—	—	—	166	—	—	(5)	161
Dividends	—	—	4	—	—	—	—	4
Common stock issued/sold	—	46	—	—	—	—	—	46
Stock-based compensation and allocated ESOP shares	—	109	—	—	6	—	—	115
Distributions to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Purchases of treasury stock	—	—	—	—	—	(1,000)	—	(1,000)
Other	—	—	—	—	—	—	5	5
Balance at September 30, 2018	$8	$81,854	$30,647	$(10,566)	$(139)	$(4,000)	$1,654	$99,458

Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$—	$570	$42,576
Net income	—	—	372	—	—	—	5	377
Other comprehensive loss	—	—	—	(698)	—	—	(1)	(699)
Dividends	—	—	—	—	—	—	—	—
Common stock issued/sold	—	9	—	—	—	—	—	9
Stock-based compensation and allocation of ESOP shares	—	20	(1)	—	—	—	—	19
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Purchases of treasury stock	—	—	—	—	—	(359)	—	(359)
Retirement of treasury stock	—	—	(359)	—	—	359	—	—
Other	—	(3)	(2)	—	—	—	—	(5)
Balance at September 30, 2019	$7	$51,155	$(8,289)	$(1,529)	$—	$—	$568	$41,912
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

Spin-Offs
Effective as of 5:00 p.m. on April 1, 2019, the Company completed the previously announced separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock (the “Dow Common Stock”), to holders of the Company’s common stock (the “DowDuPont common stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”).

Effective as of 12:01 a.m. on June 1, 2019, the Company completed the previously announced separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock (the “Corteva Common Stock”), to holders of the Company’s common stock as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, DuPont holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont." Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

These interim Consolidated Financial Statements present the financial position of DuPont as of September 30, 2019 and December 31, 2018 and the results of operations of DuPont for the three and nine months ended September 30, 2019 and 2018 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

The Company adopted the new standard in the first quarter of 2019, which allows for a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial adoption. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statement as its date of initial application. The Company has elected to apply the transition requirements at the January 1, 2019 effective date rather than at the beginning of the earliest comparative period presented. This approach allows for a cumulative effect adjustment in the period of adoption, and prior periods are not restated and continue to be reported in accordance with historic accounting under ASC 840 (Leases). In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company chose to not apply the standard to certain existing land easements, excluded short-term leases (term of 12 months or less) from the balance sheet and accounts for non-lease and lease components in a contract as a single component for all asset classes. The following table summarizes the impact of adoption to the consolidated balance sheet:

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
1. The as reported December 31, 2018 information has been updated to reflect the impact of the reverse stock split and the change in accounting policy discussed in Note 1.
2. The net impact to retained earnings was primarily a result of the recognition of a deferred gain associated with a prior sale-leaseback transaction.

The adoption of the new guidance did not have a material impact on the Company's interim Consolidated Statement of Operations and had no impact on the interim Consolidated Statement of Cash Flows.

Accounting Guidance Issued But Not Adopted at September 30, 2019
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350, Intangibles - Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance and based on the analysis performed to date does not expect there to be a significant impact.

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

On April 1, 2019, prior to the Dow Distribution, the Company contributed $2,024 million in cash to Dow.

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$12,485	$10,867	$37,375
Cost of sales	10,190	8,917	30,245
Research and development expenses	158	163	519
Selling, general and administrative expenses	302	329	1,006
Amortization of intangibles	118	116	353
Restructuring and asset related charges - net	46	157	174
Integration and separation costs	36	44	89
Equity in earnings of nonconsolidated affiliates	135	(13)	530
Sundry income (expense) - net [1]	1	17	118
Interest expense	255	240	779
Income from discontinued operations before income taxes	1,516	905	4,858
Provision for income taxes on discontinued operations [1]	398	176	1,084
Income from discontinued operations, net of tax	1,118	729	3,774
Income from discontinued operations attributable to noncontrolling interests, net of tax	30	37	78
Income from discontinued operations attributable to DuPont stockholders, net of tax	$1,088	$692	$3,696

1.
The three and nine months ended September 30, 2019 includes $82 million of expense in "Sundry income (expense) - net" and a benefit of $85 million in "Provision for income taxes on discontinued operations" related to certain unrecognized tax benefits for positions taken on items from prior years.

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Materials Science Division:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2018	September 30, 2019	September 30, 2018
Depreciation and amortization	$719	$744	$2,127
Capital expenditures	$575	$597	$1,443

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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$1,955	$7,144	$11,366
Cost of sales	1,512	4,218	7,864
Research and development expenses	318	470	984
Selling, general and administrative expenses	463	1,294	1,836
Amortization of intangibles	88	176	284
Restructuring and asset related charges - net	233	117	457
Integration and separation costs	111	430	280
Equity in earnings of nonconsolidated affiliates	(2)	(4)	(1)
Sundry income (expense) - net [1]	55	52	247
Interest expense	107	91	293
Income from discontinued operations before income taxes	(824)	396	(386)
Provision for income taxes on discontinued operations [1]	(114)	74	(8)
Income from discontinued operations, net of tax	$(710)	$322	$(378)
Income from discontinued operations attributable to noncontrolling interests, net of tax	(7)	35	13
Income from discontinued operations attributable to DuPont stockholders, net of tax	$(703)	$287	$(391)

1.
The three and nine months ended September 30, 2019 includes $6 million of expense in "Sundry income (expense) - net" and a benefit of $8 million in "Provision for income taxes on discontinued operations" related to certain unrecognized tax benefits for positions taken on items from prior years.

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

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

	Three Months Ended	Nine Months Ended
In millions	September 30, 2018	September 30, 2019	September 30, 2018
Depreciation and amortization	$209	$385	$679
Capital expenditures	$123	$383	$330

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

Indemnifications
In connection with the Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies both Dow and Corteva against certain litigation, environmental, income taxes, workers' compensation and other liabilities that arose prior to the distribution. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At September 30, 2019, the indemnified assets are $122 million within "Accounts and notes receivable, net" and $157 million within "Deferred charges and other assets" and liabilities of $103 million within "Accrued and other current liabilities" and $102 million within "Other noncurrent obligations."

For additional information regarding treatment of litigation and environmental related matters under the Separation and Distribution Agreement and the Letter Agreement refer to Note 15.

Other Discontinued Operations Activity
For the nine months ended September 30, 2019, the Company recorded "Income from discontinued operations, net of tax" of $86 million, respectively, related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses and $80 million related to changes in accruals for certain prior year tax positions related to the divested crop protection business and research and development assets of Historical EID.

DuPont Sustainable Solutions Sale
In the third quarter of 2019, the Company completed the sale of its Sustainable Solutions business unit, a part of the Non-Core segment, to Gyrus Capital. The sale resulted in a pre-tax gain of $28 million ($22 million net of tax). The gain was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

Integration and Separation Costs
Integration and separation costs for continuing operations primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger and the Distributions. These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Integration and separation costs	$191	$519	$1,149	$1,312

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

Effective October 1, 2019, Electronics & Imaging realigned its product lines as Image Solutions, Interconnect Solutions and Semiconductor Technologies. The Company will recast its revenue by product group to reflect the new structure beginning with the Company's 2019 annual financial statements.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Advanced Printing	$113	$129	$353	$387
Display Technologies	83	88	242	230
Interconnect Solutions	339	313	859	892
Semiconductor Technologies	399	410	1,163	1,216
Electronics & Imaging	$934	$940	$2,617	$2,725
Food & Beverage	$736	$733	$2,237	$2,260
Health & Biosciences	582	601	1,756	1,837
Pharma Solutions	207	199	625	634
Nutrition & Biosciences	$1,525	$1,533	$4,618	$4,731
Mobility Solutions	$559	$648	$1,772	$1,917
Healthcare & Specialty	376	387	1,148	1,217
Industrial & Consumer	274	322	875	1,018
Transportation & Industrial	$1,209	$1,357	$3,795	$4,152
Safety Solutions	$630	$619	$1,952	$1,870
Shelter Solutions	411	473	1,166	1,367
Water Solutions	286	272	833	763
Safety & Construction	$1,327	$1,364	$3,951	$4,000
Biomaterials	$54	$74	$166	$218
Clean Technologies	78	71	219	224
DuPont Teijin Films	48	51	127	149
Photovoltaic & Advanced Materials	223	255	707	826
Sustainable Solutions	28	38	108	112
Non-Core	$431	$489	$1,327	$1,529
Total	$5,426	$5,683	$16,308	$17,137

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
U.S. & Canada	$1,822	$1,814	5,424	5,457
EMEA [1]	1,227	1,362	3,898	4,319
Asia Pacific	2,057	2,164	6,036	6,375
Latin America	320	343	950	986
Total	$5,426	$5,683	$16,308	$17,137

1.	Europe, Middle East and Africa.

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

Revenue recognized in the first nine months of 2019 from amounts included in contract liabilities at the beginning of the period was approximately $31 million (approximately $36 million in the first nine months of 2018). The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	September 30, 2019	December 31, 2018
In millions
Accounts and notes receivable - trade [1]	$3,157	$2,960
Contract assets - current [2]	$36	$48
Deferred revenue - current [3]	$95	$71
Deferred revenue - noncurrent [4]	$12	$7

1.	Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.

2.	Included in "Other current assets" in the interim Condensed Consolidated Balance Sheets.

3.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

4.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. At September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $34 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next 2 years.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $82 million and $290 million for the three and nine months ended September 30, 2019 ($11 million and $110 million for the three and nine months ended September 30, 2018). These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations and consist primarily of the following:

2019 Restructuring Program
During the second quarter 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program").

The following tables summarize the charges incurred related to the 2019 Restructuring Program for the three and nine months ended September 30, 2019:

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Severance and related benefit costs	$48	$98
Asset related charges	21	24
Total restructuring and asset related charges - net	$69	$122

2019 Restructuring Program Charges by Segment	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
In millions
Electronics & Imaging	$35	$42
Nutrition & Biosciences	4	18
Transportation & Industrial	6	18
Safety & Construction	3	20
Non-Core	3	3
Corporate	18	21
Total	$69	$122

The following table summarized the activities related to the 2019 Restructuring Program.

2019 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2018	$—	$—	$—
2019 restructuring charges	98	24	122
Charges against the reserve	—	(24)	(24)
Cash payments	(4)	—	(4)
Reserve balance at September 30, 2019	$94	$—	$94

At September 30, 2019, $94 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete by the second half of 2020.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions of Dow and Corteva. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Sciences Divisions are reflected in discontinued operations. The Company has recorded pretax restructuring charges attributable to the continuing operations of DuPont of $480 million inception-to-date, consisting of severance and related benefit costs of $222 million, asset related charges of $198 million and contract termination charges of $60 million related to charges. The Company does not expect to incur further significant charges related to this program and the program is considered substantially complete at September 30, 2019.

The following tables summarize the charges incurred related to the DowDuPont Cost Synergy Program for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Severance and related benefit costs	$—	$9	$49	$86
Contract termination charges	—	—	16	15
Asset related charges	14	2	43	9
Total restructuring and asset related charges - net[1]	$14	$11	$108	$110

1.
The charge for the three and nine months ended September 30, 2019 includes $13 million and $105 million which was recognized in "Restructuring and asset related charges - net" and $1 million and $3 million which was recognized in "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations.

DowDuPont Cost Synergy Program Charges by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Electronics & Imaging	$—	$—	$—	$2
Nutrition & Biosciences	3	—	38	—
Transportation & Industrial	—	—	—	(1)
Safety & Construction	2	2	7	21
Non-Core	(1)	1	(1)	(5)
Corporate [1]	10	8	64	93
Total	$14	$11	$108	$110

1.	Severance and related benefit costs were recorded at Corporate.

The following table summarized the activities related to the DowDuPont Cost Synergy Program.

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2018	$126	$16	$—	$142
2019 restructuring charges	49	16	43	108
Charges against the reserve	—	—	(43)	(43)
Cash payments	(83)	(29)	—	(112)
Reserve balance at September 30, 2019	$92	$3	$—	$95

At September 30, 2019, $85 million was included in "Accrued and other current liabilities" ($129 million at December 31, 2018) and $10 million was included in "Other noncurrent obligations" ($13 million at December 31, 2018) in the interim Condensed Consolidated Balance Sheets.

Equity Method Investment Impairment Related Charges
During the second quarter of 2019, in preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID distributed the SP Legal Entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to equity method investments held by the Company as of May 1, 2019. The Company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the Nutrition & Biosciences segment. Based on updated projections, the Company determined the fair value of the equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million in “Restructuring and asset related charges - net” during the second quarter of 2019. The impairment related to the Nutrition & Biosciences segment. See Notes 13 and 22 for additional information.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Non-operating pension and other post employment benefit (OPEB) credits	$21	$24	$60	$79
Interest income	1	8	50	29
Net gain (loss) on sales of other assets and investments [1]	64	(7)	127	(1)
Foreign exchange (losses) gains, net [2]	(23)	(26)	(101)	(148)
Net loss on divestiture and changes in joint venture ownership	—	(6)	—	(27)
Miscellaneous income (expenses) - net [3]	16	(2)	8	43
Sundry income (expense) - net	$79	$(9)	$144	$(25)

1.
The three and nine months ended September 30, 2019 includes income of $34 million and $85 million, respectively, related to a sale of assets within the Electronics & Imaging segment and as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit within the Non-Core segment.

2.	Includes a $50 million foreign exchange loss for the nine months ended September 30, 2018 related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

3.
Miscellaneous income and expenses - net, for the nine months ended September 30, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement. The miscellaneous income for the three months and nine months ended 2018 primarily relates to legal settlements.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the distribution of Corteva, the Trust assets related to Corteva employees were transferred to a new trust for Corteva (the "Corteva Trust"). As a result, the Trust currently held by DuPont relates to funding obligations to DuPont employees. At September 30, 2019, the Company had restricted cash of $40 million ($43 million at December 31, 2018) included in "Other current assets" in the interim Condensed Consolidated Balance Sheets which was completely attributed to the Trust.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,549 million at September 30, 2019 and $1,129 million at December 31, 2018. Accrued payroll, which is a component of "Accrued and other current liabilities," was $462 million at September 30, 2019 and $506 million at December 31, 2018. No other components of "Accrued and other current liabilities" were more than 5 percent of total current liabilities.

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

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. For the three and nine months ended September 30, 2018, the Company recorded a benefit of $127 million and $103 million, respectively, to “Provision for income taxes on continuing operations" in the interim Consolidated Statements of Operations to adjust the provisional amount related to the remeasurement of the Company's deferred tax balance.

•
For the nine months ended September 30, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

During the first quarter of 2019, in connection with the Distributions, the Company repatriated certain funds from its foreign subsidiaries that were not needed to finance local operations or separation activities. During the first quarter of 2019, the Company recorded a tax charge of $10 million, associated with these repatriation activities to "Provision for income taxes on continuing operations." There were no charges associated with these repatriation activities in the second or third quarter of 2019. The Company continues to assert indefinite reinvestment related to certain investments in foreign subsidiaries.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2019 was 17.3 percent, compared with an effective tax rate of 22.0 percent for the third quarter of 2018. The effective tax rate for the third quarter of 2019 was favorably impacted by, among other items, tax benefits related to the adjustment of certain unrecognized benefits for positions taken on items from a prior year.

For the first nine months of 2019, the effective tax rate on continuing operations was (21.4) percent, compared with 69.3 percent for the first nine months of 2018. The negative tax rate for the first nine months of 2019, was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 13 for more information regarding the goodwill impairment charges.

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

The following tables provide earnings per share calculations for the three and nine months ended September 30, 2019 and 2018:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended		Nine Months Ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income (loss) from continuing operations, net of tax	$372	$131	$(805)	$89
Net income from continuing operations attributable to noncontrolling interests	5	15	18	26
Net income from continuing operations attributable to participating securities [1]	—	2	1	15
Income (loss) from continuing operations attributable to common stockholders	$367	$114	$(824)	$48
Income from discontinued operations, net of tax	5	408	1,217	3,391
Net income from discontinued operations attributable to noncontrolling interests	—	23	72	91
Income from discontinued operations attributable to common stockholders	5	385	1,145	3,300
Net income attributable to common stockholders	$372	$499	$321	$3,348

Earnings Per Share Calculations - Basic	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dollars per share
Income (loss) from continuing operations attributable to common stockholders	$0.49	$0.15	$(1.10)	$0.06
Income from discontinued operations, net of tax	0.01	0.50	1.53	4.29
Net income attributable to common stockholders	$0.50	$0.65	$0.43	$4.35

Earnings Per Share Calculations - Diluted	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dollars per share
Income (loss) from continuing operations attributable to common stockholders	$0.49	$0.15	$(1.10)	$0.06
Income from discontinued operations, net of tax	0.01	0.50	1.53	4.26
Net income attributable to common stockholders	$0.50	$0.65	$0.43	$4.32

Share Count Information	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Shares in millions
Weighted-average common shares - basic	745.5	765.4	748.2	769.1
Plus dilutive effect of equity compensation plans	2.2	5.0	—	5.3
Weighted-average common shares - diluted	747.7	770.4	748.2	774.4
Stock options and restricted stock units excluded from EPS calculations [2]	3.8	3.2	2.8	2.7

1.	Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	September 30, 2019	December 31, 2018
Accounts receivable – trade [1]	$3,110	$2,891
Notes receivable – trade	47	69
Other [2]	805	431
Total accounts and notes receivable - net	$3,962	$3,391

1.
Accounts receivable – trade is net of allowances of $9 million at September 30, 2019 and $10 million at December 31, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 10 - INVENTORIES

Inventories	September 30, 2019	December 31, 2018
In millions
Finished goods	$2,600	$2,599
Work in process	874	833
Raw materials	604	560
Supplies	228	115
Total inventories	$4,306	$4,107

Prior to the Corteva Distribution, the Company recorded inventory under the last-in, first-out ("LIFO"), first-in, first-out and average cost methods. Effective June 1, 2019, the Company changed its method of valuing certain inventories of the specialty products business from the LIFO method to the average cost method. Management believes that the change in accounting is preferable as it results in a consistent method to value inventory across all regions of the business, it improves comparability with industry peers, and it more closely resembles the physical flow of inventory. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in an unfavorable adjustment to "(Accumulated Deficit) Retained Earnings" of $280 million as of January 1, 2018.  In addition, certain financial statement line items in the Company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and interim Condensed Consolidated Balance Sheet as of December 31, 2018 were adjusted as follows:

Consolidated Statements of Operations	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Cost of sales	$3,775	$3,770	$(5)	$11,657	$11,660	$3
Provision for income taxes on continuing operations	$36	$37	$1	$198	$201	$3
Net income	$535	$539	$4	$3,486	$3,480	$(6)

Consolidated Balance Sheet	December 31, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Inventories	$4,472	$4,107	$(365)
Deferred income tax liabilities	$3,998	$3,912	$(86)
Retained earnings	$30,536	$30,257	$(279)

Basic and diluted earnings per share from continuing operations were not materially effected for the three and nine months ended September 30, 2018, as a result of the above accounting policy change.

There was no impact on cash used by operating activities for prior year periods as a result of the above policy change.

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of September 30, 2019 and for the three and nine months then ended:

Consolidated Statements of Operations	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Cost of sales	$3,533	$3,531	$(2)	$10,648	$10,648	$—
Provision for income taxes on continuing operations	$76	$78	$2	$142	$142	$—
Net income	$377	$377	$—	$412	$412	$—

Consolidated Balance Sheet	September 30, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Inventories	$4,691	$4,306	$(385)
Deferred income tax liabilities	$3,565	$3,474	$(91)
Accumulated deficit	$(7,995)	$(8,289)	$(294)

Basic and diluted earnings per share from continuing operations were not materially effected for the three or nine months ended September 30, 2019, as a result of the above accounting policy change.

There was no impact on cash used by operating activities for current year periods as a result of the above policy change.

NOTE 11 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			September 30, 2019	December 31, 2018
In millions
Land and land improvements	0	-	25	$783	$944
Buildings	1	-	50	2,708	2,581
Machinery, equipment, and other	1	-	25	9,585	9,133
Construction in progress				1,445	1,458
Total property, plant and equipment				$14,521	$14,116
Total accumulated depreciation				$4,822	$4,199
Total property, plant and equipment - net				$9,699	$9,917

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Depreciation expense	$252	$286	$778	$857

NOTE 12 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the interim Condensed Consolidated Balance Sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Sep 30, 2019	Dec 31, 2018
In millions
Investment in nonconsolidated affiliates	$1,670	$1,745
Accrued and other current liabilities	(83)	(81)
Other noncurrent obligations	(617)	(495)
Net investment in nonconsolidated affiliates	$970	$1,169

Subsequent to the Distributions, the Company maintained an ownership interest in 22 nonconsolidated affiliates at September 30, 2019. The following table reflects the Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at September 30, 2019:

	Country	Ownership Interest
		September 30, 2019
The HSC Group:
DC HSC Holdings LLC [1]	United States	50.0%
Hemlock Semiconductor L.L.C.	United States	50.1%

1.	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

HSC Group
The carrying value of the Company's investments in the HSC Group, which includes Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC, was adjusted as a result of the HSC Group's adoption of Topic 606 on January 1, 2019 in accordance with the effective date of Topic 606 for non-public companies. The resulting impact to the Company's investments in the HSC Group was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "(Accumulated Deficit) Retained earnings" of $183 million in the consolidated balance sheet at January 1, 2019. The following table reflects the carrying value of the HSC Group investments at September 30, 2019 and December 31, 2018:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	Sep 30, 2019	Dec 31, 2018
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(617)	$(495)
DC HSC Holdings LLC	Investment in nonconsolidated affiliates	$500	$535

DuPont supplies trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this raw material to the HSC Group represented less than 2 percent of consolidated net sales for the nine months ended September 30, 2019 and September 30, 2018. Sales of this raw material to the HSC Group are reflected in Non-Core.

The following is summarized financial information for the Company's principal nonconsolidated equity method investments. The amounts shown below represent 100 percent of these equity method investment’s results of operations:

Results of Operations	Nine Months Ended
In millions	September 30, 2019	September 30, 2018
Revenues	$481	$576
Costs of good sold	$276	$360
Income from continuing operations	$179	$226
Net income attributed to entities	$160	$201

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2019 were as follows:

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2018 [1]	$6,960	$12,109	$6,967	$6,698	$1,762	$34,496
Impairments	—	(933)	—	—	(242)	(1,175)
Currency Translation Adjustment	(37)	(237)	(59)	(78)	—	(411)
Other Goodwill Adjustments	—	(13)	—	—	38	25
Balance at September 30, 2019	$6,923	$10,926	$6,908	$6,620	$1,558	$32,935

1.	Updated for changes in reportable segments effective in the second quarter of 2019. Refer to Note 23 for additional information.

The Company tests goodwill and intangible assets for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

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

In connection with the analyses described above, the Company recorded aggregate, pre-tax, non-cash impairment charges of $1,175 million for the nine months ended September 30, 2019 impacting the Nutrition & Biosciences and Non-Core segments. As part of this analysis, the Company determined that the fair value of its Industrial Biosciences reporting unit was below carrying value resulting in a pre-tax, non-cash goodwill impairment charge of $933 million. The Industrial Biosciences reporting unit, part of the Nutrition & Biosciences segment prior to the Second Quarter Segment Realignment, was comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. Revised financial projections of the Industrial Biosciences reporting unit reflect unfavorable market conditions, driven by slowed demand in the biomaterials business unit which was realigned to the new Non-Core segment effective June 1, 2019, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections. The $242 million in goodwill impairment charges impacting the Non-Core segment also relates to multiple reporting units comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. The impairment charges impacting Non-Core were determined through utilization of the market approach which was considered most appropriate as the Company continues to evaluate strategic options for these businesses.

The Company analyses above used discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach (utilizes Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,311	$(1,266)	$3,045	$4,362	$(1,010)	$3,352
Trademarks/tradenames	1,241	(387)	854	1,245	(328)	917
Customer-related	8,897	(2,076)	6,821	9,029	(1,720)	7,309
Other	298	(95)	203	306	(114)	192
Total other intangible assets with finite lives	$14,747	$(3,824)	$10,923	$14,942	$(3,172)	$11,770
Intangible assets with indefinite lives:
IPR&D	$—	$—	$—	$15	$—	$15
Trademarks/tradenames	2,846	—	2,846	2,870	—	2,870
Total other intangible assets	2,846	—	2,846	2,885	—	2,885
Total	$17,593	$(3,824)	$13,769	$17,827	$(3,172)	$14,655

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	Sep 30, 2019	Dec 31, 2018
In millions
Electronics & Imaging	$1,864	$2,037
Nutrition & Biosciences	4,517	4,823
Transportation & Industrial	3,636	3,833
Safety & Construction	3,074	3,244
Non-Core	678	718
Total	$13,769	$14,655

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Other intangible assets	$247	$256	$755	$787

Total estimated amortization expense for the remainder of 2019 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2019	$255
2020	$1,010
2021	$1,002
2022	$988
2023	$956
2024	$854

NOTE 14 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarize the Company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations	September 30, 2019	December 31, 2018
In millions
Commercial paper	$1,968	$—
Notes payable to banks and other lenders	2	4
Long-term debt due within one year[1]	5	11
Total short-term borrowings and finance lease obligations	$1,975	$15

1.	Includes finance lease obligations due within one year.

The weighted-average interest rate on notes payable and commercial paper at September 30, 2019 and December 31, 2018 was 2.33 percent and 8.25 percent, respectively. The decrease in the interest rate from 2018 is primarily due to commercial paper issuance at lower interest rates. The Company issued $1,968 million of commercial paper year to date, of which approximately $1,400 million was issued in anticipation of the Corteva Distribution (the “Funding CP Issuance”).

Long-Term Debt	September 30, 2019		December 31, 2018
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Final maturity 2020	$2,000	3.54%	$2,000	3.68%
Final maturity 2023	2,800	4.10%	2,800	4.16%
Final maturity 2024 and thereafter	7,900	4.98%	7,900	4.98%
Other facilities:
Term loan due 2022	3,000	3.11%	—	—%
Other loans	11	4.17%	14	4.32%
Finance lease obligations	3		25
Less: Unamortized debt discount and issuance costs	99		104
Less: Long-term debt due within one year [1,2]	5		11
Total	$15,610		$12,624

1.	Presented net of current portion of unamortized debt issuance costs.

2.	Includes finance lease obligations due within one year.

Principal payments of long-term debt for the remainder of 2019 and the five succeeding fiscal years is as follows:

Maturities of Long-Term Debt for Next Five Years at September 30, 2019	Total
In millions
Remainder of 2019	$1
2020	$2,005
2021	$6
2022	$3,002
2023	$2,800
2024	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $17,424 million and $13,080 million at September 30, 2019 and December 31, 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2019
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Term Loan Facility	May 2019	$3,000	$—	May 2022	Floating Rate
Revolving Credit Facility, Five-year	May 2019	3,000	2,980	May 2024	Floating Rate
364-day Revolving Credit Facility	June 2019	750	750	June 2020	Floating Rate
Total Committed and Available Credit Facilities		$6,750	$3,730

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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $514 million at September 30, 2019. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $127 million at September 30, 2019. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. There were no material changes to the debt covenants and default provisions during the third quarter of 2019.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
Under the Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at September 30, 2019, DuPont has recorded (i) a liability of $33 million (although it is reasonably possible that the ultimate cost could range up to $112 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $3 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $58 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

The liabilities allocated to and assumed by Dow and Corteva are reflected as discontinued operations of the Company at December 31, 2018. Such liabilities assumed by Dow as of the consummation of the Dow Distribution on April 1, 2019, include the following matters discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, (the “Annual Report”) and Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019, (the “First Quarterly Report”): Asbestos Related Matters of Union Carbide Corporation, Urethane Matters, Rocky Flats Matter, Dow Silicones Chapter 11 Related Matters, Midland Off-Site Environmental Matters, Dow Silicones Midland, Michigan, Freeport, Texas, Plaquemine, Louisiana and St. Charles, Louisiana Steam-Assisted Flares Matters, Freeport, Texas, Facility Matter, Mt. Meigs, Alabama Matter, Union Carbide Matter and Union Carbide - Seadrift, Texas and, with indemnity from DuPont and Corteva, the Sabine Plant, Orange Texas-EPA Multimedia Inspection. Such liabilities assumed by Corteva as of the consummation of the Corteva Distribution on June 1, 2019, include the following matters discussed in the Company’s Annual Report and the First Quarterly Report: La Porte Plant, La Porte, Texas - Crop Protection-Release Incident Investigation and La Porte Plant, La Porte, Texas - EPA Multimedia Inspection.

Discontinued and/or Divested Operations and Businesses ("DDOB") Liabilities of Historical EID
Under the Separation and Distribution Agreement and the Letter Agreement between Corteva and DuPont, DDOB liabilities of Historical EID primarily related to Historical EID’s agriculture business were allocated to or retained by Corteva and those primarily related to Historical EID’s specialty products business were allocated to or retained by the Company. Historical EID DDOB liabilities not primarily related to Historical EID’s agriculture business or specialty products business (“Stray Liabilities”), are allocated as follows:

•
Generally, indemnifiable losses as defined in the Separation and Distribution Agreement, (“Indemnifiable Losses”) for Stray Liabilities, to the extent they do not arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS, defined below, (“Non-PFAS Stray Liabilities”) that are known as of April 1, 2019 are borne by Corteva up to a specified amount set forth in the schedules to the Separation and Distribution Agreement and/or Letter Agreement. Non-PFAS Stray Liabilities in excess of such specified amounts and any Non-PFAS Stray Liabilities not listed in the schedules to the Separation and Distribution Agreement or Letter Agreement are borne by Corteva and/or DuPont up to separate, aggregate thresholds of $200 million each, (as to Corteva or DuPont, the "$200 Million Threshold"), to the extent Corteva or DuPont, as applicable, incurs an Indemnifiable Loss. Once Corteva’s or DuPont’s $200 Million Threshold is met, the other would generally bear all Non-PFAS Stray Liabilities until meeting its $200 Million Threshold. After the respective $200 million thresholds are met, DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses.

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

Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at September 30, 2019. Therefore, at September 30, 2019, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

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

In 2017, Historical EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a five-year period that began on July 6, 2017. The amended agreement provides that during that five- year period, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, Historical EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. At the end of the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, have filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction to which Chemours responded in October 2019. In addition, Corteva and DuPont have initiated an arbitration of the dispute as required under the Chemours Separation Agreement. DuPont's reply to Chemours' response is due in November after which the motion to dismiss will be before the judge. Before determining if the matter is arbitrated, as required under the Chemours Separation Agreement, or will proceed in the Court of Chancery, the judge typically would schedule oral argument on the motion.

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

Personal Injury
DuPont, which was formed after the spinoff of Chemours as a subsidiary of Historical EID and Historical Dow, is not named in the personal injury discussed below.

In 2004, Historical EID settled a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from Historical EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Historical EID has residual liabilities under the Leach settlement related to providing PFOA water treatment to six area water districts and private well users and to fund, through an escrow account, up to $235 million for a medical monitoring program for eligible class members.

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

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

Natural Resource Damage Claims, Aqueous Firefighting Foam and Other Claims
DuPont, which was formed after the spinoff of Chemours as a subsidiary of Historical EID and Historical Dow, is named in certain of the actions discussed below.

Natural Resource Damage Claims
Eight suits have been filed by State Attorneys General in New Jersey (four suits; one each relating to the Chambers Works, Parlin, Pompton Lakes and Repauno sites in New Jersey), New Hampshire, New York, Ohio and Vermont for alleged harm to natural resources, punitive damages, and present and future costs to cleanup contamination from certain PFAS compounds and to abate the alleged nuisance.

The New Hampshire (NH), New York (NY), Ohio (OH) and Vermont (VT) suits name 3M, EID, Corteva, Chemours and the Company. Additional defendants are named in the NY and OH suits. These suits include causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction.

All four suits filed in New Jersey (NJ) name EID and Chemours. DuPont is a named party in the Parlin suit. The Parlin and Chambers Works suits include causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction.

The New Jersey Attorney General and New Jersey State Department of Environmental Protection filed two directives, one of which names DuPont. The directives seek information on the historical and current use of PFAS.

Aqueous Firefighting Foam (“AFFF”)
Approximately 150 lawsuits have been filed in different parts of the country against 3M, foam manufacturers and others; most of them are consolidated in multi-district litigation in federal district court in South Carolina (the “SC MDL”) . The claims involve alleged contamination of neighboring drinking and groundwater from the use of aqueous firefighting foams on military installations, air force bases, commercial airports and refineries. About 32 of the cases name EID and Chemours as defendants. The Company is also named in six of these cases. These six cases include causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction. The claims against EID, Chemours and the Company involve alleged sales of PFOA and PFOS products to defendant foam manufacturers. EID and the Company have never made or sold firefighting foam, PFOS or PFOS containing products.

Other Claims
About 60 cases in total are pending in state courts in Maine (ME), North Carolina (NC) and NY; and in federal courts in NY (Northern and Southern District Courts), NC (Eastern District) and OH (Southern District). These suits are pending against 3M, EID, Chemours and various other defendants. The Company is named in one suit pending in the Eastern District NC. The causes of action vary by case but include causes of action for public nuisance, property damage, and water remediation.

The Hardwick case is pending in the Southern District OH and seeks certification of a nationwide class of individuals who have detectable levels of PFAS in their blood serum. The suit was filed against several defendants in addition to Chemours and EID. The complaint specifically seeks, among other things, the creation of a “PFAS Science Panel” to study the effects of PFAS, but expressly states that the class does not seek compensatory damages for personal injuries.

There are two actions pending in Eastern District NC against EID and Chemours, relating to discharges of PFCs, including GenX, into the Cape Fear River. GenX is a polymerization processing aid and a replacement for PFOA introduced by Historical EID which Chemours continues to manufacture at its Fayetteville Works facility in Bladen County, NC. One of these actions is a consolidated putative class action that asserts claims for damages and other relief on behalf of putative classes of property owners and residents in areas near or who draw drinking water from the Cape Fear River. The Company is named as a defendant, in the other action before the Eastern District NC. It is a consolidated action brought by various NC water authorities, including the Cape Fear Public Utility Authority and Brunswick County, that seek actual and punitive damages as well as injunctive relief. In addition, an action is pending in North Carolina state court on behalf of about 200 plaintiffs who own wells and property near the Fayetteville Works facility. The plaintiffs seek damages for nuisance allegedly caused by releases of certain PFCs from the site.

Of the 60 cases, 46 are consolidated in a purported class action in NY state court brought on behalf of Hoosick Falls, NY real property owners or lessors, those receiving drinking water from the Hoosick Falls municipal water authority or private wells. Six of these cases include causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2019, the Company had accrued obligations of $75 million for probable environmental remediation and restoration costs, comprised of $33 million retained and assumed following the Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $175 million above the amount accrued at September 30, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2018, the Company had accrued obligations of $51 million for probable environmental remediation and restoration costs.

Pursuant to the Separation and Distribution Agreement, the Company's is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $75 million as of September 30, 2019 includes amount for which the Company indemnifies Dow and Corteva. At September 30, 2019, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, and customers. At September 30, 2019 and December 31, 2018, the Company had directly guaranteed $193 million and $199 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 25 percent of the $28 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at September 30, 2019	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers[1]:
Bank borrowings	2020	$28
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2019	$165
Total guarantees		$193

1.
Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices.  Of the total maximum future payments, $28 million had terms less than a year.

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

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability on the accompanying consolidated balance sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At September 30, 2019, the Company has future maximum payments for residual value guarantees in operating leases of $18 million with final expirations through 2024. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows:

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$51	$141
Finance lease cost
Amortization of right-of-use assets	1	4
Interest on lease liabilities	—	—
Total finance lease cost	1	4
Short-term lease cost	1	3
Variable lease cost	2	5
Less: Sublease income	7	19
Total lease cost, net	$48	$134

Supplemental cash flow information related to leases was as follows:

In millions	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150
Financing cash flows from finance leases	$3

New operating lease assets and liabilities entered into during the nine months ended September 30, 2019 were $111 million. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2019
Operating Leases
Operating lease right-of-use assets[1]	$604
Current operating lease liabilities[2]	162
Noncurrent operating lease liabilities[3]	437
Total operating lease liabilities	$599

Finance Leases
Property, plant, and equipment, gross	$13
Accumulated depreciation	6
Property, plant, and equipment, net	$7
Short-term borrowings and finance lease obligations	$1
Long-Term Debt	2
Total finance lease liabilities	$3

1.	Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheet.

2.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheet.

3.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.36
Finance leases	4.62
Weighted average discount rate
Operating leases	3.30%
Finance leases	3.33%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2019	Operating Leases	Finance Leases
In millions
2019	$44	$—
2020	151	1
2021	119	1
2022	96	1
2023	57	—
2024 and thereafter	190	1
Total lease payments	$657	$4
Less: Interest	58	1
Present value of lease liabilities	$599	$3

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

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. During the third quarter, the Company had repurchased and retired 5.1 million shares for $359 million. As of September 30, 2019, the Company had repurchased and retired 6.5 million shares under this program at a total cost of $461 million.

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

The following table provides a reconciliation of DuPont Common Stock activity for the nine months ended September 30, 2019:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at December 31, 2018	784,143	27,818
Issued	2,468	—
Repurchased	—	16,114
Retired	(43,932)	(43,932)
Balance at September 30, 2019	742,679	—

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2019 and 2018:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2018
Balance at January 1, 2018 [1]	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(36)	(1,232)	14	268	(986)
Amounts reclassified from accumulated other comprehensive income (loss)	5	(2)	370	56	429
Net other comprehensive (loss) income	$(31)	$(1,234)	$384	$324	$(557)
Reclassification of stranded tax effects [2]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at September 30, 2018	$(15)	$(3,276)	$(7,466)	$191	$(10,566)

2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(811)	47	(43)	(739)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	140	(15)	106
Net other comprehensive income (loss)	$67	$(829)	$187	$(58)	$(633)
Spin-offs of Dow and Corteva	$(16)	$3,179	$8,196	$139	$11,498
Balance at September 30, 2019	$—	$(1,435)	$(93)	$(1)	$(1,529)

1.
The beginning balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was adopted in the first quarter of 2018.

2.
Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was adopted April 1, 2018. The ASU allowed a reclassification from AOCL to retained earnings for stranded tax effects resulting from The Act.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

Tax Benefit (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Unrealized gains (losses) on investments	$—	$(2)	$(18)	$7
Cumulative translation adjustments	—	(4)	(1)	(24)
Pension and other post employment benefit plans	(6)	(34)	(4)	(98)
Derivative instruments	—	(48)	16	(56)
Tax expense from income taxes related to other comprehensive income items	$(6)	$(88)	$(7)	$(171)

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2019 and 2018 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Income Classification
In millions	2019	2018	2019	2018
Unrealized (gains) losses on investments	$—	$4	$(1)	$7	See (1) below
Tax expense (benefit)	—	(1)	—	(2)	See (2) below
After tax	$—	$3	$(1)	$5
Cumulative translation adjustments	$—	$—	$(18)	$(2)	See (3) below
Pension and other post employment benefit plans	$4	$155	$146	$465	See (4) below
Tax benefit	(6)	(33)	(6)	(95)	See (2) below
After tax	$(2)	$122	$140	$370
Derivative Instruments	$—	$17	$(18)	$69	See (5) below
Tax expense (benefit)	—	(5)	3	(13)	See (2) below
After tax	$—	$12	$(15)	$56
Total reclassifications for the period, after tax	$(2)	$137	$106	$429
1. "Net sales" and "Sundry income (expense) - net."
2. "Provision for income taxes on continuing operations."
3. "Sundry income (expense) - net."
4. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other post employment benefit plans. See Note 19 for additional information.
5. "Cost of sales," "Sundry income (expense) - net" and "Interest expense."

NOTE 18 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the interim Condensed Consolidated Balance Sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the interim Consolidated Statements of Operations.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018:

Noncontrolling Interests	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Balance at beginning of period	$570	$1,620	$1,608	$1,597
Net income attributable to noncontrolling interests	5	38	90	117
Distributions to noncontrolling interests [1]	(6)	(4)	(18)	(77)
Noncontrolling interests from Merger	—	5	—	61
Cumulative translation adjustments	(2)	(5)	14	(45)
Spin-off of Dow and Corteva	—	—	(1,124)	—
Other	1	—	(2)	1
Balance at end of period	$568	$1,654	$568	$1,654

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations, totaled $6 million for the nine months ended September 30, 2018.

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

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended		Nine Months Ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Defined Benefit Pension Plans:
Service cost	$17	$163	$166	$495
Interest cost	19	402	610	1,216
Expected return on plan assets	(35)	(700)	(954)	(2,114)
Amortization of prior service credit	(1)	(6)	(8)	(18)
Amortization of net (gain) loss	(6)	168	129	508
Curtailment/settlement [1]	1	2	(1)	(2)
Net periodic benefit (credit) cost - total	$(5)	$29	$(58)	$85
Less: Net periodic benefit (credit) cost - discontinued operations	—	36	(45)	110
Net periodic benefit credit - continuing operations	$(5)	$(7)	$(13)	$(25)
Other Post Employment Benefits:
Service cost	$—	$6	$5	$16
Interest cost	—	31	52	96
Amortization of net gain	—	(6)	(6)	(18)
Net periodic benefit cost - total	$—	$31	$51	$94
Less: Net periodic benefit (credit) cost - discontinued operations	—	31	50	93
Net periodic benefit cost - continuing operations	$—	$—	$1	$1
1. The 2018 impact relates to the curtailment and settlement of pension plans in the U.S. and Australia all of which have been transferred to Corteva and included in discontinued operations. The 2019 impact relates to the curtailment of pension plans in Canada which have been retained by DuPont and included in continuing operations.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $200 million by year-end 2019 to certain non-US pension and other post employment benefit plans.
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

Immediately following the Corteva Distribution, on June 1, 2019, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants. The DuPont OIP has two subplans to reflect the DuPont EIP and the 2012 Plan. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the DuPont EIP and 2012 Plan immediately prior to the Distributions. Under the DuPont OIP, a maximum of 14 million shares of common stock are available for award as of September 30, 2019.

DuPont recognized share-based compensation expense in continuing operations of $30 million and $85 million for the three and nine months ended September 30, 2019, respectively, and $23 million and $75 million for the three and nine months ended September 30, 2018, respectively. The income tax benefits related to stock-based compensation arrangements were $6 million and $18 million for the three and nine months ended September 30, 2019, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2018, respectively.

Performance Stock Units
During the third quarter of 2019, DuPont granted 0.5 million performance-based restricted stock units (“PSUs”) to senior leadership under a subplan of the DuPont OIP with a weighted-average fair value of $66.06 per share. Vesting for PSUs granted is based upon achieving certain adjusted operating EBITDA targets and certain return on invested capital ("ROIC") targets, weighted evenly between the metrics. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to two-hundred percent of the original grant. The weighted-average grant-date fair value of the PSUs is based upon the market price of the underlying common stock as of the grant date.

Other Quarterly Award Activity
In the third quarter of 2019, DuPont granted 1.4 million stock options under the DuPont OIP with a weighted-average exercise price of $66.06 per share and a weighted-average fair value of $11.85 per share. There was minimal RSU grant activity during the period.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2019 and December 31, 2018:

Fair Value of Financial Instruments	September 30, 2019				December 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$849	$—	$—	$849	$8,226	$—	$—	$8,226
Restricted cash equivalents [1]	$40	$—	$—	$40	$43	$—	$—	$43
Marketable securities	$6	$—	$—	$6	$29	$—	$—	$29
Equity securities [2]	$4	$—	$—	$4	$2	$—	$—	$2
Total cash and restricted cash equivalents, marketable securities and other investments	$899	$—	$—	$899	$8,300	$—	$—	$8,300
Long-term debt including debt due within one year	$(15,615)	$—	$(1,813)	$(17,428)	$(12,635)	$5	$(461)	$(13,091)
Derivatives relating to:
Foreign currency [3]	—	8	(15)	(7)	—	37	(6)	31
Total derivatives	$—	$8	$(15)	$(7)	$—	$37	$(6)	$31

1.	Classified as "Other current assets" in the interim Condensed Consolidated Balance Sheets.

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

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. As of the third quarter of 2019, the Company has not designated any derivatives or non-derivatives as hedging instruments.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	Sept 30, 2019	Dec 31, 2018
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts	$(182)	$2,057
Commodity contracts	$6	$9

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		September 30, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	16	(8)	8
Total asset derivatives		$16	$(8)	$8

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$23	$(8)	$15
Total liability derivatives		$23	$(8)	$15

		December 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $3 million for the three months ended September 30, 2019 ($31 million gain for the three months ended September 30, 2018) and a loss of $63 million for the nine months ended September 30, 2019 ($27 million gain for the nine months ended September 30, 2018). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains related to foreign currency contracts from AOCL to income within the next 12 months.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2019	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$889
Marketable securities [2]	6
Derivatives relating to: [3]
Foreign currency contracts	16
Total assets at fair value	$911
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$17,428
Derivatives relating to: [3]
Foreign currency contracts	23
Total liabilities at fair value	$17,451

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	See Note 21 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

4.	See Note 21 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2018	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$8,269
Marketable securities [2]	29
Derivatives relating to: [3]
Foreign currency contracts	72
Total assets at fair value	$8,370
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$13,091
Derivatives relating to: [3]
Foreign currency contracts	21
Total liabilities at fair value	$13,112
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. Primarily time deposits with maturities of greater than three months at time of acquisition.
3. See Note 21 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets
4. See Note 21 for information on fair value measurements of long-term debt.

The Company has equity securities of $4 million and $2 million as of September 30, 2019 and December 31, 2018, respectively, classified as level 1 measurements. The Company’s investments in equity securities are included in “Other investments” in the interim Condensed Consolidated Balance Sheets.

Fair Value Measurements on a Nonrecurring Basis
During the second quarter of 2019, the Company recorded goodwill impairment charges related to the Nutrition & Biosciences and the Non-Core segments. See Note 13 for further discussion of these fair value measurements.

The Internal SP Distribution served as a triggering event to assess equity method investments for impairment. The Company recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment during the second quarter of 2019. The impairment charge of $63 million was recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. See Note 5 for further discussion of these fair value measurements.

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

Prior to April 1, 2019, the Company's measure of profit / loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e. pro forma "Income (loss) from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post employment benefits (“OPEB”) / charges, and foreign exchange gains/losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Pro forma adjustments impacting consolidated results are outlined in the Supplemental Unaudited Pro Forma Combined Financial Information section contained in Management's Discussion and Analysis ("MD&A"). Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are outlined in the Supplemental Unaudited Pro Forma Combined Information section of the MD&A as adjustments to "Cost of sales". The impact of these supply agreements are reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit / loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended September 30, 2019.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Three Months Ended September 30, 2019
Net sales	$934	$1,525	$1,209	$1,327	$431	$—	$5,426
Operating EBITDA [1]	$320	$360	$306	$352	$88	$(25)	$1,401
Equity in earnings of nonconsolidated affiliates	$10	$—	$1	$7	$25	$—	$43
Three months ended September 30, 2018
Net sales	$940	$1,533	$1,357	$1,364	$489	$—	$5,683
Pro forma operating EBITDA [1]	$322	$364	$383	$350	$86	$(50)	$1,455
Equity in earnings of nonconsolidated affiliates	$7	$—	$1	$6	$31	$—	$45
Nine Months Ended September 30, 2019
Net sales	$2,617	$4,618	$3,795	$3,951	$1,327	$—	$16,308
Pro forma operating EBITDA [1]	$854	$1,104	$1,036	$1,108	$281	$(130)	$4,253
Equity in earnings of nonconsolidated affiliates	$18	$—	$3	$22	$89	$—	$132
Nine months ended September 30, 2018
Net sales	$2,725	$4,731	$4,152	$4,000	$1,529	$—	$17,137
Pro forma operating EBITDA [1]	$889	$1,115	$1,174	$972	$319	$(186)	$4,283
Equity in earnings of nonconsolidated affiliates	$20	$1	$4	$19	$112	$—	$156

1.	A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2019 and 2018	Three Months Ended
In millions	September 30, 2019	September 30, 2018
Income from continuing operations, net of tax	$372	$131
+ Provision for income taxes on continuing operations	78	37
Income from continuing operations before income taxes	$450	$168
+ Depreciation and amortization	499	542
- Interest income [1]	1	8
+ Interest expense	177	171
- Non-operating pension/OPEB benefit[1]	21	24
- Foreign exchange gains (losses), net [1]	(23)	(26)
+ Costs historically allocated to the materials science and agriculture businesses [2]	—	234
+ Pro forma adjustments [3]	—	(56)
- Adjusted significant items	(274)	(402)
Operating EBITDA [3]	$1,401	$1,455

1.	Included in "Sundry income (expense) - net."
2. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
3. For the three months ended September 30, 2018, operating EBITDA is on a pro forma basis. Refer to the Supplemental Unaudited Pro Forma Combined Financial Information contained in the MD&A for additional information related to the pro forma adjustments.

Reconciliation of "(Loss) Income from continuing operations, net of tax" to Pro Forma Operating EBITDA for the Nine months Ended September 30, 2019 and 2018	Nine Months Ended
In millions	September 30, 2019	September 30, 2018
(Loss) Income from continuing operations, net of tax	$(805)	$89
+ Provision for income taxes on continuing operations	142	201
(Loss) Income from continuing operations before income taxes	$(663)	$290
+ Depreciation and amortization	1,533	1,644
- Interest income [1]	50	29
+ Interest expense	522	513
- Non-operating pension/OPEB benefit [1]	60	79
- Foreign exchange gains (losses), net [1,2]	(101)	(98)
+ Costs historically allocated to the materials science and agriculture businesses [3]	256	842
+ Pro forma adjustments [4]	122	(206)
- Adjusted significant items	(2,492)	(1,210)
Pro Forma Operating EBITDA [4]	$4,253	$4,283

1.	Included in "Sundry income (expense) - net."

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

The significant items for the three months ended September 30, 2019, are presented on an as reported basis. The adjusted significant items for the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, are presented on a pro forma basis. The following tables summarize the pretax impact of significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2019	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(191)	$(191)
Restructuring and asset related charges - net [2]	(35)	(7)	(6)	(5)	(2)	(28)	(83)
Total	$(35)	$(7)	$(6)	$(5)	$(2)	$(219)	$(274)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

Adjusted Significant Items by Segment for the Three Months Ended September 30, 2018 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Net loss on divestitures and changes in joint venture ownership [1]	$—	$—	$—	$—	$(6)	$—	$(6)
Integration and separation costs [2]	—	—	—	—	—	(385)	(385)
Restructuring and asset related charges - net [3]	—	—	—	(2)	(1)	(8)	(11)
Total	$—	$—	$—	$(2)	$(7)	$(393)	$(402)

1.	Reflected in "Sundry income (expense) - net."

2.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

3.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

Adjusted Significant Items by Segment for the Nine Months Ended September 30, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(976)	$(976)
Restructuring and asset related charges - net [2]	(42)	(119)	(18)	(27)	(2)	(85)	(293)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Income tax related items [4]	—	—	—	(48)	—	—	(48)
Total	$(42)	$(1,052)	$(18)	$(75)	$(244)	$(1,061)	$(2,492)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 5 for additional information.

3.	See Note 13 for additional information.
4. Includes a $48 million charge in "Sundry income (expense) - net" which reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

Adjusted Significant Items by Segment for the Nine Months Ended September 30, 2018 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Merger-related inventory step-up amortization [1]	$—	$(68)	$—	$(5)	$—	$—	$(73)
Net loss on divestitures and changes in joint venture ownership [2]	—	—	—	—	(27)	—	(27)
Integration and separation costs [3]	—	—	—	—	—	(950)	(950)
Restructuring and asset related charges - net [4]	(2)	—	1	(21)	5	(93)	(110)
Income tax related item [5]	—	—	—	—	—	(50)	(50)
Total	$(2)	$(68)	$1	$(26)	$(22)	$(1,093)	$(1,210)

1.	Includes the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

2.	Reflected in "Sundry income (expense) - net."

3.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 5 for additional information.

5.	Includes a foreign exchange loss related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

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

The interim Consolidated Financial Statements included in this report present the consolidated financial position of DuPont as of September 30, 2019 and December 31, 2018 and the results of operations of DuPont for the three and nine months ended September 30, 2019 and 2018 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows related to Dow and Corteva have not been segregated and are included, as applicable, in the interim Consolidated Statements of Cash Flows for all periods presented. Unless otherwise indicated, the information included in Management's Discussion and Analysis refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

RECENT DEVELOPMENTS
Divestitures
In the third quarter of 2019, the Company completed the sale and separation of its Sustainable Solutions business unit, a part of the Non-Core segment, to Gyrus Capital. The sale resulted in a pre-tax gain of $28 million ($22 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

In September 2019, DuPont announced an agreement to sell its compound semiconductor solutions business, a part of the Electronics & Imaging segment, to SK Siltron for approximately $450 million. The transaction is expected to close by the end of 2019, pending satisfaction of customary closing conditions, including receipt of regulatory approval.

Dividends
On September 13, 2019, the Company paid the third quarter dividend of $0.30 per share to shareholders of record on July 31, 2019.

On October 10, 2019, the Company announced that its Board declared a fourth quarter dividend of $0.30 per share payable on December 13, 2019, to shareholders of record on November 29, 2019.

SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
In millions, except per share amounts	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$5,426	$5,683	$16,308	$17,137

Gross Margin	$1,895	$1,913	$5,660	$5,477
Gross Margin Percentage	34.9%	33.7%	34.7%	32.0%

Research and development expenses	$225	$264	$724	$808
Percent of net sales	4.1%	4.6%	4.4%	4.7%

Selling, general and administrative expenses	$645	$731	$2,013	$2,301
Percent of net sales	11.9%	12.9%	12.3%	13.4%

Effective tax rate - continuing operations	17.3%	22.0%	(21.4)%	69.3%

Net income available for DuPont common stockholders	$372	$501	$322	$3,363

Earnings per common share – basic	$0.50	$0.65	$0.43	$4.35
Earnings per common share – diluted	$0.50	$0.65	$0.43	$4.32

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended		Nine Months Ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$5,426	$5,683	$16,308	$17,137

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	(1)%	—%	—%	—%	(1)%	—%	(1)%	(3)%	—%	(4)%
Nutrition & Biosciences	1	(2)	1	(1)	(1)	1	(2)	—	(1)	(2)
Transportation & Industrial	1	(1)	(11)	—	(11)	4	(3)	(10)	—	(9)
Safety & Construction	3	(1)	(1)	(4)	(3)	4	(2)	1	(4)	(1)
Non-Core	2	(1)	(10)	(3)	(12)	(1)	(1)	(10)	(1)	(13)
Total	1%	(2)%	(3)%	(1)%	(5)%	2%	(2)%	(4)%	(1)%	(5)%
U.S. & Canada	2%	—%	(2)%	—%	—%	1%	—%	(2)%	—%	(1)%
EMEA [1]	1	(3)	(4)	(4)	(10)	3	(5)	(4)	(4)	(10)
Asia Pacific	1	(1)	(5)	—	(5)	2	(2)	(5)	—	(5)
Latin America	—	(2)	(4)	(1)	(7)	3	(3)	(3)	(1)	(4)
Total	1%	(2)%	(3)%	(1)%	(5)%	2%	(2)%	(4)%	(1)%	(5)%

1.	Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2019 of $5.4 billion, down 5 percent from $5.7 billion for the three months ended September 30, 2018, due to a 3 percent decrease in volume, a 2 percent unfavorable currency impact and a 1 percent decline in portfolio actions slightly offset by a 1 percent increase in local price. Volume declined across all geographic regions and across all segments with the exception of Nutrition & Biosciences (up 1 percent) and Electronics & Imaging (flat). The most notable volume decreases were in Transportation & Industrial (down 11 percent) and Non-Core (down 10 percent). Currency was down 2 percent compared with the same period last year, driven primarily by EMEA currencies (down 3 percent). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Safety & Construction (down 4 percent) and Non-Core (down 3 percent) mainly within EMEA. Local price was up 1 percent compared with the same period last year. Local price increased in all geographic regions except Latin America (flat) and in all segments except Electronics & Imaging (down 1 percent).

Net sales for the nine months ended September 30, 2019 were $16.3 billion, down 5 percent from $17.1 billion for the nine months ended September 30, 2018, due to a 4 percent decrease in volume, a 2 percent unfavorable currency impact and a 1 percent decline in portfolio actions slightly offset by a 2 percent increase in local price. Volume declined across all geographic regions and in most segments with the exception of Safety & Construction (up 1 percent) and Nutrition & Biosciences (flat). The most notable volume decreases were in Non-Core and Transportation & Industrial (both down 10 percent). Currency was down 2 percent compared with the same period last year, driven primarily by EMEA currencies (down 5 percent). Portfolio and other changes decreased 1 percent which impacted Safety & Construction (down 4 percent; within EMEA). Local price was up 2 percent compared with the same period last year. Local price increased in all geographic regions and in most segments except Electronics & Imaging (flat) and Non-core (down 1 percent).

Cost of Sales
Cost of sales was $3.5 billion for the three months ended September 30, 2019, down from $3.8 billion for the three months ended September 30, 2018. Cost of sales decreased for the three months ended September 30, 2019 primarily due to lower sales volume, cost synergies, currency impacts, and the absence of costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Cost of Sales as a percentage of net sales for the three months ended September 30, 2019 was 65 percent compared with 66 percent for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, cost of sales was $10.6 billion, down from $11.7 billion for the nine months ended September 30, 2018. Cost of sales decreased for the nine months ended September 30, 2019 primarily due to lower sales volume, cost synergies, currency impacts, and lower costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. Cost of sales for the nine months ended September 30, 2018 was also negatively impacted by a $73 million charge related to amortization of the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017; there were no charges related to this fair value step-up for the nine months ended September 30, 2019.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2019 was 65 percent compared with 68 percent for the nine months ended September 30, 2018.

Research and Development Expenses ("R&D")
R&D expenses totaled $225 million in the third quarter of 2019, down from $264 million in the third quarter of 2018. R&D as a percentage of net sales was 4 percent and 5 percent for the three months ended September 30, 2019 and 2018, respectively.

For the first nine months of 2019, R&D expenses totaled $724 million, down from $808 million in the first nine months of 2018. R&D as a percentage of net sales was 4 percent and 5 percent for the nine months ended September 30, 2019 and 2018, respectively.

The decrease for the three months and nine months ended September 30, 2019 as compared with the same periods of the prior year was primarily due to the absence of R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $645 million in the third quarter of 2019, down from $731 million in the third quarter of 2018. SG&A as a percentage of net sales was 12 percent and 13 percent for the three months ended September 30, 2019 and 2018, respectively.

For the first nine months of 2019, SG&A expenses totaled $2,013 million, down from $2,301 million in the first nine months of 2018. SG&A as a percentage of net sales was 12 percent and 13 percent for the nine months ended September 30, 2019 and 2018, respectively.

The decrease for the three and nine months ended September 30, 2019 as compared with the same periods of the prior year was primarily due to the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. In addition to the absence of similar SG&A costs related to the discontinued operations for the nine months ended September 30, 2019, SG&A decreased due to cost synergies.

Amortization of Intangibles
Amortization of intangibles was $247 million in the third quarter of 2019, down from $256 million in the third quarter of 2018. In the first nine months of 2019, amortization of intangibles was $755 million, down from $787 million in the same period last year. See Note 13 to the interim Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $82 million and $11 million for the three months ended September 30, 2019 and 2018, respectively. The activity in the third quarter of 2019 included a $69 million charge related to the 2019 Restructuring Program and a $13 million charge related to the DowDuPont Cost Synergy Program (the “Synergy Program”). The charges in the third quarter of 2018 related to the Synergy Program.

Restructuring and asset related charges - net were $290 million and $110 million for the nine months ended September 30, 2019 and 2018, respectively. The activity for the nine months ended September 30, 2019 included a charge $122 million related to the 2019 Restructuring Program, a $105 million charge related to the Synergy Program and a $63 million impairment charge related to an equity method investment. The charges in the same period of 2018 related to the Synergy Program.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
Goodwill impairments charges were $1,175 million during the nine months ended September 30, 2019. The goodwill impairment charges relate to the Nutrition & Biosciences and Non-Core segments. There were no goodwill related impairments in the third quarter of 2019 or in the three and nine months ended 2018. See Note 13 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, which primarily reflect costs related to the post-Merger integration and activities related to the Distributions, were $191 million in the third quarter of 2019, down from $519 million in the third quarter of 2018. In the first nine months of 2019, integration and separation costs were $1,149 million, down from $1,312 million in the same period last year.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $43 million in the third quarter of 2019, down from $45 million in the third quarter of 2018. In the first nine months of 2019, the Company's share of the earnings of nonconsolidated affiliates was $132 million, down from $156 million in the first nine months of 2018. The decrease in the 2019 periods is primarily due to lower equity earnings from the HSC Group.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the third quarter of 2019 was income of $79 million compared with an expense of $9 million in the third quarter of 2018. The third quarter of 2019 included benefits related to sales of assets of $64 million and income related to non-operating pension and other post employment benefit credits of $21 million, partially offset by foreign currency exchange losses of $23 million. The third quarter of 2018 included foreign currency exchange losses of $26 million and a loss on divestiture and changes in joint venture ownership of $6 million partially offset by income related to non-operating pension and other post employment benefit credits of $24 million.

In the first nine months of 2019, sundry income (expense) - net was income of $144 million compared with an expense of $25 million in the first nine months of 2018. The first nine months of 2019 included benefits related to sales of assets of $127 million, income related to non-operating pension and other post employment benefit plans of $60 million and interest income of $50 million, partially offset by foreign currency exchange losses of $101 million and a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement. The first nine months of 2018 included foreign currency exchange losses of $148 million, including a $50 million foreign currency exchange loss related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform. The loss was partially offset by income related to non-operating pension and other post employment benefit plans of $79 million and miscellaneous income of $43 million. See Notes 6 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $177 million and $493 million for the three and nine months ended September 30, 2019, respectively. There was no interest expense related to continuing operations for the three and nine months ended September 30, 2018 as the Company did not have outstanding borrowings until the 2018 Senior Notes issuance in the fourth quarter of 2018.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2019 was 17.3 percent, compared with an effective tax rate of 22.0 percent for the third quarter of 2018. The effective tax rate for the third quarter of 2019 was favorably impacted by, among other items, tax benefits related to the adjustment of certain unrecognized benefits for positions taken on items from a prior year.

For the first nine months of 2019, the effective tax rate on continuing operations was (21.4) percent, compared with 69.3 percent for the first nine months of 2018. The negative tax rate for the first nine months of 2019, was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 13 to the interim Consolidated Financial Statements for more information regarding the goodwill impairment charges.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $5 million and $408 million for the three months ended September 30, 2019 and 2018, respectively, and $1,217 million and $3,391 million for the nine months ended September 30, 2019 and 2018, respectively. The decreases are attributable to the timing of the Distributions. Refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests, including the portion attributable to discontinued operations, was $5 million in the third quarter of 2019, down from $38 million in the third quarter of 2018. For the first nine months of 2019, net income attributable to noncontrolling interests, including the portion attributable to discontinued operations, was $90 million, compared with $117 million for the same period last year.

Net income attributable to noncontrolling interests of continuing operations for the three and nine months ended September 30, 2019 was $5 million and $18 million, respectively, as compared to $15 million and $26 million for the same periods in the prior year.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) is derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the Distributions. In contemplation of the Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements for the nine months ended September 30, 2019 and for three and nine months ended September 30, 2018 were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the nine months ended September 30, 2019 and for three and nine months ended September 30, 2018 give effect to the pro forma events as if they had been consummated on January 1, 2018. There were no pro forma adjustments for the three months ended September 30, 2019.

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

Unaudited Pro Forma Combined Statements of Operations	Three Months Ended September 30,
	2018
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$5,683	$—	$5,683
Cost of sales	3,770	19	3,789
Research and development expenses	264	—	264
Selling, general and administrative expenses	731	—	731
Amortization of intangibles	256	—	256
Restructuring and asset related charges - net	11	—	11
Integration and separation costs	519	(134)	385
Equity in earnings of nonconsolidated affiliates	45	—	45
Sundry income (expense) - net	(9)	—	(9)
Interest expense	—	171	171
Income from continuing operations before income taxes	168	(56)	112
Provision for income taxes on continuing operations	37	(13)	24
Income from continuing operations, net of tax	131	(43)	88
Net income attributable to noncontrolling interests of continuing operations	15	—	15
Net income from continuing operations attributable to DuPont	116	(43)	73

Per common share data:
Earnings per common share from continuing operations - basic	$0.15		$0.09
Earnings per common share from continuing operations - diluted	$0.15		$0.09

Weighted-average common shares outstanding - basic	765.4		765.4
Weighted-average common shares outstanding - diluted	770.4		770.4

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

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

Unaudited Pro Forma Combined Statements of Operations	Nine Months Ended September 30,
	2019			2018
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$16,308	$—	$16,308	$17,137	$—	$17,137
Cost of sales	10,648	22	10,670	11,660	55	11,715
Research and development expenses	724	—	724	808	—	808
Selling, general and administrative expenses	2,013	—	2,013	2,301	—	2,301
Amortization of intangibles	755	—	755	787	—	787
Restructuring and asset related charges - net	290	—	290	110	—	110
Goodwill impairment charges	1,175	—	1,175	—	—	—
Integration and separation costs	1,149	(173)	976	1,312	(362)	950
Equity in earnings of nonconsolidated affiliates	132	—	132	156	—	156
Sundry income (expense) - net	144	—	144	(25)	—	(25)
Interest expense	493	29	522	—	513	513
(Loss) Income from continuing operations before income taxes	(663)	122	(541)	290	(206)	84
Provision for income taxes on continuing operations	142	30	172	201	(44)	157
(Loss) Income from continuing operations, net of tax	(805)	92	(713)	89	(162)	(73)
Net income attributable to noncontrolling interests of continuing operations	18	—	18	26	—	26
Net (loss) income from continuing operations attributable to DuPont	(823)	92	(731)	63	(162)	(99)

Per common share data:
(Loss) Earnings per common share from continuing operations - basic	$(1.10)		$(0.98)	$0.06		$(0.15)
(Loss) Earnings per common share from continuing operations - diluted	$(1.10)		$(0.98)	$0.06		$(0.15)

Weighted-average common shares outstanding - basic	748.2		748.2	769.1		769.1
Weighted-average common shares outstanding - diluted	748.2		748.2	774.4		774.4

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

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

Pro forma adjustments used in the calculation of pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were derived from DuPont's historical Consolidated Financial Statements and accompanying notes, adjusted to give effect to the Distributions as if they had been consummated on January 1, 2018. The pro forma adjustments impacting pro forma Operating EBITDA reflect the impact of various supply agreements ("supply agreements") entered into in connection with the Dow Distribution and are outlined in the preceding section, Supplemental Unaudited Pro Forma Combined Financial Information, as adjustments to "Cost of sales". The impact of these supply agreements is reflected in pro forma Operating EBITDA for the periods noted above as it is included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended September 30, 2019.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and also provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging in the advanced printing and packaging graphics industry provides flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for advanced-matrix organic light emitting diode ("AMOLED"), and other display applications.

In March 2019, the Company announced plans to invest more than $200 million in its Electronics & Imaging segment to build new production assets at its Circleville, Ohio, plant. The new assets will expand production of Kapton® polyimide film and Pyralux® flexible circuit materials to meet growing market demand. The Company anticipates that the new assets will be operational by 2021.

Electronics & Imaging	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$934	$940	$2,617	$2,725
Operating EBITDA [1]	$320	$322	$854	$889
Equity earnings	$10	$7	$18	$20

1.	For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, operating EBITDA is on a pro forma basis.

Electronics & Imaging	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	—%
Currency	—	(1)
Volume	—	(3)
Portfolio & other	—	—
Total	(1)%	(4)%

Electronics & Imaging net sales were $934 million for the three months ended September 30, 2019, down from $940 million for the three months ended September 30, 2018. Net sales decreased due to a 1 percent decline in price. Volume was flat as gains in Interconnect Solutions were offset by softer volumes in Advanced Printing and Semiconductor Technologies. Volume growth in Interconnect Solutions was driven by higher content in next-generation smartphones which reflected an increased demand for advanced materials. Volume declines resulted primarily from weakened demands in Advanced Printing flexographic printing and Semiconductor Technologies within the memory sector.
Operating EBITDA was $320 million for the three months ended September 30, 2019, down 1 percent compared with pro forma Operating EBITDA of $322 million for the three months ended September 30, 2018 due to income associated with an asset sale which was more than offset by higher raw material costs.
Electronics & Imaging net sales were $2,617 million for the nine months ended September 30, 2019, down from $2,725 million for the nine months ended September 30, 2018. Net sales decreased due to a 3 percent volume decline and a 1 percent unfavorable currency impact, driven primarily by Asia Pacific and EMEA. Volume growth in Display Technologies driven by increased OLED demand was more than offset by volume declines in Semiconductor Technologies within the memory sector, Interconnect Solutions due to soft circuit board demand which offset increased demand in advanced materials for smartphones, and Advanced Printing as a result of weakened demands in flexographic printing.
Pro forma Operating EBITDA was $854 million for the nine months ended September 30, 2019, down 4 percent compared with $889 million for the nine months ended September 30, 2018. Favorable impacts from cost synergies and an asset sale were more than offset by higher raw material costs and volume declines.

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

Nutrition & Biosciences	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$1,525	$1,533	$4,618	$4,731
Operating EBITDA [1]	$360	$364	$1,104	$1,115
Equity earnings	$—	$—	$—	$1
1. For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, operating EBITDA is on a pro forma basis.

Nutrition & Biosciences	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	1%
Currency	(2)	(2)
Volume	1	—
Portfolio & other	(1)	(1)
Total	(1)%	(2)%

Nutrition & Biosciences net sales were $1,525 million for the three months ended September 30, 2019, down from $1,533 million for the three months ended September 30, 2018. The decrease was due to a 1 percent increase in volume and a 1 percent increase in local price which were more than offset by a 2 percent unfavorable currency impact, primarily in EMEA and Latin America, and a 1 percent decrease from portfolio actions. Volume gains were primarily in Food & Beverage and Pharma Solutions. Food & Beverage volumes were driven by gains in specialty proteins and cellulosics from growing demand in plant-based "meats" partially offset by declines in functional solutions. Growth in Health & Biosciences related to food enzymes and animal nutrition was offset by market-driven softness in biorefineries and probiotics.

Operating EBITDA was $360 million for the three months ended September 30, 2019, down 1 percent compared with pro forma Operating EBITDA of $364 million for the three months ended September 30, 2018 due to pricing gains and cost synergies which were more than offset by unfavorable impacts related to product mix, currency and a June 2019 divestiture.

Nutrition & Biosciences net sales were $4,618 million for the nine months ended September 30, 2019, down from $4,731 million for the nine months ended September 30, 2018. The decrease was due to a 1 percent increase in local price which was more than offset by a 2 percent unfavorable currency impact, primarily in EMEA and Latin America, and a 1 percent decrease from portfolio actions. Volume was flat year over year as volume gains in Food & Beverage from increased demand in cellulosics and specialty proteins and volume gains in Health & Biosciences related to growth in food enzymes and animal nutrition were offset by volume declines in Health & Biosciences due primarily to decreased biorefinery demand.

Pro forma Operating EBITDA was $1,104 million for the nine months ended September 30, 2019, down 1 percent compared with $1,115 million for the nine months ended September 30, 2018. Cost synergies and pricing gains were more than offset by unfavorable impacts related to product mix and currency.

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

Transportation & Industrial	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$1,209	$1,357	$3,795	$4,152
Operating EBITDA [1]	$306	$383	$1,036	$1,174
Equity earnings	$1	$1	$3	$4
1. For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, operating EBITDA is on a pro forma basis.

Transportation & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	4%
Currency	(1)	(3)
Volume	(11)	(10)
Portfolio & other	—	—
Total	(11)%	(9)%

Transportation & Industrial net sales were $1,209 million for the three months ended September 30, 2019, down from $1,357 million for the three months ended September 30, 2018. The change in net sales was due to a 1 percent increase in local price which was more than offset by a 11 percent decrease in volume and a 1 percent unfavorable currency impact, primarily in EMEA. Volume declines were primarily due to decreased demand in the automotive and electronics markets which were negatively impacted by trade and tariff concerns in Asia Pacific and EMEA.
Operating EBITDA was $306 million for the three months ended September 30, 2019, down 20 percent compared with pro forma Operating EBITDA of $383 million for the three months ended September 30, 2018 as pricing gains and cost synergies were more than offset by volume declines and unfavorable currency impacts.
Transportation & Industrial net sales were $3,795 million for the nine months ended September 30, 2019, down from $4,152 million for the nine months ended September 30, 2018 as a 4 percent increase in local price, led by Mobility Solutions, was more than offset by a 10 percent volume decline and a 3 percent unfavorable currency impact, mainly in EMEA. Volume declines were primarily due to decreased demand in the Asia Pacific and EMEA automotive and electronics markets. Local price for the nine months ended September 30, 2019 increased in all regions compared with the nine months ended September 30, 2018.
Pro forma Operating EBITDA was $1,036 million for the nine months ended September 30, 2019, down 12 percent compared with $1,174 million for the nine months ended September 30, 2018 due to pricing gains and cost synergies, which were more than offset by volume declines, higher raw material costs and unfavorable currency impacts.

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

Safety & Construction	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$1,327	$1,364	$3,951	$4,000
Operating EBITDA [1]	$352	$350	$1,108	$972
Equity earnings	$7	$6	$22	$19
1. For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, operating EBITDA is on a pro forma basis.

Safety & Construction	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	4%
Currency	(1)	(2)
Volume	(1)	1
Portfolio & other	(4)	(4)
Total	(3)%	(1)%

Safety & Construction net sales were $1,327 million for the three months ended September 30, 2019, down from $1,364 million for the three months ended September 30, 2018 as a 3 percent increase in local price was more than offset by portfolio declines of 4 percent, volume declines of 1 percent and a 1 percent unfavorable impact from currency, primarily in the EMEA. The portfolio impact reflects the divestiture of the European XPS STYROFOAM™ business on December 1, 2018. Local price increased across all businesses and in all regions, led by the Safety and Water Solutions.
Volume gains in Water Solutions led by strong demand in industrial and waste water treatment markets were more than offset by declines in Shelter Solutions due to a slowdown in the North America construction market. Safety Solutions volume gains in TYVEK® and NOMEX® were offset by lower volumes in KEVLAR® primarily due to supply constraints.
Operating EBITDA was $352 million for the three months ended September 30, 2019, up 1 percent compared with pro forma Operating EBITDA of $350 million for the three months ended September 30, 2018 due to local price gains partially offset by higher manufacturing costs, including planned maintenance costs, and an unfavorable impact from currency.
Safety & Construction net sales were $3,951 million for the nine months ended September 30, 2019, down from $4,000 million for the nine months ended September 30, 2018 as a 4 percent increase in local price and a 1 percent growth in volume were offset by portfolio declines of 4 percent from the prior year divestiture of the European XPS STYROFOAM™ business on December 1, 2018 and a 2 percent unfavorable impact from currency in all regions. Volume growth in the segment was led by gains in Water Solutions and Safety Solutions driven by stronger demand and improved supply. These gains were partially offset by volume declines in Shelter Solutions primarily due to weakness in the construction market. Local price increased across all businesses and in all regions.
Pro forma Operating EBITDA was $1,108 million for the nine months ended September 30, 2019, up 14 percent compared with $972 million for the nine months ended September 30, 2018, due to pricing gains, cost synergies and volume growth, partially offset by unfavorable currency impacts.

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

Non-Core	Three Months Ended		Nine Months Ended
In millions	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018
Net sales	$431	$489	$1,327	$1,529
Operating EBITDA [1]	$88	$86	$281	$319
Equity earnings	$25	$31	$89	$112
1. For the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, operating EBITDA is on a pro forma basis.

Non-Core	Three Months Ended	Nine Months Ended
Percentage change from prior year	Sep 30, 2019	Sep 30, 2019
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	(1)%
Currency	(1)	(1)
Volume	(10)	(10)
Portfolio & other	(3)	(1)
Total	(12)%	(13)%

Non-Core net sales were $431 million for the three months ended September 30, 2019, down from $489 million for the three months ended September 30, 2018 due to 2 percent pricing gains more than offset by a 10 percent volume decline, portfolio declines of 3 percent due to the sale of the Sustainable Solutions business, and a 1 percent unfavorable impact from currency. Volume gains in photovoltaic materials were more than offset by declines in trichlorosilane demand due to historically low polysilicon pricing and lower metallization paste sales into electronic and automotive component end markets. Biomaterials volume declines were primarily a result of weakened demands in the carpet and apparel markets.
Operating EBITDA was $88 million for the three months ended September 30, 2019, up 2 percent compared with pro forma Operating EBITDA of $86 million for the three months ended September 30, 2018 primarily due to a gain on the sale of the Sustainable Solutions business and cost synergies which were mostly offset by volume declines.
Non-Core net sales were $1,327 million for the nine months ended September 30, 2019, down from $1,529 million for the nine months ended September 30, 2018. Net sales declined due to a 10 percent decline in volume, a 1 percent decline in local price, a 1 percent unfavorable impact from currency and a 1 percent portfolio decline. Volume declines were driven by weak demand for trichlorosilane due to historically low polysilicon pricing and lower paste sales into electronic component end markets. Biomaterials volume declines were primarily a result of a slow-down in demand in the carpet and apparel markets.
Pro forma Operating EBITDA was $281 million for the nine months ended September 30, 2019, down 12 percent compared with $319 million for the nine months ended September 30, 2018 as a gain on the sale of the Sustainable Solutions business and cost synergies were more than offset by volume declines, higher raw material costs and an unfavorable impact from currency.

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

In millions	September 30, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$2,113	$8,577
Total debt	$17,585	$12,639

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

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3.0 billion and the Five-Year Revolving Credit Facility became effective and available. In June 2019, the Company entered into a 364-day $750 million revolving credit facility (the “364-Day Revolving Credit Facility”). The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance. The 364-Day Revolving Credit Facility may be drawn against for general corporate purposes, including but not limited to net working capital, costs, and expenses.

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

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At October 29, 2019, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2019, the Company was in compliance with this financial covenant.

The Company's cash, cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 were $2.1 billion and $8.6 billion, respectively, of which $1.9 billion at September 30, 2019 and $2.1 billion at December 31, 2018 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to the repatriation activities discussed below. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

The Tax Cuts and Jobs Act (“The Act”) requires companies to pay a one-time transition tax on earnings of foreign subsidiaries, a majority of which were previously considered permanently reinvested by the Company (see Note 7 to the interim Consolidated Financial Statements for further details of The Act). The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. The Company has the ability to repatriate additional funds to the U.S., which could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or U.S. state income taxes and the impact of foreign currency movements. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation. During the first and second quarters of 2019, in connection with the Intended Business Separations, the Company repatriated certain funds from its non-U.S. subsidiaries that are not needed to finance local operations or separation activities. For the first quarter of 2019, the Company recorded tax expense of $10 million, associated with these repatriation activities. There were no charges associated with these repatriation activities in the second or third quarters of 2019.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows for all periods presented, as applicable.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2019	September 30, 2018
Cash provided by (used for):
Operating activities	$831	$(370)
Investing activities	$(1,807)	$(1,439)
Financing activities	$(10,897)	$(4,484)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2)	$(246)
Cash, cash equivalents and restricted cash reclassified as discontinued operations	—	$5,484

Cash Flows from Operating Activities
In the first nine months of 2019, cash provided by operating activities was $831 million, compared with cash used for operating activities of $370 million in the same period last year. The increase in cash provided by operating activities was primarily due to lower pension contributions and a decrease in cash used for working capital, offset by the impact of the Dow and Corteva Distributions to period earnings.

Net Working Capital [1]	Sept 30, 2019	Dec 31, 2018
In millions (except ratio)
Current assets	$10,688	$16,380
Current liabilities	6,616	3,878
Net working capital	$4,072	$12,502
Current ratio	1.62:1	4.22:1
1. Net working capital has been restated to exclude the assets and liabilities related to the Distributions. The assets and liabilities related to the Distributions are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the interim Condensed Consolidated Balance Sheets for all periods presented.

Cash Flows from Investing Activities
In the first nine months of 2019, cash used for investing activities was $1,807 million, compared to cash used for investing of $1,439 million in the first nine months of 2018. The increase in cash used was primarily attributable to a decline in trade accounts receivable conduits and a decrease in proceeds from sales and maturities of investments, net of purchases of investments, offset by capital expenditures.

Cash Flows from Financing Activities
In the first nine months of 2019, cash used for financing activities was $10,897 million compared with $4,484 million in the same period last year. The primary driver of the increased use of cash is the cash held by Dow and Corteva at the respective Distributions, reflecting cash on the balance sheet of each at the time of their respective spinoff; as well as payments of long-term debt of Historical Dow and Historical EID prior to the Distributions. These uses were partly offset by issuance of long-term debt in the form of the Term Loan Facilities draw in May 2019.

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

Reconciliation of "Cash From Operating Activities" to Free Cash Flow (non-GAAP)	Nine Months Ended
In millions	Sept 30, 2019	Sept 30, 2018
Cash provided by (used for) operating activities (GAAP)	$831	$(370)
Capital expenditures	(2,091)	(2,558)
Free cash flow (non-GAAP)	$(1,260)	$(2,928)

Dividends
On September 13, 2019, the Company paid the third quarter dividend of $0.30 per share to shareholders of record on July 31, 2019.

On October 10, 2019, the Company announced that its Board declared a fourth quarter dividend of $0.30 per share payable on December 13, 2019, to shareholders of record on November 29, 2019.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. As of September 30, 2019, the Company repurchased 6.5 million shares under this program since inception at a total cost of $461 million.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $200 million by year-end 2019 to certain non-US pension and other post employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $122 million inception-to-date, consisting of severance and related benefit costs of $98 million, asset related charges of $24 million. The Company expects actions related to this program to be substantially complete by the second half of 2020. Future cash payments related to the 2019 Restructuring Program are anticipated to be approximately $94 million, primarily related to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $480 million inception-to-date, consisting of severance and related benefit costs of $222 million, asset related charges of $198 million and contract termination charges of $60 million. The activities related to the Synergy Program are expected to result in additional cash expenditures of approximately $95 million consisting of severance and related benefit costs and contract terminations. Actions associated with the Synergy Program, including employee separations, are considered substantially complete (see Note 5 to the interim Consolidated Financial Statements).

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At September 30, 2019 and December 31, 2018, the Company had directly guaranteed $193 million and $199 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 15 to the interim Consolidated Financial Statements.

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

		Payments Due In
In millions	Total at September 30, 2019	Remainder of 2019	2020-2021	2022-2023	2024 and beyond
Long-term debt obligations [1,2]	$15,711	$1	$2,009	$5,801	$7,900
Expected cash requirements for interest [3]	7,571	309	1,280	1,055	4,927
Finance lease obligations	4	—	2	1	1
Operating leases	657	44	270	153	190
Pension and other post employment benefits	1,225	209	152	131	733
Purchase obligations [4]	1,378	185	875	251	67
Other liabilities [5]	175	16	71	28	60
Total contractual obligations	$26,721	$764	$4,659	$7,420	$13,878

1.	Included in the interim Consolidated Financial Statements.

2.	Excludes unamortized debt fees of $99 million.

3.	Cash requirement for interest on long-term debt was calculated using current interest rates at September 30, 2019 and includes $313 million of various floating rate notes and debt instruments.

4.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

5.
Includes liabilities related to environmental remediation, legal settlements, and other noncurrent liabilities. The table excludes liabilities of uncertain tax positions due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities and deferred tax liabilities as it is impractical to determine whether there will be a cash impact related to these liabilities. The table also excludes deferred revenue as it does not represent future cash requirements arising from contractual payment obligations.

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

As disclosed in Note 13 to the interim Consolidated Financial Statements, the Company recorded goodwill impairment charges of $1,175 million during the second quarter of 2019. The Company will perform its annual goodwill and intangible asset impairment test as of October 1, the results of which are currently not known. As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

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

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi, Taiwan dollar, Swiss franc, and South Korean won. The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the interim Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at September 30, 2019, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at September 30, 2019. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
In millions	September 30, 2019	September 30, 2019
Foreign currency contracts	$(7)	$(248)

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

The Company's sales are not materially dependent on any single customer. As of September 30, 2019, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

FilmTec Edina, Minnesota Matter
On March 14, 2017, FilmTec Corporation ("FilmTec"), a wholly owned subsidiary of Historical Dow, received notification from the EPA, Region 5 and the DOJ of a proposed penalty for alleged violations of the Clean Air Act at FilmTec’s Edina, Minnesota, manufacturing facility. In the second quarter 2019, the EPA, the DOJ and FilmTec agreed to settle the matter for a civil penalty of $250,000 and FilmTec’s agreement to undertake certain remedial actions. In the third quarter a Consent Decree was entered.

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
The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 65 percent of net sales on a continuing operations basis for the nine months ended September 30, 2019. With Asia Pacific as the Company’s largest region, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:

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

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. For its continuing operations as of the nine months ended September 30, 2019, the Company’s largest currency exposures are the Chinese renminbi and the Taiwan dollar. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
July 2019	2,050,898	72.30	2,050,898	1,750
August 2019	1,420,062	67.07	1,420,062	1,655
September 2019	1,650,289	70.29	1,650,289	1,539
Third quarter 2019	5,121,249	$70.20	5,121,249	$1,539

1.	On June 1, 2019, the Company announced a new $2 billion share buyback program, which expires on June 1, 2021.

In October 2019, the Company purchased an additional 2,061,379 shares at a total cost of $137 million. Approximately $1.4 billion of the Company’s $2.0 billion share repurchase authorization is remaining.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: October 31, 2019

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware