Form 10-K
period 2019-12-31
DuPont de Nemours, Inc.
filed 2020-02-14
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2019, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $56.1 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 739,388,462 shares of common stock, $0.01 par value, outstanding at February 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2019

DuPont de Nemours, Inc.

Throughout this Annual Report on Form 10-K, except as otherwise noted by the context, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. On June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”) (for certain events prior to June 1, 2019, the Company may be referred to as DowDuPont). Beginning on June 3, 2019, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "DD".

On April 1, 2019, the Company completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock (the “Corteva Distribution”).

Following the Corteva Distribution, DuPont holds the specialty products business as continuing operations. Unless otherwise indicated, the Consolidated Financial Statements and Notes thereto present the financial position of DuPont's continuing operations as of December 31, 2019 and December 31, 2018 and the results of operations for the years ended December 31, 2019, 2018, and 2017. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included, as applicable, in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented.

On December 15, 2019, DuPont and International Flavors & Fragrances Inc. ("IFF") announced entry into definitive agreements to combine DuPont’s Nutrition & Biosciences business (the "N&B Business") with IFF in a transaction that would result in IFF issuing shares to DuPont shareholders. The transaction is expected to close by the end of the first quarter of 2021, subject to approval by IFF shareholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction with IFF; changes in relevant tax and other laws, (ii) failure to obtain necessary regulatory approvals, approval of IFF’s shareholders, anticipated tax treatment or any required financing or to satisfy any of the other conditions to the proposed transaction with IFF, (iii) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies that could impact the value, timing or pursuit of the proposed transaction with IFF, (iv) risks and costs and pursuit and/or implementation of the separation of the N&B Business, including timing anticipated to complete the separation, any changes to the configuration of businesses included in the separation if implemented, (v) risks and costs related to the Dow Distribution and the Corteva Distribution (together, the “Distributions”) including (a) with respect to achieving all expected benefits from the Distributions; (b) the incurrence of significant costs in connection with the Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (c) indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; and (d) potential liability arising from fraudulent conveyance and similar laws in connection with the Distributions; (vi) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (vii) uncertainty as to the long-term value of DuPont common stock; (viii) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade and (ix) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the Distributions; ability to effectively manage costs as the company’s portfolio evolves; security threats, such as acts of sabotage, terrorism or war, natural disasters, weather events and patterns, and global health risks and pandemics, which could result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K).

DuPont de Nemours, Inc.
PART I

ITEM 1.  BUSINESS
DuPont is a Delaware corporation formed in 2015 (formerly, DowDuPont Inc.), for the purpose of effecting an all-stock merger of equals transactions between The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID"). Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("DWDP Merger Agreement"), Historical Dow and Historical EID each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the DWDP Merger Agreement. For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical EID's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. The financial statements of Historical Dow for periods prior to the Merger are considered to be the historical financial statements of the Company.

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont common stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”).

Effective as of 12:01 a.m. on June 1, 2019, DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.), completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, the Company holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont" (the "Company"). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

Today, DuPont is a global innovation leader with technology-based materials, ingredients and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, building and construction, health and wellness, food and worker safety. The Company had approximately 35,000 employees as of December 31, 2019. The Company has subsidiaries in about 70 countries worldwide and manufacturing operations in about 40 countries. See Note 24 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

On December 15, 2019, DuPont and Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”), entered into definitive agreements, including the Merger Agreement, with IFF, and Neptune Merger Sub I Inc. (a wholly owned subsidiary of IFF) (“Merger Sub I”), pursuant to which and subject to the terms and conditions therein, (1) DuPont will transfer its Nutrition and Biosciences business (the "N&B Business") to N&B Inc. (the “Contribution”), (2) DuPont will distribute to its stockholders all of the issued and outstanding shares of common stock, par value $0.01 per share, of N&B Inc. (the “N&B Inc. Common Stock”) held by DuPont by way of either (at DuPont’s option) a pro rata dividend or an exchange offer (the “N&B Distribution”), and (3) Merger Sub I will merge with and into N&B Inc., with N&B Inc. as the surviving corporation (the “N&B Merger” and collectively with the Contribution and the N&B Distribution, the "Proposed N&B Transaction"). As a result of the N&B Merger, the existing shares of N&B Inc. will be automatically converted into the right to receive a number of shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”). When the N&B Merger is completed, holders of DuPont’s common stock (“DuPont Common Stock”) will own approximately 55.4% of the outstanding shares of IFF on a fully diluted basis. The actual value of IFF Common Stock received by DuPont stockholders will depend on the value of such shares at the time the transaction closes, and DuPont stockholders may receive more or less than the value announced at the time of the signing of the definitive agreements. In addition, as part of the proposed transaction, DuPont will receive a one-time $7.3 billion cash payment, subject to adjustment, (the “Special Cash Payment”). The Special Cash Payment is subject to adjustment due to, among other things, variances in net working capital, and, therefore, could be less or more than anticipated.

At DuPont's election (subject to certain restrictions), the N&B Distribution may be effected by means of a pro rata dividend in a spin-off transaction or an exchange offer for outstanding DuPont shares in a split-off transaction (or a combination of both). If DuPont elects a spin-off transaction, all DuPont stockholders will participate on a pro rata basis. If DuPont elects a split-off, then it will conduct an exchange offer and all DuPont stockholders will elect whether to exchange DuPont shares for shares of N&B Inc. (subject to any terms and conditions announced by DuPont with respect thereto). However, to the extent the split-off does not result in the distribution of all of the outstanding shares of N&B Inc., the additional shares of N&B Inc. still held by DuPont would be distributed in a spin-off transaction on a pro rata basis to all DuPont stockholders.

The Proposed N&B Transaction is expected to close by the end of the first quarter of 2021, subject to approval by IFF stockholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel.

Basis of Presentation
The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2019 and 2018 and the results of operations of DuPont for the years ended December 31, 2019, 2018 and 2017 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

SEGMENT INFORMATION
DuPont’s worldwide operations are managed through global businesses, which are reported in five reportable segments: Electronics & Imaging; Nutrition & Biosciences; Transportation & Industrial; Safety & Construction, and Non-Core.

Effective June 1, 2019, DuPont changed its management and reporting structure resulting in the creation of a new Non-Core segment ("Second Quarter Segment Realignment").

These changes resulted in the following being realigned to Non-Core:

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

In addition to the Second Quarter Segment Realignment, effective October 1, 2019, Electronics & Imaging realigned its product lines as Image Solutions, Interconnect Solutions and Semiconductor Technologies.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 24 to the Consolidated Financial Statements for additional information concerning the Company’s operating segments.

ELECTRONICS & IMAGING
Electronics & Imaging is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading supplier of key materials for the manufacturing of materials and printing systems to the advanced printing industry, and of materials and solutions for the fabrication of semiconductors and integrated circuits addressing both front-end and back-end of the manufacturing process. The segment offers the broadest portfolio of semiconductor and advanced packaging materials in the market, providing chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for back-end-of-line advanced chip packaging; along with silicones for light emitting diode ("LED") packaging and semiconductor applications. Electronics & Imaging also provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials and innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading global supplier in the packaging graphics industry providing flexographic printing inks, photopolymer plates, and platemaking systems used in digital printing applications for textile, commercial and home-office use. In addition, the segment provides cutting-edge materials for the manufacturing of advanced-matrix organic light emitting diode ("AMOLED") applications. Electronics & Imaging addresses these markets by leveraging a strong science and technology base to provide the critical materials and solutions for creating a more connected and digital world.

Divestitures
On June 30, 2017, Historical Dow sold its ownership interest in the SKC Haas Display Films group of companies.

In September 2019, the Company announced an agreement to sell its compound semiconductor solutions business, a part of the Electronics & Imaging segment, to SK Siltron for approximately $450 million. The transaction is expected to close in the first quarter of 2020, pending satisfaction of customary closing conditions, including receipt of regulatory approval.

Details on Electronics & Imaging's 2019 net sales, by major product line and geographic region, are as follows:

Products
Major applications/market segments and technologies are listed below by major product line:

Major Product Line	Applications/Market Segments	Technologies
Image Solutions	Flexographic printing and inkjet printing, display materials for mobile devices	Flexographic printing plates and materials, digital inks, OLED and other display process materials.
Interconnect Solutions	Printed circuit board, electronic and industrial finishing	Circuit packaging film and laminate materials, interconnect metallization and imaging process chemistries, dry film laminates, polyimide films, and flexible circuit materials
Semiconductor Technologies	Integrated circuit fabrication for memory and logic semiconductors
CMP consumables, photolithography materials, semiconductor fabrication materials, fabrication cleaners and removers, advanced chip packaging materials and thermal management materials and LED encapsuants

Key Raw Materials
The major commodities, raw materials and supplies for the Electronics & Imaging segment include: acrylic monomers, p-acetoxystyrene, monomers, pigments and dyes, styrenic block copolymers, copper foil, diglycolamine, dimethylacetamide, hydroxylamine, oxydianiline, palladium metal, photoactive compounds, polyester and other polymer films, polyurethane resins and pyromellitic dianhydride.

Competitors
Electronics & Imaging's competitors include many large multinational firms as well as a number of regional and local competitors. Key competitors include 3M, Cabot Microsystems, Element Solutions, Entegris, Flint Group, JSR Micro, Merck KGaA, Shin-Etsu and Sun Chemical.

Current and Future Investments
In March 2019, the Company announced plans to invest more than $200 million in its Electronics & Imaging segment to build new production assets at its Circleville, Ohio, plant. The new assets will expand production of KAPTON® polyimide film and PYRALUX® flexible circuit materials to meet growing market demand. At December 31, 2019, the Company had spent approximately $40 million since project start date. The Company anticipates that the new assets will be operational by the second half of 2021.

NUTRITION & BIOSCIENCES
Nutrition & Biosciences is an innovation-driven and customer-focused segment that provides solutions for the global food and beverage, dietary supplements, pharma, home and personal care, energy and animal nutrition markets. The segment is one of the world’s largest producers of specialty ingredients, developing and manufacturing solutions for the global food and beverage, dietary supplements and pharmaceutical markets. Its innovative and broad portfolio of natural-based ingredients marketed under the DANISCO® brand serves to improve health and nutrition as well as taste and texture in a wide range of dairy, beverage, bakery and dietary supplement applications. Its probiotics portfolio, including the HOWARU® brand, is world famous for its extensively documented strains that deliver consumers benefits in digestive and immune health. In addition to serving the global food and beverage market, the segment is one of the world's largest producers of cellulosics and alginates based pharma excipients, which are used to improve the functionality and delivery of pharmaceuticals, and enabling the development of more effective pharma solutions. Additionally, the segment is an industry pioneer and innovator that works with customers to improve the performance, productivity and sustainability of their products and processes, through differentiated technology in ingredients applications, fermentation, biotechnology, chemistry and manufacturing process excellence. The segment offers better, cleaner and safer solutions to a wide range of industries including food & beverages, dietary supplements, animal nutrition, biofuels, cleaning, personal care, pharmaceutical, and oil and gas.

On March 31, 2017, Historical EID entered into an agreement with FMC, under which and effective upon the closing of the transaction on November 1, 2017, FMC acquired certain Historical EID agriculture assets (the “Divested Ag Business”) as required to obtain approval of the European Commission for the Merger. As part of the FMC transaction, Historical EID agreed to acquire certain assets relating to FMC's Health & Nutrition (“H&N”) Business. The integration of the H&N Business together with Historical Dow’s Pharma & Food Solutions business into Nutrition & Biosciences, makes the segment a world leader in the oral dosage pharmaceutical excipients market. See further discussion of the H&N Business acquisition in Note 3 to the Consolidated Financial Statements.

Divestitures
In June 2019, the Company sold the natural colors business, a H&N Business.

In October 2018, Historical EID completed the sale of its heritage alginates business to JRS Group. The sale of the alginates business was a requirement set out by the European Commission ("EC") upon its conditional approval of the acquisition of the H&N Business from FMC. The Company remains active in the alginates market with the heritage H&N Business alginates portfolio.

In February 2017, the Company completed the sale of its global food safety diagnostic business to Hygiena LLC.

Acquisitions
On November 1, 2017, the Company acquired the H&N Business from FMC. See further discussion of the H&N Business acquisition in Note 3 to the Consolidated Financial Statements.

Details on Nutrition & Biosciences' 2019 net sales, by product line and geographic region, are as follows:

Products
Major applications and products are listed below by product line:

Product Line	Applications / Market Segments	Major Products
Food & Beverage	Food and beverage, dietary supplements, infant nutrition, sports nutrition	Major products include probiotics, soy protein, fibers, cultures, antioxidants, antimicrobials, emulsifiers, texturants, ingredient systems and sweeteners
Health & Biosciences
Animal nutrition, detergents, biofuels production, food and beverage, phosphate fertilizer and microbial control solutions for oil and gas production, home and personal care, and other industrial preservation markets
Enzymes, yeast, betaine, direct-fed microbials, SILVADUR™ antimicrobial, glutaraldehyde, phenoxyethanol
Pharma Solutions	Oral dosage pharmaceuticals excipients
Cellulosic and other technologies help bring new classes of medicines to market. Notable technologies include excipients and active pharmaceutical ingredients, solubility enhancers, reagents, granulation and binders, as well as coatings and controlled release

Key Raw Materials
The major commodities, raw materials and supplies for the Nutrition & Biosciences segment include: gelatin, glycols, cellulose processed grains (including dextrose and glucose), guar, locust bean gum, organic vegetable oils, peels, saccharides, seaweed, soybeans, and sugars and yeasts.

Competitors
Nutrition & Biosciences' competitors include many large multinational nutrition and biosciences companies as well as a number of regional and local competitors. Key competitors include Chr. Hansen, Corbion, CP Kelco, Croda, Kerry, Lonza, Novozymes, Royal DSM and Tate & Lyle.

Current and Future Investments
In November 2016, Historical EID announced an investment to expand probiotics production capacity in the United States. The announced investment is the second phase of a broader probiotics expansion project. Phase one was complete as of the end of 2017 and increased capacity by about 30 percent. The second phase represented an investment of approximately $100 million and increased DuPont's probiotics production capacity by an additional 70 percent. The construction was completed in the first quarter of 2019, including the installation of new, high-volume fermenters and other processing equipment.

TRANSPORTATION & INDUSTRIAL
Transportation & Industrial provides high-performance engineering resins, adhesives, silicones, lubricants and parts to engineers and designers in the transportation, electronics, healthcare, industrial and consumer end-markets to enable systems solutions for demanding applications and environments.

The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment produces innovative engineering polymer solutions, high performance parts, specialty silicones and differentiated adhesive technologies to meet customer specifications in automotive, aerospace, electronics, industrial, healthcare and consumer markets. Transportation & Industrial is a global leader of advanced materials that provide technologies that differentiate customers’ products with improved performance characteristics enabling the transition to hybrid-electric-connected vehicles, high speed high frequency connectivity and smart healthcare.

Details on Transportation & Industrial's 2019 net sales, by major product line and geographic region, are as follows:

Products
Major applications and products are listed below by major product line, all which serve the transportation industry and electronics, medical, industrial and consumer end-markets.

Major Product Line	Major Products
Healthcare & Specialty	KALREZ® perfluoroelastomer, VESPEL® parts and shapes, MOLYKOTE® lubricants, DOW CORNING® silicone solutions for healthcare, BETASEAL™, BETAMATE™ and BETAFORCE™ structural and elastic adhesives
Industrial & Consumer	HYTREL® polyester thermoplastic elastomer resins, DELRIN® acetal resins, VAMAC® ethylene acrylic elastomer, and MULTIBASE™ TPSiV™ silicones for thermoplastics
Mobility Solutions	DUPONT™ ZYTEL® nylon resins, CRASTIN® PBT thermoplastic polyester resin, RYNITE® PET polyester resin and TYNEX® filaments

Key Raw Materials
The major commodities, raw materials and supplies for the Transportation & Industrial segment include: adipic acid, butanediol, carbon black, dimethyl terephthalate, epoxy resins, fiberglass, flame retardants, hexamethylene diamine, methanol, polyethylene terephthalate, purified terephthalic acid and silicones.

Competitors
Transportation & Industrial's competitors include many large multinational chemical firms as well as a number of regional and local competitors. Key competitors include BASF, Celanese, EMS, Henkel, Kluber, Mitsubishi, Royal DSM, Sika, Victrex and Wacker Chemie.

SAFETY & CONSTRUCTION
Safety & Construction is the global leader in providing innovative engineered products and integrated systems for a number of industries including, worker safety, water purification and separation, aerospace, energy, medical packaging and building materials. Safety & Construction addresses the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and better.

Innovation is the business imperative. By uniting market-driven science with the strength of highly regarded brands including KEVLAR® high-strength material, NOMEX® thermal-resistant material, CORIAN® solid surfaces, TYVEK® selective barriers, FILMTEC™ reverse osmosis elements, STYROFOAM™ insulation and GREAT STUFF™ insulating foam sealants, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively. Safety & Construction is investing in future growth initiatives such as digitally enabled protective clothing and water management solutions, construction productivity solutions, high strength and light weighting composite solutions, and circular ecosystem / zero waste solutions.

Acquisitions
During the fourth quarter of 2019, the Company completed three acquisitions: (1) BASF's Ultrafiltration Membrane business, including inge GmbH, the business’ international workforce, its headquarters and production site in Greifenberg, Germany, and associated intellectual property currently owned by BASF SE; (2) Evoqua Water Technologies Corp.’s MEMCOR® business including ultrafiltration and membrane biofiltration technologies, which together with the acquisition from BASF, add to Safety & Construction’s leading portfolio of water purification and separation technologies including ultrafiltration, reverse osmosis and ion exchange resins; and (3) OxyMem Limited, a company that develops and produces Membrane Aerated Biofilm Reactor technology for the treatment and purification of municipal and industrial wastewater. Additionally, in the fourth quarter of 2019, DuPont announced an agreement to acquire Desalitech Ltd., a closed circuit reverse osmosis (CCRO) company. The transaction closed in January 2020.

Details on Safety & Construction's 2019 net sales, by major product line and geographic region, are as follows:

Products
Major applications and products are listed below by major product line:

Major Product Line	Applications / Market Segments	Major Products / Technologies
Safety Solutions	Industrial personnel protection, military and emergency response, medical devices and packaging, automotive, aerospace, oil and gas, weatherization, waterproofing and roof coatings	KEVLAR® fiber; NOMEX® fiber and paper; TYVEK® protective materials; TYCHEM® protective suits
Shelter Solutions	Rigid and spray foam insulation, weatherization, waterproofing and air sealing, caulks and sealants and roof coatings
STYROFOAM™ brand insulation products, THERMAX™ exterior insulation, WALOCEL™ cellulose ethers, XENERGY™ high performance insulation, LIQUIDARMOR™ flashing and sealant, GREAT STUFF™ insulating foam sealants and adhesives, CORIAN® design solid and quartz surfaces, TYVEK® weather resistant barriers

Water Solutions
Water filtration and purification technology for residential and industrial use. Key industries include municipal, power, electronics, pharmaceuticals, food and beverage, mining and oil and gas applications
DOWEX™ and AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements, INTEGRAFLUX™ ultrafiltration modules and FORTILIFE™ challenging water reverse osmosis membranes

Key Raw Materials
The major commodities, raw materials and supplies for the Safety & Construction segment include: alumina trihydrate, aniline, benzene, calcium chloride, carbon monoxide, chlorine, divinyl benzene monomers, high-density polyethylene, isophthalic acid, metaphenylenediamine, methyl methacrylate, methylpentanediol, polyester resin, polypropylene, polystyrene, sulfuric acid and terephthalic acid.

Competitors
Safety & Construction's competitors include many large multinational chemical firms as well as a number of regional and local competitors. Key competitors include 3M, Honeywell, Hydranautics, Kingspan, Lanxess, LG Corp, Owens-Corning, Purolite, Royal DSM, Toray and Teijin.

Current and Future Investments
In June 2018, the Company announced plans to invest more than $400 million in Safety & Construction to increase capacity for the manufacture of TYVEK® nonwoven materials at its Luxembourg site due to growing global demand. Commercial production related to the expansion, which includes investment in a new building and a third operating line at the site, is expected to begin in 2021.

NON-CORE
The Non-Core segment is a leading global supplier of key materials for the manufacturing of photovoltaic cells and panels, including innovative SOLAMET® metallization pastes,TEDLAR® backsheet materials, and FORTASUN® silicone encapsulants and adhesives. The segment also includes the Company's joint venture interests in the Hemlock Semiconductor Corporation Group ("HSC Group"), a U.S.-based group of companies that manufacture and sell polycrystalline silicon products for the photovoltaic and semiconductor industries.  Additionally, the segment provides materials used in components and films for consumer electronics, automotive, and aerospace markets. The segment also provides sustainable materials and services for sulfuric acid production and regeneration technologies, alkylation technology for production of clean, high-octane gasoline, and a comprehensive suite of aftermarket service and solutions offerings, including safety consulting and services, to improve the safety, productivity, and sustainability of organizations across a range of industries.  The Non-Core segment is also a leading producer of SORONA® specialty biotechnology materials for carpet and apparel markets as well as polyester films for the healthcare, photovoltaics, electronics, packaging and labels, and electrical insulation industries.

Divestitures
In the third quarter of 2019, the Company completed the sale and separation of its Sustainable Solutions business unit, a part of the Non-Core segment, to Gyrus Capital. The Company is actively evaluating strategic options, including potential divestitures, related to a substantial portion of the segment’s business units and expects to make significant progress over the next one to two years.

Details on Non-Core's 2019 net sales, by business or major product line and geographic region, are as follows:

Products
Major applications and products/services/technologies are listed below by major product line:

Major Product Line	Applications / Market Segments	Major Products / Services / Technologies
Biomaterials	Carpet, apparel	SORONA® polymer
Clean Technologies	Sulfuric acid, fertilizer, chemicals, refining, scrubbing	STRATCO® alkylation technology, MECS® sulfuric acid & environmental technologies, ISOTHERMING® hydroprocessing technology, BELCO® wet scrubbing technology
DuPont Teijin Films	Healthcare, photovoltaics, electronics, packaging and labels, electrical insulation, dry film resists	MYLAR®, MELINEX® polyester films
Photovoltaic & Advanced Materials	Photovoltaics, aerospace/aircraft, automotive, military, consumer electronics	Metallization pastes (including SOLAMET®), TEDLAR® polyvinyl fluoromaterials, FORTASUN® silicone encapsulants and adhesives, trichlorosilanes, polycrystalline silicon
Sustainable Solutions	Manufacturing, other	Safety consulting services

Key Raw Materials
The major commodities, raw materials and supplies for the Non-Core segment include propanediol, terephthalic acid, precious metals, silicon metal and hydrochloric acid.

Competitors
Non-Core's competitors include many large multinational chemical firms as well as a number of regional and local competitors. Key competitors include Arkema, Giga Solar Materials, Heraeus, Outotec, Samsung SDI, Yihua Toray Polyester Film, and Zhangjiagang Glory.

INDUSTRY SEGMENTS AND GEOGRAPHIC REGION RESULTS
See Note 5 to the Consolidated Financial Statements for net sales by business or major product line.

Sales by geographic region are included within Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Results of Operations." See Note 24 to the Consolidated Financial Statements for information regarding total net sales, pro forma net sales, pro forma Operating EBITDA and total assets by segment, as well as net sales and long-lived assets by geographic region.

SIGNIFICANT CUSTOMERS AND COMPETITION
In 2019, no significant portion of the Company's sales was dependent upon a single customer. The markets in which the Company participates compete primarily through technology, range of products and services, performance, quality, reliability, brand, reputation, service and support. The Company provides extensive support, technical services and testing services for its customers, in addition to new product development. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, customer intimacy, global manufacturing capability and local service capability enable it  to compete successfully.

Against this competitive backdrop, value-in-use is the primary driver of price for the Company’s products, although price is impacted by many factors including, among others, fluctuations in supply and demand, and availability and cost of key manufacturing inputs including raw materials and energy.

DISTRIBUTION
Most products are marketed primarily through the Company's sales organization, although in some regions, more emphasis is placed on sales through distributors. The Company has a diverse worldwide network which markets and distributes the Company's brands to customers globally. This network consists of the Company's sales and marketing organization partnering with distributors, independent retailers, cooperatives and agents throughout the world.

BACKLOG
In general, the Company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the Company believes that backlog information is not meaningful to understanding its overall business and should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.

INTELLECTUAL PROPERTY
Trade Secrets: Trade secrets are an important part of the Company's intellectual property. Many of the processes used to make products are kept as trade secrets which, from time to time, may be licensed to third parties. DuPont vigilantly protects all of its intellectual property including its trade secrets. When the Company discovers that its trade secrets have been unlawfully taken, it reports the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, the Company takes measures to mitigate any potential impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the Company and/or unjust enrichment.

Patents: The Company continually applies for and obtains patents in many countries, including the U.S., and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the Company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. The term of these patents is generally about twenty years, but varies depending on country. This significant patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2019, the Company owned more than 27,000 patents and patent applications globally. Approximately 80% of the Company’s patent estate has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or has a product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

DowDuPont Intellectual Property Agreements: In connection with the separation and distribution of Dow and Corteva, effective April 1, 2019 and June 1, 2019, respectively, the Company entered into intellectual property license agreements related to fields of use within the scope of the respective businesses, (together, the “IP License Agreements”). The IP License Agreements set forth the terms and conditions under which the applicable parties may use in their respective businesses, certain know-how (including trade secrets), copyrights, trademarks, and software, and certain patents and standards, allocated to another party pursuant to the DowDuPont Separation and Distribution Agreement.

ENVIRONMENTAL MATTERS
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 28, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 60, and (3) Notes 1 and 16 to the Consolidated Financial Statements.

AVAILABLE INFORMATION
The Company is subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, the Company is required to file reports and information with the Securities and Exchange Commission ("SEC"), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which the public may obtain any materials the Company files with the SEC.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on DuPont's website at http://www.investors.dupont.com by clicking on the section labeled "Investors", then on "Filings & Reports." These reports are made available, without charge, as soon as is reasonably practicable after the Company files or furnishes them electronically with the SEC.

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

Risks Relating to the Proposed N&B Transaction and the Dow and Corteva Distributions
DuPont is pursuing a plan to separate and combine its Nutrition & Biosciences business with IFF in a Reverse Morris Trust transaction. This proposed transaction involves risks, including risks that the proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
On December 15, 2019, DuPont and IFF announced they had entered definitive agreements to combine DuPont’s Nutrition & Biosciences business (the "N&B Business") with IFF in a transaction that would result in IFF issuing shares to DuPont shareholders. The proposed transaction with IFF, (the "Proposed N&B Transaction") is expected to close by the end of the first quarter of 2021, subject to approval by IFF stockholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel. A voting agreement was entered on December 15, 2019, with Winder Investment Pte. Ltd., a shareholder of IFF. Pursuant to the voting agreement, Winder agrees, among other things, to vote in favor of the issuance of IFF common stock in connection with the N&B Transaction and any proposal or action presented to effectuate the issuance. The voting agreement terminates on September 30, 2020. The satisfaction of the required conditions could delay the consummation of the proposed transaction with IFF or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the proposed transaction will be satisfied or waived or that the proposed transaction will be consummated. With respect to regulatory approvals, there can be no assurance that the required regulatory approvals will be received in a timely manner or at all, or that such approvals will not contain adverse conditions. Failure to consummate the proposed transaction in a timely manner or at all could negatively impact the market price of DuPont’s Common Stock, as well as DuPont’s future business and its financial condition, results of operations and cash flows.

The announcement and pendency of the Proposed N&B Transaction could cause disruptions in DuPont’s and IFF’s respective businesses, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. The transaction will also require significant amounts of time and effort which could divert management’s attention from operating and growing our business. DuPont has incurred and expects to incur a number of non-recurring costs in connection with the Proposed N&B Transaction. These costs and expenses include financial, legal, accounting, consulting and other advisory fees and expenses; reorganization and restructuring costs; severance/employee benefit-related expenses; regulatory and SEC filing fees and expenses; printing expenses and other related charges some of which are payable by DuPont regardless of whether the proposed transaction is consummated. The Merger Agreement with IFF also generally requires DuPont to operate the N&B Business in the ordinary course pending consummation of the Mergers and restricts DuPont, without IFF’s consent, from taking certain specified actions until the proposed transaction is consummated or the Merger Agreement is terminated, including making certain acquisitions and divestitures and entering into certain contracts. Any of the foregoing could adversely affect DuPont’s business, financial condition and results of operations. Declines in sales, earnings and cash flows could also result in future asset impairments (including goodwill).

Even if the proposed transaction is completed, there can be no assurance that DuPont will be able to realize the anticipated value and benefits therefrom or that the new combined company will perform as expected. Further, if the proposed transaction is completed, the combined value of the DuPont Common Stock and the shares of IFF Common Stock issued as consideration in the N&B Merger could be greater than, less than or equal to what the value of DuPont’s Common Stock would have been had the proposed transaction not occurred.

In connection with the proposed transaction with IFF, N&B Inc. entered into a Bridge Commitment Letter to secure from certain financing sources, committed financing in an aggregate principal amount of $7.5 billion, (the “Bridge Loans”) provided that such commitment shall be reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities. The proceeds of funded Bridge Loans, if any, would be used by N&B Inc. to make the Special Cash Payment and to pay the related transaction fees and expenses.

In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities, the proceeds of which shall be used to make the Special Cash Payment and to pay the related transaction fees and expenses. Such term loan facility, reduced the commitments under the Bridge Commitment Letter. The remaining $6.25 billion is expected to be funded through the N&B Notes Offering, if any, and/or the Bridge Loans. The commitments under the Bridge Commitment Letter and the availability of funding under the term loan are subject to customary closing conditions.

Borrowing under the term loan facility and, if any, under the Bridge Loans would occur substantially concurrently with closing of the transaction. Any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement for some or all the remaining $6.25 billion would likely occur in advance of the closing. If such issuance occurred prior to the closing, during the period between the offering and the closing of the Proposed N&B Transaction the debt of DuPont on a consolidated basis would be materially increased. Such increase, if any, is not expected to adversely impact DuPont’s results of operations, financial position or access to liquidity. If any notes are issued prior to closing and the proposed transaction with IFF is subsequently terminated, DuPont expects that N&B Inc. would immediately repay any such debt.

The separation and combination of DuPont’s Nutrition & Biosciences business with IFF could result in significant tax liability to DuPont.
Following the N&B Merger with N&B Inc. as the surviving company, except as agreed by the parties, N&B Inc. will merge with and into Neptune Merger Sub II LLC (a wholly owned subsidiary of IFF) (“Merger Sub II”), with Merger Sub II surviving as a wholly owned subsidiary of IFF (the “Second Merger,” and together with the N&B Merger, the “Mergers”).

The N&B Distribution and Mergers are expected to be tax-free to DuPont stockholders for U.S. federal income tax purposes (except to the extent that cash is paid to DuPont stockholders in lieu of fractional shares pursuant to the Merger Agreement), and the Contribution, N&B Distribution, and Special Cash Payment are expected to result in no recognition of gain or loss by DuPont for U.S. federal income tax purposes.

The proposed transaction with IFF is conditioned on DuPont's receipt of an opinion from Skadden, Arps, Slate, Meagher & Flom LLP regarding (i) the qualification of the Contribution, N&B Distribution and Special Cash Payment as a “reorganization” within the meaning of Sections 368(a), 361 and 355 of the Internal Revenue Code of 1986 (the “Code”), (ii) the nonrecognition of gain or loss by DuPont on receipt of the Special Cash Payment (subject to certain conditions), (iii) the qualification of the N&B Distribution as a distribution described in Section 355 and to which Section 355(e) does not apply and (iv) the qualification of the Mergers as a “reorganization” within the meaning of Section 368(a) of the Code. This opinion will be based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of DuPont, N&B Inc., IFF and Merger Sub 1 and Merger Sub II. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any party breaches any of its covenants in the relevant transaction documents, the opinion may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the receipt of such opinion, the Internal Revenue Service (the “IRS”) could determine that the separation of DuPont’s Nutrition & Biosciences business should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion. An opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.

If the Contribution, N&B Distribution and Special Cash Payment failed to qualify for the treatment described above, DuPont would be required to generally recognize taxable gain on the transactions and stockholders of DuPont who receive N&B Inc. Common Stock (and subsequently, IFF Common Stock) pursuant to a pro-rata dividend distribution or an exchange offer would be subject to tax on their receipt of the N&B Inc. Common Stock. Additionally, if certain internal transactions related to the separation of the Nutrition & Biosciences business fail to qualify for their intended tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

Under the tax matters agreement to be entered into by DuPont with N&B Inc. and IFF, N&B Inc. or IFF would generally be required to indemnify DuPont for any taxes resulting from the separation of the Nutrition & Biosciences business (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by N&B Inc. or IFF involving the capital stock of N&B Inc. or IFF or any assets of the N&B Inc. group (excluding actions required by the documents governing the proposed transactions), or (ii) any breach of certain representations and covenants made by N&B Inc. or IFF.

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

In connection with the separations and Distributions, certain liabilities are allocated to or retained by DuPont through assumption or indemnification of Dow and/or Corteva, as applicable. If DuPont is required to make payments pursuant to these indemnities to Dow and/or Corteva, DuPont may need to divert cash to meet those obligations, and the Company’s financial results could be negatively impacted. In addition, certain liabilities are allocated to or retained by Dow and/or Corteva through assumption or indemnification, or subject to indemnification by other third parties. These indemnities may not be sufficient to insure the Company against the full amount of liabilities, including PFAS Stray Liabilities, allocated to or retained by it, and Dow, Corteva and/or third parties may not be able to satisfy their respective indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement, and the Tax Matters Agreement, as amended, (collectively, the “Core Agreements”) with Dow and Corteva, as well as the Letter Agreement between DuPont and Corteva, DuPont has agreed to assume, and indemnify Dow and Corteva for, certain liabilities. (See discussion of the Core Agreements in Note 4 to the Consolidated Financial Statements and Litigation and Environmental Matters in Note 16 to the Consolidated Financial Statements.) Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business, particularly indemnities relating to the Company’s actions that could impact the tax-free nature of the distributions. Third parties could also seek to hold it responsible for any of the liabilities allocated to Dow and Corteva, including those related to Historical EID’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core Agreements, and third parties could seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont are held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation and Environmental Matters, losses related from liabilities related to discontinued and/or divested operations and businesses of Historical EID that are not primarily related to its agriculture business or specialty products business, (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Stray Liabilities include liabilities arising out of actions to the extent related to or resulting from Historical EID’s development, testing, manufacture or sale of per- or polyfluoroalkyl substances, (“PFAS Stray Liabilities”). In connection with Historical EID’s separation of its Performance Chemicals segment through the spinoff of The Chemours Company (“Chemours”), Chemours indemnifies certain PFAS Stray Liabilities as well as other litigation, environmental and other liabilities that arose prior to the Chemours Separation,

Certain Stray Liabilities are subject to third party indemnities, including certain PFAS Stray Liabilities as discussed above and further described in Note 16 to the Consolidated Financial Statements; however, such indemnities may not be sufficient to protect the Company against the full amount of such liabilities or such third parties may refuse or otherwise claim defenses to payment. For example, as described in Note 16 to the Consolidated Financial Statements, on May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement.

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

Risks Relating to DuPont’s Business
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
The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 70 percent of net sales on a continuing operations basis for the year ended December 31, 2019. With Asia Pacific as the Company’s largest region, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:

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

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. For its continuing operations as of the year ended December 31, 2019, the Company’s largest currency exposures are the Chinese renminbi and the Taiwan dollar. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
DuPont continues to be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt the Company’s operations, or require modifications to the Company’s facilities. Changes to regulations or the implementation of additional regulations, especially in certain highly regulated markets served by the Company’s Nutrition & Biosciences businesses, such as regulatory modernization of food safety laws and evolving standards and regulations affecting pharmaceutical excipients, microbials, or in reaction to new or next-generation technologies, including advances in protein engineering, gene editing and gene mapping, or novel uses of existing technologies may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.

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
Supply chain disruptions, plant and/or power outages, labor disputes and/or strikes, information technology system and/or network disruptions, whether caused by acts of sabotage, employee error, malfeasance or other actions, geo-political activity, weather events and natural disasters, including hurricanes or flooding that impact coastal regions, and global health risks or pandemics could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. In addition, terrorist attacks and natural disasters have increased stakeholder concerns about the security and safety of chemical production and distribution.

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
DuPont from time to time evaluates acquisition candidates that may strategically fit the Company’s business and/or growth objectives. If DuPont is unable to successfully integrate and develop acquired businesses, DuPont could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the Company’s financial results. DuPont expects to continually review the Company’s portfolio of assets for contributions to the Company’s objectives and alignment with the Company’s growth strategy. The Letter Agreement between the Company and Corteva limits DuPont’s ability to separate certain businesses and assets to third parties without assigning certain of its indemnification obligations under the Separation and Distribution Agreement to the transferee of such businesses and assets or meeting certain other alternative conditions. DuPont may be unable to meet the conditions under the Letter Agreement, if applicable. Even if the conditions under the Letter Agreement are met or are not applicable, DuPont may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings. Moreover, DuPont might incur asset impairment charges related to acquisitions or divestitures that reduce the Company’s earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful and/or the Company fails to effectively manage its cost as its portfolio evolves, it could adversely impact the Company’s business, results of operations, financial condition and cash flows.

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

Governmental policies, including antitrust and competition law, trade restrictions, regulations related to medical applications and devices, food safety regulations, sustainability requirements, traceability and other government regulations and mandates, can impact the Company’s ability to execute this strategy successfully. See also “A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to the economic, political, regulatory, foreign exchange and other risks.”

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

The Company’s U.S. and non-U.S. tax liabilities will be dependent, in part, upon the distribution of income among various jurisdictions in which DuPont operates.
The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of the Company’s tax exposures and various other governmental enforcement initiatives. The Company’s tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of the Company’s deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact the Company’s provision for income taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.  PROPERTIES
The Company's corporate headquarters are located in Wilmington, Delaware. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. Additional information with respect to the Company's property, plant and equipment and leases is contained in Notes 12, 17 and 24 to the Consolidated Financial Statements.
The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 195 principal sites in total. The number of manufacturing sites by reportable segment and geographic area around the world at December 31, 2019 is as follows:

Geographic Region	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total [2]
Asia Pacific	17	15	15	11	3	61
EMEA [1]	4	41	8	6	1	60
Latin America	—	13	2	—	—	15
U.S. & Canada	12	21	20	13	7	73
Total	33	90	45	30	11	209
1.. Europe, Middle East, and Africa ("EMEA").

2.	Sites that are used by multiple segments are included more than once in the figures above.
The Company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity for the Company's current needs and expected near-term growth. Properties are primarily owned by the Company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

ITEM 3. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 16 to the Consolidated Financial Statements, which also includes discussion of the allocation of liabilities in connection with the Distributions.

Litigation
See Note 16 to the Consolidated Financial Statements.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. Historical EID sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA)”, the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“DEQ”), the Company (originally through Historical EID), and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. DuPont, Denka, EPA, DOJ and DEQ are continuing these discussions, which include potential settlement options.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

DuPont de Nemours, Inc.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On August 31, 2017, Historical Dow's common stock, par value $2.50 per share, and Historical EID's common stock, par value $0.30 per share, were voluntarily delisted from the New York Stock Exchange ("NYSE") in connection with the Merger. See Note 3 to the Consolidated Financial Statements for additional information on the Merger. Historical Dow common stock and Historical EID common stock were suspended from trading on the NYSE prior to the open of trading on September 1, 2017.

DowDuPont's common stock, par value $0.01 per share, commenced trading on the New York Stock Exchange ("NYSE") (the principal Market for the Company's common stock) under ticker symbol "DWDP" on September 1, 2017. On June 1, 2019, the Company completed at 1-for-3 reverse stock split of its outstanding common stock, thereby reducing the number of authorized shares for common stock from 5,000,000,000 to 1,666,666,667 shares. Also on June 1, 2019, the Company changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont." Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD."

At December 31, 2019, there were 81,409 stockholders of record. At January 31, 2020, there were 80,891 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended December 31, 2019:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
October 2019	2,061,379	66.70	2,061,379	1,402
November 2019	1,713,612	68.56	1,713,612	1,284
December 2019	526,772	64.12	526,772	1,250
Fourth quarter 2019	4,301,763	$67.12	4,301,763	$1,250

1.	On June 1, 2019, the Company announced a $2 billion share buyback program, which expires on June 1, 2021.

Stockholder Return
The form of the chart presented below is in accordance with the requirements of the U.S. Securities and Exchange Commission. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. The chart illustrates the cumulative total return of the Company's stock following completion of the Merger based on a presumed investment of $100 on September 1, 2017 and a presumption that all dividends were reinvested. The historical stock prices of DuPont presented in the chart have been adjusted to reflect the impact of the Distributions and the Reverse Stock Split. The Company elected to display the closing price on May 31, 2019, the day preceding the Corteva Distribution, in order to provide the reader a more useful baseline for the Company's performance as a specialty products company after consummation of the Distributions. The chart does not reflect the Company's forecast of future financial performance.

Cumulative Total Return	September 1, 2017	December 29, 2017	December 31, 2018	May 31, 2019 [3]	December 31, 2019
DuPont [1]	$100.00	$106.60	$81.92	$70.30	$70.48
S&P 500	$100.00	$108.84	$104.07	$115.24	$136.84
S&P Industrial Conglomerates	$100.00	$94.76	$69.29	$77.63	$86.70
S&P 500 Chemicals [2]	$100.00	$111.76	$98.10	$101.29	$118.67
1. The historical stock prices of DuPont prior to the Distributions have been adjusted to reflect the impact of the Distributions and the Reverse Stock Split.
2. Prior to the consummation of the separations and Distributions, DowDuPont chose the S&P 500 Chemicals as its comparable index. After the Distributions, the Company chose the S&P Industrial Conglomerates as a more informative comparable index based upon the businesses that remained after the Distributions.
3. Represents the day preceding the Corteva Distribution.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data
In millions, except as noted (Unaudited)	2019	2018	2017	2016	2015
Summary of Operations [1]
Net sales	$21,512	$22,594	$11,672	$6,030	$5,500
Income (loss) from continuing operations, net of tax [2]	$(614)	$405	$233	$880	$(436)
Income from discontinued operations, net of tax	$1,214	$3,595	$1,058	$3,524	$8,219
Net income available for DuPont common stockholders	$498	$3,845	$1,159	$3,975	$7,345
Earnings (loss) per common share - basic:
Continuing operations [2]	$(0.86)	$0.46	$0.39	$2.25	$(1.30)
Discontinued operations	$1.53	$4.54	$1.79	$8.46	$20.66
Net income [3]	$0.67	$4.99	$2.18	$10.71	$19.36
Earnings (loss) per common share - assuming dilution:
Continuing operations [2]	$(0.86)	$0.45	$0.38	$2.22	$(1.30)
Discontinued operations	$1.53	$4.51	$1.77	$8.35	$20.66
Net income [3]	$0.67	$4.96	$2.15	$10.57	$19.36
Cash dividends declared per share of common stock	$2.16	$4.56	$5.28	$5.52	$5.16
Year-end Financial Position
Total assets [4]	$69,396	$187,855	$191,907	$79,511	$67,938
Long-Term Debt [5]	$13,617	$12,624	$18	$—	$—

1.
The year ended December 31, 2017 reflects results related to Historical Dow businesses for the entire year and includes the results of the Historical EID businesses for the period beginning on and after September 1, 2017, segregated accordingly between continuing and discontinued operations. The years ended December 31, 2016 and 2015 solely reflect the results of the Historical Dow businesses, segregated accordingly between continuing and discontinued operations.

2.
See Notes 4, 6, 8, and 14 to the Consolidated Financial Statements for information on items materially impacting the results for the years ended December 31, 2019, 2018 and 2017, including the effects of the goodwill impairments; gains on divestitures; integration and separation costs; charges related to restructuring programs; and the effects of the U.S. Tax Cuts and Jobs Act, enacted on December 22, 2017;.

3. Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.

4.
Total assets as of December 31, 2016 and 2015 solely reflect Historical Dow. Total assets as of December 31, 2018 and 2017 reflect the combination of Historical Dow and Historical EID. Total assets as of December 31, 2019 reflect assets of the Company subsequent to the Dow and Corteva Distributions.

5. Long-term debt as revised on a continuing operations basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("DWDP Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the DWDP Merger Agreement. Historical Dow was determined to be the accounting acquirer in the Merger.

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

Effective as of 5:00 p.m. on April 1, 2019, DowDuPont completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock, par value $0.01 per share (the “Dow Common Stock”), to holders of the Company’s common stock, par value $0.01 per share (the “DowDuPont common stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”).

Effective as of 12:01 a.m. on June 1, 2019, DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.), completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, the Company holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont" (the "Company"). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

These Consolidated Financial Statements present the consolidated financial position of DuPont as of December 31, 2019 and December 31, 2018 and the results of operations of DuPont for the years ended December 31, 2019, 2018 and 2017 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The cash flows related to Dow and Corteva have not been segregated and are included, as applicable, in the Consolidated Statements of Cash Flows for all periods presented. Unless otherwise indicated, the information included in Management's Discussion and Analysis refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

ANALYSIS OF OPERATIONS
Portfolio Changes: Business Separations and Distribution
Intended Nutrition & Biosciences Separation
DuPont and International Flavors & Fragrances Inc. ("IFF") announced on December 15, 2019, the entry into a definitive agreement for the merger of IFF and DuPont’s Nutrition & Biosciences business (the "N&B Business"). The combination will be executed through a Reverse Morris Trust transaction (the "Proposed N&B Transaction"). The Proposed N&B Transaction is expected to be tax-free to DuPont and its shareholders for U.S. federal income tax purposes. Upon completion of the proposed transaction with IFF, DuPont shareholders will own 55.4% of the combined company and IFF’s shareholders will own 44.6%. In addition, as part of the proposed transaction, DuPont will receive a one-time $7.3 billion cash payment, subject to adjustment, (the “Special Cash Payment”). The Special Cash Payment is subject to adjustment due to, among other things, variances in net working capital, and, therefore, could be less or more than anticipated. The Proposed N&B Transaction is expected to close by the end of the first quarter of 2021, subject to approval by IFF stockholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel. See Item 1 for additional information. See discussion of Nutrition & Biosciences Financing under Liquidity & Capital Resources below for information regarding actions in connection with the Proposed N&B Transaction and Special Cash Payment.

Dow and Corteva Distributions
In connection with the Dow Distribution and Corteva Distribution, DuPont has entered into certain agreements that provide for the allocation of DuPont’s assets, employees, liabilities and obligations (including its investments, property, employee benefits and tax-related assets and liabilities) among DuPont, Dow, and Corteva (together, the “Parties” and each a “Party”), and provides a framework for DuPont’s relationship with Dow and Corteva following the Distributions. Effective April 1, 2019, the Parties entered into the following agreements:

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

•
Letter Agreement - The Company entered into a letter agreement (the "Letter Agreement") with Corteva that sets forth certain additional terms and conditions related to the Corteva Distribution, including certain limitations on DuPont’s and Corteva's ability to transfer certain businesses and assets to third parties without assigning certain of such Party’s indemnification obligations under the Separation and Distribution Agreement to the other Party to the transferee of such businesses and assets or meeting certain other alternative conditions. The Letter Agreement further outlines the allocation between DuPont and Corteva of liabilities associated with certain legal and environmental matters, including liabilities associated with discontinued and/or divested operations and businesses of Historical EID. See Note 16 to the Consolidated Financial Statements for more information regarding the allocation.

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

Other Divestitures
In the third quarter of 2019, the Company completed the sale and separation of its Sustainable Solutions business unit, a part of the Non-Core segment, to Gyrus Capital. The sale resulted in a pre-tax gain of $28 million ($22 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

In September 2019, DuPont announced an agreement to sell its compound semiconductor solutions business, a part of the Electronics & Imaging segment, to SK Siltron for approximately $450 million. The transaction is expected to close in the first quarter of 2020, pending satisfaction of customary closing conditions, including receipt of regulatory approval.

Acquisitions
During the fourth quarter of 2019, DuPont completed acquisitions of the following, all within the Safety & Construction segment:

•	inge GmbH, an ultrafiltration membrane business from BASF,

•	Memcor, the ultrafiltration and membrane bioreactor technologies division from Evoqua Water Technologies Corp.,

•	OxyMem Limited, a company that develops and produces Membrane Aerated Biofilm Reactor technology.

The aggregate purchase price of the above acquisitions was approximately $175 million and was primarily allocated to goodwill, other intangibles and property, plant and equipment.

Segment & Product Line Realignments
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

In addition, the following changes occurred:

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

Refer to Notes 5 and 24 to the Consolidated Financial Statements for additional information.

Nutrition & Biosciences and Non-Core Goodwill Impairments
During the second quarter of 2019, the Company was required to perform interim impairment tests of its goodwill due to the internal distribution of the specialty products legal entities from Historical EID to DowDuPont (the "Internal SP Distribution") and the Second Quarter Segment Realignment. As a result of the analyses performed, the Company recorded pre-tax, non-cash impairment charges during the year ended December 31, 2019, totaling $1,175 million, of which $933 million related to the Nutrition & Biosciences segment and $242 million related to the Non-Core segment. The charges were recognized in "Goodwill impairment charges" in the Consolidated Statements of Operations. Refer to Note 14 of the Consolidated Financial Statements.

Equity Method Investment Impairment
During the second quarter of 2019, in connection with the Internal SP Distribution and the impairment of the Industrial Biosciences reporting unit, the Company performed an impairment analysis on the reporting unit's equity method investments. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges of $63 million to write-down the value of an equity method investment. The charge was recognized in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. Refer to Note 6 of the Consolidated Financial Statements.

Reverse Stock Split
On May 23, 2019, stockholders of DowDuPont approved a 1-for-3 reverse stock split of DowDuPont shares of common stock with par value of $0.01 per share, which became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

Share Buyback Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. At December 31, 2019, the Company had repurchased 10.8 million shares under the program at a total cost of $750 million.

Dividends
On February 14, 2019, the Company announced a pro rata dividend of $851 million, paid on March 15, 2019, to shareholders of record on February 28, 2019. On March 8, 2019, the Company announced a pro rata dividend of $325 million, paid on May 28, 2019, to shareholders of record on April 26, 2019. On June 27, 2019, the Company announced that its Board of Directors declared a third quarter dividend of $0.30 per share paid on September 13, 2019, to shareholders of record on July 31, 2019. On October 10, 2019, the Company announced that its Board of Directors declared a fourth quarter dividend of $0.30 per share paid on December 13, 2019, to shareholders of record on November 29, 2019. On February 12, 2020, the Board of Directors declared a first quarter dividend of $0.30 per share payable on March 16, 2020, to shareholders of record on February 28, 2020.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions. For the year ended December 31, 2019, DuPont recorded pre-tax charges of $138 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations. At December 31, 2019, total liabilities related to the program were $86 million, which represents expected future cash payments related to this program for the payment of severance and related benefits and contract termination costs.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the “Synergy Program”), adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The Company recorded pre-tax restructuring charges of $485 million inception-to-date, consisting of severance and related benefit costs of $215 million, asset related charges of $209 million and contract termination charges of $61 million. The Company does not expect to incur further significant charges related to the DowDuPont Cost Synergy program and at December 31, 2019 the program is considered substantially complete.

FMC Transactions
On March 31, 2017, the Company and FMC Corporation ("FMC") entered into a definitive agreement (the "FMC Transaction Agreement"). Under the FMC Transaction Agreement, and effective upon the closing of the transaction on November 1, 2017, FMC acquired the crop protection business and R&D assets that Historical EID was required to divest in order to obtain European Commission approval of the Merger Transaction, (the "Divested Ag Business") and Historical EID agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (collectively, the "FMC Transactions"). The FMC Transactions were completed on November 1, 2017. The sale of the Divested Ag Business meets the criteria for discontinued operations and as such, earnings are included within (loss) income from discontinued operations after income taxes for all periods presented. Refer to Notes 3 and 4 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2019	2018	2017
Net sales	$21,512	$22,594	$11,672
Pro forma net sales			$21,000

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2019					For the Year Ended December 31, 2018
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	—%	(1)%	(1)%	—%	(2)%	(1)%	—%	4%	31%	34%
Nutrition & Biosciences	1	(2)	—	(1)	(2)	2	(1)	1	139	141
Transportation & Industrial	3	(2)	(10)	—	(9)	6	(1)	(2)	117	120
Safety & Construction	3	(1)	—	(4)	(2)	2	1	2	74	79
Non-Core	1	(2)	(11)	(3)	(15)	—	—	(4)	116	112
Total	2%	(2)%	(4)%	(1)%	(5)%	2%	—%	1%	91%	94%
U.S. & Canada	2%	—%	(3)%	—%	(1)%	2%	—%	1%	91%	94%
EMEA [1]	3	(5)	(4)	(4)	(10)	4	—	(3)	109	110
Asia Pacific	1	(1)	(4)	—	(4)	1	—	3	75	79
Latin America	3	(3)	(3)	(1)	(4)	2	(4)	1	134	133
Total	2%	(2)%	(4)%	(1)%	(5)%	2%	—%	1%	91%	94%
1. Europe, Middle East and Africa.

2019 versus 2018
The Company reported net sales for the year ended December 31, 2019 of $21.5 billion, down 5 percent from $22.6 billion for the year ended December 31, 2018, due to a 4 percent decrease in volume, a 2 percent unfavorable currency impact and a 1 percent decline in portfolio actions slightly offset by a 2 percent increase in local price. Volume declined across all geographic regions and all segments with the exception of Nutrition & Biosciences and Safety & Construction which were both flat. The most notable volume decreases were in Non-Core (down 11 percent) and Transportation & Industrial (down 10 percent). Currency was down 2 percent compared with last year, driven primarily by EMEA currencies (down 5 percent). Local price was up 2 percent compared with last year. Local price increased in all geographic regions and in all segments except Electronics & Imaging (flat). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Safety & Construction (down 4 percent; within EMEA), Non-Core (down 3 percent) and Nutrition & Biosciences (down 1 percent).

2018 versus 2017
Net sales for the year ended December 31, 2018 were $22.6 billion, up 94 percent from $11.7 billion for the year ended December 31, 2017, due to a 91 percent increase in portfolio actions, primarily reflecting the Merger, a 2 percent increase in local price and a 1 percent increase in volume. Volume increases in Electronics & Imaging (up 4 percent), Safety & Construction (up 2 percent) and Nutrition & Biosciences (up 1 percent) more than offset volume declines in Non-Core (down 4 percent) and Transportation & Industrial (down 2 percent). Local price was up 2 percent compared with the prior year. Local price increased in all geographic regions and in most segments except Electronics & Imaging (down 1 percent) and Non-core (flat). Currency was flat compared with the prior year.

Sales Variances by Segment and Geographic Region - Pro Forma
	For the Year Ended December 31, 2018 [1]
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	(1)	1	4	(3)	1%
Nutrition & Biosciences	1	—	3	11	15
Transportation & Industrial	6	1	2	—	9
Safety & Construction	2	1	3	—	6
Non-Core	1	—	(3)	—	(2)
Total	2%	1%	3%	2%	8%
U.S. & Canada	1%	—%	2%	3%	6%
EMEA [2]	3	5	—	3	11
Asia Pacific	2	—	4	1	7
Latin America	3	(4)	3	4	6
Total	2%	1%	3%	2%	8%
1. As reported 2018 net sales compared with 2017 pro forma net sales.
2. Europe, Middle East and Africa.

2018 versus 2017 (Pro Forma)
Net sales for the year ended December 31, 2018 were $22.6 billion, up 8 percent from pro forma net sales of $21.0 billion for the year ended December 31, 2017, due to a 3 percent increase in volume, a 2 percent increase in portfolio actions, a 2 percent increase in local price, and a 1 percent favorable currency impact. Volume increased across most geographic regions, except EMEA (flat), and in most segments with the exception of Non-Core (down 3 percent). Volume increases were in Electronics & Imaging (up 4 percent), Nutrition & Biosciences (up 3 percent), Safety & Construction (up 3 percent) and Transportation & Industrial (up 2 percent). Portfolio and other changes increased 2 percent primarily due to a 11 percent increase in Nutrition and Biosciences related to the acquisition of FMC’s Health & Nutrition business. Local price was up 2 percent compared with the prior year. Local price increased in all geographic regions and in most segments except Electronics & Imaging (down 1 percent). Currency was up 1 percent compared with prior year, driven by EMEA currencies (up 5 percent) which was partially offset by Latin America currencies (down 4 percent).

Cost of Sales
Cost of sales was $14.1 billion for the year ended December 31, 2019, down from $15.3 billion for the year ended December 31, 2018. Cost of sales decreased for the year ended December 31, 2019 primarily due to lower sales volume, cost synergies, portfolio actions related to current year divestitures, currency impacts, and lower costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Cost of sales as a percentage of net sales for the year ended December 31, 2019 was 65 percent compared with 68 percent for the year ended December 31, 2018.

For the year ended December 31, 2018, cost of sales was $15.3 billion, up from $9.6 billion for the year ended December 31, 2017. Cost of sales increased for the year ended December 31, 2018 primarily due to the Merger partially offset by cost synergies and currency impacts.

Cost of sales as a percentage of net sales for the year ended December 31, 2018 was 68 percent compared with 82 percent for the year ended December 31, 2017.

Cost of sales for the years ended December 31, 2018 and December 31, 2017 was negatively impacted by a $77 million and $1,355 million charge, respectively, related to amortization of the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

Research and Development Expense ("R&D")
R&D expense was $955 million for the year ended December 31, 2019 and $1,070 million for the year ended December 31, 2018. The decrease for the year ended December 31, 2019 was primarily due to lower R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. R&D as a percentage of net sales was 4 percent and 5 percent for the years ended December 31, 2019 and 2018, respectively.

R&D expense was $1,070 million and $657 million for the years ended December 31, 2018 and 2017, respectively. The change was primarily due to the Merger. R&D as a percentage of net sales was 5 percent and 6 percent for the years ended December 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2019, SG&A expenses totaled $2,663 million, down from $3,028 million in the year ended December 31, 2018. SG&A as a percentage of net sales was 12 percent and 13 percent for the years ended December 31, 2019 and 2018, respectively.

The decrease for the year ended December 31, 2019 as compared with the prior year was primarily due to lower SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions. In addition, SG&A decreased due to cost synergies.

SG&A expense was $3,028 million and $1,615 million for the years ended December 31, 2018 and 2017, respectively. The change was primarily due to the Merger. SG&A as a percentage of net sales was 13 percent and 14 percent for the years ended December 31, 2018 and 2017, respectively.

Amortization of Intangibles
Amortization of intangibles was $1,050 million for the year ended December 31, 2019, $1,044 million for the year ended December 31, 2018 and $505 million for the year ended December 31, 2017. Amortization in 2019 compared with 2018 was relatively flat. The increase in amortization in 2018 compared with 2017 was primarily due to the Merger. See Notes 3 and 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $314 million, $147 million, and $288 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The activity for the year ended December 31, 2019 includes $138 million of charges related to the 2019 Restructuring Program, $113 million of charges related to the Synergy Program and a $63 million asset impairment charge related to an equity method investment. The charges for the year ended December 31, 2018 related to the Synergy Program. The charges for the year ended December 31, 2017 were comprised of $217 million related to the Synergy Program and $71 million related to other asset related impairments.

See Note 6 to the Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
Goodwill impairments charges were $1,175 million during the year ended December 31, 2019. The goodwill impairment charges relate to the Nutrition & Biosciences and Non-Core segments. There were no goodwill related impairments in the years ended December 31, 2018 or 2017. See Note 14 to the Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, primarily reflecting costs related to the Merger, post-Merger integration, the Distributions, and beginning in the fourth quarter of 2019, the intended separation of the Nutrition & Biosciences business, were $1,342 million in 2019, $1,887 million in 2018 and $1,007 million in 2017.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $84 million, $447 million, and $367 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in 2019 was primarily due to lower equity earnings from the HSC Group which was mainly attributable to asset impairment charges partially offset by benefits associated with customer contract settlements. The increase in earnings of nonconsolidated affiliates for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to the Merger. The year ended December 31, 2018 represents a full year of equity affiliate earnings for the Historical EID affiliates, compared to four months for the year ended December 31, 2017.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net for the year ended December 31, 2019 was $153 million compared with $92 million and $66 million in the years ended December 31, 2018 and 2017, respectively.

The year ended December 31, 2019 included a net gain on sale of assets and investments of $157 million, income related to non-operating pension and other post employment benefit plans of $74 million, and interest income of $55 million partially offset by foreign currency exchange losses of $110 million and miscellaneous expenses of $23 million which includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement. The net gain on sale of assets includes income of $92 million related to a sale of assets within the Electronics & Imaging segment and as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit within the Non-Core segment.

The year ended December 31, 2018 included income related to non-operating pension and other post employment benefit plans of $96 million, miscellaneous income of $83 million and interest income of $39 million, partially offset by foreign currency exchange losses of $93 million and loss on divestiture and change in joint venture ownership of $41 million. The foreign currency exchange losses included a $50 million foreign currency exchange loss related to adjustments to foreign currency exchange contracts as a result of U.S. tax reform. The loss on divestitures and change in joint venture ownership include a $14 million loss on the divestiture of the European XPS STYROFOAMTM business (related to Safety & Construction) and a $27 million negative impact for adjustments related to the Dow Silicones ownership restructure (related to Non-Core).

The year ended December 31, 2017 include a net gain on sale of assets and investments of $65 million and income related to non-operating pension and other post employment benefit plans of $35 million, partially offset by foreign currency exchange losses of $54 million.

See Notes 7 and 20 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $668 million and $55 million for the years ended December 31, 2019 and 2018, respectively. There was no interest expense related to continuing operations for year ended December 31, 2017 and less than one quarter of interest expense for the year ended December 31, 2018 as the Company did not have outstanding borrowings until the 2018 Senior Notes issuance in the fourth quarter of 2018. Refer to Note 15 to the Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2019, the Company's effective tax rate was (29.5) percent on a pre-tax loss from continuing operations of $474 million. The negative tax rate for the year ended December 31, 2019, was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 14 for more information regarding the goodwill impairment charges. The underlying factors affecting the Company’s overall tax rate are summarized in Note 8 to the Consolidated Financial Statements.

For the year ended December 31, 2018, the Company's effective tax rate was 32.6 percent on pre-tax income from continuing operations of $600 million. The effective tax was favorably impacted by the geographic mix of earnings but was more than offset by a $67 million charge associated with a valuation allowance recorded against the net deferred tax asset position of the Company’s legal entity in Brazil related to the separated agriculture business.

For the year ended December 31, 2017, the Company's effective tax rate was 115.3 percent on a pre-tax loss from continuing operations of $1,525 million. The tax rate for 2017 was primarily impacted by the impact of the enactment of the Tax Cuts and Jobs Act (“Act”). The Act resulted in a one-time transition tax and required the Company to remeasure its U.S. federal deferred tax assets and liabilities. See Note 8 to the Consolidated Financial Statements for more information regarding the impact of the Act on the Company.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $1,214 million, $3,595 million and $1,058 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in 2019 is attributable to the timing of the Distributions. The increase from 2017 to 2018 is attributable to the timing of the Merger.

Refer to Note 4 to the Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests, including the portion attributable to discontinued operations, was $102 million, $155 million, and $132 million, for the years ended December 31, 2019, 2018, and 2017 respectively.

Net income attributable to noncontrolling interests of continuing operations was $30 million, $39 million, and $16 million, for the years ended December 31, 2019, 2018, and 2017 respectively.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) was derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the Merger and the Distributions. In contemplation of the Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements below were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Merger, the Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the years ended December 31, 2019, 2018 and 2017 give effect to the pro forma events as if the Transactions had occurred on January 1, 2017.

Restructuring or integration activities or other costs following the Distributions that may be incurred to achieve cost or growth synergies of DuPont are not reflected. The unaudited pro forma statements of operations provides shareholders with summary financial information and historical data that is on a basis consistent with how DuPont reports current financial information.

The unaudited pro forma financial statements are presented for informational purposes only, and do not purport to represent what DuPont's results of operations or financial position would have been had the Transactions occurred on the dates indicated, nor do they purport to project the results of operations or financial position for any future period or as of any future date.

Unaudited Pro Forma Combined Statement of Operations	2019			2018

In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$21,512	$—	$21,512	$22,594	$—	$22,594
Cost of sales	14,056	22	14,078	15,302	74	15,376
Research and development expenses	955	—	955	1,070	—	1,070
Selling, general and administrative expenses	2,663	—	2,663	3,028	—	3,028
Amortization of intangibles	1,050	—	1,050	1,044	—	1,044
Restructuring and asset related charges - net	314	—	314	147	—	147
Goodwill impairment charges	1,175	—	1,175	—	—	—
Integration and separation costs	1,342	(173)	1,169	1,887	(493)	1,394
Equity in earnings of nonconsolidated affiliates	84	—	84	447	—	447
Sundry income (expense) - net	153	—	153	92	—	92
Interest expense	668	29	697	55	629	684
(Loss) Income from continuing operations before income taxes	(474)	122	(352)	600	(210)	390
Provision for income taxes on continuing operations	140	30	170	195	(42)	153
(Loss) Income from continuing operations, net of tax	(614)	92	(522)	405	(168)	237
Net income attributable to noncontrolling interests of continuing operations	30	—	30	39	—	39
Net (loss) income from continuing operations attributable to DuPont	$(644)	$92	$(552)	$366	$(168)	$198

Per common share data:
(Loss) Income per common share from continuing operations - basic	$(0.86)		$(0.74)	$0.46		$0.24
(Loss) Income per common share from continuing operations - diluted	$(0.86)		$(0.74)	$0.45		$0.23

Weighted-average common shares outstanding - basic	746.3		746.3	767.0		767.0
Weighted-average common shares outstanding - diluted	746.3		746.3	771.8		771.8
1. See the Company's historical U.S. GAAP Consolidated Statements of Operations.

2.
Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2017. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one time transaction costs directly attributable to the Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.

Unaudited Pro Forma Combined Statement of Operations	2017
	DuPont [1]	Historical EID as Adjusted (1/1/2017 - 8/31/2017) [2]	Merger Pro Forma Adjustments [3]	Pro Forma Adjustments [4]	Pro Forma
In millions, except per share amounts
Net sales	$11,672	$9,334	$(6)	$—	$21,000
Cost of sales	9,558	6,263	138	59	16,018
Research and development expenses	657	424	9	—	1,090
Selling, general and administrative expenses	1,615	1,349	20	—	2,984
Amortization of intangibles	505	101	404	—	1,010
Restructuring and asset related charges - net	288	311	(9)	—	590
Integration and separation costs	1,007	356	(148)	(405)	810
Equity in earnings of nonconsolidated affiliates	367	58	(15)	—	410
Sundry income (expense) - net	66	(135)	—	—	(69)
Interest expense	—	—	—	684	684
Loss from continuing operations before income taxes	(1,525)	453	(435)	(338)	(1,845)
Benefit from income taxes on continuing operations	(1,758)	(284)	(133)	(120)	(2,295)
Income from continuing operations, net of tax	233	737	(302)	(218)	450
Net income attributable to noncontrolling interests of continuing operations	16	15	—	—	31
Net income from continuing operations attributable to DuPont	$217	$722	$(302)	$(218)	$419

Per common share data:
Income per common share from continuing operations - basic	$0.39				$0.52
Income per common share from continuing operations - diluted	$0.38				$0.52

Weighted-average common shares outstanding - basic [5]	526.6				774.6
Weighted-average common shares outstanding - diluted [5]	532.7				782.0
1. See the Company's historical U.S. GAAP Consolidated Statements of Operations.
2. Reflects Historical EID for the pre-merger period from January 1 through August 31, 2017 after giving effect to the distributions of Historical EID's material science and agriculture businesses.
3. Refer to the Summary of Pro Forma Adjustments table on the following page for additional details.
4. Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2017. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one time transaction costs directly attributable to the Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.
5. As a result of the Merger, share amounts for the year ended December 31, 2017, reflect a weighted average effect of Historical Dow shares outstanding prior to August 31, 2017 and DowDuPont shares outstanding on and after August 31, 2017. As such, for purposes of calculating pro forma basic and diluted earnings per share, the impact of the shares issued to Historical EID stockholders as part of the Merger, have been included as if the Merger had been consummated on January 1, 2017.

Summary of Pro Forma Adjustments	2017
In millions (Unaudited)
Net sales
Intercompany transactions [1]	$(6)
Cost of sales
Intercompany transactions [1]	$(6)
Policy harmonization [2]	(3)
Depreciation expense [3]	147
Total cost of sales	$138
Research and development expenses:
Depreciation expense [3]	$9
Selling, general and administrative expenses
Depreciation expense [3]	$20
Amortization of intangibles
Amortization expense [4]	$404
Restructuring and asset related charges - net
Restructuring charge [5]	$(9)
Integration and separation costs
Transaction costs [5]	$(148)
Equity in earnings of nonconsolidated affiliates
Fair value of nonconsolidated affiliates [6]	$(15)
Total pro forma adjustments to (loss) income from continuing operations before income taxes	$(435)
Provision for income taxes on continuing operations
Policy harmonization [2]	$1
Depreciation expense [3]	(56)
Amortization expense [4]	(125)
Restructuring charge [5]	3
Transaction costs [5]	49
Fair value of nonconsolidated affiliates [6]	5
Total provision for income taxes on continuing operations[7]	$(133)
Total pro forma adjustments to (loss) income from continuing operations, net of tax	$(302)

1.
Transactions between Historical Dow and Historical EID have been eliminated as if they were consolidated affiliates for the period January 1 through August 31, 2017. Adjustments reflect the elimination of intercompany net sales and cost of sales.

2.
Represents a reduction to cost of sales for the period January 1 through August 31, 2017, due to conforming Historical EID’s accounting policy of deferring and amortizing expenses for planned major maintenance activities to Historical EID’s accounting policy of directly expensing the costs as incurred.

3.
Represents estimated additional depreciation expense in cost of sales, research and development expenses and selling, general and administrative expenses, resulting from the fair value adjustment to net property for the period January 1 through August 31, 2017 related to Historical EID.

4.
Represents estimated additional amortization expense resulting from the fair value adjustment to intangibles for the period January 1 through August 31, 2017 reflected in amortization of intangibles related to Historical EID.

5.
Represents the elimination of one-time Merger related transaction costs from integration and separation and restructuring and asset-related charges-net costs for the period January 1 through August 31, 2017.

6.
Represents a reduction to equity in earnings of nonconsolidated affiliates for the period January 1 through August 31, 2017 related to the amortization of the fair value adjustment to Historical EID’s investments in nonconsolidated affiliates.

7.	Represents the income tax effect of the Merger pro forma adjustments calculated using enacted statutory rates applicable in each period at the legal entity in which the pretax adjustments were made.

SEGMENT RESULTS
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

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Merger, the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." The impact of these supply agreements are reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. Refer to the Supplemental Unaudited Pro Forma Combined Financial Information section for further information.

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

Electronics & Imaging	For the Years Ended December 31,
In millions	2019	2018	2017 [1]
Net sales	$3,554	$3,635	$3,592
Pro forma operating EBITDA	$1,147	$1,210	$1,190
Equity earnings	$24	$23	$20

1.	Amounts for the year ended December 31, 2017 are presented on a pro forma basis.

Electronics & Imaging	For the Years Ended December 31,
Percentage change from prior year	2019	2018 [1]
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(1)%
Currency	(1)	1
Volume	(1)	4
Portfolio & other	—	(3)
Total	(2)%	1%

1.	Net sales for the year ended December 31, 2018 compared with pro forma net sales for the year ended December 31, 2017.

2019 Versus 2018
Electronics & Imaging net sales were $3,554 million for the year ended December 31, 2019, down from $3,635 million for the year ended December 31, 2018 due to a 1 percent volume decline and a 1 percent unfavorable currency impact, primarily in Asia Pacific and EMEA. Volume decreased overall as Semiconductor Technologies and Interconnect Solutions declines more than offset volume gains in Image Solutions. Within Semiconductor Technologies, weakened demand in the memory sector was partially offset by increased volumes related to semiconductor packaging materials. Demand for advanced materials for smartphones remained strong but overall volumes in Interconnect Solutions were down due to soft circuit board demand. Volume growth in Image Solutions reflects increased demand for organic light emitting diode ("OLED") materials partially offset by volume declines in flexographic printing.
Pro forma operating EBITDA was $1,147 million for the year ended December 31, 2019, down 5 percent compared with $1,210 million for the year ended December 31, 2018, as higher raw material costs, volume declines and an unfavorable currency impact more than offset cost synergies and income associated with an asset sale.
2018 Versus 2017
Electronics & Imaging net sales were $3,635 million for the year ended December 31, 2018, up from pro forma net sales of $3,592 million for the year ended December 31, 2017. Net sales increased due to a 4 percent volume increase and a 1 percent favorable currency impact, partially offset by a 3 percent portfolio decrease, primarily related to the prior year divestiture of the SKC Haas Display Films business, and a 1 percent decrease in local price. Volume growth in the segment was driven by gains in Semiconductor Technologies, Image Solutions and Interconnect Solutions, primarily in Asia Pacific.
Pro forma Operating EBITDA was $1,210 million for the year ended December 31, 2018, up 2 percent compared with $1,190 million for the year ended December 31, 2017 as cost synergies and volume growth more than offset higher raw material costs.

Electronics & Imaging Outlook for 2020
Electronics & Imaging's 2020 sales are expected to benefit from stronger volumes partially offset by lower pricing gains. In addition, cost savings partially offset by the absence of gains associated with an asset sale are expected to favorably impact the segment.

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

Nutrition & Biosciences	For the Years Ended December 31,
In millions	2019	2018	2017 [1]
Net sales	$6,076	$6,216	$5,389
Pro forma operating EBITDA	$1,427	$1,445	$1,162
Equity earnings	$(1)	$(1)	$(2)

1.	Amounts for the year ended December 31, 2017 are presented on a pro forma basis.

Nutrition & Biosciences	For the Years Ended December 31,
Percentage change from prior year	2019	2018 [1]
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	1%
Currency	(2)	—
Volume	—	3
Portfolio & other	(1)	11
Total	(2)%	15%

1.	Net sales for the year ended December 31, 2018 compared with pro forma net sales for the year ended December 31, 2017.

2019 Versus 2018
Nutrition & Biosciences net sales were $6,076 million for the year ended December 31, 2019, down from $6,216 million for the year ended December 31, 2018, due to a 2 percent unfavorable currency impact, primarily in EMEA and Latin America, and a 1 percent decrease from portfolio actions partially offset by a 1 percent increase in local price. Volume was flat year over year as volume gains in Food & Beverage, primarily in cellulosics from growing demand in the meat alternatives and high protein nutritional beverages, was offset by declines in Health & Biosciences due to continued market-driven softness in biorefineries and decreased volume related to home and personal care applications which were partially offset by strength in food enzymes.

Pro forma operating EBITDA was $1,427 million for the year ended December 31, 2019, down 1 percent compared with $1,445 million for the year ended December 31, 2018 as unfavorable impacts related to product mix and currency were partially offset by cost synergies, productivity actions and pricing gains.

2018 Versus 2017
Nutrition & Biosciences net sales were $6,216 million for the year ended December 31, 2018, up from pro forma net sales of $5,389 million for the year ended December 31, 2017. The increase was due to a 11 percent increase from portfolio actions due to the acquisition of FMC’s Health & Nutrition business, a 3 percent increase in volume and a 1 percent increase in local price. Volume growth in the segment was led by gains in probiotics, specialty proteins, systems and texturants and pharmaceutical excipients, driven by demand in Asia Pacific. Demand for bioactives in home and personal care applications and animal nutrition also contributed to volume growth. Pricing gains were led by microbial control and systems and texturants.

Pro forma Operating EBITDA was $1,445 million for the year ended December 31, 2018, up 24 percent compared with $1,162 million for the year ended December 31, 2017, driven by favorable portfolio actions, cost synergies and volume growth, partially offset by higher costs due to growth investments.

Nutrition & Biosciences Outlook for 2020
Nutrition & Biosciences’ 2020 sales are expected to benefit from stronger volumes partially offset by decreases in local price. In addition, the segment is expected to benefit from productivity and cost savings.

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

Transportation & Industrial	For the Years Ended December 31,
In millions	2019	2018	2017 [1]
Net sales	$4,950	$5,422	$4,958
Pro forma operating EBITDA	$1,313	$1,518	$1,235
Equity earnings	$4	$1	$5

1.	Amounts for the year ended December 31, 2017 are presented on a pro forma basis.

Transportation & Industrial	For the Years Ended December 31,
Percentage change from prior year	2019	2018 [1]
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	6%
Currency	(2)	1
Volume	(10)	2
Portfolio & other	—	—
Total	(9)%	9%

1.	Net sales for the year ended December 31, 2018 compared with pro forma net sales for the year ended December 31, 2017.

2019 Versus 2018
Transportation & Industrial net sales were $4,950 million for the year ended December 31, 2019, down from $5,422 million for the year ended December 31, 2018. The change in net sales was due to a 10 percent decrease in volume and a 2 percent unfavorable currency impact, primarily in EMEA and Asia Pacific, which more than offset a 3 percent increase in local price. Volume declines were primarily due to destocking in the automotive channel and decreased demand in automotive and electronics markets in Asia Pacific and EMEA. Local price increased across all regions and primarily in Mobility Solutions.

Pro forma operating EBITDA was $1,313 million for the year ended December 31, 2019, down 14 percent compared with $1,518 million for the year ended December 31, 2018 as volume declines, higher raw material costs and an unfavorable currency impact were partially offset by pricing gains and cost synergies.

2018 Versus 2017
Transportation & Industrial net sales were $5,422 million for the year ended December 31, 2018, up from pro forma net sales of $4,958 million for the year ended December 31, 2017 due to a 6 percent increase in local price, 2 percent volume growth and a 1 percent benefit from currency, driven by EMEA. The increase in local price, primarily in Mobility Solutions, was driven by tight polymer supply and higher feedstock costs. Volume growth in the segment was primarily due to Healthcare & Specialty, led by growth in KALREZ® and VESPEL® high-performance parts in the electronics and aerospace markets, Industrial & Consumer, due to growth in DELRIN® and HYTREL® in the automotive market, and in Mobility Solutions due to growth in ZYTEL®. Broad based volume growth was led by U.S & Canada and Asia Pacific.
Pro forma Operating EBITDA was $1,518 million for the year ended December 31, 2018, up 23 percent compared with $1,235 million for the year ended December 31, 2017 due to price and volume gains, cost synergies and favorable currency impacts, partially offset by higher raw material costs.

Transportation & Industrial Outlook for 2020
Transportation & Industrial's 2020 sales are expected to decline as decreases in local price, primarily related to nylon, are anticipated to more than offset stronger volumes. The segment is expected to benefit from cost savings.

SAFETY & CONSTRUCTION
The Safety & Construction segment is a leading provider of engineered products and integrated systems for a number of industries including worker safety, water purification and separation, aerospace, energy, medical packaging and building materials. The segment satisfies the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier, and better. By uniting market-driven science with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively.

Safety & Construction	For the Years Ended December 31,
In millions	2019	2018	2017 [1]
Net sales	$5,201	$5,294	$5,003
Pro forma operating EBITDA	$1,419	$1,283	$1,178
Equity earnings	$27	$24	$18

1.	Amounts for the year ended December 31, 2017 are presented on a pro forma basis.

Safety & Construction	For the Years Ended December 31,
Percentage change from prior year	2019	2018 [1]
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	2%
Currency	(1)	1
Volume	—	3
Portfolio & other	(4)	—
Total	(2)%	6%

1.	Net sales for the year ended December 31, 2018 compared with pro forma net sales for the year ended December 31, 2017.

2019 Versus 2018
Safety & Construction net sales were $5,201 million for the year ended December 31, 2019, down from $5,294 million for the year ended December 31, 2018 as portfolio declines of 4 percent and a 1 percent unfavorable impact from currency in all regions more than offset a 3 percent increase in local price. The portfolio impact reflects the prior year divestiture of the European XPS STYROFOAM™ business on December 1, 2018. Local price increased across all businesses and in all regions.
Volume was flat compared with the prior year as volume growth in Water Solutions was offset by declines in Safety Solutions and Shelter Solutions. Water Solutions volume gains were driven by strong demand for ion exchange and reverse osmosis membranes mainly in the industrial market. Safety Solutions volume declined as a result of supply constraints and planned maintenance downtime which more than offset TYVEK® volume gains from increased demand in the personal protection market. Volume declines in Shelter Solutions were primarily due to weakness in the construction market.
Pro forma operating EBITDA was $1,419 million for the year ended December 31, 2019, up 11 percent compared with $1,283 million for the year ended December 31, 2018 due to local price gains, cost synergies, productivity improvements and volume gains partially offset by an unfavorable impact from currency.
2018 Versus 2017
Safety & Construction net sales were $5,294 million for the year ended December 31, 2018, up from pro forma net sales of $5,003 million for the year ended December 31, 2017 due to 3 percent volume growth, a 2 percent increase in local price and a 1 percent benefit from currency.
Volume growth in the segment was driven by broad based demand in industrial applications, with strength across all lines of business, particularly in Safety Solutions, as well as gains in Shelter Solutions and Water Solutions. The increase in local price was due to price gains across most businesses.
Pro forma Operating EBITDA was $1,283 million for the year ended December 31, 2018, up 9 percent compared with $1,178 million for the year ended December 31, 2017, due to cost synergies, volume and price gains and a favorable impact of currency, partially offset by the absence of prior year one-time gains and higher raw material and freight costs.
Safety & Construction Outlook for 2020
Safety & Construction's 2020 sales are expected to benefit primarily from increased volumes and favorable impacts related to the acquisitions in Water Solutions. Cost savings and higher local price partially offset by manufacturing headwinds in the first quarter of 2020 are expected to benefit the segment.

NON-CORE
The Non-Core segment is a leading global supplier of key materials for the manufacturing of photovoltaic cells and panels, including innovative metallization pastes, backsheet materials and silicone encapsulants and adhesives. The segment also includes the Company's share of the results of the HSC Group, a U.S.-based group of companies that manufacture and sell polycrystalline silicon products for the photovoltaic and semiconductor industries. Additionally, the segment provides materials used in components and films for consumer electronics, automotive, and aerospace markets. The segment also provides sustainable materials and services for sulfuric acid production and regeneration technologies, alkylation technology for production of clean, high-octane gasoline, and a comprehensive suite of aftermarket service and solutions offerings, including safety consulting and services, to improve the safety, productivity, and sustainability of organizations across a range of industries.  The Non-Core segment is also a leading producer of specialty biotechnology materials for carpet and apparel markets as well as polyester films for the healthcare, photovoltaics, electronics, packaging and labels, and electrical insulation industries.

Non-Core	For the Years Ended December 31,
In millions	2019	2018	2017 [1]
Net sales	$1,731	$2,027	$2,058
Pro forma operating EBITDA	$491	$677	$661
Equity earnings [2]	$258	$400	$369
1. Amounts for the year ended December 31, 2017 are presented on a pro forma basis.
2. Excludes a net charge primarily related to a joint venture in the Non-Core segment.

Non-Core	For the Years Ended December 31,
Percentage change from prior year	2019	2018 [1]
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	1%
Currency	(2)	—
Volume	(11)	(3)
Portfolio & other	(3)	—
Total	(15)%	(2)%

1.	Net sales for the year ended December 31, 2018 compared with pro forma net sales for the year ended December 31, 2017.

2019 Versus 2018
Non-Core net sales were $1,731 million for the year ended December 31, 2019, down from $2,027 million for the year ended December 31, 2018 due to a 11 percent decrease in volume, a 3 percent portfolio decline and a 2 percent unfavorable impact from currency, primarily in Asia Pacific, which more than offset a 1 percent increase in local price. Portfolio declines were due to the sale of the Sustainable Solutions business in the third quarter of 2019. Volume declines in Photovoltaic & Advanced Materials were driven by weak demand for trichlorosilanes due to low polysilicon production and lower paste sales in electronic component end markets. Biomaterials volume declines were primarily a result of a slow-down in demand in the carpet and apparel markets.
Pro forma operating EBITDA was $491 million for the year ended December 31, 2019, down 27 percent compared with $677 million for the year ended December 31, 2018 as a result of volume declines, lower HSC Group equity earnings due to lower customer settlements, and unfavorable impacts from currency and portfolio actions, which were partially offset by cost synergies and a gain on the sale of the Sustainable Solutions business.
2018 Versus 2017
Non-Core net sales were $2,027 million for the year ended December 31, 2018, down from pro forma net sales of $2,058 million for the year ended December 31, 2017. Net sales declined due to a 3 percent decrease in volume partially offset by a 1 percent increase in local price. Volume declines were primarily due to a decline in Photovoltaic & Advanced Materials demand related to metallization pastes and TEDLAR® backsheet materials, which were partially offset by volume increases in Clean Tech as a result of higher catalyst, alkylation, brinks and acid equipment sales.
Pro forma Operating EBITDA was $677 million for the year ended December 31, 2018, up 2 percent compared with $661 million for the year ended December 31, 2017 as volume declines and higher raw material and production costs were partially offset by higher HSC Group equity earnings due to higher customer settlements.

Non-Core Outlook for 2020
Non-Core's 2020 sales are expected to be down due to an unfavorable impact from portfolio declines due to the sale of the Sustainable Solutions business in the third quarter of 2019 and anticipated declines in volume and local price. The segment is also expected to be unfavorably impacted by lower HSC Group equity earnings due to lower customer settlements and the absence of a gain from the sale of the Sustainable Solutions business, partially offset by cost savings.

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

In millions	December 31, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$1,540	$8,577
Total debt	$17,447	$12,639

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

Pending receipt of the proceeds from the Special Cash Payment, the Company expects to refinance the November 2020 maturities for the interim period.

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3.0 billion and the Five-Year Revolving Credit Facility became effective and available. In June 2019, the Company entered into a 364-day $750 million revolving credit facility (the “364-Day Revolving Credit Facility”). The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance. The 364-Day Revolving Credit Facility may be drawn against for general corporate purposes, including but not limited to net working capital, costs and expenses. The Company intends to renew the 364-Day Revolving Credit Facility on or prior to expiration.

Commercial Paper
In April 2019, DuPont authorized a $3 billion commercial paper program (the “DuPont Commercial Paper Program”). As of December 31, 2019, the Company issued $1.8 billion of commercial paper. The Company’s issuance under the Commercial Paper Program included the issuance of $1.4 billion (the “Funding CP Issuance”) in May 2019 in anticipation of the Corteva Distribution, as well as borrowings for general corporate purposes.

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

Nutrition & Biosciences Financing
In connection with the Proposed N&B Transaction, N&B Inc. entered into a Bridge Commitment Letter in an aggregate principal amount of $7.5 billion, (the “Bridge Loans”) to secure committed financing for the Special Cash Payment and related financing fees and expenses. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement, (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.

In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion. The remaining $6.25 billion is expected to be funded through the N&B Notes Offering and/or the Bridge Loans. The proceeds from drawdowns on the term loan facilities and the N&B Notes Offering, if any, and/or the Bridge Loans would be used to make the Special Cash Payment and to pay the related financing fees and expenses. The commitments under the Bridge Commitment Letter and the availability of funding under the term loan agreement are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the proposed transaction with IFF.
Borrowing under the term loan agreement and, if any, under the Bridge Loans would occur immediately prior to the closing of the Proposed N&B Transaction. Any issuance of the N&B Note Offering for some or all the remaining $6.25 billion would likely occur in advance of the closing.

Pursuant to the Merger Agreement, the fees and expenses associated with the financing, including fees associated with any prepayment will be borne A) entirely by N&B Inc. if the transaction closes; and (B) equally by DuPont and IFF if the Merger Agreement terminates. However, if the Merger Agreement is terminated by IFF, in accordance with its terms, for breach by DuPont, such fees and expenses will be borne entirely by DuPont; and if terminated by DuPont in accordance with its terms for breach by IFF, such fees and expenses will be borne entirely by IFF.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At January 31, 2020, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	A-	A-2	Negative Watch
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2019, the Company was in compliance with this financial covenant.

The Company's cash, cash equivalents and marketable securities at December 31, 2019 and December 31, 2018 were $1.5 billion and $8.6 billion, respectively, of which $1.4 billion at December 31, 2019 and $2.1 billion at December 31, 2018 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to Dow and Corteva have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented, as applicable.

Cash Flow Summary	2019	2018	2017
In millions
Cash provided by (used for):
Operating activities	$1,409	$4,731	$(765)
Investing activities	$(2,313)	$(2,462)	$14,325
Financing activities	$(11,550)	$(1,918)	$(6,554)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$9	$(344)	$297
Cash, cash equivalents and restricted cash in discontinued operations	$—	$5,431	$9,574

Cash Flows from Operating Activities
Cash provided by operating activities was $1,409 million and $4,731 million for the years ended December 31, 2019 and 2018, respectively. Cash provided by operating activities decreased in 2019 compared with 2018, primarily due to the impact of the Dow and Corteva Distributions to period earnings, partially offset by a decrease in the use of cash for net working capital versus the prior period. Cash used for operating activities for the year ended December 31, 2017 was $765 million. Cash provided by operating activities increased in 2018 compared to 2017, primarily driven by a decrease in cash used for working capital requirements and higher cash earnings, which were partially offset by increased pension contributions, higher integration and separation costs, and the absence of certain cash receipts in 2017.

Net Working Capital [1]	December 31, 2019	December 31, 2018
In millions (except ratio)
Current assets	$9,999	$16,380
Current liabilities	8,346	3,878
Net working capital	$1,653	$12,502
Current ratio	1.20:1	4.22:1
1. Net working capital has been restated to exclude the assets and liabilities related to the Distributions which are presented as assets and liabilities of discontinued operations, respectively, in the Consolidated Balance Sheets for all periods presented.

Cash Flows from Investing Activities
Cash used for investing activities in 2019 was $2,313 million compared to cash used for investing of $2,462 million in 2018. The decrease in cash used was primarily attributable to lower capital expenditures, partially offset by a decrease in proceeds from sales and maturities of investments, net of purchases of investments, as well as a decline in proceeds from interests in trade accounts receivable conduits. Cash used for investing activities in 2018 was primarily for capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from interests in trade accounts receivable conduits. Cash provided by investing activities in 2017 was $14,325 million primarily from proceeds from interests in trade accounts receivable conduits, cash acquired in the Merger, proceeds from sales and maturities of investments and divestitures related primarily to businesses within Corteva and Dow. These items were partially offset by capital expenditures, purchases of investments and loans to nonconsolidated affiliates.

Cash Flows from Financing Activities
Cash used for financing activities in 2019 was $11,550 million compared with $1,918 million in 2018. The primary driver of the increased use of cash is the cash held by Dow and Corteva at the respective Distributions, reflecting cash on the balance sheet of each at the time of their respective spinoff; as well as payments of long-term debt of Historical Dow and Historical EID prior to the Distributions. These uses were partly offset by issuance of long-term debt in the form of the Term Loan Facilities draw in May 2019. Cash used for financing activities in 2018 included payments of notes payable and long-term debt, repurchases of DowDuPont common stock and dividends paid to stockholders. These items were largely offset by proceeds from the issuance of long-term debt. Cash used for financing activities was $6,554 million in 2017 and included dividends paid to stockholders, repurchases of DowDuPont common stock and payments of notes payable and long-term debt.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2019, 2018, and 2017:

Dividends Paid	December 31, 2019	December 31, 2018	December 31, 2017
In millions
Dividends paid, per common share [1]	$2.16	$4.56	$6.66
Dividends paid to common stockholders [2]	$1,611	$3,491	$3,394
1. The 2017 dividend is comprised of $0.38 per share of DowDuPont dividends declared and paid in the fourth quarter of 2017 and the remaining amount relates to payments of Historical Dow dividends declared prior to the Merger.
2. The 2017 dividend consists of $885 million paid to DowDuPont common stockholders for dividends declared after the Merger, as well as $2,179 million paid to Historical Dow common stockholders for dividends declared prior to the Merger, and $330 million paid to Historical EID common stockholders after the Merger for dividends declared prior to the Merger.

On February 12, 2020, the DuPont Board of Directors declared a first quarter dividend of $0.30 per share payable on March 16, 2020, to shareholders of record on February 28, 2020.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. At December 31, 2019, the Company had repurchased 10.8 million shares under this program at a total cost of $750 million.

See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 18 to the Consolidated Financial Statements, for additional information.

Pension and Other Post Employment Plans
Historical Dow and Historical EID did not merge their pension plans and other post employment benefit plans as a result of the Merger. Historical Dow and Historical EID had defined benefit pension plans in the United States and a number of other countries. Subsequent to the Distributions, the Company retained defined benefit pension plans in a number of other countries but does not have any qualified defined benefit pension plan in the United States.

The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $85 million to its pension plans in 2020. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 20 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

Historical Dow's funding policy was to contribute to plans when pension laws and/or economics either require or encourage funding. Prior to the Dow Distribution, Historical Dow made discretionary contributions exceeding funding requirements. In 2018 and 2017, Historical Dow contributed $1,656 million and $1,676 million to its pension plans, respectively, including contributions to fund benefit payments for its non-qualified pension plans. In the third quarter of 2018, Historical Dow made $1,100 million discretionary contributions to their principal U.S. pension plans, which are included in the 2018 contribution amounts above. The discretionary contributions were based on Historical Dow's funding policies, which permit discretionary contributions to defined benefit pension plans when economics encourage funding, and reflected considerations relating to tax deductibility and capital structure. During the three months of 2019, Historical Dow made contributions of $103 million to Historical Dow plans that were separated with Dow after the Distributions.

Historical EID's funding policy was to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Prior to the Corteva Distribution, Historical EID made discretionary contributions exceeding funding requirements. Historical EID contributed $1,308 million, including discretionary contributions of $1,100 million to its principal U.S. pension plans, in 2018 and $68 million post-Merger in 2017 to its pension plans. These contributions included contributions to fund benefit payments for non-qualified pension plans. The discretionary contributions were based on Historical EID's funding policies, which permit discretionary contributions to defined benefit pension plans when economics encourage funding, and reflected considerations relating to tax deductibility and capital structure. During the five months of 2019, Historical EID made $36 million contributions to plans that were separated from the Company in conjunction with the Corteva Distribution.

Restructuring
In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $138 million inception-to-date, consisting of severance and related benefit costs of $104 million, and asset related charges of $34 million. The Company expects actions related to this program to be substantially complete by the second half of 2020. Future cash payments related to the 2019 Restructuring Program are anticipated to $86 million and relate to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $485 million inception-to-date, consisting of severance and related benefit costs of $215 million, asset related charges of $209 million and contract termination charges of $61 million. The activities related to the Synergy Program are expected to result in additional cash expenditures of $76 million and relate primarily to the payment of severance and related benefit costs. Actions associated with the Synergy Program, including employee separations, are considered substantially complete (see Note 6 to the Consolidated Financial Statements).

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At December 31, 2019 and December 31, 2018, the Company had directly guaranteed $187 million and $199 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 16 to the Consolidated Financial Statements.

OUTLOOK
The Company anticipates a macro environment similar to 2019 with modest demand improvement in select areas, most notably for next generation smart phones, probiotics, and in semiconductor markets, to be offset by challenging nylon market dynamics and continued weakness in automotive markets. In addition, the Company expects productivity improvements and cost actions to be more than offset by increased amortization of intangible assets and integration and separation costs related to the intended separation of the N&B Business. The Company continues to closely monitor macroeconomic and geopolitical developments.

Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Critical Accounting Estimates
The Company's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the Company's accounting policies which could have a material effect on the Company's financial position, liquidity or results of operations.

Pension Plans
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the Company's pension plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of the inactive participants if all or almost all of a plan’s participants are inactive.

For the majority of the benefit plans, the Company utilizes the Aon AA corporate bond yield curves to determine the discount rate, applicable to each country, at the measurement date.

The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. For plans, the long-term expected return on plan assets pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension plans based on assets and liabilities at December 31, 2019:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$1	$1
Expected rate of return on plan assets	9	(9)
Additional information with respect to pension plans, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 59 and in Note 20 to the Consolidated Financial Statements.

Legal Contingencies
The Company's results of operations could be affected by significant litigation adverse to the Company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the Company in a court proceeding. In such situations, the Company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 16 to the Consolidated Financial Statements.

Income Taxes
The breadth of the Company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the Company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the Company's tax assets and tax liabilities. It is reasonably possible that changes to the Company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Deferred income taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the Company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations, these changes could be material.

At December 31, 2019, the Company had a net deferred tax liability balance of $3.3 billion, net of a valuation allowance of $0.6 billion. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

Goodwill
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the Company's valuation methodologies include the projected revenue, earnings before interest, depreciation and amortization (EBITDA) margins, the weighted average costs of capital, the terminal growth rates, and other market data. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, investments in nonconsolidated affiliates, and other assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the Company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the Company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities. Subsequent to the Distributions and as part of the Second Quarter Segment Realignment, the Company assessed and redefined certain reporting units effective June 1, 2019. The Company tests goodwill for impairment annually (during the fourth quarter), or more frequently when events or circumstances indicate it is more likely than not that the fair value of the reporting unit has declined below its carrying value. As of the date of the annual impairment test, the Company identified nine reporting units, of which seven have goodwill assigned.

For purposes of goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the Company level include, but are not limited to, GDP growth rates, long-term commodity prices, equity and credit market activity, discount rates, foreign exchange rates, and overall financial performance. Qualitative factors assessed at the reporting unit level include, but are not limited to, changes in industry and market structure, competitive environments, planned capacity and new product launches, cost factors such as raw material prices, and financial performance of the reporting unit. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

If additional quantitative testing is performed, the reporting unit’s fair value is compared with its carrying amount, and an impairment charge, if any, is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined fair values for each of the reporting units using a combination of the income approach and market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. The discounted cash flow valuations are completed using the following key assumptions: projected revenue growth rates; discount rates; tax rates; and terminal values. These key assumptions are determined through evaluation of the Company as a whole and underlying business fundamentals and industry risk. Actual results may differ from those assumed in the Company’s forecasts. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts. Discount rates used in the Company’s reporting unit valuations ranged from 7.25% to 9.75%.

Under the market approach, the Company used the Guideline Public Company Method ("GPCM"). The selected peer sets were based on close competitors and reviews of analysts' reports, public filings, and industry research related to firms operating in the respective reporting units industries. In selecting the EBIT/EBITDA multiples and determining the fair value, the Company considered the size, growth, and profitability of each reporting unit versus the relevant guideline public companies.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

2019 Interim Goodwill Impairment Testing
During the second quarter of 2019, the Internal SP Distribution and the Second Quarter Segment Realignment served as triggering events requiring the Company to perform impairment analyses related to goodwill. This analysis resulted in an aggregate pre-tax, non-cash impairment charge of $1,175 million impacting the Nutrition & Biosciences and Non-Core segments.

The Company performed an interim impairment analysis for all reporting units using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The Company’s significant estimates in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company believes the assumptions and estimates utilized are both reasonable and appropriate. The key assumption driving the change in fair value was the lower financial projections resulting from developing market conditions, events and circumstances that evolved throughout 2019. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategy. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. The impairment charges impacting the Non-Core segment were determined through utilization of the market approach which was considered most appropriate as the Company continues to evaluate strategic options for these businesses. The assumptions and estimates used in determining the fair values of the reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment. For further information see Note 14 to the Consolidated Financial Statements.

2019 Annual Goodwill Impairment Testing
In the fourth quarter of 2019, quantitative testing was performed on all of the Company’s reporting units that carry goodwill. Based on the results of the testing, the estimated fair value of each of the reporting units exceeded their carrying values. The dynamic economic environments in which the Company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Certain reporting units within the Non-Core segment have limited headroom and changes in factors, circumstances and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

Contractual Obligations
Information related to the Company's significant contractual obligations is summarized in the following table:

		Payments Due In
In millions	Total at December 31, 2019	2020	2021-2022	2023-2024	2025 and beyond
Long-term debt obligations [1,2]	$15,710	$2,004	$3,006	$2,800	$7,900
Expected cash requirements for interest [3]	7,234	666	1,133	902	4,533
Finance lease obligations	4	1	2	—	1
Operating leases	615	148	221	100	146
Pension and other post employment benefits	1,225	85	151	133	856
Purchase obligations [4]	728	402	279	18	29
Other liabilities [5]	183	44	46	31	62
Total contractual obligations	$25,699	$3,350	$4,838	$3,984	$13,527

1.	Included in the Consolidated Financial Statements.

2.	Includes long-term debt due within one year, but excludes unamortized debt fees of $95 million.

3.	Cash requirement for interest on long-term debt was calculated using current interest rates at December 31, 2019 and includes $255 million of various floating rate notes and debt instruments.

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

Long-term Employee Benefits
The Company has various obligations to its employees and retirees. The Company maintains retirement-related programs in many countries that have a long-term impact on the Company's earnings and cash flows. These plans are typically defined benefit pension plans. The Company has a few medical, dental and life insurance benefits for employees, pensioners and survivors and for employees (other post employment benefits or "OPEB" plans).

Pension coverage for employees of the Company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The Company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the Company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental and life insurance. Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations of the sovereign country in which the pension plan operates. Unless required by law, the Company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs.

The Company contributed $487 million, $93 million, and $30 million to its funded pension plans for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $71 million, $61 million, and $21 million to its unfunded plans for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The Company's OPEB plans are unfunded and the cost is paid from operating cash flows. Pre-tax cash requirements to cover payments for the Company's OPEB plans was $1 million for the years ended December 31, 2019 and December 31, 2018. For the year ended December 31, 2017, the pre-tax cash requirement was immaterial.

In 2020, the Company expects to contribute approximately $85 million to its funded pension plans and its remaining plans with no plan assets, and about $1 million for its OPEB plans. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be significantly affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was affected by pre-tax charges related to long-term employee benefits:

	For the Years Ended
In millions	December 31, 2019	December 31, 2018	December 31, 2017
Long-term employee benefit plan charges (benefit)	$98	$75	$98

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post Employment Benefits" under the Critical Accounting Estimates section beginning on page 55 of this report for additional information on determining annual expense.

For 2020, long term employee benefit expense from continuing operations is expected to increase by about $35 million. The increase is mainly due to lower expected return on plan assets.

Environmental Matters
The Company operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the Company monitors these changes closely. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, the Company implements voluntary programs to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Management has noted a global upward trend in the amount and complexity of proposed chemicals regulation. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be significant for the foreseeable future.

Pre-tax environmental expenses charged to income from continuing operations are summarized below:

(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Environmental operating costs	$183	$182	$61
Environmental remediation costs	28	15	3
	$211	$197	$64

Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental expenses charged to current operations will have a material impact on the Company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Environmental Operating Costs
As a result of its operations, the Company incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring, and obtaining permits. The Company also incurs costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials.

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2017	$51
Remediation payments	(15)
Net increase in remediation accrual	15
Balance at December 31, 2018	$51
Remediation payments	(12)
Net increase in remediation accrual	28
Net change, indemnification [1]	10
Balance at December 31, 2019	$77

1.
Represents the net change in indemnified remediation obligations based on activity pursuant to the Separation and Distribution Agreement and Letter Agreement as discussed below and in Notes 4 and 16 to the Consolidated Financial Statements.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $170 million above the amount accrued as of December 31, 2019. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the Separation and Distribution Agreement and the Letter Agreement discussed in Notes 4 and 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $42 million corresponding to the Company's accrual balance related to these matters at December 31, 2019. The indemnification liability is included in the total remediation accrual liability of $77 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $33 million for the year ended December 31, 2019. The Company currently estimates expenditures for environmental-related capital projects to be approximately $35 million in 2020.

Climate Change
The Company believes that climate change is an important global issue that presents risks and opportunities. For instance, the Company continuously evaluates opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy. In 2019, the Company announced nine new sustainability goals, including an Acting on Climate goal to achieve a 30 percent reduction in absolute greenhouse gas (GHG) emissions by 2030 and carbon neutral operations by 2050. DuPont reports on its progress against these goals in its annual sustainability report.

The Company is actively engaged in efforts to develop constructive public policies to reduce GHG emissions and encourage lower-carbon forms of energy. Such policies may bring higher operating costs as well as greater revenue and margin opportunities. Legislative efforts to control or limit GHG emissions could affect the Company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate. However, the current unsettled policy environment in the U.S., where many company facilities are located, adds an element of uncertainty to business decisions, particularly those relating to long-term capital investments.

In addition, significant differences in regional or national approaches could present challenges in a global marketplace. An effective global climate policy framework will help drive the market changes that are needed to stimulate and efficiently deploy new innovations in science and technology, while maintaining open and competitive global markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The Company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the Company enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 22 to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions that result from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi, Taiwan dollar, Swiss franc, and South Korean won. The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 22 to the Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2019, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2019. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
In millions	December 31, 2019	December 31, 2019
Foreign currency contracts	$(1)	$(222)

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

The Company's sales are not materially dependent on any single customer. As of December 31, 2019, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

The Company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2019, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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
In connection with the Distributions, there were several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been or will be replicated, transferred or separated. During the quarter ended December 31, 2019, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2019 (see page F-2).

ITEM 9B. OTHER INFORMATION
In anticipation of and to facilitate the proposed transaction with IFF, DuPont is planning for the internal separation of the N&B Business, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "N&B Internal Separations"). See Part I, Items 1 and 1A of this report for more information regarding the proposed transaction. The N&B Internal Separations are currently expected to consist of internal transactions undertaken by DuPont and its subsidiaries to separate ownership of the N&B Business from ownership of their other businesses, including a number of distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code.
The N&B Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) China, India and the Netherlands. Following the completion of the N&B Internal Separations, DuPont expects that DuPont will effectuate the separation, pending DuPont Board approval, in a distribution intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code.
The DuPont subsidiaries, or their successors, that are included in the current plans for the N&B Internal Separations as distributing corporations in the N&B Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) are the following: Rohm and Haas Electronic Materials (Shanghai) Ltd; DDP Specialty Products India Private Limited; Specialty Electronic Materials Netherlands Holding 5, B.V.; Specialty Electronic Materials Netherlands B.V.; DuPont Services Company B.V.; Performance Specialty Products NA, LLC; Specialty Products US 2, LLC; Specialty Products US, LLC; DDP Specialty Electronic Materials US, Inc; Rohm and Haas Electronic Materials CMP Inc; DDP Specialty Electronic Materials US 5, LLC; DDP Specialty Electronic Materials US 4, LLC; DDP Specialty Electronic Materials US 8, LLC; Specialty Products US 4, LLC; and DDP Specialty Electronic Materials US 9, LLC.

DuPont de Nemours, Inc.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont De Nemours Inc. and is incorporated herein by reference.

On June 1, 2019, the Board of Directors of the Company adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the code can be obtained via the Internet through the Investor Relations section of the Company's website under Corporate Governance (www.investors.dupont.com/investors/dupont-investors/corporate-governance). The Company's website and its content are not deemed incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) for the years ended December 31,	2019	2018	2017
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$10	$1	$—
Additions charged to expenses	—	10	1
Deductions from reserves[1]	(1)	(1)	—
Balance at end of period	$9	$10	$1
Inventory—Obsolescence Reserve
Balance at beginning of period	$43	$40	$12
Additions charged to expenses	45	44	40
Deductions from reserves[2]	(47)	(41)	(12)
Balance at end of period	$41	$43	$40
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$593	$741	$22
Merger impact	—	—	737
Additions charged to expenses	91	13	9
Deductions from reserves [3]	(50)	(161)	(27)
Balance at end of period	$634	$593	$741

1.	Deductions include write-offs, recoveries and currency translation adjustments.

2.	Deductions include disposals and currency translation adjustments.

3.	Deductions include currency translation adjustments.

Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

3.	Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

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

10.1**
Agreement and Plan of Merger, dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and Neptune Merger Sub I Inc. incorporated by reference to Exhibit 2.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.

10.2**
Separation and Distribution Agreement, dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 2.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.

10.3**
Employee Matters Agreement, dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.

10.4**
Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.5**
Tax Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.6**
Employee Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.2 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.7**
Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among DowDuPont Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.8**
Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among Dow Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.4 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.9**
Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.10**
Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.11**
Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.

10.12**	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.13
DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.14
DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.15
DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.16
DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.17	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.18	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.19
Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of June 1, 2019, incorporated by reference to Exhibit 10.11 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.3*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.4*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24	Power of Attorney (included as part of signature page).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ITEM 16. FORM 10-K SUMMARY
None.

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: February 14, 2020

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JEANMARIE F. DESMOND	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2020
Jeanmarie F. Desmond

/s/ MICHAEL G. GOSS	Vice President and Controller	February 14, 2020
Michael G. Goss	(Principal Accounting Officer)

We, the undersigned directors and officers of DuPont de Nemours, Inc, hereby severally constitute Erik T. Hoover, Senior Vice President & General Counsel and Peter W. Hennessey, Associate General Counsel & Corporate Secretary, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments or supplements to this Annual Report on Form 10-K and to cause same to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

Signature	Title(s)	Date

/s/ C. MARC DOYLE	Chief Executive Officer and Director	February 14, 2020
C. Marc Doyle	(Principal Executive Officer)

/s/ EDWARD D. BREEN	Executive Chairman and Director	February 14, 2020
Edward D. Breen

/s/ AMY G. BRADY	Director	February 14, 2020
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 14, 2020
Ruby R. Chandy

/s/ FRANKLIN K. CLYBURN JR.	Director	February 14, 2020
Franklin K. Clyburn, Jr.

/s/ TERRENCE R. CURTIN	Director	February 14, 2020
Terrence R. Curtin

/s/ ALEXANDER M. CUTLER	Director	February 14, 2020
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 14, 2020
Eleuthère I. du Pont

/s/ RAJIV L. GUPTA	Director	February 14, 2020
Rajiv L. Gupta

/s/ LUTHER C. KISSAM	Director	February 14, 2020
Luther C. Kissam

/s/ FREDERICK M. LOWERY	Director	February 14, 2020
Frederick M. Lowery

/s/ RAYMOND J. MILCHOVICH	Director	February 14, 2020
Raymond J. Milchovich

/s/ STEVEN M. STERIN	Director	February 14, 2020
Steven M. Sterin

DuPont de Nemours, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the Company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the Company's independent registered public accounting firms, PricewaterhouseCoopers LLP and Deloitte & Touche LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in their report, which is presented on the following pages.

/s/ C. MARC DOYLE	/s/ JEANMARIE F. DESMOND
C. Marc Doyle Chief Executive Officer	Jeanmarie F. Desmond Chief Financial Officer
February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of DuPont de Nemours, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of The Dow Chemical Company, which was a wholly owned subsidiary prior to the April 1, 2019 distribution discussed in Note 4, which statements reflect, for the period from January 1, 2019 to March 31, 2019, total net sales of $13,582 million (of which $1,604 million is included in continuing operations and $11,978 million is included in discontinued operations in the Company’s consolidated statement of operations) for the period then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The Dow Chemical Company for period from January 1, 2019 to March 31, 2019 is based solely on the report of the other auditors.

Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for inventory in 2019.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinions.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment assessments for certain reporting units

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $33.2 billion as of December 31, 2019. Management conducts impairment tests for goodwill annually during the fourth quarter, or more frequently, if events or circumstances indicate the carrying value of goodwill may be impaired. In the second quarter, management recorded goodwill impairment charges of $933 million and $242 million related to the Industrial Biosciences reporting unit within the Nutrition & Biosciences segment and certain reporting units within the Non-Core segment, respectively. In addition, certain reporting units within the Electronics & Imaging and Non-Core segments had limited headroom between the estimated fair value and the carrying value of the reporting units. Goodwill impairment is identified by comparing the fair value of a reporting unit to its carrying value. Fair value of goodwill is estimated using a combination of a discounted cash flow model and/or market approach.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements of the reporting units, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and in evaluating audit evidence relating to the Company’s discounted cash flow and market approach models and significant assumptions, including the projected revenue, earnings before interest, depreciation and amortization (EBITDA) margins, the weighted average costs of capital, the terminal growth rates, and other market data, (ii) management recorded impairment charges for certain reporting units and certain other reporting units had limited headroom between the estimated fair value and carrying value of the reporting unit, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others, evaluating the appropriateness of the models and reasonableness of the significant assumptions used by management in developing the fair value measurements, including the projected revenue, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and other market data. Evaluating the reasonableness of assumptions related to projected revenue and EBITDA margins involved considering the current economic conditions and recent operating results and whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow and market approach models and reasonableness of certain significant assumptions, including the weighted average costs of capital and terminal growth rates.

Tax-free determination of certain internal distributions and reorganizations and the distributions of Dow, Inc. and Corteva, Inc.

As described in Notes 1 and 4 to the consolidated financial statements, management has determined that certain internal distributions and reorganizations and the distributions of Dow, Inc. (Dow) on April 1, 2019, and Corteva, Inc. (Corteva) on June 1, 2019, qualified as tax-free transactions under the applicable sections of the Internal Revenue Code. As such, the Company is not required to pay corporate taxes on the transactions. The determination of the tax-free nature relating to certain internal distributions and reorganizations and the distributions of Dow and Corteva requires management to make judgments about the application of tax laws and regulations. As disclosed by management, the Internal Revenue Service could determine on audit that either, or both, of the distributions or certain internal reorganizations should be treated as taxable transactions, which would have a material adverse impact on the Company.

The principal considerations for our determination that performing procedures relating to the tax-free determination of certain internal distributions and reorganizations and the distributions of Dow and Corteva is a critical audit matter are (i) there was significant judgment made by management regarding the transactions and the application of tax laws and regulations in determining that certain internal distributions and reorganizations and the distributions of Dow and Corteva qualify for tax-free status, and (ii) the significant impact to the financial statements if the tax-free determinations were determined to be inappropriate by the Internal Revenue Service. This in turn led to a significant degree of auditor judgment and effort in performing procedures and in evaluating audit evidence relating to the tax-free determination of certain internal distributions and reorganizations and the distributions of Dow and Corteva. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the key judgments, including inputs and assumptions, relating to the determination of the tax-free nature of the transactions. These procedures also included, among others, (i) evaluating the information, including third party opinions, tax law, and other relevant evidence used by management to support management’s position that the transactions qualified for tax-free status, and (ii) evaluating certain internal distributions and reorganization transactions implemented prior to the distributions of Dow and Corteva and related tax consequences. Professionals with specialized skill and knowledge were used to assist in the evaluation of the transactions, related assumptions, and certain representations from management, as well as the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DuPont de Nemours, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DuPont de Nemours, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15a(2) for the two years ended December 31, 2018 (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated financial statements of E. I. du Pont de Nemours and Company (“EID”), a wholly-owned subsidiary of the Company, which consolidated financial statements reflected total assets of $101,025 million as of December 31, 2018, and total revenues of $26,279 million for the year ended December 31, 2018 and $7,053 million for the period from August 31, 2017 (date of merger) to December 31, 2017. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EID as of December 31, 2018 and for the period from August 31, 2017 (date of the merger) to December 31, 2017 and the year ended December 31, 2018, is based solely on the report of the other auditors.

Changes in Accounting Principles

As discussed in Note 1 to the financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers. As discussed in Note 1 and Note 11 to the financial statements, the accompanying financial statements have been retrospectively adjusted for a change in the method of accounting for inventory of the specialty products business from last-in, first-out to the average cost method.

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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 11, 2019 (February 14, 2020 as to the change in method of accounting for inventory discussed in Notes 1 and 11, the effects of discontinued operations, common control transactions and the reverse stock split discussed in Note 1, and the change in reportable segments discussed in Note 24)

We began serving as the Company's auditor in 1905. In 2019 we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Dow Chemical Company

Opinion on the Financial Statements

We have audited the consolidated balance sheet of The Dow Chemical Company and subsidiaries (the "Company") as of March 31, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the three-month period ended March 31, 2019, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the three-month period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the three-month period ended March 31, 2019. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Midland, Michigan
February 14, 2020

We have served as the Company's auditor since 1905.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of E.I. du Pont de Nemours and Company

Opinion on the Financial Statements

We have audited the consolidated balance sheet of E.I. du Pont de Nemours and Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for the year ended December 31, 2018, and for the period from September 1, 2017 through December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2018, and for the period from September 1, 2017 through December 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”) (not presented herein).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, and for the period from September 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We did not audit the combined financial statements of the Dow Agricultural Sciences Business, a business under common control of the Company, which statements reflect total assets of $7,773 million as of December 31, 2018, and total net sales of $5,646 million and $2,214 million for the year ended December 31, 2018 and for the period from September 1, 2017 to December 31, 2017, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Dow Agricultural Sciences Business as of December 31, 2018, for the year ended December 31, 2018 and for the period from September 1, 2017 through December 31, 2017, is based solely on the report of other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2020

We have served as the Company’s auditor since 1946.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2019	2018	2017
Net sales	$21,512	$22,594	$11,672
Cost of sales	14,056	15,302	9,558
Research and development expenses	955	1,070	657
Selling, general and administrative expenses	2,663	3,028	1,615
Amortization of intangibles	1,050	1,044	505
Restructuring and asset related charges - net	314	147	288
Goodwill impairment charges	1,175	—	—
Integration and separation costs	1,342	1,887	1,007
Equity in earnings of nonconsolidated affiliates	84	447	367
Sundry income (expense) - net	153	92	66
Interest expense	668	55	—
(Loss) Income from continuing operations before income taxes	(474)	600	(1,525)
Provision for (Benefit from) income taxes on continuing operations	140	195	(1,758)
(Loss) Income from continuing operations, net of tax	(614)	405	233
Income from discontinued operations, net of tax	1,214	3,595	1,058
Net income	600	4,000	1,291
Net income attributable to noncontrolling interests	102	155	132
Net income available for DuPont common stockholders	$498	$3,845	$1,159

Per common share data:
(Loss) Earnings per common share from continuing operations - basic	$(0.86)	$0.46	$0.39
Earnings per common share from discontinued operations - basic	1.53	4.54	1.79
Earnings per common share - basic	$0.67	$4.99	$2.18
(Loss) Earnings per common share from continuing operations - diluted	$(0.86)	$0.45	$0.38
Earnings per common share from discontinued operations - diluted	1.53	4.51	1.77
Earnings per common share - diluted	$0.67	$4.96	$2.15

Weighted-average common shares outstanding - basic	746.3	767.0	526.6
Weighted-average common shares outstanding - diluted	746.3	771.8	532.7
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2019	2018	2017
Net income	$600	$4,000	$1,291
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	67	(67)	(46)
Cumulative translation adjustments	(464)	(1,743)	446
Pension and other post employment benefit plans	(65)	(626)	466
Derivative instruments	(58)	51	(16)
Total other comprehensive (loss) income	(520)	(2,385)	850
Comprehensive income	80	1,615	2,141
Comprehensive income attributable to noncontrolling interests, net of tax	112	118	174
Comprehensive income attributable to DuPont	$(32)	$1,497	$1,967
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$1,540	$8,548
Marketable securities	—	29
Accounts and notes receivable - net	3,802	3,391
Inventories	4,319	4,107
Other current assets	338	305
Assets of discontinued operations	—	110,275
Total current assets	9,999	126,655
Investments
Investments in nonconsolidated affiliates	1,204	1,745
Other investments	24	28
Noncurrent receivables	32	47
Total investments	1,260	1,820
Property
Property, plant and equipment	15,112	14,116
Less: Accumulated depreciation	4,969	4,199
Property, plant and equipment - net	10,143	9,917
Other Assets
Goodwill	33,151	34,496
Other intangible assets	13,593	14,655
Deferred income tax assets	236	178
Deferred charges and other assets	1,014	134
Total other assets	47,994	49,463
Total Assets	$69,396	$187,855
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$3,830	$15
Accounts payable	2,934	2,619
Income taxes payable	240	115
Accrued and other current liabilities	1,342	1,129
Liabilities of discontinued operations	—	69,434
Total current liabilities	8,346	73,312
Long-Term Debt	13,617	12,624
Other Noncurrent Liabilities
Deferred income tax liabilities	3,514	3,912
Pension and other post employment benefits - noncurrent	1,172	1,343
Other noncurrent obligations	1,191	764
Total other noncurrent liabilities	5,877	6,019
Total Liabilities	$27,840	$91,955
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2019: 738,564,728 shares; 2018: 784,143,433 shares)	7	8
Additional paid-in capital	50,796	81,976
(Accumulated deficit) Retained earnings	(8,400)	30,257
Accumulated other comprehensive loss	(1,416)	(12,394)
Unearned ESOP shares	—	(134)
Treasury stock at cost (2019: 0 shares; 2018: 27,817,518 shares)	—	(5,421)
Total DuPont stockholders' equity	40,987	94,292
Noncontrolling interests	569	1,608
Total equity	41,556	95,900
Total Liabilities and Equity	$69,396	$187,855
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2019	2018	2017
Operating Activities
Net income	$600	$4,000	$1,291
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,195	5,918	3,969
Credit for deferred income tax and other tax related items	(768)	(366)	(2,131)
Earnings of nonconsolidated affiliates less than dividends received	909	83	128
Net periodic pension (credit) benefit cost	(55)	58	1,026
Pension contributions	(697)	(2,964)	(1,744)
Net gain on sales of assets, businesses and investments	(149)	(93)	(1,172)
Restructuring and asset related charges - net	588	1,105	1,789
Goodwill impairment charges	1,175	—	1,491
Amortization of merger-related inventory step-up	253	1,628	1,573
Other net loss	338	720	470
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(2,227)	(1,611)	(9,782)
Inventories	387	(1,496)	(1,818)
Accounts payable	(1,049)	201	2,631
Other assets and liabilities, net	(1,091)	(2,452)	1,514
Cash provided by (used for) operating activities	1,409	4,731	(765)
Investing Activities
Capital expenditures	(2,472)	(3,837)	(3,570)
Investment in gas field developments	(25)	(114)	(121)
Purchases of previously leased assets	—	(26)	(187)
Proceeds from sales of property and businesses, net of cash divested	278	202	2,959
Acquisitions of property and businesses, net of cash acquired	(180)	(20)	50
Cash acquired in merger transaction	—	—	4,005
Investments in and loans to nonconsolidated affiliates	(1)	(26)	(754)
Distributions and loan repayments from nonconsolidated affiliates	—	55	106
Proceeds from sale of ownership interests in nonconsolidated affiliates	21	4	64
Purchases of investments	(197)	(2,787)	(1,690)
Proceeds from sales and maturities of investments	242	3,402	4,101
Proceeds from interests in trade accounts receivable conduits	—	657	9,462
Other investing activities, net	21	28	(100)
Cash (used for) provided by investing activities	(2,313)	(2,462)	14,325
Financing Activities
Changes in short-term borrowings	2,735	223	(2,248)
Proceeds from issuance of long-term debt	4,005	15,455	499
Payments on long-term debt	(6,900)	(9,009)	(663)
Purchases of common stock	(2,329)	(4,421)	(1,000)
Proceeds from issuance of Company stock	85	197	66
Proceeds from sale of common stock	—	—	453
Employee taxes paid for share-based payment arrangements	(84)	(128)	(99)
Distributions to noncontrolling interests	(27)	(195)	(136)
Dividends paid to stockholders	(1,611)	(3,491)	(3,394)
Cash held by Dow and Corteva at the respective Distributions	(7,315)	—	—
Debt extinguishment costs	(104)	(555)	—
Other financing activities, net	(5)	6	(32)
Cash used for financing activities	(11,550)	(1,918)	(6,554)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(344)	297
Cash reclassified as held for sale	—	—	88
Decrease in cash, cash equivalents and restricted cash	(12,445)	7	7,391
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,591	4,441	—
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	5,431	9,574	6,624
Cash, cash equivalents and restricted cash at beginning of period	14,022	14,015	6,624
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,577	8,591	4,441
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	5,431	9,574
Cash, cash equivalents and restricted cash at end of period	$1,577	$14,022	$14,015
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$969	$2,116	$1,254
Income taxes	$722	$2,199	$1,368
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2017
Balance at January 1, 2017	$1,036	$6,333	$30,359	$(9,822)	$(239)	$(1,659)	$1,242	$27,250
Net income	—	—	1,159	—	—	—	132	1,291
Other comprehensive income	—	—	—	850	—	—	42	892
Dividends ($5.28 per common share)	—	—	(2,558)	—	—	—	—	(2,558)
Common stock issued/sold	—	519	—	—	—	724	—	1,243
Stock-based compensation and allocation of ESOP shares	—	(332)	—	—	50	—	—	(282)
Distributions to non-controlling interests	—	—	—	—	—	—	(116)	(116)
Treasury stock purchased	—	—	—	—	—	(1,000)	—	(1,000)
Merger impact	(1,028)	74,773				935	417	75,097
Other	—	(21)	(29)	—	—	—	(120)	(170)
Balance at December 31, 2017	$8	$81,272	$28,931	$(8,972)	$(189)	$(1,000)	$1,597	$101,647
2018
Adoption of accounting standards	—	—	996	(1,037)	—	—	—	(41)
Net income	—	—	3,845	—	—	—	155	4,000
Other comprehensive loss	—	—	—	(2,385)	—	—	(37)	(2,422)
Dividends ($4.56 per common share)	—	—	(3,491)	—	—	—	—	(3,491)
Common stock issued/sold	—	198	—	—	—	—	—	198
Stock-based compensation and allocation of ESOP shares	—	506	—	—	55	—	—	561
Distributions to non-controlling interests	—	—	—	—	—	—	(168)	(168)
Treasury stock purchased	—	—	—	—	—	(4,421)	—	(4,421)
Other	—	—	(24)	—	—	—	61	37
Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
2019
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	498	—	—	—	102	600
Other comprehensive (loss) income	—	—	—	(520)	—	—	10	(510)
Dividends ($2.16 per common share)	—	(446)	(1,165)	—	—	—	—	(1,611)
Common stock issued/sold	—	85	—	—	—	—	—	85
Stock-based compensation and allocation of ESOP shares	—	194	(1)	—	29	—	—	222
Distributions to non-controlling interests	—	—	—	—	—	—	(27)	(27)
Treasury stock purchased	—	—	—	—	—	(2,329)	—	(2,329)
Retirement of treasury stock	—	—	(7,750)	—	—	7,750	—	—
Spin-off of Dow and Corteva	—	(31,010)	(30,123)	11,498	105		(1,124)	(50,654)
Other	(1)	(3)	(5)	—	—	—	—	(9)
Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$—	$569	$41,556
See Notes to the Consolidated Financial Statements.

DuPont De Nemours, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements of DuPont de Nemours, Inc. ("DuPont” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("DWDP Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "Merger"). Prior to the Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the DWDP Merger Agreement. For purposes of DowDuPont's financial statement presentation, Historical Dow was determined to be the accounting acquirer in the Merger and Historical EID's assets and liabilities are reflected at fair value as of the Merger Effectiveness Time. The financial statements of Historical Dow for periods prior to the Merger are considered to be the historical financial statements of the Company.

Except as otherwise indicated by the context, the term "Historical Dow" includes Historical Dow and its consolidated subsidiaries, "Historical EID" includes Historical EID and its consolidated subsidiaries, and "Dow Silicones" means Dow Silicones Corporation, a wholly owned subsidiary of Historical Dow.

Distributions
Effective as of 5:00 p.m. on April 1, 2019, the Company completed the separation of its materials science business into a separate and independent public company by way of a distribution of Dow Inc. (“Dow”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Dow’s common stock (the “Dow Common Stock”), to holders of the Company’s common stock (the “DowDuPont common stock”), as of the close of business on March 21, 2019 (the “Dow Distribution”).

Effective as of 12:01 a.m. on June 1, 2019, the Company completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock (the “Corteva Common Stock”), to holders of the Company’s common stock as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “Distributions”).

Following the Corteva Distribution, DuPont holds the specialty products business as continuing operations. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont." Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD".

These Consolidated Financial Statements present the financial position of DuPont as of December 31, 2019 and 2018 and the results of operations of DuPont for the years ended December 31, 2019, 2018 and 2017 giving effect to the Distributions, with the historical financial results of Dow and Corteva reflected as discontinued operations. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, amounts or activity of Dow and Corteva are consistently included or excluded from the Notes to the Consolidated Financial Statements based on the respective financial statement line item.

On December 15, 2019, the Company entered into definitive agreements to separate and combine the Nutrition & Biosciences business segment (the "N&B Business") with International Flavors & Fragrances Inc. ("IFF") in a tax-efficient Reverse Morris Trust transaction, (the "Proposed N&B Transaction"). The transaction is expected to close by the end of the first quarter of 2021, subject to approval by IFF shareholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel. The financial results of the N&B Business are included in continuing operations for the periods presented.

The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method.

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are variable interest entities ("VIEs"). The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2019 and 2018, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Reverse Stock Split
On June 1, 2019, immediately following the Corteva Distribution, the Company completed a 1-for-3 reverse stock split of DuPont's outstanding common stock (the "Reverse Stock Split") and as a result, DuPont common stockholders now hold one share of common stock of DuPont for every three shares held prior to the Reverse Stock Split. The authorized number of shares of common stock was reduced from 5,000,000,000 shares to 1,666,666,667 shares, par value remained $0.01 per share. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these Consolidated Financial Statements have been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split. The retroactive adjustments resulted in the reclassification of $16 million from "Common stock" to "Additional paid-in capital" in the Consolidated Balance Sheets for all periods presented.

Leases
The Company adopted the Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" in the first quarter of 2019. The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment - net" and the corresponding lease liabilities are included in "Short-term borrowings and finance lease obligations" and "Long-term debt" on the Consolidated Balance Sheets.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

See Notes 2 and 17 for additional information regarding the Company's leases.

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest.

Restricted Cash
Restricted cash represents trust assets of $37 million and $43 million as of December 31, 2019 and 2018, respectively, and is included within "Other current assets" on the Consolidated Balance Sheets. See Note 7 for further information.

Marketable Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. Investments classified as held-to-maturity are recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments.

Fair Value Measurements
Under the accounting guidance for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1	–	Quoted market prices in active markets for identical assets or liabilities;

Level 2	–
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3	–	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

Foreign Currency Translation
The Company's worldwide operations utilize the U.S. dollar ("USD") or local currency as the functional currency, where applicable. The Company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent or foreign subsidiaries operating in a hyper-inflationary environment (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

For foreign entities where the USD is the functional currency, all foreign currency-denominated asset and liability amounts are re-measured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive loss in equity. Assets and liabilities denominated in other than the local currency are re-measured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

The Company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

Inventories
The Company's inventories are valued at the lower of cost or net realizable value. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or net realizable value, whichever is lower; cost is generally determined by the average cost method.

Prior to the Corteva Distribution, the Company recorded inventory under the last-in, first-out ("LIFO"), first-in, first-out ("FIFO") and average cost methods. During the second quarter of 2019, effective after the Corteva Distribution, DuPont elected to change the method of accounting for inventories of the specialty products business recorded under the LIFO method to the average cost method. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. See Note 11 for more information regarding the change in inventory accounting method.

Approximately 17 percent and 83 percent of the Company's inventories were accounted for under the FIFO and the average cost methods, respectively, at both December 31, 2019 and December 31, 2018. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as certain food-ingredients and enzymes. The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. In connection with the Merger, the fair value of property, plant and equipment was determined using a market approach and a replacement cost approach. Depreciation is based on the estimated service lives of depreciable assets and is calculated using the straight-line method. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the Consolidated Balance Sheets and included in determining gain or loss on such disposals.

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value.

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selected peer sets based on close competitors and reviewed the EBIT/EBITDA multiples to determine the fair value. See Note 14 for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The Company's fair value methodology is primarily based on discounted cash flow techniques.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 1 to 26 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment and Disposals of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of and reported at the lower of carrying amount or fair value. Depreciation is recognized over the remaining useful life of the assets.

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the gain or loss is reported in "Accumulated other comprehensive loss" ("AOCL") until it is cleared to earnings during the same period in which the hedged item affects earnings.

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, the net gain or loss in AOCL generally remains in AOCL until the item that was hedged affects earnings. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as hedges of anticipated transactions are reclassified as for trading purposes if the anticipated transaction is no longer probable.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in "Accrued and other current liabilities" and "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the Consolidated Balance Sheets as "Accounts and notes receivable - net."

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

Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for additional information on revenue recognition.

Cost of Sales
Cost of sales primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects and other operational expenses. No amortization of intangibles is included within costs of sales.

Research and Development
Research and development costs are expensed as incurred. Research and development expense includes costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products and regulatory approval of new and existing products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, and business management expenses.

Integration and Separation Costs
Integration and separation costs includes costs incurred to prepare for and close the Merger, post-Merger integration expenses, the Distributions, and beginning in the fourth quarter of 2019, the intended separation of the Nutrition & Biosciences business. These costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees associated with preparation and execution of these activities.

Litigation
Accruals for legal matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period incurred.

Severance Costs
Severance benefits are provided to employees under the Company's ongoing benefit arrangements. Severance costs are accrued when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated.

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

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in income taxes payable and the long-term portion is included in other noncurrent obligations in the Consolidated Balance Sheets.

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

The adoption of the new guidance did not have a material impact on the Company's Consolidated Statement of Operations and had no impact on the Consolidated Statement of Cash Flows.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in "Accumulated Other Comprehensive Income" expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. New disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The new standard is effective for fiscal years beginning after December 15, 2020, and must be applied retrospectively for all periods presented. Early adoption is permitted. The Company early adopted the new guidance in the fourth quarter of 2019, and adoption did not have a material impact on the Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted at December 31, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and associated ASUs related to Topic 326. The new guidance introduces the current expected credit loss (“CECL”) model, which requires organizations to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted.

The Company has a cross-functional team in place to evaluate and implement the new guidance and the Company has substantially completed the implementation of the standard to be in compliance with accounting and reporting requirements. The team continues to review existing financial instruments and update business processes and controls related to the new guidance for credit losses. Collectively, these activities are expected to facilitate the Company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2020.

The ASU requires a modified retrospective transition approach, applying the new standards cumulative-effect adjustment as of the beginning of the first reporting period in which the guidance is effective. Therefore, this cumulative-effect will be reflected as of January 1, 2020 and prior periods will not be restated. The Company is finalizing the evaluation of the January 1, 2020 impact and estimates that the impact to the Company’s Consolidated Balance Sheet will not be material. The impact to the Company's Consolidated Statements of Operations and Consolidated Statement of Cash Flows is expected not to be material.

NOTE 3 - BUSINESS COMBINATIONS
Merger of Equals of Historical Dow and Historical EID
At the effective time of the Merger, each share of common stock, par value $2.50 per share, of Historical Dow ("Historical Dow Common Stock") (excluding any shares of Historical Dow Common Stock that were held in treasury immediately prior to the effective time of the Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive one fully paid and non-assessable share of common stock, par value $0.01 per share, of DowDuPont ("DowDuPont Common Stock"). Upon completion of the Merger, (i) each share of common stock, par value $0.30 per share, of Historical EID (“Historical EID Common Stock”) (excluding any shares of Historical EID Common Stock that were held in treasury immediately prior to the effective time of the Merger, which were automatically canceled and retired for no consideration) was converted into the right to receive 1.2820 fully paid and non-assessable shares of DowDuPont Common Stock, in addition to cash in lieu of any fractional shares of DowDuPont Common Stock, and (ii) each share of Historical EID Preferred Stock $4.50 Series and Historical EID Preferred Stock $3.50 Series (collectively, the “Historical EID Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger remains issued and outstanding and was unaffected by the Merger. The Historical EID Preferred Stock was separated from the Company at the time of the Corteva Distribution.

As provided in the DWDP Merger Agreement, at the effective time of the Merger, Historical Dow stock options and other equity awards were generally automatically converted into stock options and equity awards with respect to DowDuPont Common Stock and Historical EID stock options and other equity awards, after giving effect to the exchange ratio, were converted into stock options and equity awards with respect to DowDuPont Common Stock, and otherwise generally on the same terms and conditions under the applicable plans and award agreements immediately prior to the effective time of the Merger. See Notes 18 and 21 for additional information.

Allocation of Purchase Price
Based on an evaluation of the provisions of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), Historical Dow was determined to be the accounting acquirer in the Merger. DowDuPont applied the acquisition method of accounting with respect to the assets and liabilities of Historical EID, which were measured at fair value as of the date of the Merger.

Historical EID's assets and liabilities were measured at estimated fair values at August 31, 2017, primarily using Level 3 inputs. Estimates of fair value represent management's best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

At the time of the Merger, the total fair value of consideration transferred was $74,680 million. Total consideration is comprised of the equity value of the DowDuPont shares at August 31, 2017, that were issued in exchange for Historical EID shares, the cash value for fractional shares, and the portion of Historical EID's share awards and share options earned at August 31, 2017. Share awards and share options converted to DowDuPont equity instruments, but not vested, were $144 million at August 31, 2017, which was expensed over the remaining future vesting period.

The following table provides "Net sales" and "Loss from continuing operations before income taxes" related to Historical EID's specialty products business which are included in the Company's continuing operations results for the period September 1 through December 31, 2017. Included in the results from Historical EID was $92 million of "Restructuring and asset related charges - net", $1,320 million that was recognized in "Cost of sales" as inventory was sold related to the fair value step-up of inventories and $220 million of "Integration and separation costs" in the Consolidated Statement of Operations.

Historical EID Results of Continuing Operations	September 1 -
In millions	December 31, 2017
Net sales	$4,911
Loss from continuing operations before income taxes	$1,155

Unaudited Supplemental Pro Forma Information
The unaudited pro forma results presented below were prepared pursuant to the requirements of ASC 805 and give effect to the Merger as if it had been consummated on January 1, 2016. The pro forma results do not necessarily represent what the revenue or results of operations would have been had the Merger been completed on January 1, 2016, are not intended to be a projection of future operating results and do not reflect synergies that might be achieved by the Company. In addition, amounts below have been revised to give effect to the discontinued operations of Dow and Corteva.

The pro forma results include adjustments for the purchase accounting impact (including, but not limited to, depreciation and amortization associated with the acquired tangible and intangible assets, amortization of the fair value adjustment to investment in nonconsolidated affiliates, and reduction of interest expense related to the fair value adjustment to long-term debt, along with the related tax impacts), the alignment of accounting policies, and the elimination of transactions between Historical Dow and Historical EID. Costs incurred to prepare for the Merger have been excluded from the 2017 pro forma results presented below based on an assumption they were incurred in 2016. The costs incurred related to integration and to prepare for the Distributions are reflected in the pro forma results. In addition, the Company incurred an after-tax charge of $1,038 million in 2017 related to the fair value step-up of inventories acquired and sold. The 2017 pro forma results were adjusted to exclude this charge based on an assumption the charge was incurred in 2016.

The unaudited pro forma results for all periods presented below exclude the results of operations of the businesses reflected as discontinued operations.

DuPont Pro Forma Results of Operations	2017
In millions (except share amounts)
Net sales	$21,000
Income from continuing operations, net of tax	$1,772
Earnings per common share from continuing operations - basic	$2.23
Earnings per common share from continuing operations - diluted	$2.21

Acquisition of H&N Business
On March 31, 2017, Historical EID entered into a definitive agreement (the "FMC Transaction Agreement") with FMC Corporation ("FMC") for FMC to acquire the assets related to Historical EID's crop protection business and research and development ("R&D") organization (the "Divested Ag Business") that Historical EID was required to divest in order to obtain European Commission ("EC") approval of the Merger Transaction. In addition, under the FMC Transaction Agreement, Historical EID agreed to acquire certain assets relating to FMC’s Health and Nutrition segment, excluding its Omega-3 products (the "H&N Business") (the sale of the Divested Ag Business and acquisition of the H&N Business referred to collectively as the "FMC Transactions"). See Note 4 for further discussion of the Divested Ag Business.

On November 1, 2017, Historical EID completed the FMC Transactions through the acquisition of the H&N Business and the divestiture of the Divested Ag Business. The acquisition was integrated into Nutrition & Biosciences to enhance the Company’s position as a leading provider of sustainable, bio-based food ingredients and allow for expanded capabilities in the pharma excipients space. Historical EID accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. Total consideration of the H&N Business was $1,970 million.

The Company evaluated the disclosure requirements under ASC 805 and determined the H&N Business was not considered a material business combination for purposes of disclosing the revenue and earnings of the H&N Business since the date of acquisition or supplemental pro forma information.

2019 Acquisitions
During the fourth quarter of 2019, DuPont completed acquisitions of the following, all within the Safety & Construction segment:

•	inge GmbH, an ultrafiltration membrane business from BASF,

•	Memcor, the ultrafiltration and membrane bioreactor technologies division from Evoqua Water Technologies Corp.,

•	OxyMem Limited, a company that develops and produces Membrane Aerated Biofilm Reactor technology.

The aggregate purchase price of the above acquisitions was approximately $175 million and was primarily allocated to goodwill, other intangibles and property, plant and equipment.

NOTE 4 - DIVESTITURES
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

•
Letter Agreement - The Company entered into a letter agreement (the "Letter Agreement") with Corteva that sets forth certain additional terms and conditions related to the Corteva Distribution, including certain limitations on DuPont’s and Corteva's ability to transfer certain businesses and assets to third parties without assigning certain of such Party’s indemnification obligations under the Separation and Distribution Agreement to the other Party to the transferee of such businesses and assets or meeting certain other alternative conditions. The Letter Agreement further outlines the allocation between DuPont and Corteva of liabilities associated with certain legal and environmental matters, including liabilities associated with discontinued and/or divested operations and businesses of Historical EID. See Note 16 for more information regarding the allocation.

•
Amended and Restated Tax Matters Agreement - The Parties entered into an amendment and restatement of the Tax Matters Agreement, between DuPont, Corteva and Dow, effective as of April 1, 2019 (as so amended and restated, the “Amended and Restated Tax Matters Agreement”). The Amended and Restated Tax Matters Agreement governs the Parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. The Parties amended and restated the Tax Matters Agreement in connection with the Corteva Distribution in order to allocate between DuPont and Corteva certain rights and obligations of the Company provided in the original form of the Tax Matters Agreement. See Note 8 for additional information on the Tax Matters Agreement and the Amended and Restated Tax Matters Agreement.

Management has determined that certain internal distributions and reorganizations, and the distributions of Dow on April 1, 2019, and of Corteva on June 1, 2019, qualified as tax-free transactions under the applicable sections of the Internal Revenue Code. If the completed distribution of Corteva or Dow, in each case, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject, under the Tax Matters Agreement, to significant tax and indemnification liability. To the extent that the Company is responsible for any liability under the Amended and Restated Tax Matters Agreement there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

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

On April 1, 2019, prior to the Dow Distribution, the Company contributed $2,024 million in cash to Dow.

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

In millions	2019	2018	2017
Net sales	$10,867	$49,224	$43,449
Cost of sales	8,917	40,187	35,434
Research and development expenses	163	670	669
Selling, general and administrative expenses	329	1,304	1,322
Amortization of intangibles	116	469	400
Restructuring and asset related charges - net	157	219	1,249
Goodwill impairment charges	—	—	1,491
Integration and separation costs	44	135	31
Equity in earnings of nonconsolidated affiliates	(13)	554	394
Sundry income (expense) - net	48	242	28
Interest expense	240	1,062	915
Income from discontinued operations before income taxes	936	5,974	2,360
Provision for income taxes on discontinued operations	207	1,490	1,250
Income from discontinued operations, net of tax	729	4,484	1,110
Income from discontinued operations attributable to noncontrolling interests, net of tax	37	102	101
Income from discontinued operations attributable to DuPont stockholders, net of tax	$692	$4,382	$1,009

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Materials Science Division:

In millions	2019	2018	2017
Depreciation and amortization	$744	$2,835	$2,489
Capital expenditures	$597	$2,062	$2,750

The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at December 31, 2018 related to the Material Science Division consist of the following:

December 31, 2018
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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

In millions	2019	2018	2017
Net sales	$7,144	$14,159	$7,363
Cost of sales	4,218	9,838	5,199
Research and development expenses	470	1,320	815
Selling, general and administrative expenses	1,294	2,377	1,127
Amortization of intangibles	176	390	108
Restructuring and asset related charges - net	117	739	252
Integration and separation costs	430	441	63
Equity in earnings of nonconsolidated affiliates	(4)	—	3
Sundry income (expense) - net	40	258	323
Interest expense	91	387	167
Income from discontinued operations before income taxes	384	(1,075)	(42)
Provision for income taxes on discontinued operations	62	(191)	(67)
Income from discontinued operations, net of tax	$322	$(884)	$25
Income from discontinued operations attributable to noncontrolling interests, net of tax	35	14	15
Income from discontinued operations attributable to DuPont stockholders, net of tax	$287	$(898)	$10

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

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

In millions	2019	2018	2017
Depreciation and amortization	$385	$913	$420
Capital expenditures	$383	$531	$269

The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at December 31, 2018 related to the Agriculture Division consist of the following:

December 31, 2018
In millions
Assets
Cash and cash equivalents	$2,211
Marketable securities	5
Accounts and notes receivable - net	5,109
Inventories	5,259
Other current assets	1,000
Investment in nonconsolidated affiliates	138
Other investments	27
Noncurrent receivables	72
Property, plant and equipment - net	4,543
Goodwill	14,691
Other intangible assets - net	12,055
Deferred income tax assets [1]	(651)
Deferred charges and other assets	1,789
Total assets of discontinued operations	$46,248
Liabilities
Short-term borrowings and finance lease obligations	$2,151
Accounts payable	3,627
Income taxes payable	185
Accrued and other current liabilities	3,883
Long-Term Debt	5,784
Deferred income tax liabilities	520
Pension and other post employment benefits - noncurrent	5,637
Other noncurrent obligations	1,708
Total liabilities of discontinued operations	$23,495

1. Amounts include a deferred tax jurisdictional netting adjustment of $975 million which was required to properly reflect the impact of the dispositions on the continuing operations balance sheet.

Indemnifications
In connection with the Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies both Dow and Corteva against certain litigation, environmental, income taxes, workers' compensation and other liabilities that arose prior to the Distributions. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At December 31, 2019, the indemnified assets were $133 million within "Accounts and notes receivable - net" and $146 million within "Deferred charges and other assets" and the indemnified liabilities were $77 million within "Accrued and other current liabilities" and $97 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

For additional information regarding treatment of litigation and environmental related matters under the Separation and Distribution Agreement and the Letter Agreement refer to Note 16.

Other Discontinued Operations Activity
For the year ended December 31, 2019, the Company recorded "Income from discontinued operations, net of tax" in the Company's Consolidated Statements of Operations of $86 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses and $80 million related to changes in accruals for certain prior year tax positions related to the divested crop protection business and research and development assets of Historical EID.

DuPont Sustainable Solutions Sale
In the third quarter of 2019, the Company completed the sale of its Sustainable Solutions business unit, a part of the Non-Core segment, to Gyrus Capital. The sale resulted in a pre-tax gain of $28 million ($22 million net of tax). The gain was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

Historical EID Merger Remedy - Divested Ag Business
On November 1, 2017, Historical EID completed the FMC Transactions through the disposition of the Divested Ag Business and the acquisition of the H&N Business. The sale of the Divested Ag Business met the criteria for discontinued operations and as such, earnings were included within "Income from discontinued operations, net of tax" in periods subsequent to the Merger. Refer to Note 3 for further information on the H&N Business.

The results of operations of Historical EID's Divested Ag Business were presented as discontinued operations as summarized below, representing activity subsequent to the Merger:

Results of Operations of Historical EID's Divested Ag Business	Period Ended
In millions	September 1 - December 31, 2017 [1]
Net sales	$199
Cost of sales	194
Research and development expenses	30
Selling, general and administrative expenses [2]	102
Restructuring and asset related charges - net	(1)
Sundry income (expense) - net	(1)
Income (loss) from discontinued operations before income taxes	$(127)
Benefit from income taxes on discontinued operations	(50)
Income (loss) from discontinued operations, net of tax	$(77)

1.	The Divested Ag Business was disposed of on November 1, 2017.

2.	Includes $44 million of transaction costs associated with the disposal of the Divested Ag Business.

Integration and Separation Costs
Integration and separation costs for continuing operations to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, the Distributions, and beginning in the fourth quarter of 2019, the intended separation of the Nutrition & Biosciences business. The Company expects costs associated with the intended separation of the Nutrition & Biosciences business to be significant; however, the Company is unable to estimate such costs because there are many factors that could affect the amount and timing of these expenses.

These costs are recorded within "Integration and separation costs" within the Consolidated Statements of Operations.

(In millions) For the years ended December 31,	2019	2018	2017
Integration and separation costs	$1,342	$1,887	$1,007

NOTE 5 - REVENUE
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

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, usually upon shipment, with payment terms typically in the range of 30 to 60 days after invoicing depending on business and geographic region. The Company elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between payment and transfer of the goods will be one year or less. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to shipment), these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company elected to use the practical expedient to expense cash and non-cash sales incentives as the amortization period for the costs to obtain the contract would have been one year or less.

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

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and business or major product line and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows. Refer to Note 24 for the breakout of net sales by geographic region.

On June 1, 2019, the Company realigned certain businesses resulting in changes to its management and reporting structure, including the creation of a new Non-Core segment ("Second Quarter Segment Realignment") (refer to Note 24 for additional details). In conjunction with the Second Quarter Segment Realignment, DuPont made the following changes to its major product lines:

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

•	Realigned and renamed its product lines within Safety & Construction as Safety Solutions, Shelter Solutions, and Water Solutions.

On October 1, 2019, Electronics & Imaging realigned its product lines as Image Solutions, Interconnect Solutions and Semiconductor Technologies.

Net Trade Revenue by Segment and Business or Major Product Line	2019	2018
In millions
Image Solutions	$622	$629
Interconnect Solutions	1,187	1,174
Semiconductor Technologies	1,745	1,832
Electronics & Imaging	$3,554	$3,635
Food & Beverage	$2,945	$2,987
Health & Biosciences	2,317	2,405
Pharma Solutions	814	824
Nutrition & Biosciences	$6,076	$6,216
Healthcare & Specialty	$1,492	$1,581
Industrial & Consumer	1,138	1,309
Mobility Solutions	2,320	2,532
Transportation & Industrial	$4,950	$5,422
Safety Solutions	$2,549	$2,483
Shelter Solutions	1,535	1,796
Water Solutions	1,117	1,015
Safety & Construction	$5,201	$5,294
Biomaterials	$211	$284
Clean Technologies	278	301
DuPont Teijin Films	172	198
Photovoltaic & Advanced Materials	962	1,085
Sustainable Solutions [1]	108	159
Non-Core	$1,731	$2,027
Total	$21,512	$22,594

1.	The Sustainable Solutions business was divested in third quarter of 2019. Refer to Note 4 for additional information.

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

Revenue recognized for the years ended December 31, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $40 million and $37 million, respectively. The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	December 31, 2019	December 31, 2018
In millions
Accounts and notes receivable - trade [1]	$3,007	$2,960
Contract assets - current [2]	$35	$48
Deferred revenue - current [3]	$69	$71
Deferred revenue - noncurrent [4]	$34	$7

1.	Included in "Accounts and notes receivable - net" in the Consolidated Balance Sheets.

2.	Included in "Other current assets" in the Consolidated Balance Sheets.

3.	Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

4.	Included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and other asset related charges, which includes other asset impairments, were $314 million, $147 million and $288 million for the years ended December 31, 2019, 2018, and 2017, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations and consist primarily of the following:

2019 Restructuring Program
During the second quarter 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program").

The following tables summarize the charges incurred related to the 2019 Restructuring Program for the year ended December 31, 2019:

In millions	For the Year Ended December 31, 2019
Severance and related benefit costs	$104
Asset related charges	34
Total restructuring and asset related charges - net	$138

2019 Restructuring Program Charges by Segment	For the Year Ended December 31, 2019
In millions
Electronics & Imaging	$47
Nutrition & Biosciences	20
Transportation & Industrial	19
Safety & Construction	25
Non-Core	4
Corporate	23
Total	$138

The following table summarizes the activities related to the 2019 Restructuring Program.

2019 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2018	$—	$—	$—
2019 restructuring charges	104	34	138
Charges against the reserve	—	(34)	(34)
Cash payments	(18)	—	(18)
Reserve balance at December 31, 2019	$86	$—	$86

At December 31, 2019, $86 million for severance and related benefit costs was included in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete by the second half of 2020.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions of Dow and Corteva. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Sciences Divisions are reflected in discontinued operations. The Company has recorded pretax restructuring charges attributable to the continuing operations of DuPont of $485 million inception-to-date, consisting of severance and related benefit costs of $215 million, asset related charges of $209 million and contract termination charges of $61 million. The Company does not expect to incur further significant charges related to this program and the program is considered substantially complete at December 31, 2019.

The following tables summarize the charges incurred related to the DowDuPont Cost Synergy Program:

In millions	2019	2018	2017
Severance and related benefit costs	$46	$97	$72
Contract termination charges	17	12	32
Asset related charges	54	42	113
Total restructuring and asset related charges - net[1]	$117	$151	$217

1.
The charge for the years ended December 31, 2019 and 2018 includes $113 million and $147 million which was recognized in "Restructuring and asset related charges - net" and $4 million and $4 million which was recognized in "Equity in earnings of nonconsolidated affiliates" in the Consolidated Statements of Operations. The charge for the year ended December 31, 2017 was recognized in "Restructuring and asset related charges - net".

DowDuPont Cost Synergy Program Charges by Segment	2019	2018	2017
In millions
Electronics & Imaging	$—	$2	$85
Nutrition & Biosciences	39	29	2
Transportation & Industrial	—	2	6
Safety & Construction	7	24	21
Non-Core	—	(8)	31
Corporate [1]	71	102	72
Total	$117	$151	$217

1.	Severance and related benefit costs were recorded at Corporate.

The following table summarized the activities related to the DowDuPont Cost Synergy Program.

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2018	$126	$16	$—	$142
2019 restructuring charges	46	17	54	117
Charges against the reserve	—	—	(54)	(54)
Cash payments	(98)	(31)	—	(129)
Reserve balance at December 31, 2019	$74	$2	$—	$76

At December 31, 2019, $76 million was included in "Accrued and other current liabilities" in the Consolidated Balance Sheet. At December 31, 2018, $129 million was included in "Accrued and other current liabilities" and $13 million was included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

Equity Method Investment Impairment Related Charges
During the second quarter of 2019, in preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID distributed the SP Legal Entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to equity method investments held by the Company as of May 1, 2019. The Company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the Nutrition & Biosciences segment. Based on updated projections, the Company determined the fair value of the equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million in “Restructuring and asset related charges - net” in the second quarter of 2019. This impairment charge related to the Nutrition & Biosciences segment. See Notes 14 and 23 for additional information.

Other Impairment Related Charges
In the fourth quarter of 2017, the Company recognized other pretax impairment charges of $71 million, including charges related to manufacturing assets. The impairment charges were included in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations and related to Electronics & Imaging ($39 million) and Safety & Construction ($32 million).

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2019	2018	2017
Non-operating pension and other post employment benefit (credits)	$74	$96	$35
Interest income	55	39	6
Net gain (loss) on sales of other assets and investments [1]	157	8	65
Foreign exchange (losses) gains, net [2]	(110)	(93)	(54)
Net loss on divestiture and changes in joint venture ownership	—	(41)	—
Miscellaneous income (expenses) - net [3]	(23)	83	14
Sundry income (expense) - net	$153	$92	$66

1.
The year ended December 31, 2019 includes income of $92 million, related to a sale of assets within the Electronics & Imaging segment and as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit within the Non-Core segment.

2.	Includes a $50 million foreign exchange loss for the year ended December 31, 2018 related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

3.
Miscellaneous income and expenses - net, for the year ended December 31, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement and a $74 million charge related to tax indemnifications, primarily associated with an adjustment to a one-time transition tax liability required by the Tax Cuts and Jobs Act of 2017, which were recorded in accordance with the Amended and Restated Tax Matters Agreement. These charges were offset by various indemnification and lease income amounts. The miscellaneous income for the year ended 2018 primarily relates to legal settlements.

Cash, Cash Equivalents and Restricted Cash
The Company is required to set aside funds for various activities that arise in the normal course of business. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the Corteva Distribution, the Trust assets related to Corteva employees were transferred to a new trust for Corteva (the "Corteva Trust"). As a result, the Trust currently held by DuPont relates to funding obligations to DuPont employees. At December 31, 2019, the Company had restricted cash of $37 million ($43 million at December 31, 2018) included in "Other current assets" in the Consolidated Balance Sheets which was completely attributed to the Trust.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $1,342 million at December 31, 2019 and $1,129 million at December 31, 2018. Accrued payroll, which is a component of "Accrued and other current liabilities," was $479 million at December 31, 2019 and $506 million at December 31, 2018. No other components of "Accrued and other current liabilities" were more than five percent of total current liabilities.

NOTE 8 - INCOME TAXES
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

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, created new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves towards a territorial system. At December 31, 2018, the Company had substantially completed its accounting for the tax effects of The Act.

•
As a result of The Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. In prior years, the Company recorded a cumulative benefit of $2,784 million ($118 million benefit in 2018 and $2,666 million benefit in 2017) to “Provision (Credit) for income taxes on continuing operations” in the Consolidated Statements of Operations with respect to the remeasurement of the Company's deferred tax balances.

•
The Act required a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”), which results in a one-time transition tax. The Company recorded a cumulative net charge of $1,574 million ($65 million benefit in 2019, $59 million charge in 2018, and $1,580 million charge in 2017) to "Provision (Credit) for income taxes on continuing operations" with respect to the one-time transition tax.

•
In the year ended December 31, 2018, the Company recorded an indirect impact of The Act related to prepaid tax on the intercompany sale of inventory. The amount recorded related to the inventory was a $54 million charge to "Provision for income taxes on continuing operations."

Geographic Allocation of (Loss) Income and Provision for (Benefit from) Income Taxes	2019	2018	2017
(In millions)
Income (Loss) from continuing operations before income taxes
Domestic	$(2,007)	$(985)	$(1,682)
Foreign	1,533	1,585	157
(Loss) Income from continuing operations before income taxes	$(474)	$600	$(1,525)
Current tax expense (benefit)
Federal	$22	$401	$(379)
State and local	5	9	(52)
Foreign	591	452	146
Total current tax expense	$618	$862	$(285)
Deferred tax (benefit) expense
Federal	$(598)	$(560)	$(1,385)
State and local	172	(53)	36
Foreign	(52)	(54)	(124)
Total deferred tax expense (benefit)	$(478)	$(667)	$(1,473)
Provision for (benefit from) income taxes on continuing operations	140	195	(1,758)
Net income (loss) from continuing operations	$(614)	$405	$233

Pre-tax loss from continuing operations for the year ended December 31, 2019 includes a non-deductible $1,175 million non-cash goodwill impairment charge associated with the Nutrition & Biosciences and Non-Core segments, of which $657 million related to the U.S. and the remaining $518 million related to foreign operations.

In 2018, the domestic and foreign components of "(Loss) income from continuing operations before income taxes" included a $76 million and $1 million charge, respectively, recognized in "Cost of sales" related to the fair value step-up of inventories assumed in the Merger and the acquisition of the H&N Business. See Note 3 for additional information.

In 2017, the domestic and foreign components of "(Loss) income from continuing operations before income taxes" included a $620 million and $735 million charge, respectively, recognized in "Cost of sales" related to the fair value step-up of inventories assumed in the Merger and the acquisition of the H&N Business. See Notes 3 for additional information.

Additionally, global pre-tax earnings from continuing operations for the year ended December 31, 2019, 2018 and 2017 includes transaction costs associated with the Merger and Distributions of $1,342 million, $1,887 million, and $1,007 million, respectively.

Reconciliation to U.S. Statutory Rate	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Equity earning effect	1.3	(1.0)	0.2
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	3.4	(5.2)	2.4
U.S. tax effect of foreign earnings and dividends	(4.3)	(3.4)	(2.6)
Unrecognized tax benefits	(10.0)	(0.8)	—
Acquisitions, divestitures and ownership restructuring activities [1,2]	30.3	6.2	16.6
Exchange gains/losses [3]	(4.4)	0.9	(5.9)
Impact of Enactment of U.S. Tax Reform [4]	10.8	(0.5)	71.2
State and local income taxes	(33.2)	4.1	2.5
Change in valuation allowance	(6.8)	5.2	(0.6)
Goodwill impairment	(51.2)	—	—
Excess tax benefits from stock-based compensation	0.1	(1.4)	0.2
Other - net [5]	13.5	7.5	(3.7)
Effective tax rate	(29.5)%	32.6%	115.3%

1.	See Notes 3 and 4 for additional information.

2.
Includes a net tax benefit of $102 million, a net tax charge of $25 million and a net tax benefit of $261 million related to internal entity restructuring for the years ended December 31, 2019, 2018 and 2017, respectively.

3.
Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized. Further information about the Company's foreign currency hedging program is included in Note 22 under the heading Foreign Currency Risk.

4.
Includes a net tax benefit of $65 million relating to the Company's change in estimate with respect to the portion of the one time transition tax for the taxable year ending December 31, 2018 for Historical Dow.

5.	Includes a net tax benefit of $41 million in the year ended December 31, 2019 related to certain tax benefits for positions taken on items from prior years.

Deferred Tax Balances at December 31,	2019	2018
(In millions)
Deferred tax assets:
Tax loss and credit carryforwards [1]	$776	$678
Pension and postretirement benefit obligations	245	293
Other accruals and reserves	65	120
Other – net	169	20
Gross deferred tax assets	$1,255	$1,111
Valuation allowances [1]	(634)	(593)
Total deferred tax assets	$621	$518

Deferred tax liabilities:
Unrealized exchange gains (losses), net	$(1)	$(1)
Inventory	(9)	(25)
Investments	(341)	(457)
Property	(796)	(792)
Intangibles	(2,752)	(2,977)
Total deferred tax liabilities	$(3,899)	$(4,252)
Total net deferred tax liability	$(3,278)	$(3,734)

1.	Primarily related to recorded tax benefits and the realization of tax loss and carryforwards from operations in the United States, Luxembourg and Asia Pacific.

Included in the 2019 deferred tax asset and liability amounts above is $1,142 million of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries own in aggregate 100% of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC are included in the Consolidated Financial Statements of the Company.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2019	2018
Operating loss carryforwards
Expire within 5 years	$43	$22
Expire after 5 years or indefinite expiration	602	624
Total operating loss carryforwards	$645	$646
Tax credit carryforwards
Expire within 5 years	$8	$3
Expire after 5 years or indefinite expiration	123	29
Total tax credit carryforwards	$131	$32
Total Operating Loss and Tax Credit Carryforwards	$776	$678

Total Gross Unrecognized Tax Benefits	2019	2018	2017
(In millions)
Total unrecognized tax benefits at January 1,	$1,062	$994	$231
Decreases related to positions taken on items from prior years	(149)	(51)	(6)
Increases related to positions taken on items from prior years	53	142	46
Increases related to positions taken in the current year [1]	57	11	747
Settlement of uncertain tax positions with tax authorities	—	(13)	(11)
Decreases due to expiration of statutes of limitations	—	(6)	(14)
Exchange (gain) loss	(3)	(15)	1
Spin-offs of Dow and Corteva	(652)	—	—
Total unrecognized tax benefits at December 31, [2]	$368	$1,062	$994
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$196	$148	$210
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$9	$1	$1
Total accrual for interest and penalties associated with unrecognized tax benefits	$12	$154	$157

1.	The 2017 balance includes $709 million assumed in the Merger.

2.	Total unrecognized tax benefits at December 31, 2018 and 2017 include $758 million and $722 million of benefits related to discontinued operations.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2019	Earliest Open Year
Jurisdiction
Brazil	2015
Canada	2015
China	2010
Denmark	2014
Germany	2010
Japan	2013
The Netherlands	2014
Switzerland	2015
United States:
Federal income tax [1]	2012
State and local income tax	2007
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to Historical EID.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,823 million at December 31, 2019. In addition, the U.S. federal tax imposed by The Act on all accumulated unrepatriated earnings through December 31, 2017, The Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings at December 31, 2019 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
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

The following tables provide earnings per share calculations for the years ended December 31, 2019, 2018 and 2017:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2019	2018	2017
(Loss) Income from continuing operations, net of tax	$(614)	$405	$233
Net income from continuing operations attributable to noncontrolling interests	30	39	16
Net income from continuing operations attributable to participating securities [1]	1	17	13
(Loss) Income from continuing operations attributable to common stockholders	$(645)	$349	$204
Income from discontinued operations, net of tax	1,214	3,595	1,058
Net income from discontinued operations attributable to noncontrolling interests	72	116	116
Income from discontinued operations attributable to common stockholders	1,142	3,479	942
Net income attributable to common stockholders	$497	$3,828	$1,146

Earnings Per Share Calculations - Basic Dollars per share	2019	2018	2017
(Loss) Income from continuing operations attributable to common stockholders	$(0.86)	$0.46	$0.39
Income from discontinued operations attributable to common stockholders	1.53	4.54	1.79
Net income attributable to common stockholders [2]	$0.67	$4.99	$2.18

Earnings Per Share Calculations - Diluted Dollars per share	2019	2018	2017
(Loss) Income from continuing operations attributable to common stockholders	$(0.86)	$0.45	$0.38
Income from discontinued operations attributable to common stockholders	1.53	4.51	1.77
Net income attributable to common stockholders [2]	$0.67	$4.96	$2.15

Share Count Information Shares in Millions	2019	2018	2017
Weighted-average common shares - basic [3]	746.3	767.0	526.6
Plus dilutive effect of equity compensation plans [3]	—	4.8	6.1
Weighted-average common shares - diluted [3]	746.3	771.8	532.7
Stock options and restricted stock units excluded from EPS calculations [4]	3.3	3.2	0.5
1. Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.
3. As a result of the Merger, the share amounts for the year ended December 31, 2017 reflect a weighted averaging effect of Historical Dow shares outstanding prior to August 31, 2017 and DowDuPont shares outstanding on and after August 31, 2017.
4. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2019	December 31, 2018
Accounts receivable – trade [1]	$2,954	$2,891
Notes receivable – trade	53	69
Other [2]	795	431
Total accounts and notes receivable - net	$3,802	$3,391

1.
Accounts receivable – trade is net of allowances of $9 million at December 31, 2019 and $10 million at December 31, 2018. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

Inventories	December 31, 2019	December 31, 2018
In millions
Finished goods	$2,621	$2,495
Work in process	855	833
Raw materials	599	560
Supplies	244	219
Total inventories	$4,319	$4,107

Effective June 1, 2019, after the Corteva Distribution, the Company changed its method of valuing certain inventories of the specialty products business from the LIFO method to the average cost method. Management believes that the change in accounting is preferable as it results in a consistent method to value inventory across all regions of the business, it improves comparability with industry peers, and it more closely resembles the physical flow of inventory. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in an increase to "(Accumulated Deficit) Retained Earnings" of $21 million as of January 1, 2017.

In addition, certain financial statement line items in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017 were adjusted as follows:

Consolidated Statement of Operations	For the Year Ended December 31, 2017
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Cost of sales	$9,158	$9,558	$400
Benefit from income taxes on continuing operations	$(1,659)	$(1,758)	$(99)
Income from continuing operations, net of tax	$534	$233	$(301)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements for the year then ended December 31, 2018 and at December 31, 2018:

Consolidated Statement of Operations	For the Year Ended December 31, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Cost of sales	$15,308	$15,302	$(6)
Provision for income taxes on continuing operations	$190	$195	$5
Income from continuing operations, net of tax	$404	$405	$1

Consolidated Balance Sheet	December 31, 2018
In millions	As Computed under LIFO	As Computed under Average Cost	Effect of Change
Inventories	$4,472	$4,107	$(365)
Deferred income tax liabilities	$3,998	$3,912	$(86)
Retained earnings	$30,536	$30,257	$(279)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements for the year then ended December 31, 2019 and at December 31, 2019:

Consolidated Statement of Operations	For the Year Ended December 31, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Cost of sales	$14,058	$14,056	$(2)
Provision for income taxes on continuing operations	$139	$140	$1
Loss from continuing operations, net of tax	$(615)	$(614)	$1

Consolidated Balance Sheet	December 31, 2019
In millions	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Inventories	$4,702	$4,319	$(383)
Deferred income tax liabilities	$3,604	$3,514	$(90)
Accumulated deficit	$(8,107)	$(8,400)	$(293)

There was no impact on cash provided by (used from) operating activities for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 as a result of the above policy change.

Basic and diluted earnings per share from continuing operations were not materially affected for the years ended December 31, 2019 and December 31, 2018 as a result of the above accounting policy change. The impact on basic and diluted earnings per share from continuing operations was $(0.57) for the year ended December 31, 2017 as a result of the above accounting policy change.

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2019	December 31, 2018
In millions
Land and land improvements	1	-	25	$798	$944
Buildings	1	-	40	2,775	2,581
Machinery, equipment, and other	1	-	25	9,887	9,133
Construction in progress				1,652	1,458
Total property, plant and equipment				$15,112	$14,116
Total accumulated depreciation				$4,969	$4,199
Total property, plant and equipment - net				$10,143	$9,917

In millions	2019	2018	2017
Depreciation expense	$1,016	$1,126	$555

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the Consolidated Balance Sheets, and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at December 31,	2019	2018
In millions
Investment in nonconsolidated affiliates	$1,204	$1,745
Accrued and other current liabilities	(85)	(81)
Other noncurrent obligations	(358)	(495)
Net investment in nonconsolidated affiliates	$761	$1,169

Dividends Received from Nonconsolidated Affiliates	2019	2018	2017
In millions
Dividends from nonconsolidated affiliates	$191	$318	$237

Subsequent to the Distributions, the Company maintained an ownership interest in 22 nonconsolidated affiliates, with ownership interest (direct and indirect) ranging from 49 percent to 50.1 percent at December 31, 2019. The following table reflects the Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at December 31, 2019:

	Country	Ownership Interest
		2019
The HSC Group:
DC HSC Holdings LLC [1]	United States	50.0%
Hemlock Semiconductor L.L.C.	United States	50.1%

1.	DC HSC Holdings LLC holds an 80.5 percent percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

Sales to nonconsolidated affiliates represented less than 3 percent of total net sales for the year ended December 31, 2019 and 2018, and approximately 4 percent of total net sales for the year ended December 31, 2017. Sales to nonconsolidated affiliates are primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this raw material to the HSC Group are reflected in Non-Core. Purchases from nonconsolidated affiliates represented less than 2 percent of “Cost of sales” in 2019, 2018, and 2017.

HSC Group
The carrying value of the Company's investments in the HSC Group, which represents Hemlock Semiconductor L.L.C. and DC HSC Holdings LLC, was adjusted as a result of the HSC Group's adoption of Topic 606 on January 1, 2019 in accordance with the effective date of Topic 606 for non-public companies. The resulting impact to the Company's investments in the HSC Group was a reduction to "Investment in nonconsolidated affiliates" of $71 million and an increase to "Other noncurrent obligations" of $168 million, as well as an increase to "Deferred income tax assets" of $56 million and a reduction to "(Accumulated Deficit) Retained earnings" of $183 million in the Consolidated Balance Sheet at January 1, 2019.

The Company's investment in and equity earnings from the HSC Group are shown in the tables below:

Investment in the HSC Group at December 31,		Investment
In millions	Balance Sheet Classification	2019	2018
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(358)	$(495)
DC HSC Holdings LLC	Investment in nonconsolidated affiliates	$87	$535

Equity Earnings in the HSC Group	2019	2018	2017
In millions
Equity in earnings	$29	$389	$354

The following is summarized financial information for the HSC Group:

Summarized Balance Sheet Information at December 31,	2019	2018
In millions
Current assets	$1,011	$1,184
Noncurrent assets	420	1,424
Total assets	$1,431	$2,608
Current liabilities	$415	$543
Noncurrent liabilities	1,515	1,719
Total liabilities	$1,930	$2,262
Noncontrolling interests	$42	$259

Summarized Income Statement Information	2019	2018	2017
In millions
Revenues [1]	$779	$1,158	$1,716
Costs of sales [1]	$512	$686	$1,247
(Loss) Income from continuing operations before income taxes [2]	$(116)	$787	$771
Net income	$51	$750	$744

1.
Includes sales and cost of sales of $112 million, $206 million, and $312 million for 2019, 2018, and 2017, respectively, that have not been eliminated between Hemlock Semiconductor L.L.C and DC HSC Holdings in the presentation of the summarized income statement information above.

2.
2019 includes asset impairment charges of approximately $1,170 million, primarily related to fixed assets and inventory, offset partially by benefits associated with customer contract settlements of approximately $820 million recorded as other operating income/expense, net. 2018 and 2017 includes customer contract settlements of approximately $460 million and $430 million, respectively.

Summarized financial information for the Company's other nonconsolidated equity method investments is presented below:

Summarized Balance Sheet Information at December 31,	2019	2018
In millions
Current assets	$712	$743
Noncurrent assets	574	582
Total assets	$1,286	$1,325
Current liabilities	$586	$603
Noncurrent liabilities	54	56
Total liabilities	$640	$659

Summarized Income Statement Information	2019	2018	2017
In millions
Revenues	$882	$1,285	$624
Costs of sales	$680	$970	$473
Income from continuing operations before income taxes	$110	$154	$73
Net income	$93	$135	$64

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018. After the completion of the Distributions, the Company changed its reportable segments. Prior year data has been updated to conform with the current year presentation for changes in reportable segments discussed in Note 24.

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2017	$7,100	$12,560	$6,870	$6,595	$1,695	$34,820
Measurement period adjustments - Merger	57	(115)	162	198	(86)	216
Measurement period adjustments - H&N Business [1]	—	14	—	—	—	14
Currency Translation Adjustment	(44)	(350)	(65)	(85)	—	(544)
Other	—	—	—	(10)	—	(10)
Balance at December 31, 2018 [2]	$7,113	$12,109	$6,967	$6,698	$1,609	$34,496
Impairments	—	(933)	—	—	(242)	(1,175)
Goodwill Recognized for S&C Acquisitions	—	—	—	54	—	54
Currency Translation Adjustment	(21)	(127)	(36)	(41)	—	(225)
Other	—	(37)	—	—	38	1
Balance at December 31, 2019	$7,092	$11,012	$6,931	$6,711	$1,405	$33,151

1.
On November 1, 2017, Historical EID acquired FMC's H&N Business. The excess of the consideration for the H&N Business over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $732 million of goodwill, of which $14 million was recorded in 2018 as a measurement period adjustment.

2.	The prior year amounts have been revised for a reclassification of allocated goodwill between reporting units.

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

In connection with the analyses described above, the Company recorded aggregate, pre-tax, non-cash impairment charges of $1,175 million for the year ended December 31, 2019 impacting the Nutrition & Biosciences and Non-Core segments. As part of this analysis, the Company determined that the fair value of its Industrial Biosciences reporting unit was below carrying value resulting in a pre-tax, non-cash goodwill impairment charge of $933 million. The Industrial Biosciences reporting unit, part of the Nutrition & Biosciences segment prior to the Second Quarter Segment Realignment, was comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. Revised financial projections of the Industrial Biosciences reporting unit reflected unfavorable market conditions, driven by slowed demand in the biomaterials business unit which was realigned to the new Non-Core segment effective June 1, 2019, coupled with challenging conditions in U.S. bioethanol markets. These revised financial projections resulted in a reduction in the long-term forecasts of sales and profitability as compared to prior projections. The $242 million in goodwill impairment charges impacting the Non-Core segment also relates to multiple reporting units comprised solely of Historical EID assets and liabilities, the carrying values of which were measured at fair value in connection with the Merger, and thus considered at risk for impairment. The impairment charges impacting Non-Core were determined through utilization of the market approach which was considered most appropriate as the Company continues to evaluate strategic options for these businesses. As a result of the impairment, these Non-Core reporting units' carrying value are indicative of fair value and are at risk to have impairment charges in future periods.

The Company analyses above used discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue, EBITDA margins, the weighted average cost of capital, the terminal growth rate, and tax rates. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach (utilizes Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

In the fourth quarter of 2019, the Company performed quantitative testing on all of its reporting units and determined that no further impairments existed. The Company used a combination of discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (a form of the market approach). The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue, EBITDA margins, the weighted average cost of capital, the terminal growth rate, derived multiples from comparable market transactions and other market data. As of the fourth quarter testing date, a reporting unit within the Electronics & Imaging segment had limited headroom between the estimated fair value and the carrying value. Subsequent to the fourth quarter testing date, in connection with the Electronics & Imaging realignment of its product lines, this reporting unit is now a part of different reporting unit. The new reporting unit is not considered at risk for impairment.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,343	$(1,361)	$2,982	$4,362	$(1,010)	$3,352
Trademarks/tradenames [1]	2,433	(455)	1,978	1,245	(328)	917
Customer-related	8,986	(2,229)	6,757	9,029	(1,720)	7,309
Other	303	(98)	205	306	(114)	192
Total other intangible assets with finite lives	$16,065	$(4,143)	$11,922	$14,942	$(3,172)	$11,770
Intangible assets with indefinite lives:
IPR&D	$—	$—	$—	$15	$—	$15
Trademarks/tradenames [1]	1,671	—	1,671	2,870	—	2,870
Total other intangible assets	$1,671	$—	$1,671	$2,885	$—	$2,885
Total	$17,736	$(4,143)	$13,593	$17,827	$(3,172)	$14,655

1.
During the fourth quarter of 2019, the Company entered into a definitive agreement to separate the N&B Business. As a result of the announcement, the Company reclassified $1.2 billion of indefinite-lived tradenames to definite-lived tradenames.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	December 31, 2019	December 31, 2018 [1]
In millions
Electronics & Imaging	$1,833	$2,046
Nutrition & Biosciences	4,377	4,771
Transportation & Industrial	3,590	3,833
Safety & Construction	3,082	3,244
Non-Core	711	761
Total	$13,593	$14,655

1.	The prior year amounts reflect a reclassification of allocated intangibles between reporting segments.

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	2019	2018	2017
In millions
Other intangible assets	$1,050	$1,044	$505

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2020	$2,131
2021	$1,010
2022	$991
2023	$954
2024	$853

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarize the Company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations
In millions	December 31, 2019	December 31, 2018
Commercial paper	$1,829	$—
Notes payable to banks and other lenders	—	4
Long-term debt due within one year [1,2]	2,001	11
Total short-term borrowings and finance lease obligations	$3,830	$15

1.	Presented net of current portion of unamortized debt issuance costs.
2. Includes finance lease obligations of $1 million due within one year.

The weighted-average interest rate on notes payable and commercial paper at December 31, 2019 and December 31, 2018 was 2.79 percent and 8.25 percent, respectively. The decrease in the interest rate from 2018 is primarily due to commercial paper issuance at lower interest rates. The Company issued $1,829 million of commercial paper for the year ended December 31, 2019, of which approximately $1,400 million was issued in anticipation of the Corteva Distribution (the “Funding CP Issuance”).

Long-Term Debt	December 31, 2019		December 31, 2018
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Final maturity 2020	$2,000	3.48%	$2,000	3.68%
Final maturity 2023	2,800	4.08%	2,800	4.16%
Final maturity 2024 and thereafter	7,900	4.98%	7,900	4.98%
Other facilities:
Term loan due 2022	3,000	2.86%	—	—%
Other loans	10	4.20%	14	4.32%
Finance lease obligations	3		25
Less: Unamortized debt discount and issuance costs	95		104
Less: Long-term debt due within one year [1,2]	2,001		11
Total	$13,617		$12,624

1.	Presented net of current portion of unamortized debt issuance costs.

2.	Includes finance lease obligations of $1 million due within one year.

Principal payments of long-term debt for the five succeeding fiscal years is as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2019	Total
In millions
2020	$2,005
2021	$5
2022	$3,003
2023	$2,800
2024	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 23. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $15,220 million and $13,080 million at December 31, 2019 and December 31, 2018, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2019
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Term Loan Facility	May 2019	$3,000	$—	May 2022	Floating Rate
Revolving Credit Facility, Five-year	May 2019	3,000	2,978	May 2024	Floating Rate
364-day Revolving Credit Facility	June 2019	750	750	June 2020	Floating Rate
Total Committed and Available Credit Facilities		$6,750	$3,728

Senior Notes
In contemplation of the Distributions and in preparation to achieve the intended credit profiles of Corteva, Dow and DuPont, in the fourth quarter of 2018, the Company consummated a public underwritten offer of eight series of senior unsecured notes (the "2018 Senior Notes") in an aggregate principal amount of $12.7 billion. The 2018 Senior Notes are a senior unsecured obligation of the Company and will rank equally with the Company's future senior unsecured debt outstanding from time to time. On November 1, 2018, the Company announced a $3 billion share buyback program, which expired on March 31, 2019. In the first quarter of 2019, proceeds from the 2018 Senior Notes were used to purchase $1.6 billion of shares. As a result, the share buyback program was complete at March 31, 2019.

Term Loan and Revolving Credit Facilities
In May 2019, the Company fully drew the two term loan facilities it entered into in the fourth quarter of 2018 (the “Term Loan Facilities”) in the aggregate principal amount of $3,000 million. In May 2019, the Company amended its $3,000 million five-year revolving credit facility (the “Five-Year Revolver”) entered into in the fourth quarter of 2018 to become effective and available as of the amendment. In addition, in June 2019, the Company entered into a $750 million, 364-day revolving credit facility (the "364-day Revolving Credit Facility"). The Company intends to renew the 364-Day Revolving Credit Facility on or prior to expiration.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $566 million at December 31, 2019. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $127 million at December 31, 2019. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Term Loan
Facilities, the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2019, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at December 31, 2019.

Nutrition & Biosciences Financing
In connection with the Proposed N&B Transaction, DuPont and Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $7.5 billion (the “Bridge Loans”) to secure committed financing for the Special Cash Payment and related financing fees. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.
In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion. The remaining $6.25 billion is expected to be funded through the N&B Notes Offering and/or the Bridge Loans. The proceeds from drawdowns on the term loan facilities and the N&B Notes Offering, if any, and/or Bridge Loans would be used to make the Special Cash Payment and to pay the related transaction fees and expenses. The commitments under the Bridge Letter and the availability of funding under the term loan are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the proposed transaction with IFF.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
As of December 31, 2019, the Company had recorded liabilities of $20 million associated with litigation matters and $77 million associated with environmental matters. These recorded liabilities include the Company’s indemnification obligations to each of Dow and Corteva.

Under the Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at December 31, 2019, DuPont has recorded (i) a liability of $35 million (although it is reasonably possible that the ultimate cost could range up to $108 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $3 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $58 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

The liabilities allocated to and assumed by Dow and Corteva are reflected as discontinued operations of the Company at December 31, 2018. Such liabilities assumed by Dow as of the consummation of the Dow Distribution on April 1, 2019 include the following: Asbestos-Related Matters of Union Carbide Corporation, Urethane Matters, Rocky Flats Matter, Dow Silicones Chapter 11 Related Matters, Midland Off-Site Environmental Matters, Dow Silicones Midland, Michigan, Freeport, Texas, Plaquemine, Louisiana and St. Charles, Louisiana Steam-Assisted Flares Matters, Freeport, Texas, Facility Matter, Mt. Meigs, Alabama Matter, Union Carbide Matter and Union Carbide - Seadrift, Texas and, with indemnity from DuPont and Corteva, the Sabine Plant, Orange Texas-EPA Multimedia Inspection. Such liabilities assumed by Corteva as of the consummation of the Corteva Distribution on June 1, 2019, include the following: La Porte Plant, La Porte, Texas - Crop Protection-Release Incident Investigation and La Porte Plant, La Porte, Texas - EPA Multimedia Inspection.

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

Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at December 31, 2019. Therefore, at December 31, 2019, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

PFAS Stray Liabilities
DuPont expects to continue to incur costs and expenses such as attorneys’ fees and expenses and court costs in connection with the matters described below, which the Company will expense as incurred in accordance with its accounting policy for litigation matters.

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

In 2017, Historical EID and Chemours amended the Chemours Separation Agreement to provide for a limited sharing of potential future PFOA liabilities for a five-year period that began on July 6, 2017. The amended agreement provides that during that five-year period, Chemours will annually pay the first $25 million of future PFOA liabilities and, if that amount is exceeded, Historical EID will pay any excess amount up to the next $25 million, with Chemours annually bearing any excess liabilities above that amount. If Historical EID were required to pay PFOA liabilities pursuant to the amended agreement, fifty percent of such obligation would be borne by the Company in accordance with the Letter Agreement. In connection with the foregoing, the Company has not recorded or paid a PFOA liability. At the end of the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the Chemours Separation Agreement will continue unchanged.

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, have filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction and have initiated an arbitration of the dispute as required under the Chemours Separation Agreement. In December 2019, following argument, the Delaware Court of Chancery stayed arbitration pending resolution of the motion to dismiss. The court is expected to rule on the motion in the first quarter of 2020. Indemnifiable Losses related to the Chemours suit are PFAS Stray Liabilities subject to the sharing arrangement between DuPont and Corteva, described above. The Company believes the probability of a final unappealable judgment of liability with respect to the Chemours suit to be remote; the defendants continue to vigorously defend full indemnity rights as set forth in the Chemours Separation Agreement.

PFAS Matters
Historical EID is a party to legal proceedings relating to the use of PFOA and PFCs by its former Performance Chemicals segment. Indemnifiable Losses related to PFAS liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement generally are PFAS Stray Liabilities subject to the sharing arrangement between DuPont and Corteva, described above.

Generally, Chemours, with reservations, including as to alleged fraudulent conveyance and voidable transactions, is defending and indemnifying Historical EID in the PFAS Matters discussed below. Although Chemours has refused the tender of the Company’s defense in the limited actions in which the Company has been named, DuPont believes it is remote that it will ultimately incur a liability in connection with these PFAS Matters.

Personal Injury and Other PFAS Actions
DuPont, which was formed after the spinoff of Chemours, is not named in the personal injury and other PFAS actions discussed below.

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

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and Historical EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. To date several dozen claims alleging personal injury, including kidney and testicular cancer claims, have been filed since the 2017 settlement. These claims are currently pending in the Ohio MDL. Trial of a kidney cancer claim and a testicular cancer claim began in the first quarter of 2020 and trial of additional cancer claims are scheduled to begin in June 2020.

Natural Resource Damage Claims and Other Claims for Environmental Damages
In addition to the actions described above, there are about 100 cases alleging damages to natural resources, the environment and/or property as well as various other allegations. DuPont which is named in certain of these actions as discussed below, is increasingly named in suits filed since May 2019.

Drinking Water
Since May 2017, a number of municipal water districts and state attorneys general have filed lawsuits against Historical EID, Chemours, 3M, and others, claiming contamination of public water systems by certain PFAS compounds. Such actions are currently pending in Ohio, Michigan, New Jersey, New Hampshire, New York, and Vermont. Generally, the states seek economic impact damages for alleged harm to natural resources, punitive damages, and present and future costs to cleanup contamination from certain PFAS compounds and to abate the alleged nuisance.

DuPont is a named party in the New Jersey suit related to its site in Parlin, New Jersey. In addition, the New Jersey Attorney General and New Jersey State Department of Environmental Protection filed two directives, one of which names DuPont. The directives seek information on the historical and current use of PFAS. DuPont is also a named party to the Vermont suit and the Michigan suit. The amended complaints in the New Jersey and Vermont cases and the complaint filed by Michigan include additional causes of action based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to spinning off Chemours resulted in a fraudulent conveyance or voidable transaction.

Lawsuits have been filed by residents and several water districts against Historical EID and Chemours in New York federal and state courts, including a putative class action, alleging exposure to PFOA from third-party defendant manufacturing operations and seeking compensatory, consequential and punitive damages, medical monitoring and attorneys’ fees, expenses and interest.

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

Aqueous Film Forming Foam
As of January 2020, more than 200 cases have been filed in various federal and state courts alleging contamination of neighboring drinking and groundwater from the use of aqueous film forming foam to fight fires on military installations, air force bases, commercial airports and refineries. The majority of these cases have been transferred, or will be transferred, to a multi-district litigation docket in federal district court in South Carolina (the “SC MDL”). Historical EID and Chemours are named in about 150 of these cases, approximately 100 of which also name the Company. The number of cases filed that name as a defendant, the Company, among others including Historical EID and Chemours, has increased significantly since May 2019. In addition, most of these more recent cases were filed directly in the SC MDL and include allegations that exposure to PFAS caused kidney, testicular and other cancers principally in firefighters. 3M and several foam manufacturers are also named defendants in the SC MDL cases. The claims against Historical EID and Chemours involve alleged sales of PFOA and PFOS products to foam manufacturers, including 3M, who are also defendants in the SC MDL. Historical EID and the Company have never made or sold aqueous film forming foam, PFOS or PFOS containing products.

Additionally, a case filed by a former firefighter is pending in the Southern District of Ohio seeking certification of a nationwide class of individuals who have detectable levels of PFAS in their blood serum. The suit was filed against 3M and several other defendants in addition to Chemours and Historical EID. The complaint specifically seeks, among other things, the creation of a “PFAS Science Panel” to study the effects of PFAS, but expressly states that the class does not seek compensatory damages for personal injuries. In February 2020, the court denied the defendants' motion to transfer this case to the SC MDL.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2019, the Company had accrued obligations of $77 million for probable environmental remediation and restoration costs, inclusive of $35 million retained and assumed following the Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $170 million above the amount accrued at December 31, 2019. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2018, the Company had accrued obligations of $51 million for probable environmental remediation and restoration costs.

Pursuant to the Separation and Distribution Agreement, the Company is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $77 million as of December 31, 2019 includes amount for which the Company indemnifies Dow and Corteva. At December 31, 2019, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At December 31, 2019 and December 31, 2018, the Company had directly guaranteed $187 million and $199 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 19 percent of the $22 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at December 31, 2019	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2020	$22
Obligations for non-consolidated affiliates[2]:
Bank borrowings	2020	165
Total guarantees		$187
1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. Of the total maximum future payments, $22 million had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 17 - LEASES
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

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheet other than certain finance leases that include the maximum residual value guarantee amount in the measurement of the related liability given the election to use the package of practical expedients at the date of adoption. At December 31, 2019, the Company has future maximum payments for residual value guarantees in operating leases of $19 million with final expirations through 2031. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the year ended December 31, 2019 were as follows:

In millions	2019
Operating lease cost	$182
Finance lease cost
Amortization of right-of-use assets	4
Interest on lease liabilities	—
Total finance lease cost	$4
Short-term lease cost	5
Variable lease cost	22
Less: Sublease income	23
Total lease cost	$190

Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184
Financing cash flows from finance leases	$3
Gain on sale-leaseback transactions, net	$17

New operating lease assets and liabilities entered into during the year ended December 31, 2019 were $117 million. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2019
Operating Leases
Operating lease right-of-use assets[1]	$556
Current operating lease liabilities[2]	138
Noncurrent operating lease liabilities[3]	416
Total operating lease liabilities	$554

Finance Leases
Property, plant, and equipment, gross	$13
Accumulated depreciation	6
Property, plant, and equipment, net	$7
Short-term borrowings and finance lease obligations	$1
Long-Term Debt	2
Total finance lease liabilities	$3

1.	Included in "Deferred charges and other assets" in the Consolidated Balance Sheet.

2.	Included in "Accrued and other current liabilities" in the Consolidated Balance Sheet.

3.	Included in "Other noncurrent obligations" in the Consolidated Balance Sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.18
Finance leases	4.52
Weighted average discount rate
Operating leases	3.28%
Finance leases	3.35%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2019	Operating Leases	Finance Leases
In millions
2020	$148	$1
2021	121	1
2022	100	1
2023	58	—
2024	42	—
2025 and thereafter	146	1
Total lease payments	$615	$4
Less: Interest	61	1
Present value of lease liabilities	$554	$3

Supplemental Information for Comparative Periods
As of December 31, 2018, prior to the adoption of Topic 842, future minimum payments under operating leases remaining non-cancelable lease terms in excess of one year were as follows:

Minimum Lease Commitments at December 31, 2018
In millions
2019	$654
2020	497
2021	418
2022	363
2023	297
2024 and thereafter	1,063
Total	$3,292
Total minimum lease commitments from discontinued operations	2,980
Total minimum lease commitments from continuing operations	$312

Rental expense under operating leases, net of sublease rental income, was $142 million in 2018 and $69 million in 2017.

NOTE 18 - STOCKHOLDERS' EQUITY
On May 23, 2019, stockholders of DowDuPont approved a 1-for-3 reverse stock split of DowDuPont shares of common stock with par value of $0.01 per share, which became effective immediately following the Corteva Distribution on June 1, 2019. All comparable periods presented have been retrospectively revised to reflect this change.

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. For the year ended December 31, 2019, the Company had repurchased and retired 10.8 million shares under this program at a total cost of $750 million.

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

The following table provides a reconciliation of Historical Dow Common Stock activity for the year ended December 31, 2017:

Shares of Historical Dow Common Stock [1]	Issued	Held in Treasury
In thousands
Balance at January 1, 2017	414,265	10,554
Issued [2]	—	(4,732)
Converted to DowDuPont shares or canceled on August 31, 2017 [3]	(414,265)	(5,822)
Balance at August 31, 2017	—	—

1.	Share amounts were adjusted to reflect the 1-for-3 reverse stock split.

2.	Shares issued to employees and non-employee directors under Historical Dow's equity compensation plans.

3.
Each share of Historical Dow Common Stock issued and outstanding immediately prior to the Merger was converted into one share of DuPont Common Stock; Treasury shares were canceled as a result of the Merger.

The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2019, 2018 and 2017:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at September 1, 2017	779,512	—
Issued	973	—
Repurchased	—	4,708
Balance at December 31, 2017	780,485	4,708
Issued	3,658	—
Repurchased	—	23,110
Balance at December 31, 2018	784,143	27,818
Issued	2,656	—
Repurchased	—	20,416
Retired [1]	(48,234)	(48,234)
Balance at December 31, 2019	738,565	—

1.	Includes the June 2019 retirement of the outstanding treasury stock.

Retained Earnings
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2019, 2018, and 2017 are summarized in the following table:

Dividends Declared and Paid	2019	2018	2017 [1]
In millions
Dividends declared to common stockholders	$1,611	$3,491	$2,558
Dividends paid to common stockholders	$1,611	$3,491	$3,394

1.
Dividends declared consists of $1,673 million declared to Historical Dow common stockholders prior to the Merger and $885 million declared to DowDuPont common stockholders after the Merger. Dividends paid consists of $2,179 million paid to Historical Dow common stockholders and $330 million paid to Historical EID common stockholders for dividends declared prior to the Merger, and $885 million paid to DowDuPont common stockholders for dividends declared after the Merger.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $790 million at December 31, 2019 and $1,760 million at December 31, 2018.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2019, 2018, and 2017:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2017
Balance at January 1, 2017	$43	$(2,381)	$(7,389)	$(95)	$(9,822)
Other comprehensive income (loss) before reclassifications	25	454	52	(1)	530
Amounts reclassified from accumulated other comprehensive income (loss)	(71)	(8)	414	(15)	320
Net other comprehensive income (loss)	$(46)	446	466	(16)	$850
Balance at December 31, 2017	$(3)	(1,935)	(6,923)	(111)	$(8,972)
2018
Balance at January 1, 2018 [1]	$17	$(1,935)	$(6,923)	$(111)	$(8,952)
Other comprehensive income (loss) before reclassifications	(74)	(1,739)	(1,086)	(15)	(2,914)
Amounts reclassified from accumulated other comprehensive income (loss)	7	(4)	460	66	529
Net other comprehensive income (loss)	$(67)	$(1,743)	$(626)	$51	$(2,385)
Reclassification of stranded tax effects [2]	$(1)	$(107)	$(927)	$(22)	$(1,057)
Balance at December 31, 2018	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
2019
Other comprehensive income (loss) before reclassifications	68	(446)	(206)	(43)	(627)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	141	(15)	107
Net other comprehensive income (loss)	$67	$(464)	$(65)	$(58)	$(520)
Spin-offs of Dow and Corteva	$(16)	$3,179	$8,196	$139	$11,498
Balance at December 31, 2019	$—	$(1,070)	$(345)	$(1)	$(1,416)

1.
At January 1, 2018 the balance of "Unrealized gains (losses) on investments" was increased by $20 million to reflect the impact of adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was adopted in the first quarter of 2018.

2.
Amounts reclassified to retained earnings as a result of the adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was adopted April 1, 2018. The ASU allowed a reclassification from AOCL to retained earnings for stranded tax effects resulting from The Act.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 were as follows:

Tax Benefit (Expense)	2019	2018	2017
In millions
Unrealized gains (losses) on investments	$(18)	$17	$26
Cumulative translation adjustments	(1)	(6)	(98)
Pension and other post employment benefit plans	31	152	(235)
Derivative instruments	16	(14)	(2)
Tax expense from income taxes related to other comprehensive income (loss) items	$28	$149	$(309)

A summary of the reclassifications out of AOCL for the years ended December 31, 2019, 2018, and 2017 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2019	2018	2017	Income Classification
In millions
Unrealized (gains) losses on investments	$(1)	$9	$(110)	See (1) below
Tax expense (benefit)	—	(2)	39	See (2) below
After tax	$(1)	$7	$(71)
Cumulative translation adjustments	$(18)	$(4)	$(8)	See (3) below
Pension and other post employment benefit plans	$174	$599	$607	See (4) below
Tax benefit	(33)	(139)	(193)	See (2) below
After tax	$141	$460	$414
Derivative Instruments	$(18)	$83	$(13)	See (5) below
Tax expense (benefit)	3	(17)	(2)	See (2) below
After tax	$(15)	$66	$(15)
Total reclassifications for the period, after tax	$107	$529	$320
1. "Net sales" and "Sundry income (expense) - net."
2. "Provision for income taxes on continuing operations."
3. "Sundry income (expense) - net."
4. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other post employment benefit plans. See Note 20 for additional information.
5. "Cost of sales," "Sundry income (expense) - net" and "Interest expense."

NOTE 19 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the Consolidated Balance Sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the Consolidated Statements of Operations.

The following table summarizes the activity for equity attributable to noncontrolling interests in the years ended December 31, 2019, 2018, and 2017:

Noncontrolling Interests In millions	2019	2018	2017
Balance at beginning of period	$1,608	$1,597	$1,242
Net income attributable to noncontrolling interests	102	155	132
Distributions to noncontrolling interests [1]	(27)	(168)	(116)
Noncontrolling interests from Merger	—	61	417
Deconsolidation of noncontrolling interests [2]	—	—	(123)
Cumulative translation adjustments	12	(39)	41
Spin-off of Dow and Corteva	(1,124)	—	—
Other	(2)	2	4
Balance at end of period	$569	$1,608	$1,597

1.
Net of dividends paid to a joint venture, which were reclassified to "Equity in earnings of nonconsolidated affiliates" in the Consolidated Statements of Operations, totaled $27 million and $20 million for the years ended December 31, 2018 and 2017, respectively.

2.	On June 30, 2017, Historical Dow sold its ownership interest in the SKC Haas Display Films group of companies.

NOTE 20 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS
Historical Dow and Historical EID did not merge their defined benefit pension and other post employment benefit (OPEB) plans as a result of the Merger. See Note 3 for additional information on the Merger. In connection with the Distributions, the Historical Dow U.S. qualified defined benefit plan and the Historical EID U.S. principal qualified defined benefit plan were separated from the Company to Dow and Corteva, respectively. The defined benefit pension plans that were related to Historical Dow that were not separated with Dow or Corteva were not merged with any Historical EID plans. The Company retained a portion of pension liabilities relating to foreign benefit plans for both Historical EID and Historical Dow. The Company retained select OPEB liabilities relating to foreign Historical EID benefit plans but did not retain any Historical Dow OPEB plans. The Company also retained an immaterial portion of the non-qualified US pension liabilities and other post employment benefit plans relating to Historical EID US benefit plans. The significant defined benefit pension and OPEB plans of Historical Dow and Historical EID are summarized below.

Defined Benefit Pension Plans
Historical Dow
Historical Dow had both funded and unfunded defined benefit pension plans that covered employees in the United States and a number of other countries. The U.S. qualified plan covering the parent company was the largest plan. Benefits for employees hired before January 1, 2008, were based on length of service and the employee’s three highest consecutive years of compensation. Employees hired after January 1, 2008, earned benefits based on a set percentage of annual pay, plus interest.

The Employee Matters Agreement with Dow provides that employees of Dow no longer participate in benefit plans sponsored or maintained by the Company, and that employees of the Company no longer participate in benefit plans sponsored or maintained by Dow, as of the effective time of the Dow Distribution. The U.S. qualified plan is no longer an obligation of the Company, the fundings, maintenance and ultimate payout of the plan is the sole responsibility of Dow. Historical Dow's funding policy was to contribute to the plans when pension laws and/or economics either require or encourage funding.

The Company has both funded and unfunded defined benefit pension plans that cover employees in a number of non-US countries.

Historical EID
Historical EID had both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees. The U.S. qualified plan was the largest pension plan held by Historical EID. Most employees hired on or after January 1, 2007, were not eligible to participate in the U.S. defined benefit pension plans. The benefits under these plans were based primarily on years of service and employees' pay near retirement. Historical EID froze the pay and service amounts used to calculate pension benefits for employees who participated in the U.S. pension plans as of November 30, 2018. Therefore, as of November 30, 2018, employees that participated in the U.S. pension plans no longer accrued additional benefits for future service and eligible compensation received.

The Employee Matters Agreement with Corteva provides that employees of Corteva no longer participate in benefit plans sponsored or maintained by the Company, and that employees of the Company no longer participate in benefit plans sponsored or maintained by Corteva, as of the effective time of the Corteva Distribution. The U.S. qualified plan is no longer an obligation of the Company; the fundings, maintenance and ultimate payout of the plan is the sole responsibility of Corteva Inc. The Company has both funded and unfunded defined benefit pension plans that cover executives in the United States and employees in a number of non-US countries.

Historical EID's funding policy was consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of Historical EID's non-U.S. consolidated subsidiaries was provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. Total 2019 contributions also includes contributions to fund benefit payments for Historical EID's pension plans where funding is not customary.

DuPont
DuPont has both funded and unfunded defined benefit pension plans covering employees in a number of non-US countries that formerly relate to both Historical Dow and Historical EID. The United Kingdom qualified plan is the largest pension plan held by DuPont.

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2019, the Company contributed $697 million to its pension plans, which included $139 million of contributions to plans that were separated in connection with the Distributions. DuPont expects to contribute approximately $85 million to its pension plans in 2020.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2019	2018	2019 [1]	2018	2017 [2]
Discount rate	1.21%	3.80%	3.80%	3.26%	3.50%
Interest crediting rate for applicable benefits	1.25%	3.72%	3.72%	3.61%	3.45%
Rate of compensation increase [3]	3.14%	3.42%	3.42%	3.95%	3.88%
Expected return on plan assets	—	—	6.46%	6.68%	6.94%

1.	Includes three months of Dow activity (January - March), five months of Corteva activity (January - May) and twelve months of DuPont activity, all based on dates of the Distributions.

2.	Includes Historical EID plans subsequent to the Merger date.

3.	The December 31, 2018 rate did not include Historical EID's U.S. pension plans as employees of these plans no longer accrued additional benefits for future service and eligible compensation.

Other Post employment Benefit Plans
Historical Dow
Historical Dow provided certain health care and life insurance benefits to retired employees and survivors. Historical Dow’s plans outside of the United States were not significant; therefore, this discussion relates to the U.S. plans only. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. In general, for employees hired before January 1, 1993, the plans provide benefits supplemental to Medicare when retirees are eligible for these benefits. Historical Dow and the retiree share the cost of these benefits, with the Historical Dow portion increasing as the retiree has increased years of credited service, although there was a cap on the Historical Dow portion. Historical Dow had the ability to change these benefits at any time. Employees hired after January 1, 2008, are not covered under the plans.

The Employee Matters Agreement with Dow provides that employees of Dow no longer participate in benefit plans sponsored or maintained by the Company, and that employees of the Company no longer participate in benefit plans sponsored or maintained by Dow, as of the effective time of the Dow Distribution.

No Historical Dow other post-employment benefit plans were retained by the Company in connection with the Dow Distribution. All other post-employment benefit plans both those inside the US and those outside, are the sole responsibility of Dow.

Historical EID
Historical EID provided medical, dental and life insurance benefits to pensioners and survivors. The associated plans for retiree benefits were unfunded and the cost of the approved claims was paid from Historical EID company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. benefit plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target for sharing of cost increases between Historical EID and pensioners and survivors. In addition, limits were applied to Historical EID's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, Historical EID provided a funded Health Reimbursement Arrangement ("HRA"). In November 2016, Historical EID announced that OPEB eligible employees who will be under the age of 50 as of November 30, 2018, as defined above, will not receive post-employment medical, dental and life insurance benefits. Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of the employee's age or pay. The majority of U.S. employees hired on or after January 1, 2007, are not eligible to participate in the post-employment medical, dental and life insurance plans.

The Employee Matters Agreement with Corteva provides that employees of Corteva no longer participate in benefit plans sponsored or maintained by the Company, and that employees of the Company no longer participate in benefit plans sponsored or maintained by Corteva, as of the effective time of the Corteva Distribution. The vast majority of U.S. other post employment benefit obligations are no longer the obligations of the Company; the fundings, maintenance and ultimate payout of the plans are the sole responsibility of Corteva Inc.

DuPont
The Company retained U.S. and foreign other post employment benefit obligations with the Canadian plan being the largest plan and accounting for the vast majority of the Company's total other post employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant.

The weighted-average assumptions used to determine other post-employment benefit obligations and net periodic benefit costs are provided below:

Weighted-Average Assumptions for Other Postretirement Benefits Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Year Ended
	2019	2018	2019 [1]	2018	2017 [2]
Discount rate	3.10%	4.23%	4.23%	3.54%	3.76%
Health care cost trend rate assumed for next year	N/A	7.15%	7.15%	6.52%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate health cost care trend rate)	N/A	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate health care cost trend rate:
Historical Dow plans	N/A	2025	2025	2025	2025
Historical EID plans	N/A	2028	2028	2023	2023

1.	Includes three months of Dow activity (January - March), five months of Corteva activity (January - May) and twelve months of DuPont activity, all based on dates of the Distributions.

2.	Includes Historical EID plans subsequent to the Merger date.

Assumptions
The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics.

Service cost and interest cost for all other plans are determined on the basis of the discount rates derived in determining those plan obligations.The discount rates utilized to measure the majority of pension and other postretirement obligations are based on the Aon AA corporate bond yield curves applicable to each country at the measurement date. DuPont utilizes the mortality tables and generational mortality improvement scales, where available, developed in each of the respective countries in which the Company holds plans.

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	Defined Benefit Pension Plans		Other Post-Employment Benefits
In millions	2019	2018	2019	2018
Change in projected benefit obligations:
Benefit obligations at beginning of year	$53,014	$57,401	$3,992	$4,377
Service cost	184	651	5	21
Interest cost	630	1,638	53	130
Plan participants' contributions	11	29	15	—
Actuarial changes in assumptions and experience	515	(2,832)	116	(185)
Benefits paid [1]	(1,247)	(3,223)	(150)	(339)
Plan amendments	(76)	34	—	—
Acquisitions/divestitures/other	20	(57)	—	—
Effect of foreign exchange rates	31	(627)	1	(12)
Termination benefits/curtailment cost/settlements	(4)	—	—	—
Spin-off of Dow	(29,285)	—	(1,462)	—
Spin-off of Corteva	(19,009)	—	(2,548)	—
Benefit obligations at end of year	$4,784	$53,014	$22	$3,992

Change in Plan Assets and Funded Status of All Plans	Defined Benefit Pension Plans		Other Post-Employment Benefits
In millions	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	$41,462	$43,685	$—	$—
Actual return on plan assets	1,191	(1,524)	—	—
Employer contributions	697	2,964	135	—
Plan participants' contributions	11	29	15	—
Benefits paid	(1,247)	(3,223)	(150)	—
Acquisitions/divestitures/other [1]	10	(7)	—	—
Effect of foreign exchange rates	60	(462)	—	—
Settlements	—	—	—	—
Spin-off of Dow	(22,626)	—	—	—
Spin-off of Corteva	(15,801)	—	—	—
Fair value of plan assets at end of year	$3,757	$41,462	$—	$—

Funded status:
U.S. plans with plan assets	$—	$(6,956)	$—	$—
Non-U.S. plans with plan assets	(315)	(2,751)	—	—
All other plans [2]	(712)	(1,845)	(22)	(3,992)
Funded status at end of year	$(1,027)	$(11,552)	$(22)	$(3,992)

1.	The 2018 impact includes the divestiture of a business with pension benefit obligations of $37 million.

2.	Certain benefit obligations are supported by funding, $16 million as of December 31, 2019 and $349 million as of December 31, 2018, under the Trust agreement, defined in the "Trust Assets" section.

The following tables summarize the amounts recognized in the consolidated balance sheets for all significant plans:

Amounts Recognized in the Consolidated Balance Sheets for All Significant Plans	Defined Benefit Pension Plans		Other Post-Employment Benefits
In millions	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$171	$14	$—	$—
Assets of discontinued operations	—	488	—	—
Accrued and other current liabilities	(47)	(69)	(1)	(1)
Pension and other postretirement benefits - noncurrent	$(1,151)	$(1,319)	$(21)	$(25)
Liabilities of discontinued operations	$—	$(10,666)	$—	$(3,966)
Net amount recognized	$(1,027)	$(11,552)	$(22)	$(3,992)

Pretax amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	$485	$11,578	$2	$(419)
Prior service credit	(47)	(207)	—	—
Pretax balance in accumulated other comprehensive loss at end of year	$438	$11,371	$2	$(419)

A significant component of the overall decrease in the Company's actuarial losses for the year ended December 31, 2019 was due to the Distributions and the spins of the Company's main US plans. The increase in the Company's actuarial losses for the year ended December 31, 2018 was primarily due to the changes in weighted-average discount rates, which increased from 3.26 percent at December 31, 2017 to 3.80 at December 31, 2018.

The accumulated benefit obligation for all pension plans was $4.5 billion and $51.4 billion at December 31, 2019 and 2018, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2019	December 31, 2018
In millions
Accumulated benefit obligations	$1,731	$47,577
Fair value of plan assets	$690	$36,803

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2019	December 31, 2018
In millions
Projected benefit obligations	$2,320	$49,742
Fair value of plan assets	$1,122	$37,687

Net Periodic Benefit Costs for All Significant Plans for the Year Ended December 31,	Defined Benefit Pension Plans			Other Post-Employment Benefits
In millions	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Costs:
Service cost [1]	$184	$651	$555	$5	$21	$17
Interest cost [2]	630	1,638	1,130	53	130	80
Expected return on plan assets [3]	(988)	(2,846)	(1,955)	—	—	—
Amortization of prior service credit [4]	(9)	(24)	(25)	—	—	—
Amortization of unrecognized (gain) loss [5]	128	649	638	(6)	(24)	(6)
Curtailment/settlement/other [6]	—	(10)	683	—	—	—
Net periodic benefit costs - Total	$(55)	$58	$1,026	$52	$127	$91
Less: Net periodic benefit costs - discontinued operations	(45)	90	1,033	50	126	92
Net periodic benefit costs - Continuing operations	$(10)	$(32)	$(7)	$2	$1	$(1)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$350	$1,490	$680	$2	$(185)	$(131)
Prior service cost	(65)	34	14	—	—	—
Amortization of prior service credit	3	24	25	—	—	—
Amortization of unrecognized gain (loss)	(7)	(649)	(638)	—	24	6
Curtailment loss	(2)	—	—	—	—	—
Settlement loss [2]	(2)	2	(687)	—	—	—
Effect of foreign exchange rates	(2)	1	—	—	—	—
Total recognized in other comprehensive (income) loss	$275	$902	$(606)	$2	$(161)	$(125)
Noncontrolling interest	$—	$—	$—	$—	$—	$—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$265	$870	$(613)	$4	$(160)	$(126)

1.
The service cost from continuing operations was $64 million, $64 million and $27 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively for pension plans. The activity from OPEBs was immaterial for all years presented.

2.
The interest cost from continuing operations was $79 million, $76 million and $25 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively for pension plans. The activity from OPEBs was immaterial for all years presented.

3. The expected return on plan assets from continuing operations was $148 million, $178 million and $60 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively for pension plans.
4. The amortization of prior year service credit from continuing operations was $3 million for the year ended December 31, 2019 and immaterial for the years ended December 31, 2018 and December 31, 2017, respectively for pension plans. The activity from OPEBs was immaterial for all years presented.
5. The amortization of unrecognized gain/loss from continuing operations was a gain of $2 million for the year ended December 31, 2019 and losses of $7 million and $1 million for the years ended December 31, 2018 and December 31, 2017, respectively for pension plans. The activity from OPEBs was immaterial for all years presented.
6. The curtailment and settlement costs from continuing operations was immaterial for the years ended December 31, 2019 and December 31, 2017, respectively for pension plans. The curtailment and settlement gain from continuing operations was $1 million for the year ended December 31, 2018 for pension plans. The activity from OPEBs was immaterial for all years presented.

Estimated Future Benefit Payments
The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2019	Defined Benefit Pension Plans	Other Postretirement Benefits
In millions
2020	$191	$1
2021	187	1
2022	186	1
2023	191	1
2024	195	1
Years 2025-2029	1,041	5
Total	$1,991	$10

Plan Assets
Historical Dow
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and include alternative investments such as real estate, private market securities and absolute return strategies. At December 31, 2018, plan assets totaled $22.5 billion and included no directly held common stock of DowDuPont.

Historical Dow's investment strategy for the plan assets was to manage the assets in relation to the liability in order to pay retirement benefits to plan participants over the life of the plans. This was accomplished by identifying and managing the exposure to various market risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk, while considering the liquidity needs of the plans.

The plans were permitted to use derivative instruments for investment purposes, as well as for hedging the underlying asset and liability exposure and rebalancing the asset allocation. The plans used value-at-risk, stress testing, scenario analysis and Monte Carlo simulations to monitor and manage both the risk within the portfolios and the surplus risk of the plans.

Equity securities primarily included investments in large- and small-cap companies located in both developed and emerging markets around the world. Fixed income securities included investment and non-investment grade corporate bonds of companies diversified across industries, U.S. treasuries, non-U.S. developed market securities, U.S. agency mortgage-backed securities, emerging market securities and fixed income related funds. Alternative investments primarily included investments in real estate, private equity limited partnerships and absolute return strategies. Other significant investment types included various insurance contracts and interest rate, equity, commodity and foreign exchange derivative investments and hedges.

Historical Dow mitigated the credit risk of investments by establishing guidelines with investment managers that limit investment in any single issue or issuer to an amount that was not material to the portfolio being managed. These guidelines were monitored for compliance both by Historical Dow and external managers. Credit risk related to derivative activity was mitigated by utilizing multiple counterparties, collateral support agreements and centralized clearing, where appropriate.

Historical EID
Plan assets consisted primarily of equity and fixed income securities of U.S. and foreign issuers, and included alternative investments such as real estate and private market securities. At December 31, 2018, plan assets totaled $18.9 billion and included directly held common stock of DowDuPont of $684 million.

Historical EID established strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries were selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies were utilized in this process. U.S. plan assets and a portion of non-U.S. plan assets are managed by investment professionals employed by Historical EID. The remaining assets are managed by professional investment firms unrelated to Historical EID. Historical EID's pension investment professionals had discretion to manage the assets within established asset allocation ranges approved by management. Additionally, pension trust funds were permitted to enter into certain contractual arrangements generally described as derivative instruments. Derivatives were primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

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

DuPont
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as pooled investment vehicles and private market securities. At December 31, 2019, plan assets totaled $3.8 billion and included directly held common stock of DuPont of less than $1 million.

The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. The assets are managed by professional investment firms unrelated to the Company. Pension trust funds are permitted to enter into certain contractual arrangements generally described as derivative instruments. Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

Equity securities primarily included investments in large- and small-cap companies located in both developed and emerging markets around the world. Global equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Fixed income securities included investment and non-investment grade corporate bonds of companies diversified across industries, U.S. treasuries, non-U.S. developed market securities, U.S. agency mortgage-backed securities, emerging market securities and fixed income related funds. Global fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S fixed income securities. Alternative investments primarily included investments in real estate, various insurance contracts and interest rate, equity, commodity and foreign exchange derivative investments and hedges. Other investments include cash and cash equivalents, pooled investment vehicles, hedge funds and private market securities such as interests in private equity and venture capital partnerships.

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2019	DuPont
Asset Category
Equity securities	25%
Fixed income securities	19
Alternative investments	10
Other investments	46
Total	100%

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

Certain pension plan assets are held in funds where fair value is based on an estimated net asset value per share (or its equivalent) as of the most recently available fund financial statements which are received on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate to arrive at an estimated net asset value per share at the measurement date. Where available, audited annual financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation. These funds are not classified within the fair value hierarchy.

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2019 and 2018:

Basis of Fair Value Measurements	December 31, 2019				December 31, 2018
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$101	$101	$—	$—	$2,701	$2,642	$59	$—
Equity securities:
U.S. equity securities [1]	$297	$297	$—	$—	$7,030	$6,772	$243	$15
Non - U.S. equity securities	622	609	13	—	6,824	6,062	722	40
Total equity securities	$919	$906	$13	$—	$13,854	$12,834	$965	$55
Fixed income securities:
Debt - government-issued	$468	$198	$270	$—	$8,410	$496	$7,914	$—
Debt - corporate-issued	99	12	87	—	5,966	664	5,288	14
Debt - asset-backed	1	—	1	—	811	39	771	1
Total fixed income securities	$568	$210	$358	$—	$15,187	$1,199	$13,973	$15
Alternative investments: [2]
Pooled Investment Vehicles	$790	$790	$—	$—	$162	$162	$—	$—
Private market securities	—	—	—	—	2	—	—	2
Real estate	72	6	—	66	355	262	—	93
Derivatives - asset position	6	—	6	—	461	18	443	—
Derivatives - liability position	(2)	—	(2)	—	(524)	(19)	(505)	—
Total alternative investments	$866	$796	$4	$66	$456	$423	$(62)	$95
Other investments [2]	$340	$6	$30	$304	$586	$47	$333	$206
Subtotal	$2,794	$2,019	$405	$370	$32,784	$17,145	$15,268	$371
Investments measured at net asset value: [2]
Debt - government-issued	$152				$208
Hedge funds	745				2,315
Private market securities	107				4,057
Real estate	—				2,192
Total investments measured at net asset value	$1,004				$8,772
Items to reconcile to fair value of plan assets:
Pension trust receivables [3]	$15				$239
Pension trust payables [4]	(56)				(333)
Total	$3,757				$41,462

1.
The Company's pension plans directly held less than $1 million (0 percent of total plan assets) of DuPont common stock at December 31, 2019. Historical EID's pension plans directly held $684 million (2 percent of total plan assets) at December 31, 2018.

2.
In 2018, the Company reviewed its fair value technique and elected to present assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy. The assets are presented as "Investments measured at net asset value."

3.	Primarily receivables for investment securities sold.

4.	Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2019 and 2018:

Fair Value Measurement of Level 3 Pension Plan Assets	Equity Securities	Fixed Income Securities	Alternative Investments	Other Investments	Total
In millions
Balance at Jan 1, 2018	$60	$45	$112	$—	$217
Actual return on assets:
Relating to assets sold during 2018	(5)	(76)	1	1	(79)
Relating to assets held at Dec 31, 2018	(4)	83	(3)	(11)	65
Purchases, sales and settlements, net	5	(30)	(1)	216	190
Transfers out of Level 3, net	(1)	(7)	(14)	—	(22)
Balance at Dec 31, 2018	$55	$15	$95	$206	$371
Actual return on assets:
Relating to assets sold during 2019	—	—	2	—	2
Relating to assets held at Dec 31, 2019	—	—	10	11	21
Purchases, sales and settlements, net	—	—	—	—	—
Transfers into Level 3, net	—	—	1	87	88
Transfers out of Level 3, spin related	(55)	(15)	(42)	—	(112)
Balance at Dec 31, 2019	$—	$—	$66	$304	$370

Trust Assets
Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017) that established and required Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the distribution of Corteva, the Trust assets related to Corteva employees were transferred to a new trust for Corteva. As a result, the Trust currently held by DuPont relates solely to funding obligations to DuPont employees. At December 31, 2019, the balance in the Trust was $37 million compared to $43 million at December 31, 2018.

Defined Contribution Plans
Historical Dow
U.S. employees participated in defined contribution plans (Employee Savings Plans or 401(k) plans) by contributing a portion of their compensation, which was partially matched by Historical Dow. Defined contribution plans also covered employees in some subsidiaries in other countries, including Australia, Brazil, Canada, Italy, Spain and the United Kingdom. Expense recognized for all defined contribution plans was $242 million in 2018 and $367 million in 2017.

Historical EID
Historical EID provided defined contribution benefits to its employees. The most significant was the U.S. Retirement Savings Plan ("the Plan"), which covered all U.S. full-service employees. This Plan included a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees were not required to participate in the ESOP and those who did were free to diversify out of the ESOP. The purpose of the Plan was to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan was a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of Historical EID could participate. Historical EID's contributions to the Plan were $183 million in 2018 and post-Merger contributions were $53 million in 2017. Historical EID's matching contributions vested immediately upon contribution. The 3 percent nonmatching employer contribution vested after employees completed three years of service.

In addition, Historical EID made contributions to other defined contribution plans of $51 million in 2018 and post-Merger contributions to other defined contribution plans of $17 million in 2017.

DuPont
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's contributions to the Plan in 2019 related to continuing operations were $82 million.

In addition, the Company made contributions to other defined contribution plans in 2019 in the amount of $24 million related to continuing operations.

NOTE 21 - STOCK-BASED COMPENSATION
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

Effective with the Merger, on August 31, 2017, DowDuPont assumed all Historical Dow and Historical EID equity incentive compensation awards outstanding immediately prior to the Merger. The fair values of the converted awards were based on valuation assumptions developed by management and other information including, but not limited to, historical volatility and exercise trends of Historical Dow and Historical EID. All outstanding Historical Dow stock options and restricted stock unit ("RSU") (formerly termed deferred stock) awards were converted into stock options and RSU awards with respect to DowDuPont Common Stock. All outstanding and nonvested Historical Dow performance stock unit ("PSU") (formerly termed performance deferred stock) awards were converted into RSU awards with respect to DowDuPont Common Stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger.

In addition, the Company also assumed sponsorship of each equity incentive compensation plan of Historical Dow and Historical EID. Historical Dow and Historical EID did not merge their equity incentive plans as a result of the Merger. The Historical Dow and Historical EID stock-based compensation plans were assumed by DowDuPont and remained in place with the ability to grant and issue DowDuPont common stock until the Distributions. Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants. Upon adoption of the DuPont OIP, the Historical Dow and Historical EID plans were maintained and rolled into the DuPont OIP as separate subplans. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the Historical Dow and Historical EID plans immediately prior to the Distributions.

A description of the Company's stock-based compensation is discussed below followed by a description of Historical Dow and Historical EID stock-based compensation.

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

DuPont recognized share-based compensation expense in continuing operations of $106 million, $92 million and $19 million during the years ended December 31, 2019, 2018 and 2017, respectively. The income tax benefits related to stock-based compensation arrangements were $22 million, $19 million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Total unrecognized pretax compensation cost related to nonvested stock option awards of $23 million at December 31, 2019, is expected to be recognized over a weighted-average period of 1.6 years. Total unrecognized pretax compensation cost related to RSUs and PSUs of $83 million at December 31, 2019, is expected to be recognized over a weighted average period of 2.0 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2019 was $37 million. The weighted average grant-date fair value of restricted stock units granted during 2019 was $72.67.

DuPont Omnibus Incentive Plan
The Company grants stock-based compensation awards to certain employees, directors, independent contractors and consultants in the form of stock incentive plans, which include stock options, RSUs and PSUs. The DuPont OIP has two subplans that have the same terms and conditions of the Historical Dow and Historical EID plans immediately prior to the Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. All new awards will be granted by the OIP. Under the DuPont OIP, a maximum of 14 million shares of common stock may be awarded.

OIP Stock Options
The exercise price of shares subject to option is equal to the market price of the Company's stock on the date of grant. Stock option awards expire 10 years after the grant date. The plan allows retirement-eligible employees of the Company to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted for the year ended December 31, 2019. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

OIP Weighted-Average Assumptions	2019
Dividend yield	1.8%
Expected volatility	21.1%
Risk-free interest rate	1.6%
Expected life of stock options granted during period (years)	6.1

The Company determines the dividend yield by dividing the annualized dividend on DuPont's common stock by the option exercise price. A historical daily measurement of volatility (using DowDuPont stock information after the Merger date and a weighted average of Historical Dow and Historical EID prior to Merger date) is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to DuPont's historical experience, adjusted for expected exercise patterns of in-the-money options.

The following table summarizes stock option activity for 2019 under the OIP:

OIP Stock Options	For the Year Ended December 31, 2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—	$—
Granted	1,384	$66.06
Exercised	—	$—
Forfeited/Expired	(17)	$66.06
Outstanding at December 31, 2019	1,367	$66.06	9.6	$—
Exercisable at December 31, 2019	—	$—	—	$—

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2019
Weighted-average fair value per share of options granted	$11.85
Total compensation expense for stock options plans	$5
Related tax benefit	$1

1.	No awards have vested under the OIP as of December 31, 2019.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

OIP Restricted Stock Units and Performance Deferred Stock
The Company grants RSUs to certain employees that serially vested over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The Company grants PSUs to senior leadership under a subplan of the DuPont OIP. Vesting for PSUs granted is based upon achieving certain adjusted operating EBITDA targets and certain return on invested capital ("ROIC") targets, weighted evenly between the metrics. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to two-hundred percent of the original grant. The weighted-average grant-date fair value of the PSUs is based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of RSUs and PSUs are shown below.

OIP RSUs and PSUs	2019
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2019	—	$—
Granted	566	$66.55
Vested	—	$—
Forfeited	(5)	$66.06
Nonvested at December 31, 2019	561	$66.56

Historical Dow Plans
Historical Dow granted stock-based compensation to employees and non-employee directors in the form of stock incentive plans, which include stock options, RSUs and restricted stock. Historical Dow also provided stock-based compensation in the form of PSUs and the Employee Stock Purchase Plan ("ESPP"), which grants eligible employees the right to purchase shares of Historical Dow Common Stock at a discounted price.

Historical Dow Valuation Methods and Assumptions
Historical Dow previously used a lattice-based option valuation model to estimate the fair value of stock options and used a Monte Carlo simulation for the market portion of PSU awards. Effective with the first quarter of 2018 grant, Historical Dow began using the Black-Scholes option valuation model to estimate the fair value of stock options. This valuation methodology was adopted as a result of the Merger to align valuation methodologies with Historical EID and better align with industry practice. Historical Dow used the Black-Scholes option valuation model for subscriptions to purchase shares under the ESPP. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Historical Dow Weighted-Average Assumptions [1]	2018	2017
Dividend yield	2.13%	3.01%
Expected volatility	23.34%	23.71%
Risk-free interest rate	2.83%	1.28%
Expected life of stock options granted during period (years)	6.2	7.5
Life of Employee Stock Purchase Plan (months)	—	3

1.	No awards were granted by the Company out of the Historical Dow plan during 2019.

The dividend yield assumption was equal to the dividend yield on the grant date, which reflected the most recent DowDuPont quarterly dividend payment of $0.38 per share in 2018 ($0.46 per share in 2017 on Historical Dow Common Stock). The expected volatility assumptions for the 2017 stock options and ESPP were based on an equal weighting of the historical daily volatility for the contractual term of the awards and current implied volatility from exchange-traded options. The expected volatility assumptions for the 2018 stock options were based on an equal weighting of the historical daily volatility for the expected term of the awards and current implied volatility from exchange-traded options. The expected volatility assumption for the market portion of the 2017 PSU awards were based on historical daily volatility for the term of the award. The risk-free interest rate was based on the weighted-average of U.S. Treasury strip rates over the contractual term of the 2017 options. The risk-free interest rate was based on the

U.S. Treasury strip rates over the expected life of the 2018 options. The expected life of stock options granted was based on an analysis of historical exercise patterns.

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

In connection with the Merger, on August 31, 2017 ("Conversion Date") all outstanding Historical Dow stock options and RSU awards were converted into stock options and RSU awards with respect to DowDuPont Common Stock. The stock options and RSU awards have the same terms and conditions under the applicable plans and award agreements prior to the Merger. All outstanding and nonvested PSU awards were converted into RSU awards with respect to DowDuPont Common Stock at the greater of the applicable performance target or the actual performance as of the effective time of the Merger. Changes in the fair value of liability instruments are recognized as compensation expense each quarter. Upon the adoption of the OIP, the 2012 Plan became an inactive sub plan of the OIP and no longer grants new awards. All previously granted awards still vest under the 2012 Plan with the same terms and conditions that were applicable to the awards immediately prior to the Distributions.

Historical Dow Stock Options
Historical Dow granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of Historical Dow’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years.

The following table summarizes stock option activity for 2019:

Historical Dow Stock Options	2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	28,846	$46.70
Granted [1]	—	$—
Exercised	(34)	$46.48
Forfeited/Expired	(9)	$67.71
Canceled and assigned	(28,114)	$46.70
Outstanding at December 31, 2019	689	$58.21	3.17	$59
Exercisable at December 31, 2019	554	$54.44	2.38	$59

1.	No awards were granted by the Company out of the Historical Dow plan during 2019.

Additional Information about Historical Dow Stock Options [1]
In millions, except per share amounts	2019	2018	2017
Weighted-average fair value per share of options granted	$—	$15.38	$14.44
Total compensation expense for stock options plans	$1	$68	$37
Related tax benefit	$—	$15	$14
Total amount of cash received from the exercise of options	$2	$112	$310
Total intrinsic value of options exercised [2]	$1	$160	$286
Related tax benefit	$—	$36	$106

1.	No awards were granted by the Company out of the Historical Dow plan during 2019.
2. Difference between the market price at exercise and the price paid by the employee to exercise the options.

Historical Dow Restricted Stock Units
Historical Dow granted restricted stock units to certain employees. The grants vest after a designated period of time, generally one to five years. The following table shows changes in nonvested RSUs:

Historical Dow RSU Awards	2019
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at January 1, 2019	9,735	$57.41
Granted [2]	—	$—
Vested	(7)	$69.05
Forfeited	(9,392)	$57.43
Nonvested at December 31, 2019	336	$81.12
1. Weighted-average per share.

2.	No awards were granted by the Company out of the Historical Dow plan during 2019.

Additional Information about Historical Dow RSUs [1]
In millions, except per share amounts	2019	2018	2017
Weighted-average fair value per share of RSUs granted	$—	$71.46	$61.29
Total fair value of RSUs vested	$1	$382	$179
Related tax benefit	$—	$86	$66
Total compensation expense for RSU awards	$4	$144	$178
Related tax benefit	$1	$32	$66

1.	No awards were granted out of the Historical Dow plan during 2019.

In 2018, Historical Dow paid $45 million in cash, equal to the value of the stock award on the date of delivery, to certain executive employees to settle approximately 625,000 RSUs (there were no RSUs settled in cash in 2017).

Total incremental pretax compensation expense resulting from the conversion of PSU awards into RSU awards was $25 million ($20 million was recognized in the second half of 2017 and $5 million to be recognized over the remaining service period). Approximately 5,000 employees were impacted by the conversion.

Historical Dow Performance Stock Units
Historical Dow granted performance stock units to certain employees. The grants vest when specified performance targets are attained, such as return on capital and relative total shareholder return, over a predetermined period, generally one year to three years. In November 2017, DowDuPont granted PSUs to senior leadership measured on the realization of cost savings in connection with cost synergy commitments, as well as the Company’s ability to complete the Intended Business Separations. Performance and payouts are determined independently for each metric. Compensation expense related to PSU awards is recognized over the lesser of the service or performance period. Changes in the fair value of liability instruments are recognized as compensation expense each quarter.

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
2. Weighted-average per share.
3. Converted to RSU awards at Conversion Date.

Additional Information about Historical Dow PSUs
In millions, except share amounts	2018	2017
Total fair value of PSUs vested and delivered [1]	$—	$202
Related tax benefit	$—	$75
Total compensation expense for PSU awards	$12	$106
Related tax benefit	$3	$39
Shares of PSUs settled in cash (in thousands) [2]	—	616
Total cash paid to settle PSU awards [3]	$—	$38
1. Includes the fair value of shares vested in prior years and delivered in the reporting year.
2. PSU awards vested in prior years and delivered in the reporting year.
3. Cash paid to certain executive employees for PSU awards vested in prior periods and delivered in the reporting year, equal to the value of the stock award on the date of delivery.

Historical Dow Restricted Stock
Under the 2012 Plan, Historical Dow had the option to grant shares (including options, stock appreciation rights, stock units and restricted stock) to non-employee directors over the 10-year duration of the program, subject to the plan's aggregate limit as well as annual individual limits. The restricted stock issued under this plan cannot be sold, assigned, pledged or otherwise transferred by the non-employee director, until retirement or termination of service to Historical Dow. The following table shows the restricted stock issued under this plan:

Historical Dow Restricted Stock [1]	Shares Issued (in thousands)	Weighted-Average Fair Value
Year
2018	36	$62.82
2017	33	$62.04

1.	No awards were granted out of the Historical Dow plan during 2019.

Historical Dow Employee Stock Purchase Plan
On February 9, 2012, Historical Dow's Board of Directors authorized The Dow Chemical Company 2012 Employee Stock Purchase Plan (the "2012 ESPP") which was approved by stockholders at Historical Dow’s annual meeting on May 10, 2012. When offered, most employees are eligible to purchase shares of common stock of Historical Dow valued at up to 10 percent of their annual base salary. The value is determined using the plan price multiplied by the number of shares subscribed to by the employee. The plan price of the stock is set at an amount equal to at least 85 percent of the fair market value (closing price) of the common stock on a date during the fourth quarter of the year prior to the offering, or the average fair market value (closing price) of the common stock over a period during the fourth quarter of the year prior to the offering, in each case, specified by Historical Dow's Executive Vice President of Human Resources. The last offering of Historical Dow's 2012 ESPP closed on July 15, 2017. The ESPP was not offered in 2019 or 2018 and no current offerings remain outstanding.

Additional Information about Historical Dow Employee Stock Purchase Plan
In millions, except per share amounts	2017
Weighted-average fair value per share of purchase rights granted	$10.70
Total compensation expense for ESPP	$38
Related tax benefit	$14
Total amount of cash received from the exercise of purchase rights	$179
Total intrinsic value of purchase rights exercised [1]	$48
Related tax benefit	$18
1. Difference between the market price at exercise and the price paid by the employee to exercise the purchase rights.

Historical EID Plans
Prior to the Merger, Historical EID provided share-based compensation to its employees through grants of stock options, RSUs and PSUs. Most of these awards have been granted annually in the first quarter of each calendar year. Subsequent to the Merger, DowDuPont assumed sponsorship of the equity incentive compensation plan of Historical EID.

Historical EID Equity Incentive Plan
Historical EID's Equity Incentive Plan ("Historical EID EIP"), as amended and restated effective August 31, 2017, provides for equity-based and cash incentive awards to certain employees, directors and consultants. Under the Historical EID EIP, the maximum number of shares reserved for the grant or settlement of awards was 110 million shares, provided that each share in excess of 30 million that was issued with respect to any award that was not an option or stock appreciation right be counted against the 110 million share limit as four and one-half shares. Historical EID satisfied stock option exercises and vesting of RSUs and PSUs with shares of DowDuPont Common Stock. Upon the adoption of the OIP, Historical EID EIP became an inactive sub plan of the OIP and no longer grants new awards. All previously granted awards still vest under the Historical EID EIP with the same terms and conditions that were applicable to the awards immediately prior to the Distributions.

Historical EID Stock Options
The exercise price of shares subject to option is equal to the market price of Historical EID's stock on the date of grant. When converted into the right to receive 1.282 shares of DowDuPont Common Stock, the exercise price was also adjusted by the 1.282 conversion factor. All options vest serially over a three-year period. Stock option awards granted between 2010 and 2015 expire seven years after the grant date and options granted between 2016 and 2018 expire ten years after the grant date. The plan allowed retirement-eligible employees of Historical EID to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

Historical EID used the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $15.69, $15.46 and $28.56, respectively. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

Historical EID Weighted-Average Assumptions	2019	2018	2017
Dividend yield	1.6%	2.1%	2.2%
Expected volatility	19.8%	23.3%	23.59%
Risk-free interest rate	2.4%	2.8%	2.1%
Expected life of stock options granted during period (years)	6.1	6.2	7.2

Historical EID determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price. A historical daily measurement of volatility (using DowDuPont stock information after the Merger date and a weighted average of Historical Dow and Historical EID prior to Merger date) is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to Historical EID's historical experience, adjusted for expected exercise patterns of in-the-money options.

The following table summarizes stock option activity for 2019 under Historical EID's EIP:

Historical EID Stock Options	2019
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	17,079	$53.26
Granted	121	$80.29
Exercised	(354)	$43.12
Forfeited/Expired	(46)	$72.53
Canceled and assigned	(11,139)	$53.28
Outstanding at December 31, 2019	5,661	$67.60	5.14	3,476
Exercisable at December 31, 2019	4,024	$65.35	4.04	3,289
1. Weighted-average per share.

Historical EID RSUs and PSUs
Historical EID issued RSUs that serially vested over a three-year period and, upon vesting, convert one-for-one to DowDuPont Common Stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted periodically to key senior management employees. These RSUs generally vested over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the Merger closing date.

Historical EID granted PSUs to senior leadership. Upon a change in control, Historical EID's EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs.

Vesting for PSUs granted in 2016 and for the period January 1 through August 31, 2017 is based upon total shareholder return ("TSR") relative to peer companies. Vesting for PSUs granted in 2015 is equally based upon change in operating net income relative to target and TSR relative to peer companies. Operating net income is net income attributable to Historical EID excluding income from discontinued operations after taxes, significant after-tax benefits (charges), and non-operating pension and other postretirement benefit costs. Performance and payouts are determined independently for each metric. The actual award, delivered as DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted for the period January 1 through August 31, 2017, subject to the TSR metric, was $91.56, and estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

In accordance with the DWDP Merger Agreement, PSUs converted to RSU awards based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was no incremental benefit from the DWDP Merger Agreement when compared with Historical EID’s EIP.

In November 2017, DowDuPont granted PSUs to senior leadership that vest partially based on the realization of cost savings in connection with cost synergy commitments, as well as DowDuPont’s ability to complete the Intended Business Separations. Performance and payouts are determined independently for each metric. The actual award, delivered in DowDuPont Common Stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant date fair value of the PSUs granted in November 2017 of $71.16 was based upon the market price of the underlying common stock as of the grant date. There were no PSUs granted in the years ended December 31, 2019 and December 31, 2018.

Nonvested awards of RSUs and PSUs are shown below.

Historical EID RSUs and PSUs	2019
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at January 1, 2019	3,147	$68.18
Granted	1,180	$70.69
Vested	(1,175)	$70.30
Forfeited	(1,452)	$68.24
Nonvested at December 31, 2019	1,700	$74.14

1. Weighted-average per share.

The weighted average grant-date fair value of stock units granted during 2019, 2018 and 2017 was $70.69, $70.37 and $70.02, respectively.

NOTE 22 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2019 and December 31, 2018:

Fair Value of Financial Instruments	December 31, 2019				December 31, 2018
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$417	$—	$—	$417	$8,226	$—	$—	$8,226
Restricted cash equivalents [1]	$37	$—	$—	$37	$43	$—	$—	$43
Marketable securities	$—	$—	$—	$—	$29	$—	$—	$29
Equity securities [2]	$1	$—	$—	$1	$2	$—	$—	$2
Total cash equivalents and restricted cash, marketable securities and other investments	$455	$—	$—	$455	$8,300	$—	$—	$8,300
Long-term debt including debt due within one year	$(15,618)	$—	$(1,633)	$(17,251)	$(12,635)	$5	$(461)	$(13,091)
Derivatives relating to:
Foreign currency [3]	—	6	(7)	(1)	—	37	(6)	31
Total derivatives	$—	$6	$(7)	$(1)	$—	$37	$(6)	$31

1.	Classified as "Other current assets" in the Consolidated Balance Sheets. See Note 7 for more information on Restricted Cash.

2.
Equity securities with a readily determinable fair value. Presented in accordance with ASU 2016-01. "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."

3. Presented net of cash collateral where master netting arrangements allow.

At December 31, 2019, the Company had $417 million ($8,226 million at December 31, 2018) of held-to-maturity securities (primarily time deposits and money market funds) classified as cash equivalents, as these securities had maturities of three months or less at the time of purchase. At December 31, 2018, the Company had $29 million of held-to-maturity securities (primarily time deposits) classified as marketable securities as these securities had maturities of more than three months to less than 1 year at the time of purchase. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value. These securities are included in "Cash and cash equivalents," "Marketable securities," and "Other current assets" in the Consolidated Balance Sheets.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2019	December 31, 2018
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$26	$2,057
Commodity contracts	$11	$9

1.	Presented net of contracts bought and sold.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

Fair Value of Derivative Instruments at December 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	16	(10)	6
Total asset derivatives		$16	$(10)	$6

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$17	$(10)	$7
Total liability derivatives		$17	$(10)	$7

Fair Value of Derivative Instruments at December 31, 2018
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$72	$(35)	$37
Total asset derivatives		$72	$(35)	$37

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$21	$(15)	$6
Total liability derivatives		$21	$(15)	$6

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty. The Company held cash collateral of $20 million as of December 31, 2018.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the Consolidated Statements of Operations, was a loss of $62 million for the year ended December 31, 2019 ($94 million gain for the year ended December 31, 2018 and $91 million gain for the year ended December 31, 2017). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains related to foreign currency contracts from AOCL to income within the next 12 months.

NOTE 23 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2019	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$454
Derivatives relating to: [2]
Foreign currency contracts	16
Total assets at fair value	$470
Liabilities at fair value:
Long-term debt including debt due within one year [3]	$17,251
Derivatives relating to: [3]
Foreign currency contracts	17
Total liabilities at fair value	$17,268

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	See Note 22 for the classification of derivatives in the Consolidated Balance Sheets.

3.	See Note 22 for information on fair value measurements of long-term debt.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2018	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$8,269
Marketable securities [2]	29
Derivatives relating to: [3]
Foreign currency contracts	72
Total assets at fair value	$8,370
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$13,091
Derivatives relating to: [3]
Foreign currency contracts	21
Total liabilities at fair value	$13,112

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	Primarily time deposits with maturities of greater than three months at time of acquisition.

3.	See Note 22 for the classification of derivatives in the Consolidated Balance Sheets

4.	See Note 22 for information on fair value measurements of long-term debt.

The Company has equity securities of $1 million and $2 million as of December 31, 2019 and December 31, 2018, respectively, classified as level 1 measurements. The Company’s investments in equity securities are included in “Other investments” in the Consolidated Balance Sheets.

For assets classified as Level 1 measurements (measured using quoted prices in active markets), total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

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

There were no transfers between Levels 1 and 2 during the year ended December 31, 2019 and December 31, 2018.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis	Significant Other Unobservable Inputs (Level 3)	Total Losses
In millions
2019
Assets at fair value:
Long-lived assets, intangible assets, and equity method investments	$3	$(63)
2018
Assets at fair value:
Long-lived assets and other assets	$—	$(32)
2017
Assets at fair value:
Long-lived assets, intangible assets, and other assets	$—	$(177)

2019 Fair Value Measurements on a Nonrecurring Basis
During the second quarter of 2019, the Company recorded goodwill impairment charges related to the Nutrition & Biosciences and the Non-Core segments. See Note 14 for further discussion of these fair value measurements.

The Internal SP Distribution served as a triggering event to assess equity method investments for impairment. The Company recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment during the second quarter of 2019. The impairment charge of $63 million was recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. See Note 6 for further discussion of these fair value measurements.

2018 & 2017 Fair Value Measurements on a Nonrecurring Basis
The Company has or will shut down a number of manufacturing, R&D, other non-manufacturing facilities and corporate facilities around the world as part of its restructuring programs. Certain inventory, corporate facilities and manufacturing facilities and related assets, were written down to zero. The related charges totaled $32 million and $177 million for the year ended December 31, 2018 and 2017, respectively, and were included in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. See Note 6 for additional information on the Company's restructuring activities.

NOTE 24 - SEGMENTS AND GEOGRAPHIC REGIONS
The new segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of five operating segments: Electronics & Imaging; Nutrition & Biosciences; Safety & Construction; Transportation & Industrial; and Non-Core. Corporate contains the reconciliation between the totals for the reportable segments and the Company’s totals. The above reflects the following changes:

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

These reporting changes have been retrospectively reflected in the segment results for all periods presented.

Major products by segment include: Electronics & Imaging (printing and packaging materials, photopolymers and electronic materials); Nutrition & Biosciences (probiotics, cultures, emulsifiers, texturants, natural sweeteners and soy-based food ingredients, enzymes, bio-based materials, cellulosics and process technologies); Transportation & Industrial (engineering resins, adhesives, silicones, lubricants and parts); Safety and Construction (nonwovens, aramids, construction materials, water filtration and purification resins, elements and membranes) and Non-Core (specialty biotechnology materials, alkylation technology, sulfuric acid technology, hydroprocessing technology, polyester films, metallization pastes, polyvinyl fluoromaterials, silicone encapsulants and adhesives, polycrystalline silicon, and sustainable materials and services.) The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost.

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

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Merger, the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales". The impact of these supply agreements are reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region - As Reported	2019	2018	2017
In millions
United States	$6,688	$6,764	$3,485
Canada	434	465	245
EMEA [1]	5,027	5,610	2,654
Asia Pacific [2]	8,113	8,458	4,728
Latin America	1,250	1,297	560
Total	$21,512	$22,594	$11,672

1.	Europe, Middle East and Africa.
2. Net sales attributed to China for the years ended December 31, 2019, 2018 and 2017 were $3,297 million, $3,338 million and $1,697 million, respectively.

Net Trade Revenue by Geographic Region - Pro Forma	2017
In millions
United States	$6,392
Canada	416
EMEA [1]	5,061
Asia Pacific [2]	7,913
Latin America	1,218
Total	$21,000

1.	Europe, Middle East and Africa.
2. Pro forma net sales attributed to China for the year ended December 31, 2017 was $3,092 million.

Long-lived Assets by Geographic Region	December 31,
In millions	2019	2018	2017
United States	$5,583	$5,506	$5,608
Canada	69	56	64
EMEA [1]	2,809	2,715	2,786
Asia Pacific	1,525	1,494	1,431
Latin America	157	146	140
Total	$10,143	$9,917	$10,029

1.	Europe, Middle East and Africa.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corporate	Total
In millions
For the Year Ended December 31, 2019
Net sales	$3,554	$6,076	$4,950	$5,201	$1,731	$—	$21,512
Pro forma operating EBITDA [1]	1,147	1,427	1,313	1,419	491	(157)	5,640
Equity in earnings (losses) of nonconsolidated affiliates [2]	24	(1)	4	27	258	—	312
Restructuring and asset related charges - net [3]	47	122	19	32	—	94	314
Depreciation and amortization	339	675	423	503	127	(1)	2,066
Assets of continuing operations	12,042	21,553	14,336	15,060	3,738	2,667	69,396
Investment in nonconsolidated affiliates	510	34	75	326	259	—	1,204
Capital expenditures	298	445	284	408	57	—	1,492
For the Year Ended December 31, 2018
Net sales	$3,635	$6,216	$5,422	$5,294	$2,027	$—	$22,594
Pro forma operating EBITDA [1]	1,210	1,445	1,518	1,283	677	(228)	5,905
Equity in earnings (losses) of nonconsolidated affiliates	23	(1)	1	24	400	—	447
Restructuring asset related charges - net [3]	2	29	2	24	(12)	102	147
Depreciation and amortization	390	643	456	549	124	8	2,170
Assets of continuing operations	12,212	22,716	14,363	14,749	4,366	9,174	77,580
Investment in nonconsolidated affiliates	519	103	75	328	720	—	1,745
Capital expenditures	230	404	199	342	69	—	1,244
For the Year Ended December 31, 2017
Net sales	$2,713	$2,580	$2,463	$2,958	$958	$—	$11,672
Pro forma net sales	3,592	5,389	4,958	5,003	2,058	—	21,000
Pro forma operating EBITDA [1]	1,190	1,162	1,235	1,178	661	(257)	5,169
Equity in earnings (losses) of nonconsolidated affiliates	2	7	1	1	356	—	367
Pro forma equity in earnings (losses) of nonconsolidated affiliates	20	(2)	5	18	369	—	410
Restructuring and asset related charges - net [3]	124	2	6	53	31	72	288
Depreciation and amortization	283	239	204	267	67	—	1,060
Pro forma depreciation and amortization	394	562	456	562	132	25	2,131
Assets of continuing operations	12,277	23,659	14,431	14,839	4,660	5,755	75,621
Investment in nonconsolidated affiliates	530	100	75	351	840	—	1,896
Capital expenditures	101	156	78	184	32	—	551

1.	A reconciliation of "Income (loss) from continuing operations, net of tax" to pro forma Operating EBITDA, is provided in the table on the following page.

2.
Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a net charge of $224 million related to a joint venture and a restructuring charge of $4 million which are presented in "Equity in earnings of nonconsolidated affiliates" in the Company's Consolidated Statement of Operations.

3.	See Note 6 for information regarding the Company's restructuring programs and asset related charges.

Segment Information Reconciliation to Consolidated Financial Statements	Segment Totals	Corteva Distribution	Dow Distribution	Total
In millions
For the Year Ended December 31, 2019
Capital expenditures	$1,492	$383	$597	$2,472
Depreciation and amortization	2,066	385	744	3,195
For the Year Ended December 31, 2018
Capital expenditures	$1,244	$531	$2,062	$3,837
Depreciation and amortization	2,170	913	2,835	5,918
For the Year Ended December 31, 2017
Capital expenditures	$551	$269	$2,750	$3,570
Depreciation and amortization	1,060	420	2,489	3,969

Total Asset Reconciliation at December 31,	2019	2018	2017
In millions
Assets of continuing operations	$69,396	$77,580	$75,621
Assets of discontinued operations	—	110,275	116,286
Total assets	$69,396	$187,855	$191,907

Reconciliation of "(Loss) Income from continuing operations, net of tax" to Pro Forma Operating EBITDA	2019	2018	2017
In millions
(Loss) Income from continuing operations, net of tax	$(614)	$405	$233
+ Provision for income taxes on continuing operations	140	195	(1,758)
(Loss) Income from continuing operations before income taxes	$(474)	$600	$(1,525)
+ Pro forma adjustments [1]	122	(210)	(320)
+ Depreciation and amortization	2,066	2,170	2,131
- Interest income [2]	55	39	22
+ Interest expense [3]	697	684	684
- Non-operating pension/OPEB benefit [2]	74	96	57
- Foreign exchange gains (losses), net [2,4]	(110)	(43)	(493)
+ Costs historically allocated to the materials science and agriculture businesses [5]	256	1,044	1,192
- Adjusted significant items	(2,992)	(1,709)	(2,593)
Pro Forma Operating EBITDA	$5,640	$5,905	$5,169

1.
Reflects the net pro forma impact of items directly attributable to the Transactions, as applicable. Reconciling items between "(Loss) Income from continuing operations before income taxes" and pro forma operating EBTIDA for the year ended December 31, 2017 are presented on a pro forma basis giving effect to the Merger.

2. Included in "Sundry income (expense) - net."
3. Presented on a pro forma basis giving effect to the Financings.

4.
Excludes a $50 million pretax foreign exchange loss significant item related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform for the year ended December 31, 2018.

5. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.

The adjusted significant items for the years ended December 31, 2019, 2018 and 2017 are presented on a pro forma basis. The following tables summarize the pretax impact of adjusted significant items by segment that are excluded from pro forma Operating EBITDA above:

Adjusted Significant Items by Segment for the Year Ended December 31, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(1,169)	$(1,169)
Restructuring and asset related charges - net [2]	(47)	(122)	(19)	(32)	(4)	(94)	(318)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Net charge related to a joint venture [4]	—	—	—	—	(208)	—	(208)
Income tax related items [5]	—	—	—	(48)	—	(74)	(122)
Total	$(47)	$(1,055)	$(19)	$(80)	$(454)	$(1,337)	$(2,992)

1.	Integration and separation costs related to the Merger, post-Merger integration, the Distributions and, beginning in the fourth quarter of 2019, the intended separation of the N&B Business.

2.	Includes Board approved restructuring plans and asset related charges, which include other asset impairments. See Note 6 for additional information.

3.	See Note 14 for additional information.
4. Reflects the Company’s share of net charges related to its investment in the HSC Group, consisting of $456 million in asset impairment charges, primarily fixed assets, partially offset by benefits associated with certain customer contract settlements of $248 million deemed non-recurring in nature.
5. Includes a $48 million charge which reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement and a $74 million charge related to tax indemnifications, primarily associated with an adjustment to a one-time transition tax liability required by the Tax Cuts and Jobs Act of 2017, which were recorded in accordance with the Amended and Restated Tax Matters Agreement. Both charges were recorded in "Sundry income (expense) - net" in the Consolidated Statements of Operations.

Adjusted Significant Items by Segment for the Year Ended December 31, 2018 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Merger-related inventory step-up amortization [1]	$—	$(68)	$—	$(9)	$—	$—	$(77)
Net (gain) loss on divestitures and changes in joint venture ownership [2]	—	—	—	(14)	(27)	—	(41)
Integration and separation costs [3]	—	—	—	—	—	(1,394)	(1,394)
Restructuring and asset related charges - net [4]	(2)	(29)	(2)	(24)	12	(102)	(147)
Income tax related item [5]	—	—	—	—	—	(50)	(50)
Total	$(2)	$(97)	$(2)	$(47)	$(15)	$(1,546)	$(1,709)

1.	Includes the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

2.	Reflected in "Sundry income (expense) - net."

3.	Integration and separation costs related to the Merger, post-Merger integration and the Distributions.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 6 for additional information.

5.	Includes a foreign exchange loss related to adjustments to Historical EID's foreign currency exchange contracts as a result of U.S. tax reform.

Adjusted Significant Items by Segment for the Year Ended December 31, 2017 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Merger-related inventory step-up amortization [1]	$(105)	$(386)	$(335)	$(407)	$(122)	$—	$(1,355)
Net gain on divestitures and changes in joint venture ownership [2]	—	162	—	—	—	—	162
Integration and separation costs [3]	—	—	—	—	—	(810)	(810)
Restructuring and asset related charges - net [4]	(129)	(7)	(5)	(318)	(31)	(100)	(590)
Total	$(234)	$(231)	$(340)	$(725)	$(153)	$(910)	$(2,593)

1.	Includes the fair value step-up in Historical EID's inventories as a result of the Merger and the acquisition of FMC Corporation's Health and Nutrition business in November 2017.

2.	Reflected in "Sundry income (expense) - net."

3.	Integration and separation costs related to the Merger, post-Merger integration and the Distributions.

4.	Includes Board approved restructuring plans and asset related charges, which includes other asset impairments. See Note 6 for additional information.

NOTE 25 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected Quarterly Financial Data	2019
In millions, except per share amounts (Unaudited)	First [1]	Second	Third	Fourth	Year
Net sales	$5,414	$5,468	$5,426	$5,204	$21,512
Cost of sales	$3,621	$3,496	$3,531	$3,408	$14,056
Restructuring and asset related charges - net [2]	$71	$137	$82	$24	$314
Goodwill impairment charges	$—	$1,175	$—	$—	$1,175
Integration and separation costs	$611	$347	$191	$193	$1,342
(Loss) Income from continuing operations, net of tax [3]	$(74)	$(1,103)	$372	$191	$(614)
Income (Loss) from discontinued operations, net of tax	$646	$566	$5	$(3)	$1,214
Net income (loss)	$572	$(537)	$377	$188	$600
Net income (loss) available for DuPont common shareholders	$521	$(571)	$372	$176	$498
(Loss) Earnings per common share from continuing operations - basic [4]	$(0.11)	$(1.48)	$0.49	$0.24	$(0.86)
Earnings per common share from discontinued operations - basic [4]	$0.80	$0.72	$0.01	$—	$1.53
(Loss) Earnings per common share from continuing operations - diluted [4]	$(0.11)	$(1.48)	$0.49	$0.24	$(0.86)
Earnings per common share from discontinued operations - diluted [4]	$0.80	$0.72	$0.01	$—	$1.53
Dividends declared per share of common stock	$1.56	$0.30	$—	$0.30	$2.16

	2018 [1]
In millions, except per share amounts (Unaudited)	First	Second	Third	Fourth	Year
Net sales	$5,597	$5,857	$5,683	$5,457	$22,594
Cost of sales	$3,805	$4,085	$3,770	$3,642	$15,302
Restructuring and asset related charges - net [2]	$53	$46	$11	$37	$147
Integration and separation costs	$365	$428	$519	$575	$1,887
(Loss) Income from continuing operations, net of tax [5]	$(73)	$31	$131	$316	$405
Income from discontinued operations, net of tax	$1,210	$1,773	$408	$204	$3,595
Net income	$1,137	$1,804	$539	$520	$4,000
Net income available for DuPont common shareholders	$1,093	$1,769	$501	$482	$3,845
(Loss) Earnings per common share from continuing operations - basic [4]	$(0.12)	$0.03	$0.15	$0.40	$0.46
Earnings per common share from discontinued operations - basic [4]	$1.53	$2.26	$0.50	$0.24	$4.54
(Loss) Earnings per common share from continuing operations - diluted [4,6]	$(0.12)	$0.03	$0.15	$0.39	$0.45
Earnings per common share from discontinued operations - diluted [4,6]	$1.53	$2.24	$0.50	$0.23	$4.51
Dividends declared per share of common stock	$1.14	$2.28	$—	$1.14	$4.56

1.
Amounts differ from those disclosed in our Quarterly Report on form 10-Q for the quarter ended March 31, 2019 and in our Annual report on Form 10-K for the year ended December 31, 2018 due to the Distributions being reflected as discontinued operations.

2.	See Note 6 for additional information.
3. See Notes 4, 6, 7, and 14 for information on additional items impacting "Income (loss) from continuing operations, net of tax." The fourth of 2019 included integration and separation costs, restructuring charges, an income tax item, and a net charge related to a joint venture. Third quarter of 2019 included integration and separation costs and restructuring charges. Second quarter of 2019 included integration and separation costs, restructuring charges, an income tax item, and goodwill impairment charges. First quarter of 2019 included integration and separation costs and restructuring charges.

4.	Due to quarterly changes in the share count and the allocation of income to participating securities, the sum of the four quarters may not equal the earnings per share amount calculated for the year.
5. See Notes 3, 8 and 15 for information on additional items impacting "Income from continuing operations, net of tax." The fourth quarter of 2018 included Merger-related amortization of the fair value step-up of inventories, integration and separation costs, restructuring charges, a loss on a divestiture / change in joint venture ownership, and tax adjustments related to The Act. Third and second quarter of 2018 included integration and separation costs, restructuring charges, and loss on divestiture / change in joint venture ownership. First quarter of 2018 included Merger-related amortization of the fair value step-up of inventories, integration and separation costs, restructuring charges, and tax adjustments related to The Act.
6. "Earnings (loss) per common share from continuing operations - diluted" for the three month period ended March 31, 2018, March 31, 2019, June 30, 2019 and the year ended December 31, 2019 was calculated using "Weighted average common shares outstanding - basic" due to a net loss reported in the period.