Form 10-Q
period 2020-03-31
DuPont de Nemours, Inc.
filed 2020-05-05
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(302) 774-3034
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

The registrant had 733,797,258 shares of common stock, $0.01 par value, outstanding at May 1, 2020.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2020

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

Following the Corteva Distribution, DuPont holds the specialty products business as continuing operations. The results of operations of DuPont for the three months ended March 31, 2019 present the historical financial results of Dow and Corteva as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction with IFF; changes in relevant tax and other laws, (ii) failure to obtain necessary regulatory approvals, approval of IFF’s shareholders, anticipated tax treatment or any required financing or to satisfy any of the other conditions to the proposed transaction with IFF, (iii) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies that could impact the value, timing or pursuit of the proposed transaction with IFF, (iv) risks and costs and pursuit and/or implementation of the separation of the N&B Business, including timing anticipated to complete the separation, any changes to the configuration of businesses included in the separation if implemented, (v) risks and costs related to the Dow Distribution and the Corteva Distribution (together, the “Distributions”) including (a) with respect to achieving all expected benefits from the Distributions; (b) the incurrence of significant costs in connection with the Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (c) indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; and (d) potential liability arising from fraudulent conveyance and similar laws in connection with the Distributions; (vi) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (vii) uncertainty as to the long-term value of DuPont common stock; (viii) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade (ix) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and (x) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the Distributions; ability to effectively manage costs as the company’s portfolio evolves; security threats, such as acts of sabotage, terrorism or war, global health concerns and pandemics, natural disasters and weather events and patterns which could or could continue to result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in (Part I, Item 1A) of DuPont’s 2019 Annual Report on Form 10-K and in (Part II, Item 1A) of this report for the three-month period ended on March 31, 2020 on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2020	2019
Net sales	$5,221	$5,414
Cost of sales	3,318	3,621
Research and development expenses	236	267
Selling, general and administrative expenses	633	726
Amortization of intangibles	533	256
Restructuring and asset related charges - net	404	71
Goodwill impairment charge	533	—
Integration and separation costs	197	611
Equity in earnings of nonconsolidated affiliates	39	40
Sundry income (expense) - net	211	84
Interest expense	183	151
Loss from continuing operations before income taxes	(566)	(165)
Provision for (benefit from) income taxes on continuing operations	44	(91)
Loss from continuing operations, net of tax	(610)	(74)
Income from discontinued operations, net of tax	—	646
Net (loss) income	(610)	572
Net income attributable to noncontrolling interests	6	51
Net (loss) income available for DuPont common stockholders	$(616)	$521

Per common share data:
Loss per common share from continuing operations - basic	$(0.83)	$(0.11)
Earnings per common share from discontinued operations - basic	—	0.80
(Loss) Earnings per common share - basic	$(0.83)	$0.69
Loss per common share from continuing operations - diluted	$(0.83)	$(0.11)
Earnings per common share from discontinued operations - diluted	—	0.80
(Loss) Earnings per common share - diluted	$(0.83)	$0.69

Weighted-average common shares outstanding - basic	738.6	750.0
Weighted-average common shares outstanding - diluted	738.6	750.0
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2020	2019
Net (loss) income	$(610)	$572
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	—	67
Cumulative translation adjustments	(404)	(97)
Pension and other post employment benefit plans	2	135
Derivative instruments	—	(75)
Total other comprehensive (loss) income	(402)	30
Comprehensive (loss) income	(1,012)	602
Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(2)	57
Comprehensive (loss) income attributable to DuPont	$(1,010)	$545
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$1,748	$1,540
Accounts and notes receivable - net	3,869	3,802
Inventories	4,410	4,319
Other current assets	365	338
Total current assets	10,392	9,999
Investments
Investments in nonconsolidated affiliates	1,227	1,204
Other investments	24	24
Noncurrent receivables	31	32
Total investments	1,282	1,260
Property, plant and equipment - net of accumulated depreciation (March 31, 2020 - $5,189; December 31, 2019 - $4,969)	9,912	10,143
Other Assets
Goodwill	32,317	33,151
Other intangible assets	12,834	13,593
Deferred income tax assets	210	236
Deferred charges and other assets	1,040	1,014
Total other assets	46,401	47,994
Total Assets	$67,987	$69,396
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$3,925	$3,830
Accounts payable	2,846	2,934
Income taxes payable	340	240
Accrued and other current liabilities	1,434	1,342
Total current liabilities	8,545	8,346
Long-Term Debt	13,618	13,617
Other Noncurrent Liabilities
Deferred income tax liabilities	3,314	3,514
Pension and other post employment benefits - noncurrent	1,155	1,172
Other noncurrent obligations	1,238	1,191
Total other noncurrent liabilities	5,707	5,877
Total Liabilities	$27,870	$27,840
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2020: 733,793,781 shares; 2019: 738,564,728 shares)	7	7
Additional paid-in capital	50,605	50,796
(Accumulated deficit) Retained earnings	(9,251)	(8,400)
Accumulated other comprehensive loss	(1,810)	(1,416)
Total DuPont stockholders' equity	39,551	40,987
Noncontrolling interests	566	569
Total equity	40,117	41,556
Total Liabilities and Equity	$67,987	$69,396
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2020	2019
Operating Activities
Net (loss) income	$(610)	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772	1,520
Credit for deferred income tax and other tax related items	(164)	(368)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	(31)	767
Net periodic pension benefit (credit) cost	7	(8)
Pension contributions	(26)	(153)
Net gain on sales of assets, businesses and investments	(197)	(43)
Restructuring and asset related charges - net	404	287
Goodwill impairment charge	533	—
Amortization of merger-related inventory step-up	—	205
Other net loss	49	93
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(134)	(1,643)
Inventories	(134)	(194)
Accounts payable	236	(732)
Other assets and liabilities, net	13	(277)
Cash provided by operating activities	718	26
Investing Activities
Capital expenditures	(481)	(1,139)
Investment in gas field developments	—	(25)
Proceeds from sales of property and businesses, net of cash divested	427	125
Acquisitions of property and businesses, net of cash acquired	(73)	—
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(1)	(189)
Proceeds from sales and maturities of investments	—	212
Other investing activities, net	4	(5)
Cash used for investing activities	(124)	(1,000)
Financing Activities
Changes in short-term notes payable	69	798
Proceeds from issuance of long-term debt	25	1,000
Payments on long-term debt	(1)	(363)
Purchases of common stock	(232)	(1,579)
Proceeds from issuance of Company stock	34	63
Employee taxes paid for share-based payment arrangements	(12)	(76)
Distributions to noncontrolling interests	(6)	(11)
Dividends paid to stockholders	(222)	(851)
Debt extinguishment costs	—	(13)
Other financing activities, net	1	—
Cash used for financing activities	(344)	(1,032)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	50
Increase (Decrease) in cash, cash equivalents and restricted cash	205	(1,956)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,577	8,591
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	5,431
Cash, cash equivalents and restricted cash at beginning of period	1,577	14,022
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,782	6,862
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	5,204
Cash, cash equivalents and restricted cash at end of period	$1,782	$12,066
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	521	—	—	—	51	572
Other comprehensive income	—	—		30	—	—	6	36
Dividends ($1.56 per common share)	—	—	(1,176)	—	—	—	—	(1,176)
Common stock issued/sold	—	63	—	—	—	—	—	63
Stock-based compensation and allocation of ESOP shares	—	102	—	—	29	—	—	131
Distributions to non-controlling interests	—	—	—	—	—	—	(11)	(11)
Purchases of treasury stock	—	—	—	—	—	(1,579)	—	(1,579)
Other	—	—	(5)	—	—	—	—	(5)
Balance at March 31, 2019	$8	$82,141	$29,486	$(12,364)	$(105)	$(7,000)	$1,654	$93,820

Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	—	(3)
Net (loss) income	—	—	(616)	—	—	—	6	(610)
Other comprehensive loss	—	—	—	(394)	—	—	(8)	(402)
Dividends ($0.30 per common share)	—	(222)	—	—	—	—	—	(222)
Common stock issued/sold	—	34	—	—	—	—	—	34
Stock-based compensation	—	30	—	—	—	—	—	30
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Purchases of treasury stock	—	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	—	232	—	—
Other	—	(33)	—	—	—	—	5	(28)
Balance at March 31, 2020	$7	$50,605	$(9,251)	$(1,810)	$—	$—	$566	$40,117
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, collectively referred to as the “2019 Annual Report.” The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Impact of the Novel Coronavirus (“COVID-19”) Pandemic
The COVID-19 pandemic has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company's operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak and its impact on the Company's customers and suppliers. As of the date of issuance of these interim Consolidated Financial Statements, the full extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

The results of operations of DuPont for the three months ended March 31, 2019 present the historical financial results of Dow and Corteva as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and associated ASUs related to Topic 326. The new guidance introduces the current expected credit loss (“CECL”) model, which requires organizations to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company adopted the new standard in the first quarter of 2020, which required a modified retrospective transition approach, applying the new standard's cumulative-effect adjustment at the date of initial adoption. This cumulative-effect has been reflected as of January 1, 2020 and prior periods have not been restated. The impact of initial adoption was not material to the Company’s interim Condensed Consolidated Balance Sheet, interim Consolidated Statements of Operations, and interim Consolidated Statement of Cash Flows.

NOTE 3 - DIVESTITURES
Separation Agreements
In connection with the Dow Distribution and the Corteva Distribution, the Company entered into certain agreements that, among other things, effected the separations, provides for the allocation of assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DuPont, Dow, and Corteva (together, the “Parties” and each a “Party”), and provides a framework for DuPont’s relationship with Dow and Corteva following the Distributions. Effective April 1, 2019, the Parties entered into the following agreements: the Separation and Distribution Agreement; the Tax Matters Agreement; the Employee Matters Agreement; and the Intellectual Property Cross-License Agreement (the “DuPont-Dow IP Cross-License Agreement”). In addition to the agreements above, DuPont has entered into certain various supply agreements with Dow. These agreements provide for different pricing than the historical intercompany and intracompany practices prior to the Distributions.

Effective June 1, 2019, in connection with the Corteva Distribution, DuPont and Corteva entered into the following agreements: the Intellectual Property Cross-License Agreement (the “DuPont-Corteva IP Cross-License Agreement”); the Letter Agreement; and the Amended and Restated Tax Matters Agreement.

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

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

Three Months Ended March 31, 2019
In millions
Net sales	$10,867
Cost of sales	8,917
Research and development expenses	163
Selling, general and administrative expenses	329
Amortization of intangibles	116
Restructuring and asset related charges - net	157
Integration and separation costs	44
Equity in earnings of nonconsolidated affiliates	(13)
Sundry income (expense) - net	99
Interest expense	240
Income from discontinued operations before income taxes	987
Provision for income taxes on discontinued operations	261
Income from discontinued operations, net of tax	726
Income from discontinued operations attributable to noncontrolling interests, net of tax	37
Income from discontinued operations attributable to DuPont stockholders, net of tax	$689

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Materials Science Division:

Three Months Ended March 31, 2019
In millions
Depreciation and amortization	$744
Capital expenditures	$597

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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

Three Months Ended March 31, 2019
In millions
Net sales	$3,368
Cost of sales	2,192
Research and development expenses	287
Selling, general and administrative expenses	617
Amortization of intangibles	102
Restructuring and asset related charges - net	59
Integration and separation costs	158
Equity in earnings of nonconsolidated affiliates	(1)
Sundry income (expense) - net	65
Interest expense	63
Income from discontinued operations before income taxes	(46)
Provision for income taxes on discontinued operations	34
Income from discontinued operations, net of tax	(80)
Income from discontinued operations attributable to noncontrolling interests, net of tax	10
Income from discontinued operations attributable to DuPont stockholders, net of tax	$(90)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

Three Months Ended March 31, 2019
In millions
Depreciation and amortization	$249
Capital expenditures	$222

Indemnifications
In connection with the Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies Dow and Corteva against certain litigation, environmental, income taxes, workers' compensation and other liabilities that arose prior to the Distributions, as applicable. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At March 31, 2020, the indemnified assets were $134 million within "Accounts and notes receivable, net" and $141 million within "Deferred charges and other assets" and indemnified liabilities were $80 million within "Accrued and other current liabilities" and $95 million within "Other noncurrent obligations."

Refer to Note 13 for additional information regarding treatment of litigation and environmental related matters under the Separation and Distribution Agreement and the Letter Agreement.

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Imaging segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. The sale resulted in a pre-tax gain of $197 million ($102 million net of tax) recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations for the three months ended March 31, 2020.

Integration and Separation Costs
Integration and separation costs for continuing operations to date primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-Merger integration, the Distributions, and beginning in the fourth quarter of 2019, the intended separation of the Nutrition & Biosciences business.

These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended March 31,
In millions	2020	2019
Integration and separation costs	$197	$611

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2020	2019
Image Solutions	$148	$154
Interconnect Solutions	266	238
Semiconductor Technologies	470	433
Electronics & Imaging	$884	$825
Food & Beverage	$738	$755
Health & Biosciences	605	570
Pharma Solutions	208	210
Nutrition & Biosciences	$1,551	$1,535
Healthcare & Specialty	$359	$384
Industrial & Consumer	266	308
Mobility Solutions	519	625
Transportation & Industrial	$1,144	$1,317
Safety Solutions	$631	$665
Shelter Solutions	348	357
Water Solutions	297	261
Safety & Construction	$1,276	$1,283
Biomaterials	$34	$59
Clean Technologies	60	65
DuPont Teijin Films	43	37
Photovoltaic & Advanced Materials	229	254
Sustainable Solutions [1]	—	39
Non-Core	$366	$454
Total	$5,221	$5,414
1. The Sustainable Solutions business was divested in the third quarter of 2019.

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2020	2019
U.S. & Canada	$1,742	$1,776
EMEA [1]	1,271	1,380
Asia Pacific	1,913	1,945
Latin America	295	313
Total	$5,221	$5,414

1.	Europe, Middle East and Africa.

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

Revenue recognized in the first three months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $14 million (approximately $10 million in the first three months of 2019). The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	March 31, 2020	December 31, 2019
In millions
Accounts and notes receivable - trade [1]	$3,156	$3,007
Contract assets - current [2]	$32	$35
Deferred revenue - current [3]	$69	$43
Deferred revenue - noncurrent [4]	$29	$34

1.	Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.

2.	Included in "Other current assets" in the interim Condensed Consolidated Balance Sheets.

3.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

4.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes other asset impairments, were $404 million for the three months ended March 31, 2020 ($71 million for the three ended March 31, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $230 million at March 31, 2020 ($162 million at December 31, 2019). Restructuring activity consists of the following:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the expected closure of the Proposed N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company expects to record total pre-tax restructuring charges up to $180 million, comprised of $125 million of severance and related benefit costs, $50 million of asset related charges, and $5 million of costs related to contract terminations. For the three months ended March 31, 2020, DuPont recorded a pre-tax charge related to the 2020 Restructuring Program in the amount of $111 million, recognized in "Restructuring and asset related charges - net" in the Company's interim Consolidated Statement of Operations, comprised of $96 million of severance and related benefit costs and $15 million of asset related charges. At March 31, 2020, total liabilities related to the 2020 Restructuring Program were $96 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

The following table summarizes the charges incurred by segment related to the 2020 Restructuring Program:

2020 Restructuring Program Charges by Segment	Three Months Ended March 31, 2020
In millions
Electronics & Imaging	$4
Nutrition & Biosciences	6
Transportation & Industrial	24
Safety & Construction	20
Non-Core	—
Corporate	57
Total	$111

The Company expects actions related to this program to be substantially complete by the end of 2020.

2019 Restructuring Program
During the second quarter 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). The Company has recorded pre-tax restructuring charges of $156 million inception-to-date, consisting of severance and related benefit costs of $122 million and asset related charges of $34 million.

The Company incurred charges for severance and related benefit costs of $18 million related to the 2019 Restructuring Program during the three months ended March 31, 2020. These charges consisted of $1 million related to the Transportation & Industrial segment and $17 million related to Corporate.

The following table summarizes the activities related to the 2019 Restructuring Program:

2019 Restructuring Program	Severance and Related Benefit Costs
In millions
Reserve balance at December 31, 2019	$86
Current quarter restructuring charges	18
Non-cash compensation	(6)
Cash payments	(23)
Reserve balance at March 31, 2020	$75

At March 31, 2020, the $75 million for severance and related benefit costs was included in "Accrued and other current liabilities" ($86 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete in the second quarter of 2020.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions of Dow and Corteva. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Science Divisions are reflected in discontinued operations. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $490 million inception-to-date, consisting of severance and related benefit costs of $215 million, asset related charges of $209 million and contract termination charges of $66 million related to charges.

The following tables summarize the charges incurred related to the DowDuPont Cost Synergy Program:

	Three Months Ended March 31,
In millions	2020	2019
Severance and related benefit costs	$—	$43
Contract termination charges	5	16
Asset related charges	—	13
Total restructuring and asset related charges - net [1,2]	$5	$72

1. The charges for the three months ended March 31, 2020 include $5 million related to Safety and Construction.
2. The charges for the three months ended March 31, 2019 include $27 million related to Nutrition & Biosciences, $2 million related to Safety and Construction, $44 million related to Corporate, and a benefit of $1 million related to Non Core.

Charges for the three months ended March 31, 2020 and 2019 include $5 million and $71 million, respectively, recognized in "Restructuring and asset related charges - net." The charge for the three months ended March 31, 2019 also includes $1 million recognized in "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations.

The following table summarizes the activities related to the DowDuPont Cost Synergy Program:

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Total
In millions
Reserve balance at December 31, 2019	$74	$2	$76
Current quarter restructuring charges	—	5	5
Cash payments	(22)	—	(22)
Reserve balance at March 31, 2020	$52	$7	$59

At March 31, 2020, the $59 million was included in "Accrued and other current liabilities" ($76 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The DowDuPont Cost Synergy Program is considered substantially complete at March 31, 2020.

Asset Impairments
The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amount of such assets may not be recoverable and may exceed their fair value. For purposes of determining impairment, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a $270 million pre-tax impairment charge recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operation for the three months ended March 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2020	2019
Non-operating pension and other post employment benefit (OPEB) credits	$11	$21
Interest income	2	40
Net gain on divestiture and sales of other assets and investments [1,2]	197	53
Foreign exchange (losses) gains, net	(8)	(61)
Miscellaneous income (expenses) - net [3]	9	31
Sundry income (expense) - net	$211	$84
1. The three months ended March 31, 2020 reflects income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Imaging segment.
2. The three months ended March 31, 2019 includes income of $51 million related to a sale of assets within the Electronics & Imaging segment.
3. Miscellaneous income (expenses) - net for the three months ended March 31, 2019 includes $26 million related to licensing income within the Safety & Construction segment.

Cash, Cash Equivalents and Restricted Cash
From time to time, the Company is required to set aside funds for various activities that arise in the normal course of business. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the distribution of Corteva, the Trust assets related to Corteva employees were transferred to a new trust for Corteva (the "Corteva Trust"). As a result, the Trust currently held by DuPont relates to funding obligations to DuPont employees. At March 31, 2020, the Company had restricted cash of $34 million ($37 million at December 31, 2019) included in "Other current assets" in the interim Condensed Consolidated Balance Sheets which was completely attributed to the Trust.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,434 million at March 31, 2020 and $1,342 million at December 31, 2019. No component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at March 31, 2020. Accrued payroll, which is a component of "Accrued and other current liabilities," was $479 million at December 31, 2019. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at December 31, 2019.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2020 was (7.8) percent, compared with an effective tax rate of 55.2 percent for the first quarter of 2019. The effective tax rate for the first quarter of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting the Non-core segment. See Note 11 for more information regarding the goodwill impairment charge.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2020 and 2019:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2020	2019
Loss from continuing operations, net of tax	$(610)	$(74)
Net income from continuing operations attributable to noncontrolling interests	6	4
Net income from continuing operations attributable to participating securities [1]	—	1
Loss from continuing operations attributable to common stockholders	$(616)	$(79)
Income from discontinued operations, net of tax	—	646
Net income from discontinued operations attributable to noncontrolling interests	—	47
Income from discontinued operations attributable to common stockholders	—	599
Net (loss) income attributable to common stockholders	$(616)	$520

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2020	2019
Loss from continuing operations attributable to common stockholders	$(0.83)	$(0.11)
Income from discontinued operations, net of tax	—	0.80
Net (loss) income attributable to common stockholders	$(0.83)	$0.69

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2020	2019
Loss from continuing operations attributable to common stockholders	$(0.83)	$(0.11)
Income from discontinued operations, net of tax	—	0.80
Net (loss) income attributable to common stockholders	$(0.83)	$0.69

Share Count Information	Three Months Ended March 31,
Shares in millions	2020	2019
Weighted-average common shares - basic	738.6	750.0
Plus dilutive effect of equity compensation plans	—	—
Weighted-average common shares - diluted	738.6	750.0
Stock options and restricted stock units excluded from EPS calculations [2]	6.4	6.4

1.	Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES

Inventories	March 31, 2020	December 31, 2019
In millions
Finished goods	$2,731	$2,621
Work in process	858	855
Raw materials	589	599
Supplies	232	244
Total inventories	$4,410	$4,319

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the interim Condensed Consolidated Balance Sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	Mar 31, 2020	Dec 31, 2019
In millions
Investments in nonconsolidated affiliates	$1,227	$1,204
Accrued and other current liabilities	(84)	(85)
Other noncurrent obligations	(351)	(358)
Net investment in nonconsolidated affiliates	$792	$761

The Company maintained an ownership interest in 21 nonconsolidated affiliates at March 31, 2020. The following table reflects the Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at March 31, 2020:

	Country	Ownership Interest
		March 31, 2020
The HSC Group:
DC HSC Holdings LLC [1]	United States	50.0%
Hemlock Semiconductor L.L.C.	United States	50.1%

1.	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

Sales to nonconsolidated affiliates represented less than 3 percent of total net sales for the three months ended March 31, 2020 and 2019. Sales to nonconsolidated affiliates are primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this raw material to the HSC Group are reflected in Non-Core. Purchases from nonconsolidated affiliates represented approximately 2 percent of “Cost of sales” for the three months ended March 31, 2020 and 2019.

HSC Group
The following table reflects the carrying value of the HSC Group investments at March 31, 2020 and December 31, 2019:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	Mar 31, 2020	Dec 31, 2019
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(351)	$(358)
DC HSC Holdings LLC	Investments in nonconsolidated affiliates	$97	$87

The following is summarized financial information for the Company's principal nonconsolidated equity method investments. The amounts shown below represent 100 percent of these equity method investments' results of operations:

Results of Operations	Three Months Ended March 31,
In millions	2020	2019
Revenues [1]	$185	$185
Cost of sales [1]	$127	$107
Income from continuing operations	$40	$63
Net income attributed to entities	$35	$52

1.
Includes sales and cost of sales of $22 million and $21 million for the three months ended March 31, 2020 and 2019, respectively, that have not been eliminated between Hemlock Semiconductor L.L.C and DC HSC Holdings in the presentation of the summarized income statement information above.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2020 were as follows:

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2019	$7,092	$11,012	$6,931	$6,711	$1,405	$33,151
Acquisitions	—	—	—	53	—	53
Divestitures	(199)	—	—	—	—	(199)
Impairments	—	—	—	—	(533)	(533)
Currency Translation Adjustment	(11)	(111)	(25)	(26)	—	(173)
Measurement Period Adjustments	—	—	—	18	—	18
Balance at March 31, 2020	$6,882	$10,901	$6,906	$6,756	$872	$32,317

The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

Expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform impairment analyses related to goodwill. As part of the analysis, the Company determined that the fair value of its Photovoltaic and Advanced Materials (“PVAM”) reporting unit was below its carry value resulting in an impairment charge to goodwill. Valuations of the PVAM reporting unit under a combination of the market approach and income approach reflect softening conditions in photovoltaics markets as compared to prior estimates. In connection with this analysis, the Company recorded a pre-tax, non-cash impairment charge of $533 million for the three months ended March 31, 2020 impacting the Non-Core segment.

The Company's analysis uses the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a of lack of recovery or further global softening in certain markets, mainly in which the Transportation & Industrial segment operates in such as automotive, oil & gas and select industrial end-markets, or a sustained decline in the value of the Company's common stock, the Company may be required to perform additional impairment assessments for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,356	$(1,523)	$2,833	$4,343	$(1,361)	$2,982
Trademarks/tradenames	2,416	(755)	1,661	2,433	(455)	1,978
Customer-related	8,920	(2,339)	6,581	8,986	(2,229)	6,757
Other	300	(214)	86	303	(98)	205
Total other intangible assets with finite lives	$15,992	$(4,831)	$11,161	$16,065	$(4,143)	$11,922
Intangible assets with indefinite lives:
Trademarks/tradenames	1,673	—	1,673	1,671	—	1,671
Total other intangible assets	1,673	—	1,673	1,671	—	1,671
Total	$17,665	$(4,831)	$12,834	$17,736	$(4,143)	$13,593

During the first quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting the Non-Core segment. See Note 5 for further discussion.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	Mar 31, 2020	Dec 31, 2019
In millions
Electronics & Imaging	$1,764	$1,833
Nutrition & Biosciences	3,989	4,377
Transportation & Industrial	3,524	3,590
Safety & Construction	3,048	3,082
Non-Core	509	711
Total	$12,834	$13,593

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended March 31,
In millions	2020	2019
Other intangible assets	$533	$256

Total estimated amortization expense for the remainder of 2020 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
2020	$1,595
2021	$1,008
2022	$968
2023	$925
2024	$826
2025	$789

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The proceeds from the May Debt Offering are expected to be used by the Company to repay or redeem the Company’s $0.5 billion in floating rate notes due November 2020 and $1.5 billion of 3.77 percent fixed-rate notes due November 2020 (collectively, the “2020 Notes”). Upon consummation of the Proposed N&B Transaction, the Company will be required to mail a notice of redemption to holders of the Notes, with a copy to the Trustee, setting forth the date of redemption of all of the Notes on the date (“Special Mandatory Redemption Date”) that is the later of (i) three (3) Business Days after the consummation of the Proposed N&B Transaction and (ii) May 1, 2021. On the Special Mandatory Redemption Date, the Company will be required to redeem all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, up to but excluding the Special Mandatory Redemption Date. The Indenture also contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, as well as customary events of default.

Revolving Credit Facility
In June 2019, the Company entered into a $750 million, 364-day revolving credit facility (the "Old 364-Day Revolving Credit Facility"). In March 2020, the Company drew down on the Old 364-Day Revolving Credit Facility in the aggregate principal amount of $250 million. In April 2020, the Company repaid the $250 million draw on the Old 364-Day Revolving Credit Facility with interest. On and effective as of April 16, 2020, the Company entered into a new $1.0 billion 364-day revolving credit facility (the “$1B Revolving Credit Facility"). As of the effectiveness of the $1B Revolving Credit Facility, the Old 364-Day Revolving Credit Facility was terminated.

Nutrition & Biosciences Financing
In connection with the Proposed N&B Transaction, DuPont and Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $7.5 billion (the “Bridge Loans”) to secure committed financing for a one-time $7.3 billion cash payment, subject to adjustment, to DuPont (the "Special Cash Payment") and related financing fees. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.
In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
As of March 31, 2020, the Company had recorded liabilities of $24 million associated with litigation matters and $77 million associated with environmental matters. These recorded liabilities include the Company’s indemnification obligations to each of Dow and Corteva.

Under the Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at March 31, 2020, DuPont has recorded (i) a liability of $35 million (although it is reasonably possible that the ultimate cost could range up to $108 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $3 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $58 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

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

Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at March 31, 2020. Therefore, at March 31, 2020, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

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

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction and initiated an arbitration of the dispute as required under the Chemours Separation Agreement. In December 2019, following argument, the Delaware Court of Chancery stayed arbitration pending resolution of the motion to dismiss. On March 30, 2020, the Court of Chancery granted the motion to dismiss and rejected Chemours’ arguments in their entirety. Chemours filed a notice of appeal on April 17, 2020 and may file a motion to stay the arbitration process pending consideration of such an appeal by the Delaware Supreme Court. In the interim, the confidential arbitration process will proceed.

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

Generally, Chemours, with reservations, including as to alleged fraudulent conveyance and voidable transactions, is defending and indemnifying Historical EID in the PFAS Matters discussed below. Although Chemours has refused the tender of the Company’s defense in the actions in which the Company has been named, DuPont believes it is remote that it will ultimately incur a liability in connection with these PFAS Matters.

Personal Injury and Other PFAS Actions
DuPont, which was formed after the spin-off of Chemours, is not named in the personal injury and other PFAS actions discussed below.

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

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and Historical EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. About 80 claims alleging personal injury, including kidney and testicular cancer claims, have been filed since the 2017 settlement. These claims are currently pending in the Ohio MDL. The first two cases, one captioned “Abbott v E. I. du Pont de Nemours and Company” and the other “Swartz v. E. I. du Pont de Nemours and Company”, involving a testicular cancer and a kidney cancer claim, respectively, proceeded to trial in January 2020. In the Abbott case, the jury returned a verdict in March 2020 against Historical EID, awarding $50 million in compensatory damages to the plaintiff and his wife, who claimed that exposure to PFOA in drinking water caused him to develop testicular cancer. Historical EID will appeal the verdict. The plaintiffs also sought but were not awarded punitive damages. In the Swartz matter, the jury could not reach a verdict. Therefore, the court declared a mistrial and the matter will be retried at a later date. The trials in the cases originally scheduled for June 2020 have been postponed to August 2020 due to the COVID-19 pandemic.

Natural Resource Damage Claims and Other Claims for Environmental Damages
In addition to the actions described above, there are about 100 cases alleging damages to natural resources, the environment and/or property as well as various other allegations. DuPont is named as a defendant in certain of these actions as discussed below.

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

Aqueous Film Forming Foam
Beginning in April 2019, several dozen lawsuits involving water contamination arising from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against Historical EID, Chemours, 3M and other AFFF manufacturers and in different parts of the country. Most were consolidated in multi-district litigation docket in federal district court in South Carolina (the “SC MDL”). Many of those cases also name DuPont as a defendant. Those actions largely seek remediation of the alleged PFAS contamination in and around military bases and airports as well as medical monitoring of affected residents.

As of the latter part of April 2020, approximately 600 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer. DuPont has been named as a defendant in approximately 565 personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. Historical EID and the Company have never made or sold aqueous film forming foam, PFOS or PFOS containing products.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2020, the Company had accrued obligations of $77 million for probable environmental remediation and restoration costs, inclusive of $35 million retained and assumed following the Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $171 million above the amount accrued at March 31, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2019, the Company had accrued obligations of $77 million for probable environmental remediation and restoration costs.

Pursuant to the Separation and Distribution Agreement, the Company is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $77 million as of March 31, 2020 includes amount for which the Company indemnifies Dow and Corteva. At March 31, 2020, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At March 31, 2020 and December 31, 2019, the Company had directly guaranteed $185 million and $187 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 10 percent of the $21 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at March 31, 2020	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2020	$21
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2020	$164
Total guarantees		$185

1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. Of the total maximum future payments, $21 million had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 14 - OPERATING LEASES
Operating lease costs for the three months ended March 31, 2020 and 2019 were $42 million and $44 million, respectively. Operating cash flows from operating leases were $42 million and $41 million for the three months ended March 31, 2020 and 2019, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the three months ended March 31, 2020 were $57 million and immaterial for the three months ended March 31, 2019. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets [1]	$589	$556
Current operating lease liabilities [2]	143	138
Noncurrent operating lease liabilities [3]	444	416
Total operating lease liabilities	$587	$554

1.	Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheet.

2.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheet.

3.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet.

NOTE 15 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. During the first quarter, the Company repurchased and retired 6.1 million shares for $232 million. At March 31, 2020, the Company had repurchased and retired 16.9 million shares under this program at a total cost of $982 million.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2020 and 2019:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(79)	(7)	(65)	(83)
Amounts reclassified from accumulated other comprehensive loss	(1)	(18)	142	(10)	113
Net other comprehensive income (loss)	$67	$(97)	$135	$(75)	$30
Balance at March 31, 2019	$16	$(3,882)	$(8,341)	$(157)	$(12,364)
2020
Balance at January 1, 2020	$—	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive loss before reclassifications	—	(396)	(2)	—	(398)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	4
Net other comprehensive (loss) income	$—	$(396)	$2	$—	$(394)
Balance at March 31, 2020	$—	$(1,466)	$(343)	$(1)	$(1,810)

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

Tax Benefit (Expense)	Three Months Ended March 31,
In millions	2020	2019
Unrealized gains (losses) on investments	$—	$(18)
Cumulative translation adjustments	—	(1)
Pension and other post employment benefit plans	(1)	(32)
Derivative instruments	—	24
Tax expense from income taxes related to other comprehensive income items	$(1)	$(27)

A summary of the reclassifications out of AOCL for the three months ended March 31, 2020 and 2019 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Income Classification
In millions	2020	2019
Unrealized gains on investments	$—	$(1)	See (1) below
Tax expense (benefit)	—	—	See (2) below
After tax	$—	$(1)
Cumulative translation adjustments	$—	$(18)	See (3) below
Pension and other post employment benefit plans	$3	$167	See (4) below
Tax expense (benefit)	1	(25)	See (2) below
After tax	$4	$142
Derivative Instruments	$—	$(11)	See (5) below
Tax expense	—	1	See (2) below
After tax	$—	$(10)
Total reclassifications for the period, after tax	$4	$113
1. "Net sales" and "Sundry income (expense) - net."
2. "Provision for income taxes on continuing operations."
3. "Sundry income (expense) - net."
4. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other post employment benefit plans. See Note 17 for additional information.
5. "Cost of sales," "Sundry income (expense) - net" and "Interest expense."

NOTE 16 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the interim Condensed Consolidated Balance Sheets as "Noncontrolling interests." The amount of consolidated net income attributable to the Company and the noncontrolling interests is both presented on the face of the interim Consolidated Statements of Operations.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019:

Noncontrolling Interests	Three Months Ended March 31,
In millions	2020	2019
Balance at beginning of period	$569	$1,608
Net income attributable to noncontrolling interests	6	51
Distributions to noncontrolling interests	(6)	(11)
Cumulative translation adjustments	(8)	7
Other	5	(1)
Balance at end of period	$566	$1,654

NOTE 17 - PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post employment benefits can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Historical Dow and Historical EID did not merge their defined benefit pension and other post employment benefit plans as a result of the Merger.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended March 31,
In millions	2020	2019
Defined Benefit Pension Plans:
Service cost [1]	$18	$131
Interest cost [2]	14	447
Expected return on plan assets [3]	(28)	(713)
Amortization of prior service credit [4]	(1)	(6)
Amortization of net loss [5]	4	133
Net periodic benefit (credit) cost - total	$7	$(8)
Less: Net periodic benefit (credit) cost - discontinued operations	—	(4)
Net periodic benefit credit - continuing operations	$7	$(4)
Other Post Employment Benefits:
Service cost [1]	$—	$4
Interest cost [2]	—	37
Amortization of net gain [5]	—	(6)
Net periodic benefit cost - total	$—	$35
Less: Net periodic benefit (credit) cost - discontinued operations	—	34
Net periodic benefit cost - continuing operations	$—	$1
1. The service cost from continuing operations was $16 million for the three months ended March 31, 2019. The activity from OPEBs was immaterial.

2.	The interest cost from continuing operations was $21 million for the three months ended March 31, 2019. The activity from OPEBs was immaterial.
3. The expected return on plan assets from continuing operations was $43 million for the three months ended March 31, 2019. The activity from OPEBs was immaterial.
4. The amortization of prior service credit from continuing operations was immaterial for the three months ended March 31, 2019 for both pensions and OPEBs.
5. The amortization of unrecognized net loss from continuing operations was $2 million for the three months ended March 31, 2019. The activity from OPEBs was immaterial.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $60 million by year-end 2020.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Historical Dow and Historical DuPont stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Historical Dow and Historical EID did not merge their equity incentive plans as a result of the Merger. The Historical Dow and Historical EID stock-based compensation plans were assumed by the Company and remained in place with the ability to grant and issue DowDuPont common stock until the Distributions.

Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). Upon adoption of the DuPont OIP, the Historical Dow and Historical EID plans were maintained and rolled into the DuPont OIP as separate subplans. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the Historical Dow and Historical EID plans immediately prior to the Distributions. All new awards will be granted by the OIP. Under the DuPont OIP, a maximum of 10 million shares of common stock are available for award as of March 31, 2020.

DuPont recognized share-based compensation expense in continuing operations of $41 million and $21 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefits related to stock-based compensation arrangements were $9 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.

In the first quarter of 2020, the Company granted 1.0 million RSUs, 0.8 million stock options and 0.3 million PSUs. The weighted-average fair values per share associated with the grants were $53.49 per RSU, $8.84 per stock option and $50.23 per PSU. The stock options had a weighted-average exercise price per share of $53.50.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2020 and December 31, 2019:

Fair Value of Financial Instruments	March 31, 2020				December 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$771	$—	$—	$771	$417	$—	$—	$417
Restricted cash equivalents [1]	$34	$—	$—	$34	$37	$—	$—	$37
Total cash and restricted cash equivalents	$805	$—	$—	$805	$454	$—	$—	$454
Long-term debt including debt due within one year	$(15,620)	$38	$(1,209)	$(16,791)	$(15,618)	$—	$(1,633)	$(17,251)
Derivatives relating to:
Foreign currency [2]	—	12	(11)	1	—	6	(7)	(1)
Total derivatives	$—	$12	$(11)	$1	$—	$6	$(7)	$(1)

1.	Classified as "Other current assets" in the interim Condensed Consolidated Balance Sheets.

2.	Presented net of cash collateral where master netting arrangements allow.

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

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. As of the first quarter of 2020, the Company has not designated any derivatives or non-derivatives as hedging instruments.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2020	Dec 31, 2019
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(344)	$26
Commodity contracts	$12	$11

1.	Presented net of contracts bought and sold.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The Company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The Company may use foreign currency exchange contracts to offset a portion of the Company's exposure to certain foreign currency-denominated revenues so that gains and losses on the contracts offset changes in the USD value of the related foreign currency-denominated revenues.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		March 31, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$34	$(22)	$12
Total asset derivatives		$34	$(22)	$12

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$33	$(22)	$11
Total liability derivatives		$33	$(22)	$11

		December 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$16	$(10)	$6
Total asset derivatives		$16	$(10)	$6

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$17	$(10)	$7
Total liability derivatives		$17	$(10)	$7

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a gain of $4 million for the three months ended March 31, 2020 ($47 million loss for the months ended March 31, 2019). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains or losses related to foreign currency contracts from AOCL to income within the next 12 months and there are currently no such amounts included within AOCL.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2020	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$805
Derivatives relating to: [2]
Foreign currency contracts	34
Total assets at fair value	$839
Liabilities at fair value:
Long-term debt including debt due within one year [3]	$16,791
Derivatives relating to: [2]
Foreign currency contracts	33
Total liabilities at fair value	$16,824

1.
Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.

2.	See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.

3.	Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2019	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$454
Derivatives relating to: [2]
Foreign currency contracts	16
Total assets at fair value	$470
Liabilities at fair value:
Long-term debt including debt due within one year [3]	$17,251
Derivatives relating to: [2]
Foreign currency contracts	17
Total liabilities at fair value	$17,268
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets
3. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Fair Value Measurements on a Nonrecurring Basis
During the first quarter of 2020, the Company recorded impairment charges related to goodwill and long-lived assets within the Non-Core segment. See Notes 11 and 5 for further discussion of these fair value measurements.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
In the first quarter of 2020, in preparation for the Proposed N&B Transaction, DuPont changed its management and reporting structure to realign costs associated with its polysaccharides pre-commercial activities from the Non-Core segment to the N&B segment. The reporting changes have been retrospectively reflected in the segment results for all periods presented.

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

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." Pro forma Operating EBITDA for the three months ended March 31, 2019 has been adjusted to reflect the supply agreements if they had been effective January 1, 2018 as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended March 31, 2020.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Three Months Ended March 31, 2020
Net sales	$884	$1,551	$1,144	$1,276	$366	$—	$5,221
Operating EBITDA [1]	$253	$385	$308	$368	$42	$(35)	$1,321
Equity in earnings of nonconsolidated affiliates	$9	$—	$1	$7	$22	$—	$39
Three months ended March 31, 2019
Net sales	$825	$1,535	$1,317	$1,283	$454	$—	$5,414
Pro forma operating EBITDA [1]	$288	$349	$373	$374	$98	$(52)	$1,430
Equity in earnings of nonconsolidated affiliates [2]	$3	$—	$—	$8	$30	$—	$41

1.	A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided below.

2.
Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a restructuring charge of $1 million which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statement of Operations.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended March 31, 2020 and 2019	Three Months Ended March 31,
In millions	2020	2019
Loss from continuing operations, net of tax	$(610)	$(74)
+ Provision for (benefit from) income taxes on continuing operations	44	(91)
Loss from continuing operations before income taxes	$(566)	$(165)
+ Pro forma adjustments [1]	—	122
+ Depreciation and amortization	772	527
- Interest income [2]	2	40
+ Interest expense [3]	173	180
- Non-operating pension/OPEB benefit [2]	11	21
- Foreign exchange gains (losses), net [2]	(8)	(61)
+ Costs historically allocated to the materials science and agriculture businesses [4]	—	256
- Significant items [5]	(947)	(510)
Operating EBITDA [1]	$1,321	$1,430
1. For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis. The pro forma adjustment reflects the net pro forma impact of items directly attributable to the Transactions, as applicable.

2.	Included in "Sundry income (expense) - net."
3. The three months ended March 31, 2020 excludes N&B financing fee amortization. Refer to details of significant items below.
4. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
5. The significant items for the three months ended March 31, 2020, are presented on an as reported basis. The adjusted significant items for the three months ended March 31, 2019 are presented on a pro forma basis.

The significant items for the three months ended March 31, 2020, are presented on an as reported basis. The adjusted significant items for the three months ended March 31, 2019 are presented on a pro forma basis. The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2020	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(197)	$(197)
Restructuring and asset related charges - net [2]	(4)	(6)	(25)	(25)	—	(74)	(134)
Goodwill impairment charge [3]	—	—	—	—	(533)	—	(533)
Asset impairment charges [4]	—	—	—	—	(270)	—	(270)
Gain on divestiture [5]	197	—	—	—	—	—	197
N&B financing fee amortization [6]	—	—	—	—	—	(10)	(10)
Total	$193	$(6)	$(25)	$(25)	$(803)	$(281)	$(947)

1. Integration and separation costs related to the post-Merger integration and the intended separation of the N&B Business.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 11 for additional information.
4. See Note 5 for additional information.
5. Reflected in "Sundry income (expense) - net." Refer to Note 3 for additional information.
6. Reflected in "Interest expense" and relates to the intended separation of the N&B Business.

Adjusted Significant Items by Segment for the Three Months Ended March 31, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	—	—	—	—	—	$(438)	$(438)
Restructuring and asset related charges - net [2]	—	(27)	—	(2)	1	(44)	(72)
Total	$—	$(27)	$—	$(2)	$1	$(482)	$(510)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.

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

DowDuPont completed a series of internal reorganizations and realignment steps in order to separate into three, independent, publicly traded companies - one for each of its agriculture, materials science and specialty products businesses. DowDuPont formed two wholly owned subsidiaries: Dow Inc. ("Dow", formerly known as Dow Holdings Inc.), to serve as a holding company for its materials science business, and Corteva, Inc. ("Corteva"), to serve as a holding company for its agriculture business.

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

The results of operations of DuPont for the three months ended March 31, 2019 present the historical financial results of Dow and Corteva as discontinued operations. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

RECENT DEVELOPMENTS
COVID-19
The novel coronavirus (“COVID-19”) pandemic has resulted in significant economic disruption and continues to adversely impact the broader global economy, including certain of the Company’s customers and suppliers. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic subsides.

During the first quarter of 2020, the Company benefited from COVID-19 related demand in certain markets, principally personal protection, food & beverage, health & wellness and electronics. Although management currently expects strong demand from these certain markets to continue into the second quarter of 2020, the COVID-19 pandemic is expected to continue to significantly adversely impact demand in automotive, oil & gas, and select industrial end-markets. In response to this uncertainty, the Company is delaying certain capital investments in select sectors, and idling production at several manufacturing sites, predominantly production plants in the Transportation & Industrial segment.

In addition, in response to COVID-19 related market disruption and uncertainties, the Company has proactively taken steps to enhance its liquidity position. In April 2020, the Company entered into a $1.0 billion 364-day revolving credit facility (the “$1B Revolving Credit Facility") that replaces its $750 million 364-day revolving credit facility (the “Old 364-Day Revolving Credit Facility”), and completed a public underwritten offering of $2 billion of 2.169 percent fixed rate notes due May 1, 2023 (the “May Debt Offering”). Refer to Liquidity and Capital Resources for more information.

Nutrition & Biosciences Financing
On December 15, 2019, the Company entered into definitive agreements to separate and combine the Nutrition & Biosciences business segment (the "N&B Business") with International Flavors & Fragrances Inc. ("IFF") in a tax-efficient Reverse Morris Trust transaction, (the "Proposed N&B Transaction"). In the first quarter of 2020, DuPont and Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion. The remaining $6.25 billion is expected to be funded through the N&B Notes Offering and/or the Bridge Loans. The proceeds from drawdowns on the term loan facilities and the N&B Notes Offering, if any, and/or Bridge Loans would be used to make a one-time $7.3 billion cash payment, subject to adjustment, to DuPont (the "Special Cash Payment") and to pay the related transaction fees and expenses. The commitments under the Bridge Letter and the availability of funding under the term loan are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the proposed transaction with IFF.

2020 Restructuring Program
During the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions following the expected closure of the Proposed N&B Transaction (the "2020 Restructuring Program"). For the three months ended March 31, 2020, the Company recorded a pre-tax charge related to the 2020 Restructuring Program of $111 million, recognized in "Restructuring and asset related charges - net" in the Company's interim Consolidated Statements of Operations. At March 31, 2020, total liabilities related to the program were $96 million. Future cash payments related to the 2020 Restructuring Program are anticipated to be up to $130 million primarily related to the payment of severance and related benefits and contract termination charges.

Divestitures
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Imaging segment, to SK Siltron. Proceeds received in the first quarter of 2020 from the sale of the business were approximately $420 million. The sale resulted in a pre-tax gain of $197 million ($102 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations. Refer to Note 3 of the interim Consolidated Financial Statements.

Non-Core Impairments
During the three months ended March 31, 2020, the Company was required to perform interim impairment tests of its goodwill and long-lived assets as expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, served as triggering events. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges related to goodwill of $533 million. The charges were recognized in "Goodwill impairment charge" in the interim Consolidated Statements of Operations. Refer to Note 11 of the interim Consolidated Financial Statements. The Company also recorded pre-tax, non-cash impairment charges of $270 million related to long-lived assets. The charges were recognized in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations. Refer to Note 5 of the interim Consolidated Financial Statements.

Dividends
On February 12, 2020, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 16, 2020, to shareholders of record on February 28, 2020.

On April 29, 2020, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2020, to shareholders of record on May 29, 2020.

SELECTED FINANCIAL DATA

	Three Months Ended
In millions, except per share amounts	March 31, 2020	March 31, 2019
Net sales	$5,221	$5,414

Cost of sales	$3,318	$3,621
Percent of net sales	63.6%	66.9%

Research and development expenses	$236	$267
Percent of net sales	4.5%	4.9%

Selling, general and administrative expenses	$633	$726
Percent of net sales	12.1%	13.4%

Effective tax rate - continuing operations	(7.8)%	55.2%

Net (loss) income available for DuPont common stockholders	$(616)	$521

Earnings per common share – basic	$(0.83)	$0.69
Earnings per common share – diluted	$(0.83)	$0.69

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$5,221	$5,414

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2020
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	(1)%	(1)%	9%	—%	7%
Nutrition & Biosciences	2	(2)	1	—	1
Transportation & Industrial	(4)	(1)	(8)	—	(13)
Safety & Construction	2	(1)	(4)	2	(1)
Non-Core	2	—	(12)	(9)	(19)
Total	—%	(1)%	(2)%	(1)%	(4)%
U.S. & Canada	—%	—%	(2)%	—%	(2)%
EMEA [1]	1	(3)	(5)	(1)	(8)
Asia Pacific	(1)	(1)	—	—	(2)
Latin America	2	(3)	(3)	(2)	(6)
Total	—%	(1)%	(2)%	(1)%	(4)%

1.	Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2020 of $5.2 billion, down 4 percent from $5.4 billion for the three months ended March 31, 2019, due to a 2 percent decrease in volume, a 1 percent unfavorable currency impact and a 1 percent decline in portfolio actions. Local price and product mix remained flat. Volume declined across all geographic regions with the exception of Asia Pacific where it remained flat. Volume declined across all segments with the exception of Electronics & Imaging (up 9 percent) and Nutrition & Biosciences (up 1 percent). The most notable volume decrease were in Transportation & Industrial (down 8 percent) and Non-Core (down 12 percent). Currency was down 1 percent compared with the same period last year, driven primarily by EMEA currencies (down 3 percent). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Non-Core (down 9 percent). Local price was flat compared with the same period last year. Local price increased in Latin America (up 2 percent) and EMEA (up 1 percent) and in all segments except Transportation & Industrial (down 4 percent) and Electronics & Imaging (down 1 percent).

Cost of Sales
Cost of sales was $3.3 billion for the three months ended March 31, 2020, down from $3.6 billion for the three months ended March 31, 2019. Cost of sales decreased for the three months ended March 31, 2020 primarily due to lower sales volume, cost synergies, currency impacts, and the absence of costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Cost of Sales as a percentage of net sales for the three months ended March 31, 2020 was 64 percent compared with 67 percent for the three months ended March 31, 2019.

Research and Development Expenses ("R&D")
R&D expenses totaled $236 million in the first quarter of 2020, down from $267 million in the first quarter of 2019. R&D as a percentage of net sales was 5 percent for the three months ended March 31, 2020 and 2019.

The decrease for the three months ended March 31, 2020 as compared with the same periods of the prior year was primarily due to the absence of R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $633 million in the first quarter of 2020, down from $726 million in the first quarter of 2019. SG&A as a percentage of net sales was 12 percent and 13 percent for the three months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020 as compared with the same period of the prior year was primarily due to the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Amortization of Intangibles
Amortization of intangibles was $533 million in the first quarter of 2020, up from $256 million in the first quarter of 2019. The increase was primarily due to the amortization of the Nutrition and Biosciences tradenames that were reclassified to definite-lived intangibles in the fourth quarter of 2019 in connection with the Proposed N&B Transaction.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $404 million in the first quarter of 2020, up from $71 million in the first quarter of 2019. The activity in the first quarter of 2020 included a $270 million impairment charge related to long-lived assets in the Non-Core segment, a $111 million charge related to the 2020 Restructuring Program, $18 million charge related to the 2019 Restructuring Program and a $5 million charge related to the DowDuPont Cost Synergy Program (the “Synergy Program”). The charges in the first quarter of 2019 related to the Synergy Program. See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charge
Goodwill impairment charge was $533 million in the three months ended March 31, 2020. The goodwill impairment charge relates to the Non-Core segment. There were no goodwill related impairments in the same period of 2019. See Note 11 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, which primarily reflect costs related to the post-Merger integration, activities related to the Distributions, and, during 2020, the intended separation of the Nutrition & Biosciences business, were $197 million in the first quarter of 2020, down from $611 million in the first quarter of 2019. The decline was primarily related to the timing of the Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $39 million in the first quarter of 2020, down from $40 million in the first quarter of 2019. The decrease is primarily due to lower equity earnings from the HSC Group.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the first quarter of 2020 was income of $211 million compared with income of $84 million in the first quarter of 2019. The first quarter of 2020 included benefits related to sale of the Compound Semiconductor Solutions business unit of $197 million, income related to non-operating pension and other post employment benefit credits of $11 million and miscellaneous income of $9 million, partially offset by foreign currency exchange losses of $8 million. The first quarter of 2019 included benefits related to sales of assets of $53 million, interest income of $40 million, miscellaneous income of $31 million and income related to non-operating pension and other post employment benefit credits of $21 million, partially offset by foreign currency exchange losses of $61 million.

Interest Expense
Interest expense was $183 million and $151 million for the three months ended March 31, 2020 and 2019, respectively. The increase primarily relates to financing facilities that were drawn after March 31, 2019 for the Company to operate on a stand-alone basis and complete the capital structures of Corteva and Dow in advance of their respective separations, which include the Term Loan Facilities and the DuPont Commercial Paper Program.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2020 was (7.8) percent, compared with an effective tax rate of 55.2 percent for the first quarter of 2019. The effective tax rate for the first quarter of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting the Non-core segment.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) is derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the Distributions. In contemplation of the Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements for the three months ended March 31, 2019 were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the three months ended March 31, 2019 give effect to the pro forma events as if they had been consummated on January 1, 2018. There were no pro forma adjustments for the three months ended March 31, 2020.

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

Unaudited Pro Forma Combined Statements of Operations	Three Months Ended March 31,
	2019
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$5,414	$—	$5,414
Cost of sales	3,621	22	3,643
Research and development expenses	267	—	267
Selling, general and administrative expenses	726	—	726
Amortization of intangibles	256	—	256
Restructuring and asset related charges - net	71	—	71
Goodwill impairment charge	—	—	—
Integration and separation costs	611	(173)	438
Equity in earnings of nonconsolidated affiliates	40	—	40
Sundry income (expense) - net	84	—	84
Interest expense	151	29	180
(Loss) Income from continuing operations before income taxes	(165)	122	(43)
(Benefit from) Provision for income taxes on continuing operations	(91)	30	(61)
(Loss) Income from continuing operations, net of tax	(74)	92	18
Net income attributable to noncontrolling interests of continuing operations	4	—	4
Net (loss) income from continuing operations attributable to DuPont	$(78)	$92	$14

Per common share data:
(Loss) Earnings per common share from continuing operations - basic	$(0.11)		$0.02
(Loss) Earnings per common share from continuing operations - diluted	$(0.11)		$0.02

Weighted-average common shares outstanding - basic	750.0		750.0
Weighted-average common shares outstanding - diluted	750.0		753.1

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

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

SEGMENT RESULTS
In the first quarter of 2020, in preparation for the Proposed N&B Transaction, DuPont changed its management and reporting structure to realign costs associated with its polysaccharides pre-commercial activities from the Non-Core segment to the N&B segment. The reporting changes have been retrospectively reflected in the following discussion of segment results for all periods presented. Refer to Note 21 to the interim Consolidated Financial Statements for additional information.

Prior to April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's CODM assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures can be found in Note 21 to the interim Consolidated Financial Statements. Prior year data has been updated to conform with the current year presentation.

Pro forma adjustments used in the calculation of pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were derived from DuPont's historical Consolidated Financial Statements and accompanying notes, adjusted to give effect to the Distributions as if they had been consummated on January 1, 2018. The pro forma adjustments impacting pro forma Operating EBITDA reflect the impact of various supply agreements ("supply agreements") entered into in connection with the Dow Distribution and are outlined in the preceding section, Supplemental Unaudited Pro Forma Combined Financial Information, as adjustments to "Cost of sales." The impact of these supply agreements is reflected in pro forma Operating EBITDA for the periods noted above as it is included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three months ended March 31, 2020.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Imaging is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry and digital printing inks for a variety of applications in the textile, commercial printing, and home-office markets. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED"), and other display applications.

Electronics & Imaging	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$884	$825
Operating EBITDA [1]	$253	$288
Equity earnings	$9	$3

1.	For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis.

Electronics & Imaging	Three Months Ended
Percentage change from prior year	March 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%
Currency	(1)
Volume	9
Portfolio & other	—
Total	7%

Electronics & Imaging net sales were $884 million for the three months ended March 31, 2020, up 7 percent from $825 million for the three months ended March 31, 2019. Net sales increased due to a 9 percent increase in volume partially offset by a 1 percent decline in price and a 1 percent unfavorable currency impact. Volume growth was driven by Semiconductor Technologies new technology ramps within the logic and foundry segment and increased memory demand in servers and data centers. Volume growth within Interconnect Solutions was driven by higher material content in next-generation smartphones. Within Image Solutions, volume gains in flexographic printing were mostly offset by declined demand for digital printing inks and OLED materials.
Operating EBITDA was $253 million for the three months ended March 31, 2020, down 12 percent compared with pro forma Operating EBITDA of $288 million for the three months ended March 31, 2019 due to the absence of $51 million in income from an asset sale in 2019 partially offset by volume gains and cost savings.

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

Nutrition & Biosciences	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$1,551	$1,535
Operating EBITDA [1]	$385	$349
Equity earnings	$—	$—
1. For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis.

Nutrition & Biosciences	Three Months Ended
Percentage change from prior year	Mar 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%
Currency	(2)
Volume	1
Portfolio & other	—
Total	1%

Nutrition & Biosciences net sales were $1,551 million for the three months ended March 31, 2020, up from $1,535 million for the three months ended March 31, 2019. The increase was due to a 2 percent increase in local price and a 1 percent increase in volume partially offset by a 2 percent unfavorable currency impact. Health & Biosciences volume gains were driven by probiotics along with strong demand in home & personal care and animal nutrition. Volume gains in Food & Beverage were led by specialty proteins and cellulosics driven by increased demand in packaged foods and on-going strength in the plant-based meat category partially offset by declines in sweeteners due to challenges in supply chain.

Operating EBITDA was $385 million for the three months ended March 31, 2020, up 10 percent compared with pro forma Operating EBITDA of $349 million for the three months ended March 31, 2019 due to pricing gains and a favorable product mix led by Health & Biosciences.

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

Transportation & Industrial	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$1,144	$1,317
Operating EBITDA [1]	$308	$373
Equity earnings	$1	$—
1. For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis.

Transportation & Industrial	Three Months Ended
Percentage change from prior year	March 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(4)%
Currency	(1)
Volume	(8)
Portfolio & other	—
Total	(13)%

Transportation & Industrial net sales were $1,144 million for the three months ended March 31, 2020, down from $1,317 million for the three months ended March 31, 2019. The change in net sales was due to an 8 percent decrease in volume, a 4 percent decrease in local price, and a 1 percent unfavorable currency impact, primarily in EMEA. Volume declines were primarily due to impact of the COVID-19 pandemic on the automotive industry and the other key industrial markets.
Operating EBITDA was $308 million for the three months ended March 31, 2020, down 17 percent compared with pro forma Operating EBITDA of $373 million for the three months ended March 31, 2019 driven primarily by the impact of the volume and nylon price declines within Mobility Solutions.

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

Safety & Construction	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$1,276	$1,283
Operating EBITDA [1]	$368	$374
Equity earnings	$7	$8
1. For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis.

Safety & Construction	Three Months Ended
Percentage change from prior year	March 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%
Currency	(1)
Volume	(4)
Portfolio & other	2
Total	(1)%

Safety & Construction net sales were $1,276 million for the three months ended March 31, 2020, down from $1,283 million for the three months ended March 31, 2019 as a 2 percent increase in local price and a 2 percent increase in portfolio were more than offset by volume declines of 4 percent and a 1 percent unfavorable impact from currency globally. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Local price increased led by the Safety and Water Solutions. Volume gains in Water Solutions and demand for TYVEK® protective garments were more than offset by volume declines in Safety and Shelter Solutions due to weakened demand across end markets and declined construction activity as a result of the COVID-19 pandemic.
Operating EBITDA was $368 million for the three months ended March 31, 2020, down 2 percent compared with pro forma Operating EBITDA of $374 million for the three months ended March 31, 2019 due to lower volumes and the absence of licensing income more than offsetting pricing gains, improved product mix, and productivity actions.

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

Non-Core	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Net sales	$366	$454
Operating EBITDA [1]	$42	$98
Equity earnings [2]	$22	$30
1. For the three months ended March 31, 2019, operating EBITDA is on a pro forma basis.
2. Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a restructuring charge of $1 million which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statement of Operations.

Non-Core	Three Months Ended
Percentage change from prior year	March 31, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%
Currency	—
Volume	(12)
Portfolio & other	(9)
Total	(19)%

Non-Core net sales were $366 million for the three months ended March 31, 2020, down from $454 million for the three months ended March 31, 2019 due to 2 percent pricing gains more than offset by a 12 percent volume decline and 9 percent portfolio decline. The third quarter 2019 sale of the Sustainable Solutions business reduced sales by 9 percent. Volume gains in metallization pastes were more than offset by declines in trichlorosilane demand. Biomaterials volume declines were primarily a result of weakened demands in the carpet and apparel markets.
Operating EBITDA was $42 million for the three months ended March 31, 2020, down 57 percent compared with pro forma Operating EBITDA of $98 million for the three months ended March 31, 2019 primarily due to volume declines and lower HSC Group equity earnings.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2020.

The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, which could negatively affect DuPont’s liquidity. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries obligations as they come due; however, DuPont is unable to predict the extent of COVID-19 related impacts which depends on highly uncertain and unpredictable future developments, including the duration and spread of the COVID-19 outbreak, and the speed and extent of the resumption of normal economic and operating conditions. In light of this uncertainty, the Company has taken steps to further ensure liquidity and capital resources, as discussed below.

In millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,748	$1,540
Total debt	$17,543	$17,447

The Company's cash and cash equivalents at March 31, 2020 and December 31, 2019 were $1.7 billion and $1.5 billion, respectively, of which $1.1 billion at March 31, 2020 and $1.4 billion at December 31, 2019 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at March 31, 2020 and December 31, 2019 was $17.5 billion and $17.4 billion, respectively. The increase was primarily due to a $250 million draw on the 364-Day Revolving Credit Facility, which was partially off-set by a decline in the Commercial Paper outstanding balance. As discussed below, the draw on the 364-Day Facility was related to temporary dislocation in the market for commercial paper in March 2020.

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3.0 billion and the Five-Year Revolving Credit Facility became effective and available. The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance. In June 2019, the Company entered into a 364-day $750 million revolving credit facility (the “Old 364-Day Revolving Credit Facility”). In March 2020, the Company made a draw on the Old 364-Day Revolving Credit Facility in the aggregate principal amount of $250 million.

Subsequent to March 31, 2020, the Company repaid the $250 million draw on the Old 364-Day Revolving Credit Facility.

In April 2020, the Company entered into a $1.0 billion 364-day revolving credit facility (the “$1B Revolving Credit Facility"). The $1B Revolving Credit Facility replaced the Old 364-Day Revolving Credit Facility, improving the Company’s liquidity position in response to near term uncertainties. As of the effectiveness of the $1B Revolving Credit Facility, the Old 364-Day Revolving Credit Facility was terminated. The $1B Revolving Credit facility may be used for general corporate purposes.

Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The proceeds from the May Debt Offering are expected to be used by the Company to repay or redeem the Company’s $0.5 billion in floating rate notes due November 2020 and $1.5 billion of 3.77 percent fixed-rate notes due November 2020 (collectively, the “2020 Notes”). Upon consummation of the Proposed N&B Transaction, the Company will be required to mail a notice of redemption to holders of the Notes, with a copy to the Trustee, setting forth the date of redemption of all of the Notes on the date (“Special Mandatory

Redemption Date”) that is the later of (i) three (3) Business Days after the consummation of the Proposed N&B Transaction and (ii) May 1, 2021. On the Special Mandatory Redemption Date, the Company will be required to redeem all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, up to but excluding the Special Mandatory Redemption Date. In the event a special mandatory redemption is triggered, the Company expects to fund the redemption with proceeds from the Special Cash Payment.

Commercial Paper
In April 2019, DuPont authorized a $3 billion commercial paper program (the “DuPont Commercial Paper Program”). At March 31, 2020, the Company had issued $1.7 billion of commercial paper ($1.8 billion at December 31, 2019). As noted previously, the Company did experience some temporary illiquidity in the commercial paper market in March 2020, attributable to overall disruptions to financial markets from the ongoing COVID-19 outbreak. Since March 31, 2020, the Company has noted greater stability and liquidity in the commercial paper market. The Company expects commercial paper to remain a primary liquidity source going forward.

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

Pursuant to the Merger Agreement, the fees and expenses associated with the financing, including fees associated with any prepayment will be borne (A) entirely by N&B Inc. if the transaction closes; and (B) equally by DuPont and IFF if the Merger Agreement terminates. However, if the Merger Agreement is terminated by IFF, in accordance with its terms, for breach by DuPont, such fees and expenses will be borne entirely by DuPont; and if terminated by DuPont in accordance with its terms for breach by IFF, such fees and expenses will be borne entirely by IFF.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At April 30, 2020, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Negative Watch
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes and May Debt Offering contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2020, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the three months ended March 31, 2019.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2020	March 31, 2019
Cash provided by (used for):
Operating activities	$718	$26
Investing activities	$(124)	$(1,000)
Financing activities	$(344)	$(1,032)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(45)	$50
Cash, cash equivalents and restricted cash reclassified as discontinued operations	—	$5,204

Cash Flows from Operating Activities
In the first three months of 2020, cash provided by operating activities was $718 million, compared with cash provided by operating activities of $26 million in the same period last year. The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital, offset by the impact of the Dow and Corteva Distributions to period earnings.

Net Working Capital	March 31, 2020	Dec 31, 2019
In millions (except ratio)
Current assets	$10,392	$9,999
Current liabilities	8,545	8,346
Net working capital	$1,847	$1,653
Current ratio	1.22:1	1.20:1

Cash Flows from Investing Activities
In the first three months of 2020, cash used for investing activities was $124 million, compared to cash used for investing of $1,000 million in the first three months of 2019. The decrease in cash used was primarily attributable to lower capital expenditures and an increase in proceeds from sales of property and businesses. The first three months of 2019 also contains activity related to the materials science and agriculture businesses prior to the Distributions.

Cash Flows from Financing Activities
In the first three months of 2020, cash used for financing activities was $344 million compared with $1,032 million in the same period last year. The primary driver of the decrease in cash used was a reduction in share purchases of common stock, a reduction in dividends paid to stockholders, partially offset by decreased issuances of short-term notes payable and lower proceeds from issuance of long-term debt. The first three months of 2019 also contains activity related to the materials science and agriculture businesses prior to the Distributions.

Dividends
On February 12, 2020, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 16, 2020, to shareholders of record on February 28, 2020.

On April 29, 2020, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2020, to shareholders of record on May 29, 2020.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. As of March 31, 2020, the Company repurchased 16.9 million shares under this program since inception at a total cost of $982 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $60 million by year-end 2020 to certain non-US pension and other post employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions following the expected closure of the Proposed N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $111 million during the first quarter of 2020, consisting of severance and related benefit costs of $96 million and asset related charges of $15 million. The Company expects actions related to this program to be substantially complete by the end of 2020. Future cash payments related to the 2020 Restructuring Program are anticipated to be up to $130 million primarily related to the payment of severance and related benefits and contract termination charges.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $156 million inception-to-date, consisting of severance and related benefit costs of $122 million and asset related charges of $34 million. The Company expects actions related to this program to be substantially complete in the second quarter of 2020. Future cash payments related to the 2019 Restructuring Program are anticipated to be approximately $75 million, primarily related to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $490 million inception-to-date, consisting of severance and related benefit costs of $215 million, asset related charges of $209 million and contract termination charges of $66 million. The activities related to the Synergy Program are expected to result in additional cash expenditures of $59 million consisting of severance and related benefit costs and contract terminations. Actions associated with the Synergy Program, including employee separations, are considered substantially complete (see Note 5 to the interim Consolidated Financial Statements).

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At March 31, 2020 and December 31, 2019, the Company had directly guaranteed $185 million and $187 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the Company's contractual obligations at December 31, 2019 can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. In the first quarter of 2020, there have been no material changes in the company's contractual obligations since December 31, 2019.

OTHER MATTERS
Recent Accounting Guidance
See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting guidance.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the interim Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. DuPont’s accounting policies that are impacted by judgments, assumptions and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2019 Annual Report. Since December 31, 2019, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates. See the discussion in this section for information regarding the valuation of assets and impairment considerations.

Valuation of Assets and Impairment Considerations
The Company tests goodwill for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities.

As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a of lack of recovery or further global softening in certain markets, mainly in which the Transportation & Industrial segment operates in such as automotive, oil & gas and select industrial end-markets, or a sustained decline in the value of the Company's common stock, the Company may be required to perform additional impairment assessments for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 19 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2019 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2020, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

In connection with the Distributions, there were several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. During the quarter ended March 31, 2020, the Company continued to take steps to ensure that adequate controls were designed and maintained, including planning for separation activities related to the Proposed N&B Transaction.

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

Litigation
See Note 13 to the interim Consolidated Financial Statements.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(5)(c) of the Securities Exchange Act of 1934.

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. Historical EID sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“DEQ”), the Company (originally through Historical EID), and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. DuPont, Denka, EPA, DOJ and DEQ are continuing these discussions, which include potential settlement options.

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

ITEM 1A. RISK FACTORS
Other than the risk factor set forth below, there have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The extent to which the novel coronavirus (COVID-19) and measures taken in response to it, impact DuPont’s business, results of operations, access to sources of liquidity and financial condition depends on future developments, which are highly uncertain and cannot be predicted.
DuPont is actively monitoring the global impacts of COVID-19, including the impacts from responsive measures, and remains focused on its top priorities - the safety and health of its employees and the needs of its customers. The company’s business and financial condition, and the business and financial condition of the company’s customers and suppliers, have been impacted by the significantly increased economic and demand uncertainties created by the COVID-19 outbreak. In addition, public and private sector responsive measures, such as the imposition of travel restrictions, quarantines, adoption of remote working, and suspension of non-essential business and government services, have impacted the company’s business and financial condition. Many of DuPont’s facilities and employees are based in areas impacted by the virus. While most DuPont manufacturing sites remain in operation, DuPont has reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. DuPont’s manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, more and /or deeper supply chain disruptions, quarantines and health and availability of essential onsite personnel. Furthermore, COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, which could negatively affect DuPont’s liquidity. DuPont is unable to predict the extent of COVID-19 related impacts on its business, results of operations, access to sources of liquidity and financial condition which depends on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont is taking actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the company may consider further reductions in or furloughing additional operations in response to further and/or deeper declines in demand and/or or supply chain disruptions. There can be no guaranty that such actions will significantly mitigate the impact of COVID-19 on the company’s business, results of operations, access to sources of liquidity or financial condition. After the COVID-19 outbreak has subsided, DuPont may experience materially adverse impacts to its business, results of operations and financial condition as a result of related global economic impacts, including any recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
January	—	—	—	1,250
February	—	—	—	1,250
March	6,079,728	38.2	6,079,728	1,018
First Quarter 2020	6,079,728	$38.2	6,079,728	$1,018

1.	On June 1, 2019, the Company announced a new $2 billion share buyback program, which expires on June 1, 2021.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In anticipation of and to facilitate the proposed transaction with IFF, DuPont is planning for the internal separation of the N&B Business, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "N&B Internal Separations"). See Part I, Item 1 and Part II, Item 1A of this report for more information regarding the proposed transaction. The N&B Internal Separations are currently expected to consist of internal transactions undertaken by DuPont and its subsidiaries to separate ownership of the N&B Business from ownership of their other businesses, including a number of distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section355 of the Internal Revenue Code. The N&B Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) China, India and the Netherlands. Following the completion of the N&B Internal Separations, DuPont expects that DuPont will effectuate the separation, pending DuPont Board approval, in a distribution intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code. The DuPont subsidiaries, or their successors, that are included in the current plans for the N&B Internal Separations as distributing corporations in the N&B Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) are the following: Rohm and Haas Electronic Materials (Shanghai) Ltd; DDP Specialty Products India Private Limited; Specialty Electronic Materials Netherlands Holding 5, B.V.; Specialty Electronic Materials Netherlands B.V.; DuPont Services Company B.V.; Performance Specialty Products NA, LLC; Specialty Products US 2, LLC; Specialty Products US, LLC; DDP Specialty Electronic Materials US, Inc; Rohm and Haas Electronic Materials CMP Inc; DDP Specialty Electronic Materials US 5, LLC; DDP Specialty Electronic Materials US 4, LLC; DDP Specialty Electronic Materials US 8, LLC; Specialty Products US 4, LLC; and DDP Specialty Electronic Materials US 9, LLC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1*
Employment Contract by and between DuPont de Nemours, Inc. and Matthias Heinzel, effective August 1, 2011, as amended by the Terms of Treatment dated October 28, 2014 as fully executed on November 21, 2014, and dated November 11, 2019 as fully executed on November 30, 2019.

10.2*	Letter Agreement by and between DuPont de Nemours, Inc. and Matthias Heinzel dated May 28, 2019.
10.3*	Letter Agreement by and between DuPont de Nemours, Inc. and Matthias Heinzel dated August 30, 2019 as fully executed on September 26, 2019.
10.4*	Letter Agreement by and between DuPont de Nemours, Inc. and Matthias Heinzel dated October 25, 2019 as fully executed on October 28, 2019.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: May 5, 2020

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware