Form 10-Q
period 2020-06-30
DuPont de Nemours, Inc.
filed 2020-07-31
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The registrant had 733,827,575 shares of common stock, $0.01 par value, outstanding at July 29, 2020.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2020

DuPont de Nemours, Inc.

Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. On June 1, 2019, DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”) (for certain events prior to June 1, 2019, the Company may be referred to as DowDuPont). Beginning on June 3, 2019, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "DD."

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

Following the Corteva Distribution, DuPont holds the specialty products business as continuing operations. The results of operations of DuPont for the 2019 interim periods presented reflect the historical financial results of Dow and Corteva as discontinued operations, as applicable. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

On December 15, 2019, DuPont and International Flavors & Fragrances Inc. ("IFF") announced entry into definitive agreements to combine DuPont’s Nutrition & Biosciences business (the "N&B Business") with IFF in a transaction that would result in IFF issuing shares to DuPont shareholders. The transaction is expected to close in the first quarter of 2021, subject to approval by IFF shareholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the intended transaction with IFF; changes in relevant tax and other laws, (ii) failure to obtain necessary regulatory approvals, approval of IFF’s shareholders, anticipated tax treatment or any required financing or to satisfy any of the other conditions to the intended transaction with IFF, (iii) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies that could impact the value, timing or pursuit of the intended transaction with IFF, (iv) risks and costs and pursuit and/or implementation of the separation of the N&B Business, including timing anticipated to complete the separation, any changes to the configuration of businesses included in the separation if implemented, (v) risks and costs related to the Dow Distribution and the Corteva Distribution (together, the “Distributions”) including (a) with respect to achieving all expected benefits from the Distributions; (b) the incurrence of significant costs in connection with the Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (c) indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; and (d) potential liability arising from fraudulent conveyance and similar laws in connection with the Distributions; (vi) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (vii) uncertainty as to the long-term value of DuPont common stock; (viii) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade (ix) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and (x) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the Distributions; ability to effectively manage costs as the company’s portfolio evolves; security threats, such as acts of sabotage, terrorism or war, global health concerns and pandemics, natural disasters and weather events and patterns which could or could continue to result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in (Part I, Item 1A) of DuPont’s 2019 Annual Report on Form 10-K and in (Part II, Item 1A) of this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2020	2019	2020	2019
Net sales	$4,828	$5,468	$10,049	$10,882
Cost of sales	3,291	3,496	6,609	7,117
Research and development expenses	209	232	445	499
Selling, general and administrative expenses	541	642	1,174	1,368
Amortization of intangibles	528	252	1,061	508
Restructuring and asset related charges - net	19	137	423	208
Goodwill impairment charges	2,498	1,175	3,031	1,175
Integration and separation costs	145	347	342	958
Equity in earnings of nonconsolidated affiliates	103	49	142	89
Sundry income (expense) - net	(14)	(19)	197	65
Interest expense	193	165	376	316
Loss from continuing operations before income taxes	(2,507)	(948)	(3,073)	(1,113)
(Benefit from) provision for income taxes on continuing operations	(36)	155	8	64
Loss from continuing operations, net of tax	(2,471)	(1,103)	(3,081)	(1,177)
Income from discontinued operations, net of tax	—	566	—	1,212
Net (loss) income	(2,471)	(537)	(3,081)	35
Net income attributable to noncontrolling interests	7	34	13	85
Net loss available for DuPont common stockholders	$(2,478)	$(571)	$(3,094)	$(50)

Per common share data:
Loss per common share from continuing operations - basic	$(3.37)	$(1.48)	$(4.20)	$(1.59)
Earnings per common share from discontinued operations - basic	—	0.72	—	1.52
Loss per common share - basic	$(3.37)	$(0.76)	$(4.20)	$(0.07)
Loss per common share from continuing operations - diluted	$(3.37)	$(1.48)	$(4.20)	$(1.59)
Earnings per common share from discontinued operations - diluted	—	0.72	—	1.52
Loss per common share - diluted	$(3.37)	$(0.76)	$(4.20)	$(0.07)

Weighted-average common shares outstanding - basic	734.3	749.0	736.5	749.6
Weighted-average common shares outstanding - diluted	734.3	749.0	736.5	749.6
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2020	2019	2020	2019
Net (loss) income	$(2,471)	$(537)	$(3,081)	$35
Other comprehensive income (loss), net of tax
Unrealized gains on investments	—	—	—	67
Cumulative translation adjustments	345	(38)	(59)	(135)
Pension and other post employment benefit plans	3	56	5	191
Derivative instruments	—	17	—	(58)
Total other comprehensive income (loss)	348	35	(54)	65
Comprehensive (loss) income	(2,123)	(502)	(3,135)	100
Comprehensive income attributable to noncontrolling interests, net of tax	10	41	8	98
Comprehensive (loss) income attributable to DuPont	$(2,133)	$(543)	$(3,143)	$2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$3,737	$1,540
Accounts and notes receivable - net	3,615	3,802
Inventories	4,307	4,319
Other current assets	327	338
Total current assets	11,986	9,999
Investments
Investments in nonconsolidated affiliates	1,212	1,204
Other investments	24	24
Noncurrent receivables	31	32
Total investments	1,267	1,260
Property, plant and equipment - net of accumulated depreciation (June 30, 2020 - $5,466; December 31, 2019 - $4,969)	9,909	10,143
Other Assets
Goodwill	30,018	33,151
Other intangible assets	12,349	13,593
Deferred income tax assets	195	236
Deferred charges and other assets	1,029	1,014
Total other assets	43,591	47,994
Total Assets	$66,753	$69,396
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$3,559	$3,830
Accounts payable	2,632	2,934
Income taxes payable	323	240
Accrued and other current liabilities	1,496	1,342
Total current liabilities	8,010	8,346
Long-Term Debt	15,608	13,617
Other Noncurrent Liabilities
Deferred income tax liabilities	3,174	3,514
Pension and other post employment benefits - noncurrent	1,166	1,172
Other noncurrent obligations	1,218	1,191
Total other noncurrent liabilities	5,558	5,877
Total Liabilities	29,176	27,840
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2020: 733,819,825 shares; 2019: 738,564,728 shares)	7	7
Additional paid-in capital	50,191	50,796
(Accumulated deficit) Retained earnings	(11,728)	(8,400)
Accumulated other comprehensive loss	(1,465)	(1,416)
Total DuPont stockholders' equity	37,005	40,987
Noncontrolling interests	572	569
Total equity	37,577	41,556
Total Liabilities and Equity	$66,753	$69,396
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2020	2019
Operating Activities
Net (loss) income	$(3,081)	$35
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,546	2,163
Credit for deferred income tax and other tax related items	(310)	(560)
Earnings of nonconsolidated affiliates (in excess of) less than dividends received	(103)	733
Net periodic pension benefit cost (credit)	16	(53)
Pension contributions	(49)	(463)
Net gain on sales of assets, businesses and investments	(193)	(55)
Restructuring and asset related charges - net	423	482
Goodwill impairment charges	3,031	1,175
Amortization of merger-related inventory step-up	—	253
Other net loss	92	274
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	111	(2,535)
Inventories	(12)	302
Accounts payable	34	(695)
Other assets and liabilities, net	15	(1,107)
Cash provided by (used for) operating activities	1,520	(51)
Investing Activities
Capital expenditures	(719)	(1,800)
Investment in gas field developments	—	(25)
Proceeds from sales of property and businesses, net of cash divested	427	126
Acquisitions of property and businesses, net of cash acquired	(73)	—
Proceeds from sale of ownership interests in nonconsolidated affiliates	—	21
Purchases of investments	(1)	(192)
Proceeds from sales and maturities of investments	1	228
Other investing activities, net	17	(15)
Cash used for investing activities	(348)	(1,657)
Financing Activities
Changes in short-term notes payable	(274)	2,517
Proceeds from issuance of long-term debt	2,025	4,005
Payments on long-term debt	(27)	(6,892)
Purchases of common stock	(232)	(1,681)
Proceeds from issuance of Company stock	34	67
Employee taxes paid for share-based payment arrangements	(13)	(76)
Distributions to noncontrolling interests	(10)	(12)
Dividends paid to stockholders	(442)	(1,165)
Cash held by Dow and Corteva at the respective Distributions	—	(7,315)
Debt extinguishment costs	—	(104)
Other financing activities, net	(11)	(5)
Cash provided by (used for) financing activities	1,050	(10,661)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	48
Increase (Decrease) in cash, cash equivalents and restricted cash	2,192	(12,321)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,577	8,591
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	5,431
Cash, cash equivalents and restricted cash at beginning of period	1,577	14,022
Cash, cash equivalents and restricted cash from continuing operations, end of period	3,769	1,701
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$3,769	$1,701
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2020 and 2019

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net (loss) income	—	—	(50)	—	—	—	85	35
Other comprehensive income	—	—	—	65	—	—	13	78
Dividends ($1.86 per common share)	—	(224)	(1,165)	—	—	—	—	(1,389)
Common stock issued/sold	—	67	—	—	—	—	—	67
Stock-based compensation and allocation of ESOP shares	—	153	—	—	29	—	—	182
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Purchases of treasury stock	—	—	—	—	—	(1,681)	—	(1,681)
Retirement of treasury stock	—	—	(7,102)	—	—	7,102	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105	—	(1,124)	(50,487)
Other	(1)	—	(5)	—	—	—	—	(6)
Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$—	$570	$42,576

Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	—	(3)
Net (loss) income	—	—	(3,094)	—	—	—	13	(3,081)
Other comprehensive loss	—	—	—	(49)	—	—	(5)	(54)
Dividends ($.90 per common share)	—	(662)	—	—	—	—	—	(662)
Common stock issued/sold	—	34	—	—	—	—	—	34
Stock-based compensation	—	57	—	—	—	—	—	57
Distributions to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Purchases of treasury stock	—	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	—	232	—	—
Other	—	(34)	1	—	—	—	5	(28)
Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$—	$572	$37,577
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2020 and 2019

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2019	$8	$82,141	$29,486	$(12,364)	$(105)	$(7,000)	$1,654	$93,820
Net (loss) income	—	—	(571)	—	—	—	34	(537)
Other comprehensive income	—	—	—	35	—	—	7	42
Dividends ($.30 per common share)	—	(224)	11	—	—	—	—	(213)
Common stock issued/sold	—	4	—	—	—	—	—	4
Stock-based compensation and allocation of ESOP shares	—	51	—	—	—	—	—	51
Distributions to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Purchases of treasury stock	—	—	—	—	—	(102)	—	(102)
Retirement of treasury stock	—	—	(7,102)	—	—	7,102	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105	—	(1,124)	(50,487)
Other	(1)	—	—	—	—	—	—	(1)
Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$—	$570	$42,576

Balance at March 31, 2020	$7	$50,605	$(9,251)	$(1,810)	$—	$—	$566	$40,117
Net (loss) income	—	—	(2,478)	—	—	—	7	(2,471)
Other comprehensive income	—	—	—	345	—	—	3	348
Dividends ($.60 per common share)	—	(440)	—	—	—	—	—	(440)
Common stock issued/sold	—	—	—	—	—	—	—	—
Stock-based compensation	—	27	—	—	—	—	—	27
Distributions to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Other	—	(1)	1	—	—	—	—	—
Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$—	$572	$37,577
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

Impact of the Novel Coronavirus (“COVID-19”) Pandemic
The COVID-19 pandemic has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company's operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak and its impact on the Company's customers and suppliers. As of the date of issuance of these interim Consolidated Financial Statements, the full extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.

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

The results of operations of DuPont for the 2019 interim periods presented reflect the historical financial results of Dow and Corteva as discontinued operations, as applicable. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

On December 15, 2019, the Company entered into definitive agreements to separate and combine the Nutrition & Biosciences business segment (the "N&B Business") with International Flavors & Fragrances Inc. ("IFF") in a tax-efficient Reverse Morris Trust transaction, (the "Intended N&B Transaction"). The transaction is expected to close in the first quarter of 2021, subject to approval by IFF shareholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel. The financial results of the N&B Business are included in continuing operations for the periods presented.

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

Six Months Ended June 30, 2019
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

Six Months Ended June 30, 2019
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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
In millions
Net sales	$3,776	$7,144
Cost of sales	2,026	4,218
Research and development expenses	183	470
Selling, general and administrative expenses	677	1,294
Amortization of intangibles	74	176
Restructuring and asset related charges - net	58	117
Integration and separation costs	272	430
Equity in earnings of nonconsolidated affiliates	(3)	(4)
Sundry income (expense) - net	(7)	58
Interest expense	28	91
Income from discontinued operations before income taxes	448	402
Provision for income taxes on discontinued operations	48	82
Income from discontinued operations, net of tax	400	320
Income from discontinued operations attributable to noncontrolling interests, net of tax	25	35
Income from discontinued operations attributable to DuPont stockholders, net of tax	$375	$285

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
In millions
Depreciation and amortization	$136	$385
Capital expenditures	$161	$383

Indemnifications
In connection with the Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies Dow and Corteva against certain litigation, environmental, income taxes, workers' compensation and other liabilities that arose prior to the Distributions, as applicable. The term of this indemnification is indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. At June 30, 2020, indemnified assets were $142 million within "Accounts and notes receivable, net" and $135 million within "Deferred charges and other assets" and indemnified liabilities were $81 million within "Accrued and other current liabilities" and $96 million within "Other noncurrent obligations."

Refer to Note 13 for additional information regarding treatment of litigation and environmental related matters under the Separation and Distribution Agreement and the Letter Agreement.

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Imaging segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. The sale resulted in a pre-tax gain of $197 million ($102 million net of tax) recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations for the six months ended June 30, 2020.

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

Integration and Separation Costs
Integration and separation costs for continuing operations through June 30, 2020, primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the Merger, post-Merger integration, the Distributions, and beginning in the fourth quarter of 2019, the intended separation of the Nutrition & Biosciences business.

These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Integration and separation costs	$145	$347	$342	$958

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

During the second quarter of 2020, Electronics & Imaging realigned a component within the Semiconductor Technologies product line to the Image Solutions product line. The reporting changes have been retrospectively reflected for all periods presented.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Image Solutions	$155	$169	$319	$340
Interconnect Solutions	274	282	540	520
Semiconductor Technologies	476	407	930	823
Electronics & Imaging	$905	$858	$1,789	$1,683
Food & Beverage	$739	$746	$1,477	$1,501
Health & Biosciences	579	604	1,184	1,174
Pharma Solutions	221	208	429	418
Nutrition & Biosciences	$1,539	$1,558	$3,090	$3,093
Healthcare & Specialty	$291	$388	$650	$772
Industrial & Consumer	181	293	447	601
Mobility Solutions	360	588	879	1,213
Transportation & Industrial	$832	$1,269	$1,976	$2,586
Safety Solutions	$581	$657	$1,212	$1,322
Shelter Solutions	316	398	664	755
Water Solutions	347	286	644	547
Safety & Construction	$1,244	$1,341	$2,520	$2,624
Biomaterials	$27	$53	$61	$112
Clean Technologies	67	76	127	141
DuPont Teijin Films	34	42	77	79
Photovoltaic & Advanced Materials	180	230	409	484
Sustainable Solutions [1]	—	41	—	80
Non-Core	$308	$442	$674	$896
Total	$4,828	$5,468	$10,049	$10,882
1. The Sustainable Solutions business was divested in the third quarter of 2019.

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
U.S. & Canada	$1,513	$1,826	$3,255	$3,602
EMEA [1]	1,065	1,291	2,336	2,671
Asia Pacific	2,012	2,034	3,925	3,979
Latin America	238	317	533	630
Total	$4,828	$5,468	$10,049	$10,882

1.	Europe, Middle East and Africa.

Contract Balances
From time to time, the Company enters into arrangements in which it receives payments from customers based upon contractual billing schedules. The Company records accounts receivable when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities primarily reflect deferred revenue from advance payment for product that the Company has received from customers. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue.

Revenue recognized in the first six months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $14 million (approximately $25 million in the first six months of 2019). The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	June 30, 2020	December 31, 2019
In millions
Accounts and notes receivable - trade [1]	$2,921	$3,007
Contract assets - current [2]	$42	$35
Deferred revenue - current [3]	$44	$20
Deferred revenue - noncurrent [4]	$49	$24

1.	Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.

2.	Included in "Other current assets" in the interim Condensed Consolidated Balance Sheets.

3.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

4.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which include other asset impairments, were $19 million and $423 million for the three and six months ended June 30, 2020 ($137 million and $208 million for the three and six months ended June 30, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $164 million at June 30, 2020 ($162 million at December 31, 2019). Restructuring activity consists of the following:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the expected closure of the Intended N&B Transaction (the "2020 Restructuring Program").

The following tables summarize the charges related to the 2020 Restructuring Program for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
In millions
Severance and related benefit costs	$6	$102
Asset related charges	9	24
Total restructuring and asset related charges - net	$15	$126

2020 Restructuring Program Charges (Credits) by Segment	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
In millions
Electronics & Imaging	$—	$4
Nutrition & Biosciences	1	7
Transportation & Industrial	(3)	21
Safety & Construction	2	22
Non-Core	—	—
Corporate	15	72
Total	$15	$126

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Year-to-date restructuring charges	$102	$24	$126
Charges against the reserve	—	(24)	(24)
Cash payments	(21)	—	(21)
Reserve balance at June 30, 2020	$81	$—	$81

At June 30, 2020, total liabilities related to the 2020 Restructuring Program were $81 million, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete by the end of 2020.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). The Company has recorded pre-tax restructuring charges of $140 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $34 million.

The following table summarizes the charges incurred related to the 2019 Restructuring Program for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Severance and related benefit (credits) costs	$(16)	$50	$2	$50
Asset related charges	—	3	—	3
Total restructuring and asset related (credits) charges - net	$(16)	$53	$2	$53

2019 Restructuring Program (Credits) Charges by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Electronics & Imaging	$(3)	$7	$(3)	$7
Nutrition & Biosciences	(3)	14	(3)	14
Transportation & Industrial	(8)	12	(7)	12
Safety & Construction	(14)	17	(14)	17
Non-Core	—	—	—	—
Corporate	12	3	29	3
Total	$(16)	$53	$2	$53

The following table summarizes the activities related to the 2019 Restructuring Program:

2019 Restructuring Program	Severance and Related Benefit Costs
In millions
Reserve balance at December 31, 2019	$86
Year-to-date restructuring charges	2
Non-cash compensation	(6)
Cash payments	(40)
Reserve balance at June 30, 2020	$42

At June 30, 2020, total liabilities related to the 2019 Restructuring Program were $42 million, recognized in "Accrued and other current liabilities" ($86 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The 2019 Restructuring Program is considered substantially complete at June 30, 2020.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Science Divisions are reflected in discontinued operations. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $489 million inception-to-date, consisting of severance and related benefit costs of $213 million, asset related charges of $209 million and contract termination and other charges of $67 million.

The following tables summarize the charges incurred related to the DowDuPont Cost Synergy Program:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Severance and related benefit (credits) costs	$(2)	$6	$(2)	$49
Contract termination and other charges	1	—	6	16
Asset related charges	—	16	—	29
Total restructuring and asset related (credits) charges - net [1]	$(1)	$22	$4	$94

1. The charge for the three and six months ended June 30, 2019 includes $21 million and $92 million which was recognized in "Restructuring and asset related charges - net" and $1 million and $2 million which was recognized in "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations.

DowDuPont Cost Synergy Program Charges (Credits) by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Electronics & Imaging	$—	$—	$—	$—
Nutrition & Biosciences	—	8	—	35
Transportation & Industrial	1	—	1	—
Safety & Construction	—	3	5	5
Non-Core	—	1	—	—
Corporate	(2)	10	(2)	54
Total	$(1)	$22	$4	$94

The following table summarizes the activities related to the DowDuPont Cost Synergy Program:

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Total
In millions
Reserve balance at December 31, 2019	$74	$2	$76
Year-to-date restructuring (credits) charges	(2)	6	4
Charges against the reserve	—	(1)	(1)
Cash payments	(36)	(2)	(38)
Reserve balance at June 30, 2020	$36	$5	$41

At June 30, 2020, total liabilities related to the DowDuPont Cost Synergy Program were $41 million, recognized in "Accrued and other current liabilities" ($76 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The DowDuPont Cost Synergy Program is considered substantially complete at June 30, 2020.

Asset Impairments
In the second quarter of 2020, the Company recorded a $21 million pre-tax impairment charge related to indefinite-lived intangible assets within the Transportation & Industrial segment. This charge was recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the three and six months ended June 30, 2020. See Note 11 for further discussion.

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

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a $270 million pre-tax impairment charge recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the six months ended June 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

Equity Method Investment Impairment Related Charges
In preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID distributed the SP Legal Entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to equity method investments held by the Company as of May 1, 2019. The Company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the Nutrition & Biosciences segment. Based on updated projections, the Company determined the fair value of the equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $63 million in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Nutrition & Biosciences segment for the three and six months ended June 30, 2019.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Non-operating pension and other post employment benefit (OPEB) credits	$8	$18	$19	$39
Interest income	2	9	4	49
Net (loss) gain on divestiture and sales of other assets and investments [1,2]	(4)	10	193	63
Foreign exchange losses, net	(23)	(17)	(31)	(78)
Miscellaneous income (expenses) - net [3]	3	(39)	12	(8)
Sundry income (expense) - net	$(14)	$(19)	$197	$65
1. The six months ended June 30, 2020 includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Imaging segment.
2. The six months ended June 30, 2019 includes income of $51 million related to a sale of assets within the Electronics & Imaging segment.
3. Miscellaneous income (expenses) - net for the three and six months ended June 30, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year settlement. The six months ended June 30, 2019 also includes $26 million related to licensing income within the Safety & Construction segment.

Cash, Cash Equivalents and Restricted Cash
From time to time, the Company is required to set aside funds for various activities that arise in the normal course of business. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the Merger was a change in control event. After the distribution of Corteva, the Trust assets related to Corteva employees were transferred to a new trust for Corteva (the "Corteva Trust"). As a result, the Trust currently held by DuPont relates to funding obligations to DuPont employees. At June 30, 2020, the Company had restricted cash of $32 million ($37 million at December 31, 2019) included in "Other current assets" in the interim Condensed Consolidated Balance Sheets which was completely attributed to the Trust.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,496 million at June 30, 2020 and $1,342 million at December 31, 2019. No component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2020. Accrued payroll, which is a component of "Accrued and other current liabilities," was $479 million at December 31, 2019. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at December 31, 2019.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2020 was 1.4 percent, compared with an effective tax rate of (16.4) percent for the second quarter of 2019. For the first six months of 2020, the effective tax rate on continuing operations was (0.3) percent, compared with (5.8) percent for the first six months of 2019. The effective tax rate for the second quarter and for the first six months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting the Transportation and Industrial segment in the second quarter and a non-tax-deductible goodwill impairment charge impacting the Non-Core segment in the first quarter. The tax rate in the second quarter of 2019 and for the first six months of 2019 was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 11 for more information regarding the goodwill impairment charges.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2020 and 2019:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Loss from continuing operations, net of tax	$(2,471)	$(1,103)	$(3,081)	$(1,177)
Net income from continuing operations attributable to noncontrolling interests	7	9	13	13
Net income from continuing operations attributable to participating securities [1]	—	—	—	1
Loss from continuing operations attributable to common stockholders	$(2,478)	$(1,112)	$(3,094)	$(1,191)
Income from discontinued operations, net of tax	—	566	—	1,212
Net income from discontinued operations attributable to noncontrolling interests	—	25	—	72
Income from discontinued operations attributable to common stockholders	—	541	—	1,140
Net loss attributable to common stockholders	$(2,478)	$(571)	$(3,094)	$(51)

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2020	2019	2020	2019
Loss from continuing operations attributable to common stockholders	$(3.37)	$(1.48)	$(4.20)	$(1.59)
Income from discontinued operations, net of tax	—	0.72	—	1.52
Net loss attributable to common stockholders	$(3.37)	$(0.76)	$(4.20)	$(0.07)

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2020	2019	2020	2019
Loss from continuing operations attributable to common stockholders	$(3.37)	$(1.48)	$(4.20)	$(1.59)
Income from discontinued operations, net of tax	—	0.72	—	1.52
Net loss attributable to common stockholders	$(3.37)	$(0.76)	$(4.20)	$(0.07)

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2020	2019	2020	2019
Weighted-average common shares - basic	734.3	749.0	736.5	749.6
Plus dilutive effect of equity compensation plans	—	—	—	—
Weighted-average common shares - diluted	734.3	749.0	736.5	749.6
Stock options and restricted stock units excluded from EPS calculations [2]	6.3	2.5	6.6	2.4

1.	Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES

Inventories	June 30, 2020	December 31, 2019
In millions
Finished goods	$2,671	$2,621
Work in process	821	855
Raw materials	582	599
Supplies	233	244
Total inventories	$4,307	$4,319

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the interim Condensed Consolidated Balance Sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	June 30, 2020	December 31, 2019
In millions
Investments in nonconsolidated affiliates	$1,212	$1,204
Accrued and other current liabilities	(78)	(85)
Other noncurrent obligations	(270)	(358)
Net investment in nonconsolidated affiliates	$864	$761

The Company had an ownership interest in 21 nonconsolidated affiliates at June 30, 2020. The following table reflects the Company's principal nonconsolidated affiliates and its ownership interest (direct and indirect) for each at June 30, 2020:

	Country	Ownership Interest
		June 30, 2020
The HSC Group:
DC HSC Holdings LLC [1]	United States	50.0%
Hemlock Semiconductor L.L.C.	United States	50.1%

1.	DC HSC Holdings LLC holds an 80.5 percent indirect ownership interest in Hemlock Semiconductor Operations LLC.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and six months ended June 30, 2020 and 2019. Sales to nonconsolidated affiliates are primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this raw material to the HSC Group are reflected in Non-Core. Purchases from nonconsolidated affiliates represented less than 2 percent of “Cost of sales” for the three and six months ended June 30, 2020 and 2019.

HSC Group
The following table reflects the carrying value of the HSC Group investments at June 30, 2020 and December 31, 2019:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	June 30, 2020	Dec 31, 2019
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(270)	$(358)
DC HSC Holdings LLC	Investments in nonconsolidated affiliates	$98	$87

The following is summarized financial information for the Company's principal nonconsolidated equity method investments. The amounts shown below represent 100 percent of these equity method investments' results of operations:

Results of Operations	Six Months Ended June 30,
In millions	2020	2019
Revenues [1]	$345	$367
Cost of sales [1]	$234	$229
Income from continuing operations [2]	$203	$135
Net income attributed to entities	$198	$119

1.
Includes revenues and cost of sales of $42 million and $55 million for the six months ended June 30, 2020 and 2019, respectively, that have not been eliminated between Hemlock Semiconductor L.L.C and DC HSC Holdings in the presentation of the summarized income statement information above.

2.
Includes benefits associated with customer contract settlements of approximately $165 million, partially offset by inventory valuation adjustments, for the six months ended June 30, 2020. The portion attributable to the Company was a net $64 million benefit.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2020 were as follows:

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2019	$7,092	$11,012	$6,931	$6,711	$1,405	$33,151
Acquisitions	—	—	—	53	—	53
Divestitures	(199)	—	—	—	—	(199)
Impairments	—	—	(2,498)	—	(533)	(3,031)
Currency Translation Adjustment	5	(5)	13	11	—	24
Measurement Period Adjustments	—	—	—	20	—	20
Balance at June 30, 2020	$6,898	$11,007	$4,446	$6,795	$872	$30,018

The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

The Company continues to monitor the impact of the COVID-19 pandemic on the broader global economy, including the end markets which the Company serves. In the second quarter of 2020, continued near-term demand weakness in global automotive production resulting from the COVID-19 pandemic, along with revised views of recovery based on third party market information, served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Transportation & Industrial reporting unit as of June 30, 2020. The carrying value of the Transportation & Industrial reporting unit is comprised substantially of Historical EID’s assets and liabilities which were measured at fair value in connection with the Merger, and thus inherently considered at risk for impairment. The Company performed quantitative testing on its Transportation & Industrial reporting unit, using a combination of the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (a form of the market approach), as further described below. Based on the analysis performed, the Company concluded that the carrying amount of the reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $2,498 million, reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the three and six months ended June 30, 2020.

The Company's goodwill analysis referenced above used the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods.

The Company also used the Guideline Public Company Method (a form of the market approach). The significant assumptions used in this analysis include, but are not limited to, the derived multiples from comparable market transactions and other market data. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services.

The Company probability-weighted scenarios for both the income and market approaches and also applied an overall probability-weighting to the income and market approaches to determine the concluded fair value of the reporting unit given the uncertainty in the current economic environment to determine the concluded fair value of the reporting unit. The Company believes the current assumptions and estimates utilized in the income and market approaches are both reasonable and appropriate.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform impairment analyses related to goodwill as of March 31, 2020. As part of the analysis, the Company determined that the fair value of its Photovoltaic and Advanced Materials (“PVAM”) reporting unit was below its carry value resulting in an impairment charge to goodwill. Valuations of the PVAM reporting unit under a combination of the market approach and income approach reflected softening conditions in photovoltaics markets as compared to prior estimates. In connection with this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $533 million in the first quarter of 2020 impacting the Non-Core segment. This charge is reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the six months ended June 30, 2020. As a result of the impairment, the carrying value of the PVAM reporting unit is indicative of fair value and thus is at risk to have impairment charges in future periods.

In the second quarter of 2019, the Company recorded pre-tax, non-cash goodwill impairment charges of $1,175 million impacting the Nutrition & Biosciences and Non-Core segments which are reflected in "Goodwill impairment charges" in the interim Consolidated Statements of Operations for the three and six months ended June 30, 2019.

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a of lack of recovery, the time period to recovery is longer than expected or further global softening is experienced in certain markets, such as automotive, aerospace, commercial construction, oil & gas and select industrial end-markets, or a sustained decline in the value of the Company's common stock, the Company may be required to perform additional impairment assessments for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,366	$(1,616)	$2,750	$4,343	$(1,361)	$2,982
Trademarks/tradenames	2,433	(1,055)	1,378	2,433	(455)	1,978
Customer-related	8,994	(2,506)	6,488	8,986	(2,229)	6,757
Other	303	(213)	90	303	(98)	205
Total other intangible assets with finite lives	$16,096	$(5,390)	$10,706	$16,065	$(4,143)	$11,922
Intangible assets with indefinite lives:
Trademarks/tradenames	1,643	—	1,643	1,671	—	1,671
Total other intangible assets	1,643	—	1,643	1,671	—	1,671
Total	$17,739	$(5,390)	$12,349	$17,736	$(4,143)	$13,593

In the second quarter of 2020, the Company performed quantitative testing on indefinite-lived intangible assets attributable to the Transportation & Industrial segment, for which the Company determined that the fair value of certain tradenames had declined related to the factors described above. The Company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result of the testing, the Company recorded a pre-tax, non-cash indefinite-lived intangible asset impairment charge of $21 million ($16 million after tax), which is reflected in "Restructuring and asset related charges - net," in the Consolidated Statements of Operations for the three and six months ended June 30, 2020. The remaining net book value of the tradenames attributable to the Transportation & Industrial segment at June 30, 2020 was approximately $289 million, which represents fair value.

In the first quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting the Non-Core segment reflected within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the six months ended June 30, 2020. See Note 5 for further discussion.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2020	December 31, 2019
In millions
Electronics & Imaging	$1,724	$1,833
Nutrition & Biosciences	3,662	4,377
Transportation & Industrial	3,460	3,590
Safety & Construction	2,999	3,082
Non-Core	504	711
Total	$12,349	$13,593

The following table provides information regarding amortization expense related to other intangible assets:

Amortization Expense	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Other intangible assets	$528	$252	$1,061	$508

Total estimated amortization expense for the remainder of 2020 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2020	$1,070
2021	$1,069
2022	$985
2023	$919
2024	$840
2025	$755

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The proceeds from the May Debt Offering are expected to be used by the Company to repay or redeem the Company’s $0.5 billion in floating rate notes due November 2020 and $1.5 billion of 3.77 percent fixed-rate notes due November 2020 (collectively, the “2020 Notes”). Upon consummation of the Intended N&B Transaction, the Company will be required to mail a notice of redemption to holders of the Notes, with a copy to the Trustee, setting forth the date of redemption of all of the Notes on the date (“Special Mandatory Redemption Date”) that is the later of (i) three (3) Business Days after the consummation of the Intended N&B Transaction and (ii) May 1, 2021. On the Special Mandatory Redemption Date, the Company will be required to redeem all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, up to but excluding the Special Mandatory Redemption Date. The Indenture also contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, as well as customary events of default.

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

Nutrition & Biosciences Financing
In connection with the Intended N&B Transaction, DuPont and Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $7.5 billion (the “Bridge Loans”) to secure committed financing for a one-time $7.3 billion cash payment, subject to adjustment, to DuPont (the "Special Cash Payment") and related financing fees. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.
In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
As of June 30, 2020, the Company had recorded liabilities of $23 million associated with litigation matters and $79 million associated with environmental matters. These recorded liabilities include the Company’s indemnification obligations to each of Dow and Corteva.

Under the Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at June 30, 2020, DuPont has recorded (i) a liability of $37 million (although it is reasonably possible that the ultimate cost could range up to $98 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $2 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $58 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

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

Indemnifiable Losses, as defined in the Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of Stray Liabilities.

DuPont expects to continue to incur directly and as Indemnifiable Losses, costs and expenses related to litigation defense, such as attorneys’ fees and expenses and court costs, in connection with the Stray Liabilities described below. In accordance with its accounting policy for litigation matters, the Company will expense such litigation defense costs as incurred which could be significant to the Company’s financial condition and/or cash flows in the period.

Even when the Company believes the probability of loss or of an adverse unappealable final judgment is remote, the Company may consider settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company, including avoidance of future distraction and litigation defense cost, and its shareholders.

Stray Liabilities
Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at June 30, 2020. Therefore, at June 30, 2020, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

PFAS Stray Liabilities
Chemours Suit
On July 1, 2015, Historical EID completed the separation of Historical EID’s Performance Chemicals segment through the spin-off of all the issued and outstanding stock of The Chemours Company (“Chemours”) to holders of Historical EID common stock. In connection with the spin, Historical EID and Chemours entered into a Separation Agreement (as amended, the "Chemours Separation Agreement"). Pursuant to the Chemours Separation Agreement, Chemours is obligated to indemnify Historical EID, including its current or former affiliates, against certain litigation, environmental and other liabilities that arose prior to the Chemours Separation. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments.

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

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction and initiated an arbitration of the dispute as required under the Chemours Separation Agreement. In December 2019, following argument, the Delaware Court of Chancery stayed arbitration pending resolution of the motion to dismiss. On March 30, 2020, the Court of Chancery granted the motion to dismiss and rejected Chemours’ arguments in their entirety. Chemours filed a notice of appeal on April 17, 2020 with the Delaware Supreme Court. Meanwhile, the confidential arbitration process is proceeding.

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

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and Historical EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. About 80 claims alleging personal injury, including kidney and testicular cancer claims, have been filed since the 2017 settlement. These claims are currently pending in the Ohio MDL. The first two cases, one captioned “Abbott v E. I. du Pont de Nemours and Company” and the other “Swartz v. E. I. du Pont de Nemours and Company”, involving a testicular cancer and a kidney cancer claim, respectively, proceeded to trial in January 2020. In the Abbott case, the jury returned a verdict in March 2020 against Historical EID, awarding $50 million in compensatory damages to the plaintiff and his wife, who claimed that exposure to PFOA in drinking water caused him to develop testicular cancer. Historical EID will appeal the verdict. The plaintiffs also sought but were not awarded punitive damages. In the Swartz matter, the jury could not reach a verdict. Therefore, the court declared a mistrial and the matter will be retried at a later date. The trials in the cases originally scheduled for June 2020 were postponed to August 2020 and have been further postponed to October 2020 due to the COVID-19 pandemic.

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

Several lawsuits have been filed by residents and local water districts against Historical EID and Chemours in New York, and West Virginia, including a putative class action, alleging exposure to PFOA from third-party defendant manufacturing operations and seeking compensatory, consequential and punitive damages, medical monitoring and attorneys’ fees, expenses and interest.

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

As of the end of June 2020, approximately 640 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer. DuPont has been named as a defendant in most of these personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. Historical EID and the Company have never made or sold aqueous film forming foam, PFOS or PFOS containing products.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2020, the Company had accrued obligations of $79 million for probable environmental remediation and restoration costs, inclusive of $37 million retained and assumed following the Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $161 million above the amount accrued at June 30, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2019, the Company had accrued obligations of $77 million for probable environmental remediation and restoration costs.

Pursuant to the Separation and Distribution Agreement, the Company is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $79 million as of June 30, 2020 includes amount for which the Company indemnifies Dow and Corteva. At June 30, 2020, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At June 30, 2020 and December 31, 2019, the Company had directly guaranteed $176 million and $187 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover less than 1 percent of the $17 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at June 30, 2020	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2021	$17
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2020	$159
Total guarantees		$176

1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. At June 30, 2020 all maximum future payments had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 14 - OPERATING LEASES
The components of lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Operating lease costs	$44	$46	$86	$90

Operating cash flows from operating leases were $85 million and $92 million for the six months ended June 30, 2020 and 2019, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the six months ended June 30, 2020 were $82 million and immaterial for the six months ended June 30, 2019. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets [1]	$576	$556
Current operating lease liabilities [2]	148	138
Noncurrent operating lease liabilities [3]	431	416
Total operating lease liabilities	$579	$554

1.	Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheet.

2.	Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheet.

3.	Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet.

NOTE 15 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a new $2 billion share buyback program, which expires on June 1, 2021. During the second quarter of 2020, the Company did not repurchase any shares. At June 30, 2020, the Company had repurchased and retired 16.9 million shares under this program at a total cost of $982 million.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2020 and 2019:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(117)	49	(43)	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	142	(15)	108
Net other comprehensive income (loss)	$67	$(135)	$191	$(58)	$65
Spin-offs of Dow and Corteva	$(16)	$3,179	$8,196	$139	$11,498
Balance at June 30, 2019	$—	$(741)	$(89)	$(1)	$(831)
2020
Balance at January 1, 2020	$—	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive loss before reclassifications	—	(54)	(4)	—	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	—	9
Net other comprehensive (loss) income	$—	$(54)	$5	$—	$(49)
Balance at June 30, 2020	$—	$(1,124)	$(340)	$(1)	$(1,465)

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

Tax Benefit (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Unrealized gains (losses) on investments	$—	$—	$—	$(18)
Cumulative translation adjustments	—	—	—	(1)
Pension and other post employment benefit plans	3	(3)	2	(35)
Derivative instruments	—	(8)	—	16
Tax expense from income taxes related to other comprehensive income items	$3	$(11)	$2	$(38)

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2020 and 2019 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Income Classification
In millions	2020	2019	2020	2019
Unrealized gains on investments	$—	$—	$—	$(1)	See (1) below
Tax expense (benefit)	—	—	—	—	See (2) below
After tax	$—	$—	$—	$(1)
Cumulative translation adjustments	$—	$—	$—	$(18)	See (3) below
Pension and other post employment benefit plans	$5	$—	$8	$167	See (4) below
Tax expense (benefit)	—	—	1	(25)	See (2) below
After tax	$5	$—	$9	$142
Derivative Instruments	$—	$(7)	$—	$(18)	See (5) below
Tax expense	—	2	—	3	See (2) below
After tax	$—	$(5)	$—	$(15)
Total reclassifications for the period, after tax	$5	$(5)	$9	$108
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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019:

Noncontrolling Interests	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Balance at beginning of period	$566	$1,654	$569	$1,608
Net income attributable to noncontrolling interests	7	34	13	85
Distributions to noncontrolling interests	(4)	(1)	(10)	(12)
Cumulative translation adjustments	3	9	(5)	16
Spin-off of Dow and Corteva	—	(1,124)	—	(1,124)
Other	—	(2)	5	(3)
Balance at end of period	$572	$570	$572	$570

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

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Defined Benefit Pension Plans:
Service cost [1]	$17	$18	$35	$149
Interest cost [2]	14	144	28	591
Expected return on plan assets [3]	(26)	(206)	(54)	(919)
Amortization of prior service credit [4]	(2)	(1)	(3)	(7)
Amortization of net loss [5]	4	2	8	135
Curtailment/settlement [6]	2	(2)	2	(2)
Net periodic benefit cost (credit) - total	$9	$(45)	$16	$(53)
Less: Net periodic benefit credit - discontinued operations	—	(41)	—	(45)
Net periodic benefit cost (credit) - continuing operations	$9	$(4)	$16	$(8)
Other Post Employment Benefits:
Service cost [1]	$—	$1	$—	$5
Interest cost [2]	—	15	—	52
Amortization of net gain [5]	—	—	—	(6)
Net periodic benefit cost - total	$—	$16	$—	$51
Less: Net periodic benefit cost - discontinued operations	—	16	—	50
Net periodic benefit cost - continuing operations	$—	$—	$—	$1
1. The service cost from continuing operations was $14 million and $30 million for the three and six months ended June 30, 2019, respectively. The activity from OPEBs was immaterial.

2.	The interest cost from continuing operations was $20 million and $41 million for the three and six months ended June 30, 2019, respectively. The activity from OPEBs was immaterial.
3. The expected return on plan assets from continuing operations was $36 million and $79 million for the three and six months ended June 30, 2019, respectively. The activity from OPEBs was immaterial.
4. The amortization of prior service credit from continuing operations was $1 million for the three and six months ended June 30, 2019. The activity from OPEBs was immaterial.
5. The amortization of unrecognized net loss from continuing operations was $1 million and $3 million for the three and six months ended June 30, 2019, respectively. The activity from OPEBs was immaterial.
6. The curtailment and settlement gains from continuing operations were $2 million for the three and six months ended June 30, 2019. The activity from OPEBs was immaterial.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $45 million by year-end 2020.

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

Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). Upon adoption of the DuPont OIP, the Historical Dow and Historical EID plans were maintained and rolled into the DuPont OIP as separate subplans. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the Historical Dow and Historical EID plans immediately prior to the Distributions. Under the DuPont OIP, a maximum of 10 million shares of common stock are available for award as of June 30, 2020.

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan"). The 2020 Plan limits the number of shares that may be subject to awards payable in shares of DuPont common stock to 19 million. The 2020 Plan authorizes the Company to grant options, share appreciation rights, restricted shares, RSUs, share bonuses, other share-based awards, cash awards, each as defined in the 2020 Plan, or any combination of the foregoing. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms. There has been no activity under the 2020 Plan to date.

DuPont recognized share-based compensation expense in continuing operations of $28 million and $34 million for the three months ended June 30, 2020 and 2019, respectively, and $69 million and $55 million during the six months ended June 30, 2020 and 2019, respectively. The income tax benefits related to stock-based compensation arrangements were $5 million and $7 million for the three months ended June 30, 2020 and 2019, respectively, and $14 million and $12 million for the six months ended June 30, 2020 and 2019, respectively.

In the first quarter of 2020, the Company granted 1.0 million RSUs, 0.8 million stock options and 0.3 million PSUs. The weighted-average fair values per share associated with the grants were $53.49 per RSU, $8.84 per stock option and $50.23 per PSU. The stock options had a weighted-average exercise price per share of $53.50. There was minimal activity in the second quarter of 2020.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	June 30, 2020				December 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$2,523	$—	$—	$2,523	$417	$—	$—	$417
Restricted cash equivalents [1]	$32	$—	$—	$32	$37	$—	$—	$37
Total cash and restricted cash equivalents	$2,555	$—	$—	$2,555	$454	$—	$—	$454
Long-term debt including debt due within one year	$(17,611)	$3	$(2,285)	$(19,893)	$(15,618)	$—	$(1,633)	$(17,251)
Derivatives relating to:
Foreign currency [2]	—	3	(23)	(20)	—	6	(7)	(1)
Total derivatives	$—	$3	$(23)	$(20)	$—	$6	$(7)	$(1)

1.	Classified as "Other current assets" in the interim Condensed Consolidated Balance Sheets.

2.	Presented net of cash collateral where master netting arrangements allow.

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

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. As of the second quarter of 2020, the Company has not designated any derivatives or non-derivatives as hedging instruments.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2020	Dec 31, 2019
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(40)	$26
Commodity contracts	$8	$11

1.	Presented net of contracts bought and sold.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		June 30, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$7	$(4)	$3
Total asset derivatives		$7	$(4)	$3

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$27	$(4)	$23
Total liability derivatives		$27	$(4)	$23

		December 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$16	$(10)	$6
Total asset derivatives		$16	$(10)	$6

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$17	$(10)	$7
Total liability derivatives		$17	$(10)	$7

1.
Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was insignificant for the three months ended June 30, 2020 ($13 million loss for the three months ended June 30, 2019) and a gain of $4 million for the six months ended June 30, 2020 ($60 million loss for the six months ended June 30, 2019). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains or losses related to foreign currency contracts from AOCL to income within the next 12 months and there are currently no such amounts included within AOCL.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2020	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$2,555
Derivatives relating to: [2]
Foreign currency contracts	7
Total assets at fair value	$2,562
Liabilities at fair value:
Long-term debt including debt due within one year [3]	$19,893
Derivatives relating to: [2]
Foreign currency contracts	27
Total liabilities at fair value	$19,920

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

Fair Value Measurements on a Nonrecurring Basis
During the second quarter of 2020, the Company recorded impairment charges related to goodwill and indefinite-lived assets within the Transportation & Industrial segment. See Notes 11 and 5 for further discussion of these fair value measurements.

During the first quarter of 2020, the Company recorded impairment charges related to goodwill and long-lived assets within the Non-Core segment. See Notes 11 and 5 for further discussion of these fair value measurements.

During the second quarter of 2019, the Company recorded goodwill impairment charges related to the Nutrition & Biosciences and Non-Core segments. The Company also recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment. See Note 11 and 5 for further discussion of these fair value measurements.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
In the first quarter of 2020, in preparation for the Intended N&B Transaction, DuPont changed its management and reporting structure to realign costs associated with its polysaccharides pre-commercial activities from the Non-Core segment to the N&B segment. The reporting changes have been retrospectively reflected in the segment results for all periods presented.

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

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." Pro forma Operating EBITDA for the six months ended June 30, 2019 has been adjusted to reflect the supply agreements if they had been effective January 1, 2018 as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three or six months ended June 30, 2020 and the three months ended June 30, 2019.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Three months ended June 30, 2020
Net sales	$905	$1,539	$832	$1,244	$308	$—	$4,828
Operating EBITDA [1]	$277	$418	$49	$349	$93	$(51)	$1,135
Equity in earnings of nonconsolidated affiliates	$10	$1	$1	$5	$86	$—	$103
Three months ended June 30, 2019
Net sales	$858	$1,558	$1,269	$1,341	$442	$—	$5,468
Operating EBITDA [1]	$246	$386	$357	$382	$104	$(53)	$1,422
Equity in earnings of nonconsolidated affiliates [2]	$5	$—	$2	$7	$36	$—	$50
Six months ended June 30, 2020
Net sales	$1,789	$3,090	$1,976	$2,520	$674	$—	$10,049
Operating EBITDA [1]	$530	$803	$357	$717	$135	$(86)	$2,456
Equity in earnings of nonconsolidated affiliates	$19	$1	$2	$12	$108	$—	$142
Six months ended June 30, 2019
Net sales	$1,683	$3,093	$2,586	$2,624	$896	$—	$10,882
Pro forma operating EBITDA [1]	$534	$735	$730	$756	$202	$(105)	$2,852
Equity in earnings of nonconsolidated affiliates [2]	$8	$—	$2	$15	$66	$—	$91

1.	A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided below.

2.
Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a restructuring charge of $1 million and $2 million for the three and six months ended June 30, 2019, respectively, which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statements of Operations.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2020 and 2019	Three Months Ended June 30,
In millions	2020	2019
Loss from continuing operations, net of tax	$(2,471)	$(1,103)
+ (Benefit from) provision for income taxes on continuing operations	(36)	155
Loss from continuing operations before income taxes	$(2,507)	$(948)
+ Depreciation and amortization	774	507
- Interest income [1]	2	9
+ Interest expense [2]	181	165
- Non-operating pension/OPEB benefit [1]	8	18
- Foreign exchange losses, net [1]	(23)	(17)
- Significant items [3]	(2,674)	(1,708)
Operating EBITDA	$1,135	$1,422
1. Included in "Sundry income (expense) - net."
2. The three months ended June 30, 2020 excludes N&B financing fee amortization. Refer to details of significant items below.
3. The significant items for the three months ended June 30, 2020 and 2019 are presented on an as reported basis.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Six Months Ended June 30, 2020 and 2019	Six Months Ended June 30,
In millions	2020	2019
Loss from continuing operations, net of tax	$(3,081)	$(1,177)
+ Provision for (benefit from) income taxes on continuing operations	8	64
Loss from continuing operations before income taxes	$(3,073)	$(1,113)
+ Pro forma adjustments [1]	—	122
+ Depreciation and amortization	1,546	1,034
- Interest income [2]	4	49
+ Interest expense [3]	354	345
- Non-operating pension/OPEB benefit [2]	19	39
- Foreign exchange losses, net [2]	(31)	(78)
+ Costs historically allocated to the materials science and agriculture businesses [4]	—	256
- Significant items [5]	(3,621)	(2,218)
Operating EBITDA [1]	$2,456	$2,852

1. For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis. The pro forma adjustment reflects the net pro forma impact of items directly attributable to the Transactions, as applicable.

2.	Included in "Sundry income (expense) - net."
3. The six months ended June 30, 2020 excludes N&B financing fee amortization. Refer to details of significant items below.
4. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
5. The significant items for the six months ended June 30, 2020 are presented on an as reported basis. The significant items for the six months ended June 30, 2019 are presented on a pro forma basis.

The significant items for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020, are presented on an as reported basis. The significant items for the six months ended June 30, 2019 are presented on a pro forma basis. The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2020	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(145)	$(145)
Restructuring and asset related credits (charges) - net [2]	3	2	10	12	—	(25)	2
Goodwill impairment charges [3]	—	—	(2,498)	—	—	—	(2,498)
Asset impairment charges [3]	—	—	(21)	—	—	—	(21)
N&B financing fee amortization [4]	—	—	—	—	—	(12)	(12)
Total	$3	$2	$(2,509)	$12	$—	$(182)	$(2,674)

1. Integration and separation costs related to the post-Merger integration and the intended separation of the N&B Business.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 11 for additional information.
4. Reflected in "Interest expense" and relates to the intended separation of the N&B Business.

Significant Items by Segment for the Three Months Ended June 30, 2019	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(347)	$(347)
Restructuring and asset related charges - net [2]	(7)	(22)	(12)	(20)	(1)	(13)	(75)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Asset impairment charges [4]	—	(63)	—	—	—	—	(63)
Income tax relates items [5]	—	—	—	(48)	—	—	(48)
Total	$(7)	$(1,018)	$(12)	$(68)	$(243)	$(360)	$(1,708)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 11 for additional information.
4. See Note 5 for additional information.
5. Charge included in "Sundry income (expense) - net" which reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

Significant Items by Segment for the Six Months Ended June 30, 2020	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(342)	$(342)
Restructuring and asset related charges - net [2]	(1)	(4)	(15)	(13)	—	(99)	(132)
Goodwill impairment charges [3]	—	—	(2,498)	—	(533)	—	(3,031)
Asset impairment charges 3, [4]	—	—	(21)	—	(270)	—	(291)
Gain on divestiture [5]	197	—	—	—	—	—	197
N&B financing fee amortization [6]	—	—	—	—	—	(22)	(22)
Total	$196	$(4)	$(2,534)	$(13)	$(803)	$(463)	$(3,621)

1. Integration and separation costs related to the post-Merger integration and the intended separation of the N&B Business.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 11 for additional information.
4. See Note 5 for additional information.
5. Reflected in "Sundry income (expense) - net." Refer to Note 3 for additional information.
6. Reflected in "Interest expense" and relates to the intended separation of the N&B Business.

Significant Items by Segment for the Six Months Ended June 30, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(785)	$(785)
Restructuring and asset related charges - net [2]	(7)	(49)	(12)	(22)	—	(57)	(147)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Asset impairment charges [4]	—	(63)	—	—	—	—	(63)
Income tax relates item [5]	—	—	—	(48)	—	—	(48)
Total	$(7)	$(1,045)	$(12)	$(70)	$(242)	$(842)	$(2,218)

1.	Integration and separation costs related to the Merger, post-Merger integration and business separation activities.

2.	Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 11 for additional information.
4. See Note 5 for additional information.
5. Charge included in "Sundry income (expense) - net" which reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

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

The results of operations of DuPont for the 2019 interim periods presented reflect the historical financial results of Dow and Corteva as discontinued operations, as applicable. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

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

On December 15, 2019, the Company entered into definitive agreements to separate and combine the Nutrition & Biosciences business segment (the "N&B Business") with International Flavors & Fragrances Inc. ("IFF") in a tax-efficient Reverse Morris Trust transaction, (the "Intended N&B Transaction"). The transaction is expected to close in the first quarter of 2021, subject to approval by IFF shareholders and other customary closing conditions, including regulatory approvals and receipt by DuPont of an opinion of tax counsel. The financial results of the N&B Business are included in continuing operations for the periods presented.

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

During the second quarter of 2020, the Company benefited from COVID-19 related demand in certain markets, principally personal protection, health & wellness and electronics. Although management currently expects strong demand from certain markets to continue into the third quarter of 2020, the COVID-19 pandemic is expected to continue to adversely impact demand in automotive, aerospace, commercial construction, oil & gas, and select industrial end-markets. In response to this uncertainty, the Company has delayed certain capital investments in select sectors, and has idled production at several manufacturing sites, predominantly production plants in the Transportation & Industrial segment.

In addition, in response to COVID-19 related market disruption and uncertainties, the Company has proactively taken steps to enhance its liquidity position. In April 2020, the Company entered into a $1.0 billion 364-day revolving credit facility (the “$1B Revolving Credit Facility") which replaced its $750 million 364-day revolving credit facility (the “Old 364-Day Revolving Credit Facility”), and completed a public underwritten offering of $2 billion of 2.169 percent fixed rate notes due May 1, 2023 (the “May Debt Offering”). Refer to Liquidity and Capital Resources for more information.

Transportation & Industrial Impairments
In the second quarter of 2020, continued near-term demand weakness in global automotive production resulting from the COVID-19 pandemic, along with revised views of recovery based on third party market information, served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Transportation & Industrial reporting unit as of June 30, 2020. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges related to goodwill of $2,498 million. The charges were recognized in "Goodwill impairment charges" in the interim Consolidated Statements of Operations. Refer to Note 11 of the interim Consolidated Financial Statements. In connection with the Transportation & Industrial impairment analysis, the Company also recorded pre-tax, non-cash impairment charges of $21 million related to indefinite-lived intangible assets. The charges were recognized in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations. Refer to Note 5 of the interim Consolidated Financial Statements.

Dividends
On April 29, 2020, the Company announced that its Board of Directors declared a second quarter dividend of $0.30 per share, paid on June 15, 2020, to shareholders of record on May 29, 2020.

On June 25, 2020, the Company announced that its Board of Directors declared a third quarter dividend of $0.30 per share payable on September 15, 2020, to shareholders of record on July 31, 2020.

SELECTED FINANCIAL DATA

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Net sales	$4,828	$5,468	$10,049	$10,882

Cost of sales	$3,291	$3,496	$6,609	$7,117
Percent of net sales	68.2%	63.9%	65.8%	65.4%

Research and development expenses	$209	$232	$445	$499
Percent of net sales	4.3%	4.2%	4.4%	4.6%

Selling, general and administrative expenses	$541	$642	$1,174	$1,368
Percent of net sales	11.2%	11.7%	11.7%	12.6%

Effective tax rate - continuing operations	1.4%	(16.4)%	(0.3)%	(5.8)%

Net loss available for DuPont common stockholders	$(2,478)	$(571)	$(3,094)	$(50)

Loss per common share – basic	$(3.37)	$(0.76)	$(4.20)	$(0.07)
Loss per common share – diluted	$(3.37)	$(0.76)	$(4.20)	$(0.07)

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$4,828	$5,468	$10,049	$10,882

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	—%	(1)%	7%	(1)%	5%	—%	(1)%	7%	—%	6%
Nutrition & Biosciences	—	(2)	1	—	(1)	1	(2)	1	—	—
Transportation & Industrial	(5)	(1)	(28)	—	(34)	(5)	(1)	(18)	—	(24)
Safety & Construction	2	(1)	(10)	2	(7)	2	(1)	(7)	2	(4)
Non-Core	2	(1)	(22)	(9)	(30)	2	(1)	(17)	(9)	(25)
Total	—%	(1)%	(10)%	(1)%	(12)%	—%	(1)%	(6)%	(1)%	(8)%
U.S. & Canada	(1)%	—%	(16)%	—%	(17)%	(1)%	—%	(9)%	—%	(10)%
EMEA [1]	—	(2)	(16)	—	(18)	—	(2)	(10)	(1)	(13)
Asia Pacific	—	(1)	1	(1)	(1)	(1)	(1)	1	—	(1)
Latin America	3	(5)	(21)	(2)	(25)	3	(4)	(12)	(2)	(15)
Total	—%	(1)%	(10)%	(1)%	(12)%	—%	(1)%	(6)%	(1)%	(8)%

1.	Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2020 of $4.8 billion, down 12 percent from $5.5 billion for the three months ended June 30, 2019, due to a 10 percent decrease in volume, a 1 percent unfavorable currency impact and a 1 percent decline in portfolio actions. Local price and product mix remained flat. Volume declined across all geographic regions with the exception of Asia Pacific where it increased 1 percent. Volume declined across all segments with the exception of Electronics & Imaging (up 7 percent) and Nutrition & Biosciences (up 1 percent). The most notable volume decreases were in Transportation & Industrial (down 28 percent) and Non-Core (down 22 percent). Currency was down 1 percent compared with the same period last year, driven primarily by Latin American currencies (down 5 percent). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Non-Core (down 9 percent). Local price was flat compared with the same period last year. Local price increased in Latin America (up 3 percent) and in Safety & Construction (up 2 percent) and Non-Core (up 2 percent).

Net sales for the six months ended June 30, 2020 were $10.0 billion, down 8 percent from $10.9 billion for the six months ended June 30, 2019, due to a 6 percent decrease in volume, a 1 percent unfavorable currency impact and a 1 percent decline in portfolio actions. Local price and product mix remained flat. Volume declined across all geographic regions with the exception of Asia Pacific where it increased 1 percent. Volume declined across all segments with the exception of Electronics & Imaging (up 7 percent) and Nutrition & Biosciences (up 1 percent). The most notable volume decreases were in Transportation & Industrial (down 18 percent) and Non-Core (down 17 percent). Currency was down 1 percent compared with the same period last year, driven primarily by Latin American currencies (down 4 percent) and EMEA currencies (down 2 percent). Portfolio and other changes contributed 1 percent of the sales decrease which impacted Non-Core (down 9 percent). Local price and product mix was flat compared with the same period last year. Local price increased in Latin America (up 3 percent) and in all segments except Transportation & Industrial (down 5 percent) and Electronics & Imaging (flat).

Cost of Sales
Cost of sales was $3.3 billion for the three months ended June 30, 2020, down from $3.5 billion for the three months ended June 30, 2019 primarily due to lower sales volume, cost synergies, and currency impacts offset by approximately $160 million of charges associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19, mainly in the Transportation & Industrial segment.

Cost of Sales as a percentage of net sales for the three months ended June 30, 2020 was 68 percent compared with 64 percent for the three months ended June 30, 2019, driven mainly by the charges associated with temporary idling several manufacturing plans referenced above.

For the six months ended June 30, 2020, cost of sales was $6.6 billion, down from $7.1 billion for the six months ended June 30, 2019. Cost of sales decreased for the six months ended June 30, 2020 primarily due to lower sales volume, cost synergies, currency impacts, and lower costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions, offset by approximately $160 million of charges associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19, mainly in the Transportation & Industrial segment.

Cost of sales as a percentage of net sales for the six months ended June 30, 2020 was 66 percent compared with 65 percent for the six months ended June 30, 2019.

Research and Development Expenses ("R&D")
R&D expenses totaled $209 million in the second quarter of 2020, down from $232 million in the second quarter of 2019. R&D as a percentage of net sales was 4 percent for the three months ended June 30, 2020 and 2019.

For the first six months of 2020, R&D expenses totaled $445 million, down from $499 million in the first six months of 2019. R&D as a percentage of net sales was 4 percent and 5 percent for the six months ended June 30, 2020 and 2019, respectively.

The decrease for the six months ended June 30, 2020 compared with the same period of the prior year was primarily due to the absence of R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $541 million in the second quarter of 2020, down from $642 million in the second quarter of 2019 primarily due to productivity actions and reduced spending. SG&A as a percentage of net sales was 11 percent and 12 percent for the three months ended June 30, 2020 and 2019, respectively.

For the first six months of 2020, SG&A expenses totaled $1,174 million, down from $1,368 million in the first six months of 2019. SG&A as a percentage of net sales was 12 percent and 13 percent for the six months ended June 30, 2020 and 2019, respectively.

The decrease as compared with the same period of the prior year was primarily due to productivity actions and the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the Distributions.

Amortization of Intangibles
Amortization of intangibles was $528 million in the second quarter of 2020, up from $252 million in the second quarter of 2019. In the first six months of 2020, amortization of intangibles was $1,061 million, up from $508 million in the same period last year. The increase was primarily due to the amortization of the Nutrition and Biosciences tradenames that were reclassified to definite-lived intangibles in the fourth quarter of 2019 in connection with the Intended N&B Transaction.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $19 million in the second quarter of 2020, down from $137 million in the second quarter of 2019. The activity in the second quarter of 2020 included a $21 million impairment charge related to indefinite-lived intangible assets in the Transportation & Industrial segment, a $15 million charge related to the 2020 Restructuring Program, a $16 million credit related to the 2019 Restructuring Program and a $1 million credit related to the DowDuPont Cost Synergy Program. The charges in the second quarter of 2019 included a $63 million impairment charge related to an equity method investment, a $53 million charge related to the 2019 Restructuring Program and a $21 million charge related to the DowDuPont Cost Synergy Program.

In the first six months of 2020, restructuring and asset related charges - net were $423 million, up from $208 million in the same period last year. The activity for the six months of 2020 included a $270 million impairment charge related to long-lived assets in the Non-Core segment, a $21 million impairment charge related to indefinite-lived intangible assets in the Transportation & Industrial segment, a $126 million charge related to the 2020 Restructuring Program, a $2 million charge related to the 2019 Restructuring Program and a $4 million charge related to the DowDuPont Cost Synergy Program. The charges in the same period of 2019 related to the equity method investment impairment charge and 2019 Restructuring Program, both described above, as well as a $92 million charge related to the Synergy Program.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
Goodwill impairment charges were $2,498 million in the second quarter of 2020, up from $1,175 million in the second quarter of 2019. Goodwill impairment charges were $3,031 million in the six months ended June 30, 2020, up from $1,175 million in the same period last year. In the second quarter of 2020, the charges relate to the Transportation and Industrial segment. In the first six months of 2020, the charges relate to the Transportation & Industrial and Non-Core segments. Goodwill impairment charges in the second quarter of 2019 and for the first six months of 2019 relate to the Nutrition & Biosciences and Non-Core segments. See Note 11 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, which primarily reflect costs related to the post-Merger integration, activities related to the Distributions, and, during 2020, the Intended N&B Transaction, were $145 million in the second quarter of 2020, down from $347 million in the second quarter of 2019. In the first six months of 2020, integration and separation costs were $342 million, down from $958 million in the same period last year. The decline was primarily related to the timing of the Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $103 million in the second quarter of 2020, up from $49 million in the second quarter of 2019. In the first six months of 2020, the Company's share of the earnings of nonconsolidated affiliates was $142 million, up from $89 million in the first six months of 2019. The increases are primarily due to higher HSC Group equity earnings, mainly driven by customer settlements in the second quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the second quarter of 2020 was expense of $14 million compared with expense of $19 million in the second quarter of 2019. The second quarter of 2020 included foreign currency exchange losses of $23 million, partially offset by income related to non-operating pension and other post employment benefits credits of $8 million. The second quarter of 2019 included a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement included in miscellaneous income and foreign currency exchange losses of $17 million, partially offset by income related to non-operating pension and other post employment benefit credits of $18 million, a gain on the sale of assets of $10 million and interest income of $9 million.

In the first six months of 2020, sundry income (expense) - net was income of $197 million compared with income of $65 million in the first six months of 2019. The first six months of 2020 included benefits related to the sale of the Compound Semiconductor Solutions business unit of $197 million, income related to non-operating pension and other post employment benefit credits of $19 million and miscellaneous income of $12 million, partially offset by foreign currency exchange losses of $31 million. The first six months of 2019 included a gain on sale of assets of $63 million, interest income of $49 million and income related to non-operating pension and other post employment benefit plans of $39 million, partially offset by foreign currency exchange losses of $78 million.

Interest Expense
Interest expense was $193 million in the second quarter of 2020, up from $165 million in the second quarter of 2019. The increase primarily relates to incremental financing costs associated with the May Debt Offering and financing costs associated with the Intended N&B transaction.

In the first six months of 2020, interest expense was $376 million, up from $316 million in the same period last year. The increase primarily relates to financing facilities that were drawn after March 31, 2019 for the Company to operate on a stand-alone basis and complete the capital structures of Corteva and Dow in advance of their respective separations, which include the Term Loan Facilities and the DuPont Commercial Paper Program, as well as the factors noted above.

(Benefit from) Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2020 was 1.4 percent, compared with an effective tax rate of (16.4) percent for the second quarter of 2019. For the first six months of 2020, the effective tax rate on continuing operations was (0.3) percent, compared with (5.8) percent for the first six months of 2019.

The effective tax rate for the second quarter of 2020 and for the first six months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting the Transportation and Industrial segment in the second quarter and a non-tax-deductible goodwill impairment charge impacting the Non-Core segment in the first quarter. The tax rate in the second quarter of 2019 and for the first six months of 2019 was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 11 to the interim Consolidated Financial Statements for additional information on the goodwill impairment charges.

Income from Discontinued Operations, Net of Tax
In the second quarter of 2020 and for the first six months of 2020, the Company did not have income from discontinued operations. In the second quarter of 2019 and for the first six months of 2019, income from discontinued operation, net of tax was $566 million and $1,212 million, respectively. The decrease period over period is attributable to the timing of the Distributions. Refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $7 million in the second quarter of 2020, down from $34 million in the second quarter of 2019. For the first six months of 2020, net income attributable to noncontrolling interests was $13 million, down from $85 million for the same period last year. The decreases are attributable to the timing of the Distributions.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) is derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the Distributions. In contemplation of the Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements for the six months ended June 30, 2019 were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the six months ended June 30, 2019 give effect to the pro forma events as if they had been consummated on January 1, 2018. There were no pro forma adjustments for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019.

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

Unaudited Pro Forma Combined Statements of Operations	Six Months Ended June 30,
	2019
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$10,882	$—	$10,882
Cost of sales	7,117	22	7,139
Research and development expenses	499	—	499
Selling, general and administrative expenses	1,368	—	1,368
Amortization of intangibles	508	—	508
Restructuring and asset related charges - net	208	—	208
Goodwill impairment charges	1,175	—	1,175
Integration and separation costs	958	(173)	785
Equity in earnings of nonconsolidated affiliates	89	—	89
Sundry income (expense) - net	65	—	65
Interest expense	316	29	345
Loss from continuing operations before income taxes	(1,113)	122	(991)
Provision for income taxes on continuing operations	64	30	94
Loss from continuing operations, net of tax	(1,177)	92	(1,085)
Net income attributable to noncontrolling interests of continuing operations	13	—	13
Net loss from continuing operations attributable to DuPont	$(1,190)	$92	$(1,098)

Per common share data:
Loss per common share from continuing operations - basic	$(1.59)		$(1.47)
Loss per common share from continuing operations - diluted	$(1.59)		$(1.47)

Weighted-average common shares outstanding - basic	749.6		749.6
Weighted-average common shares outstanding - diluted	749.6		749.6

1.	See the historical U.S. GAAP Consolidated Statements of Operations.

2.
Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2018. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one-time transaction costs directly attributable to the Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.

SEGMENT RESULTS
In the first quarter of 2020, in preparation for the Intended N&B Transaction, DuPont changed its management and reporting structure to realign costs associated with its polysaccharides pre-commercial activities from the Non-Core segment to the N&B segment. The reporting changes have been retrospectively reflected in the following discussion of segment results for all periods presented. Refer to Note 21 to the interim Consolidated Financial Statements for additional information.

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

Pro forma adjustments used in the calculation of pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were derived from DuPont's historical Consolidated Financial Statements and accompanying notes, adjusted to give effect to the Distributions as if they had been consummated on January 1, 2018. The pro forma adjustments impacting pro forma Operating EBITDA reflect the impact of various supply agreements ("supply agreements") entered into in connection with the Dow Distribution and are outlined in the preceding section, Supplemental Unaudited Pro Forma Combined Financial Information, as adjustments to "Cost of sales." The impact of these supply agreements is reflected in pro forma Operating EBITDA for the periods noted above as it is included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019.

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

Electronics & Imaging	Three Months Ended		Six Months Ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$905	$858	$1,789	$1,683
Operating EBITDA [1]	$277	$246	$530	$534
Equity earnings	$10	$5	$19	$8

1.	For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis.

Electronics & Imaging	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2020	June 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	(1)	(1)
Volume	7	7
Portfolio & other	(1)	—
Total	5%	6%

Electronics & Imaging net sales were $905 million for the three months ended June 30, 2020, up 5 percent from $858 million for the three months ended June 30, 2019. Net sales increased due to a 7 percent increase in volume partially offset by a 1 percent portfolio decline and a 1 percent unfavorable currency impact. Volume growth was driven by Semiconductor Technologies with continued strength in the logic and foundry segment and increased memory demand in servers and data centers. Within Image Solutions, volume gains in ink for the consumer market were mostly offset by declined demand for flexographic printing and OLED materials. Volume declined within Interconnect Solutions due to softness in smartphones and select industrial markets.
Operating EBITDA was $277 million for the three months ended June 30, 2020, up 13 percent compared with $246 million for the three months ended June 30, 2019 due to volume gains and cost productivity actions.

Electronics & Imaging net sales were $1,789 million for the six months ended June 30, 2020, up 6 percent from $1,683 million for the six months ended June 30, 2019. Net sales increased due to a 7 percent volume growth offset by a 1 percent unfavorable currency impact, driven primarily by Asia Pacific. Volume growth in Semiconductor Technologies was driven by the logic and foundry segment and increased demand for memory in servers and data centers was partially offset by volume declines in Image Solutions.
Operating EBITDA was $530 million for the six months ended June 30, 2020, down 1 percent compared with pro forma Operating EBITDA of $534 million for the six months ended June 30, 2019. Favorable impacts from volume gains and cost productivity actions were offset by higher raw material costs and the absence of $51 million in income related to an asset sale in 2019.

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

Nutrition & Biosciences	Three Months Ended		Six Months Ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$1,539	$1,558	$3,090	$3,093
Operating EBITDA [1]	$418	$386	$803	$735
Equity earnings	$1	$—	$1	$—
1. For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis.

Nutrition & Biosciences	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2020	June 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	1%
Currency	(2)	(2)
Volume	1	1
Portfolio & other	—	—
Total	(1)%	—%

Nutrition & Biosciences net sales were $1,539 million for the three months ended June 30, 2020, down 1 percent from $1,558 million for the three months ended June 30, 2019 due to a 1 percent increase in volume more than offset by a 2 percent unfavorable currency impact. Volume gains in Food & Beverage were driven by increased demand in the plant-based meat category partially offset by declines in sweeteners. Pharma Solutions volume increased due to demand in over-the-counter and prescription pharma applications. Health & Biosciences volume gains were driven by probiotics along with strong demand in home & personal care and animal nutrition offset by declined demand in biorefinery and microbial control.

Operating EBITDA was $418 million for the three months ended June 30, 2020, up 8 percent compared with $386 million for the three months ended June 30, 2019 due to a favorable product mix led by Health & Biosciences and cost productivity actions.

Nutrition & Biosciences net sales were $3,090 million for the six months ended June 30, 2020, or essentially flat compared with $3,093 million for the six months ended June 30, 2019. A 1 percent increase in local price and a 1 percent increase in volume were offset by a 2 percent unfavorable currency impact, driven primarily from EMEA. Health & Biosciences volume gains were driven by probiotics along with strong demand in home & personal care and animal nutrition, partially offset by declined demand in biorefinery and microbial control. Volume gains in Food & Beverage were driven by increased demand in the plant-based meat category partially offset by declines in sweeteners.

Operating EBITDA was $803 million for the six months ended June 30, 2020, up 9 percent compared with pro forma Operating EBITDA of $735 million for the six months ended June 30, 2019 due to a favorable product mix led by Health & Biosciences, pricing gains, and cost productivity actions.

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

Transportation & Industrial	Three Months Ended		Six Months Ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$832	$1,269	$1,976	$2,586
Operating EBITDA [1]	$49	$357	$357	$730
Equity earnings	$1	$2	$2	$2
1. For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis.

Transportation & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2020	June 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(5)%	(5)%
Currency	(1)	(1)
Volume	(28)	(18)
Portfolio & other	—	—
Total	(34)%	(24)%

Transportation & Industrial net sales were $832 million for the three months ended June 30, 2020, down from $1,269 million for the three months ended June 30, 2019. The change in net sales was due to a 28 percent decrease in volume, a 5 percent decrease in local price, and a 1 percent unfavorable currency impact. Volume declines were primarily due to impact of the COVID-19 pandemic on the automotive industry and the other key industrial end markets.
Operating EBITDA was $49 million for the three months ended June 30, 2020, down 86 percent compared with $357 million for the three months ended June 30, 2019 driven primarily by approximately $130 million in charges associated with temporarily idling several manufacturing plants to align supply with demand as well as the impact of volume declines due to the COVID-19 pandemic.

Transportation & Industrial net sales were $1,976 million for the six months ended June 30, 2020, down from $2,586 million for the six months ended June 30, 2019 due to a 18 percent decrease in volume, a 5 percent decrease in local price, and a 1 percent unfavorable currency impact. Volume declines were primarily due to impact of the COVID-19 pandemic on the automotive industry and the other key industrial markets.

Operating EBITDA was $357 million for the six months ended June 30, 2020, down 51 percent compared with pro forma Operating EBITDA of $730 million for the six months ended June 30, 2019 driven primarily by volume declines due to the COVID-19 pandemic, price declines, and charges associated with temporarily idling several manufacturing plants to align supply with demand, as referenced above.

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

Safety & Construction	Three Months Ended		Six Months Ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$1,244	$1,341	$2,520	$2,624
Operating EBITDA [1]	$349	$382	$717	$756
Equity earnings	$5	$7	$12	$15
1. For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis.

Safety & Construction	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2020	June 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	2%
Currency	(1)	(1)
Volume	(10)	(7)
Portfolio & other	2	2
Total	(7)%	(4)%

Safety & Construction net sales were $1,244 million for the three months ended June 30, 2020, down from $1,341 million for the three months ended June 30, 2019 as a 2 percent increase in local price and a 2 percent increase in portfolio were more than offset by a 10 percent decline in volume and a 1 percent unfavorable impact from currency globally. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Local price increased led by the Safety Solutions. Volume gains in Water Solutions and demand for TYVEK® protective garments were more than offset by volume declines in Safety and Shelter Solutions due to weakened demand across end markets and declined construction activity as a result of the COVID-19 pandemic.
Operating EBITDA was $349 million for the three months ended June 30, 2020, down 9 percent compared with $382 million for the three months ended June 30, 2019 due to lower volumes and costs associated with capacity reductions more than offsetting a favorable product mix and productivity actions.

Safety & Construction net sales were $2,520 million for the six months ended June 30, 2020, slightly down from $2,624 million for the six months ended June 30, 2019 as a 2 percent increase in local price and 2 percent increase in portfolio were more than offset by a 7 percent volume decline and a 1 percent unfavorable impact from currency. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Volume growth in the segment was led by gains in Water Solutions and protective garment sales within Safety Solutions which were more than offset by weakened demand in end markets as a result of the COVID-19 pandemic. Shelter Solutions volume declined due to the COVID-19 pandemic and the resulting impact on construction activity.

Operating EBITDA was $717 million for the six months ended June 30, 2020, down 5 percent compared with pro forma Operating EBITDA of $756 million for the six months ended June 30, 2019 due to lower volumes, the absence of licensing income, and costs associated with capacity reductions more than offsetting pricing gains, improved product mix, and productivity actions.

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

Non-Core	Three Months Ended		Six Months Ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$308	$442	$674	$896
Operating EBITDA [1]	$93	$104	$135	$202
Equity earnings [2]	$86	$36	$108	$66
1. For the six months ended June 30, 2019, operating EBITDA is on a pro forma basis.
2. Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a restructuring charge of $1 million and $2 million for the three and six months ended June 30, 2019 which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statements of Operations.

Non-Core	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2020	June 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	2%
Currency	(1)	(1)
Volume	(22)	(17)
Portfolio & other	(9)	(9)
Total	(30)%	(25)%

Non-Core net sales were $308 million for the three months ended June 30, 2020, down from $442 million for the three months ended June 30, 2019 due to 2 percent pricing gains more than offset by a 22 percent volume decline, a 9 percent portfolio decline, and a 1 percent unfavorable currency impact. The third quarter 2019 sale of the Sustainable Solutions business reduced sales by 9 percent. Volume gains in microcircuit paste materials were more than offset by declines in demand in trichlorosilane, TEDLAR® aircraft films and photovoltaic metallization pastes.
Operating EBITDA was $93 million for the three months ended June 30, 2020, down 11 percent compared with $104 million for the three months ended June 30, 2019 as a customer settlement gain of $64 million was more than offset by volume declines and the absence of earnings from the Sustainable Solutions business.

Non-Core net sales were $674 million for the six months ended June 30, 2020, down from $896 million for the six months ended June 30, 2019. Net sales declined due to a 17 percent decline in volume, a 9 percent portfolio decline due to the sale of the Sustainable Solutions business and a 1 percent unfavorable impact from currency, which more than offset a 2 percent increase in local price. Volume declines were driven by declines in demand for trichlorosilane and TEDLAR® aircraft films.

Operating EBITDA was $135 million for the six months ended June 30, 2020, down 33 percent compared with pro forma Operating EBITDA of $202 million for the six months ended June 30, 2019 as a customer settlement gain of $64 million was more than offset by volume declines and the absence of earnings from the Sustainable Solutions business.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2020.

The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which could result in increases in the cost of capital and/or adversely impact the availability of and access to capital, which could negatively affect DuPont’s liquidity. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries obligations as they come due; however, DuPont is unable to predict the extent of COVID-19 related impacts which depends on highly uncertain and unpredictable future developments, including the duration and spread of the COVID-19 outbreak, and the speed and extent of the resumption of normal economic and operating conditions. In light of this uncertainty, the Company has taken steps to further ensure liquidity and capital resources, as discussed below.

In millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,737	$1,540
Total debt	$19,167	$17,447

The Company's cash and cash equivalents at June 30, 2020 and December 31, 2019 were $3.7 billion and $1.5 billion, respectively, of which $1.4 billion at June 30, 2020 and December 31, 2019 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The increase in cash and cash equivalents was primarily due to receipt of proceeds from the May Debt Offering, discussed further below.

Total debt at June 30, 2020 and December 31, 2019 was $19.2 billion and $17.4 billion, respectively. The increase was primarily due to the May Debt Offering.

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

Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The proceeds from the May Debt Offering are expected to be used by the Company to repay or redeem the Company’s $0.5 billion in floating rate notes due November 2020 and $1.5 billion of 3.77 percent fixed-rate notes due November 2020 (collectively, the “2020 Notes”). Upon consummation of the Intended N&B Transaction, the Company will be required to mail a notice of redemption to holders of the Notes, with a copy to the Trustee, setting forth the date of redemption of all of the Notes on the date (“Special Mandatory Redemption Date”) that is the later of (i) three (3) Business Days after the consummation of the Intended N&B Transaction and (ii) May 1, 2021. On the Special Mandatory Redemption Date, the Company will be required to redeem all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, up to but excluding the Special Mandatory Redemption Date. In the event a special mandatory redemption is triggered, the Company expects to fund the redemption with proceeds from the Special Cash Payment.

Commercial Paper
In April 2019, DuPont authorized a $3 billion commercial paper program (the “DuPont Commercial Paper Program”). At June 30, 2020, the Company had issued $1.6 billion of commercial paper ($1.8 billion at December 31, 2019).

Nutrition & Biosciences Financing
In connection with the Intended N&B Transaction, N&B Inc. entered into a Bridge Commitment Letter in an aggregate principal amount of $7.5 billion, (the “Bridge Loans”) to secure committed financing for the Special Cash Payment and related financing fees and expenses. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement, (the "N&B Notes Offering") and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.
In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities. As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion. The remaining $6.25 billion is expected to be funded through the N&B Notes Offering and/or the Bridge Loans. The proceeds from drawdowns on the term loan facilities and the N&B Notes Offering, if any, and/or the Bridge Loans would be used to make the Special Cash Payment and to pay the related financing fees and expenses. The commitments under the Bridge Commitment Letter and the availability of funding under the term loan agreement are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the intended transaction with IFF.
Borrowing under the term loan agreement and, if any, under the Bridge Loans would occur immediately prior to the closing of the Intended N&B Transaction. Any issuance of the N&B Note Offering for some or all the remaining $6.25 billion would likely occur in the second half of 2020.

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

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At July 29, 2020, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Negative Watch
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes and May Debt Offering contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2020, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to Dow and Corteva have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the six months ended June 30, 2019.

Cash Flow Summary	Six Months Ended June 30,
In millions	2020	2019
Cash provided by (used for):
Operating activities	$1,520	$(51)
Investing activities	$(348)	$(1,657)
Financing activities	$1,050	$(10,661)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(30)	$48

Cash Flows from Operating Activities
In the first six months of 2020, cash provided by operating activities was $1,520 million, compared with cash used for operating activities of $51 million in the same period last year. The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital, offset by the impact of the Dow and Corteva Distributions to period earnings.

Net Working Capital	June 30, 2020	Dec 31, 2019
In millions (except ratio)
Current assets	$11,986	$9,999
Current liabilities	8,010	8,346
Net working capital	$3,976	$1,653
Current ratio	1.50:1	1.20:1

Cash Flows from Investing Activities
In the first six months of 2020, cash used for investing activities was $348 million, compared with $1,657 million in the first six months of 2019. The decrease in cash used was primarily attributable to lower capital expenditures and an increase in proceeds from sales of property and businesses. The first six months of 2019 also contains activity related to the materials science and agriculture businesses prior to the Distributions.

Cash Flows from Financing Activities
In the first six months of 2020, cash provided by financing activities was $1,050 million compared with cash used for financing activities of $10,661 million in the same period last year. The primary driver of the decrease in cash used was a reduction in cash payments related to the Distributions of Dow and Corteva, a reduction in payments on long-term debt, and a reduction in share repurchase of common stock, partially offset by decreased issuances of short-term notes payable and lower proceeds from issuance of long-term debt. The first six months of 2019 also contains activity related to the materials science and agriculture businesses prior to the Distributions.

Dividends
On February 12, 2020, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 16, 2020, to shareholders of record on February 28, 2020.

On April 29, 2020, the Company announced that its Board declared a second quarter dividend of $0.30 per share, paid on June 15, 2020, to shareholders of record on May 29, 2020.

On June 25, 2020, the Company announced that its Board declared a third quarter dividend of $0.30 per share payable on September 15, 2020, to shareholders of record on July 31, 2020.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. During the second quarter, the Company did not repurchase any shares. As of June 30, 2020, the Company repurchased 16.9 million shares under this program since inception at a total cost of $982 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $45 million by year-end 2020 to certain non-US pension and other post employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions following the expected closure of the Intended N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $126 million inception-to-date, consisting of severance and related benefit costs of $102 million and asset related charges of $24 million. The Company expects actions related to this program to be substantially complete by the end of 2020. Future cash payments related to the 2020 Restructuring Program are anticipated to be $81 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $140 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $34 million. Actions associated with the 2019 Restructuring Program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $42 million, primarily related to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, adopted by the DowDuPont Board of Directors. The DowDuPont Cost Synergy Program was designed to integrate and optimize the organization following the Merger and in preparation for the Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $489 million inception-to-date, consisting of severance and related benefit costs of $213 million, asset related charges of $209 million and contract termination charges of $67 million. The activities related to the DowDuPont Cost Synergy Program are expected to result in additional cash expenditures of $41 million consisting of severance and related benefit costs and contract terminations. Actions associated with the DowDuPont Cost Synergy Program, including employee separations, are considered substantially complete (see Note 5 to the interim Consolidated Financial Statements).

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At June 30, 2020 and December 31, 2019, the Company had directly guaranteed $176 million and $187 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the Company's contractual obligations at December 31, 2019 can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. The Company completed the May Debt Offering during the second quarter of 2020.  Refer to Liquidity & Capital Resources for more information. There were no other material changes to the Company's contractual obligations during the second quarter of 2020.

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

Valuation of Assets and Impairment Considerations
The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. Goodwill is evaluated for impairment using qualitative and/or quantitative testing procedures. The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities.

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

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a of lack of recovery, the time period to recovery is longer than expected or further global softening is experienced in certain markets, such as automotive, aerospace, commercial construction, oil & gas and select industrial end-markets, or a sustained decline in the value of the Company's common stock, the Company may be required to perform additional impairment assessments for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges.

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

As of June 30, 2020, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

In connection with the Distributions, there were several processes, policies, operations, technologies and information systems that were integrated following the Merger which have been replicated, transferred or separated. During the quarter ended June 30, 2020, the Company continued to take steps to ensure that adequate controls were designed and maintained, including planning for separation activities related to the Intended N&B Transaction.

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
DuPont is actively monitoring the global impacts of COVID-19, including the impacts from responsive measures, and remains focused on its top priorities - the safety and health of its employees and the needs of its customers. The company’s business and financial condition, and the business and financial condition of the company’s customers and suppliers, have been impacted by the significantly increased economic and demand uncertainties created by the COVID-19 outbreak. In addition, public and private sector responsive measures, such as the imposition of travel restrictions, quarantines, adoption of remote working, and suspension of non-essential business and government services, have impacted the company’s business and financial condition. Many of DuPont’s facilities and employees are based in areas impacted by the virus. While most DuPont manufacturing sites remain in operation, DuPont has reduced or furloughed certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. DuPont’s manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, more and /or deeper supply chain disruptions, quarantines and health and availability of essential onsite personnel. Furthermore, COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which could result in increases in the cost of capital and/or adversely impact the availability of and access to capital, which could negatively affect DuPont’s liquidity. DuPont is unable to predict the extent of COVID-19 related impacts on its business, results of operations, access to sources of liquidity and financial condition which depends on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont is taking actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the company may consider further reductions in or furloughing additional operations in response to further and/or deeper declines in demand and/or or supply chain disruptions. There can be no guaranty that such actions will significantly mitigate the impact of COVID-19 on the company’s business, results of operations, access to sources of liquidity or financial condition. After the COVID-19 outbreak has subsided, DuPont may experience materially adverse impacts to its business, results of operations and financial condition as a result of related global economic impacts, including any recession that has occurred or may occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
April	—	$—	—	$1,018
May	—	—	—	1,018
June	—	—	—	1,018
Second Quarter 2020	—	$—	—	$1,018

1.	On June 1, 2019, the Company announced a new $2 billion share buyback program, which expires on June 1, 2021.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In anticipation of and to facilitate the intended transaction with IFF, DuPont is planning for the internal separation of the N&B Business, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "N&B Internal Separations"). See Part I, Item 1 and Part II, Item 1A of this report for more information regarding the intended transaction. The N&B Internal Separations are currently expected to consist of internal transactions undertaken by DuPont and its subsidiaries to separate ownership of the N&B Business from ownership of their other businesses, including a number of distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. The N&B Internal Separations are expected to occur in the United States and in the Netherlands. Following the completion of the N&B Internal Separations, DuPont expects that DuPont will effectuate the separation, pending DuPont Board approval, in a distribution intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code. The DuPont subsidiaries, or their successors, that are included in the current plans for the N&B Internal Separations as distributing corporations in the N&B Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) are the following: Specialty Electronic Materials Netherlands B.V.; DuPont Services Company B.V.; Performance Specialty Products NA, LLC; DuPont Polymers, Inc.; and DuPont US Holding, LLC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
4.1*	Description of Capital Stock
10.1*	DuPont de Nemours, Inc. 2020 Equity and Incentive Plan, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8- K filed May 27, 2020.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: July 31, 2020

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware