Form 10-Q
period 2020-09-30
DuPont de Nemours, Inc.
filed 2020-10-30
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The registrant had 733,849,605 shares of common stock, $0.01 par value, outstanding at October 28, 2020.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2020

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

On December 15, 2019, DuPont and International Flavors & Fragrances Inc. ("IFF") announced entry into definitive agreements to combine DuPont’s Nutrition & Biosciences business (the "N&B Business") with IFF in a transaction that would result in IFF issuing shares to DuPont shareholders. The transaction is expected to close in the first quarter of 2021, subject to customary closing conditions, including receipt of regulatory approvals and receipt by DuPont of an opinion of tax counsel.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the intended transaction with IFF; changes in relevant tax and other laws, (ii) failure to obtain necessary regulatory approvals, anticipated tax treatment or any required financing or to satisfy any of the other conditions to the intended transaction with IFF, (iii) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies that could impact the value, timing or pursuit of the intended transaction with IFF, (iv) risks and costs and pursuit and/or implementation of the separation of the N&B Business, including timing anticipated to complete the separation, any changes to the configuration of businesses included in the separation if implemented, (v) risks and costs related to the Dow Distribution and the Corteva Distribution (together, the “DWDP Distributions”) including (a) with respect to achieving all expected benefits from the DWDP Distributions; (b) the incurrence of significant costs in connection with the DWDP Distributions, including costs to service debt incurred by the Company to establish the relative credit profiles of Corteva, Dow and DuPont and increased costs related to supply, service and other arrangements that, prior to the Dow Distribution, were between entities under the common control of DuPont; (c) indemnification of certain legacy liabilities of E. I. du Pont de Nemours and Company ("Historical EID") in connection with the Corteva Distribution; and (d) potential liability arising from fraudulent conveyance and similar laws in connection with the DWDP Distributions; (vi) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (vii) uncertainty as to the long-term value of DuPont common stock; (viii) potential inability or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade (ix) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume and (x) other risks to DuPont's business, operations and results of operations including from: failure to develop and market new products and optimally manage product life cycles; ability, cost and impact on business operations, including the supply chain, of responding to changes in market acceptance, rules, regulations and policies and failure to respond to such changes; outcome of significant litigation, environmental matters and other commitments and contingencies; failure to appropriately manage process safety and product stewardship issues; global economic and capital market conditions, including the continued availability of capital and financing, as well as inflation, interest and currency exchange rates; changes in political conditions, including tariffs, trade disputes and retaliatory actions; impairment of goodwill or intangible assets; the availability of and fluctuations in the cost of energy and raw materials; business or supply disruption, including in connection with the DWDP Distributions; ability to effectively manage costs as the company’s portfolio evolves; security threats, such as acts of sabotage, terrorism or war, global health concerns and pandemics, natural disasters and weather events and patterns which could or could continue to result in a significant operational event for DuPont, adversely impact demand or production; ability to discover, develop and protect new technologies and to protect and enforce DuPont's intellectual property rights; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management's response to any of the aforementioned factors. These risks are and will be more fully discussed in DuPont's current, quarterly and annual reports and other filings made with the U.S. Securities and Exchange Commission, in each case, as may be amended from time to time in future filings with the SEC. While the list of factors presented here is considered representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. A detailed discussion of some of the significant risks and uncertainties which may cause results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” in (Part I, Item 1A) of DuPont’s 2019 Annual Report on Form 10-K and in (Part II, Item 1A) of this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2020	2019	2020	2019
Net sales	$5,096	$5,426	$15,145	$16,308
Cost of sales	3,392	3,531	10,001	10,648
Research and development expenses	199	225	644	724
Selling, general and administrative expenses	524	645	1,698	2,013
Amortization of intangibles	530	247	1,591	755
Restructuring and asset related charges - net	384	82	807	290
Goodwill impairment charges	183	—	3,214	1,175
Integration and separation costs	127	191	469	1,149
Equity in earnings of nonconsolidated affiliates	30	43	172	132
Sundry income (expense) - net	430	79	627	144
Interest expense	197	177	573	493
Income (loss) from continuing operations before income taxes	20	450	(3,053)	(663)
Provision for income taxes on continuing operations	92	78	100	142
(Loss) income from continuing operations, net of tax	(72)	372	(3,153)	(805)
Income from discontinued operations, net of tax	—	5	—	1,217
Net (loss) income	(72)	377	(3,153)	412
Net income attributable to noncontrolling interests	7	5	20	90
Net (loss) income available for DuPont common stockholders	$(79)	$372	$(3,173)	$322

Per common share data:
(Loss) earnings per common share from continuing operations - basic	$(0.11)	$0.49	$(4.31)	$(1.10)
Earnings per common share from discontinued operations - basic	—	0.01	—	1.53
(Loss) earnings per common share - basic	$(0.11)	$0.50	$(4.31)	$0.43
(Loss) earnings per common share from continuing operations - diluted	$(0.11)	$0.49	$(4.31)	$(1.10)
Earnings per common share from discontinued operations - diluted	—	0.01	—	1.53
(Loss) earnings per common share - diluted	$(0.11)	$0.50	$(4.31)	$0.43

Weighted-average common shares outstanding - basic	734.4	745.5	735.8	748.2
Weighted-average common shares outstanding - diluted	734.4	747.7	735.8	748.2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2020	2019	2020	2019
Net (loss) income	$(72)	$377	$(3,153)	$412
Other comprehensive income (loss), net of tax
Unrealized gains on investments	—	—	—	67
Cumulative translation adjustments	606	(694)	547	(829)
Pension and other post-employment benefit plans	4	(4)	9	187
Derivative instruments	—	—	—	(58)
Total other comprehensive income (loss)	610	(698)	556	(633)
Comprehensive income (loss)	538	(321)	(2,597)	(221)
Comprehensive income attributable to noncontrolling interests, net of tax	11	4	19	102
Comprehensive income (loss) attributable to DuPont	$527	$(325)	$(2,616)	$(323)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$4,008	$1,540
Accounts and notes receivable - net	3,623	3,802
Inventories	3,902	4,319
Other current assets	238	338
Assets held for sale	835	—
Total current assets	12,606	9,999
Investments
Investments in nonconsolidated affiliates	951	1,204
Other investments	24	24
Noncurrent receivables	147	32
Total investments	1,122	1,260
Property, plant and equipment - net of accumulated depreciation (September 30, 2020 - $5,757; December 31, 2019 - $4,969)	9,686	10,143
Other Assets
Goodwill	29,690	33,151
Other intangible assets	11,528	13,593
Restricted cash	6,206	—
Deferred income tax assets	237	189
Deferred charges and other assets	1,066	1,014
Total other assets	48,727	47,947
Total Assets	$72,141	$69,349
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$2,394	$3,830
Accounts payable	2,685	2,934
Income taxes payable	414	240
Accrued and other current liabilities	1,364	1,342
Liabilities related to assets held for sale	127	—
Total current liabilities	6,984	8,346
Long-Term Debt	21,802	13,617
Other Noncurrent Liabilities
Deferred income tax liabilities	3,011	3,467
Pension and other post-employment benefits - noncurrent	1,193	1,172
Other noncurrent obligations	1,033	1,191
Total other noncurrent liabilities	5,237	5,830
Total Liabilities	34,023	27,793
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2020: 733,845,391 shares; 2019: 738,564,728 shares)	7	7
Additional paid-in capital	50,219	50,796
(Accumulated deficit) Retained earnings	(11,808)	(8,400)
Accumulated other comprehensive loss	(859)	(1,416)
Total DuPont stockholders' equity	37,559	40,987
Noncontrolling interests	559	569
Total equity	38,118	41,556
Total Liabilities and Equity	$72,141	$69,349
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2020	2019
Operating Activities
Net (loss) income	$(3,153)	$412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,326	2,662
Credit for deferred income tax and other tax related items	(481)	(658)
Earnings of nonconsolidated affiliates (in excess of) less than dividends received	(120)	700
Net periodic pension benefit cost (credit)	30	(58)
Pension contributions	(77)	(485)
Net gain on sales of assets, businesses and investments	(612)	(119)
Restructuring and asset related charges - net	807	564
Goodwill impairment charges	3,214	1,175
Amortization of merger-related inventory step-up	—	253
Other net loss	127	326
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	133	(2,418)
Inventories	312	339
Accounts payable	43	(805)
Other assets and liabilities, net	245	(1,057)
Cash provided by operating activities	2,794	831
Investing Activities
Capital expenditures	(922)	(2,091)
Investment in gas field developments	—	(25)
Proceeds from sales of property, businesses, and ownership interests in nonconsolidated affiliates, net of cash divested	1,008	259
Acquisitions of property and businesses, net of cash acquired	(73)	(9)
Purchases of investments	(1)	(195)
Proceeds from sales and maturities of investments	1	233
Other investing activities, net	22	21
Cash provided by (used for) investing activities	35	(1,807)
Financing Activities
Changes in short-term notes payable	(1,439)	2,876
Proceeds from issuance of long-term debt	8,275	4,005
Payments on long-term debt	(29)	(6,899)
Purchases of common stock	(232)	(2,040)
Proceeds from issuance of Company stock	34	76
Employee taxes paid for share-based payment arrangements	(14)	(83)
Distributions to noncontrolling interests	(48)	(18)
Dividends paid to stockholders	(662)	(1,389)
Cash held by Dow and Corteva at the respective DWDP Distributions	—	(7,315)
Debt extinguishment costs	—	(104)
Other financing activities, net	(55)	(6)
Cash provided by (used for) financing activities	5,830	(10,897)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(2)
Increase (Decrease) in cash, cash equivalents and restricted cash	8,663	(11,875)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,577	8,591
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	5,431
Cash, cash equivalents and restricted cash at beginning of period	1,577	14,022
Cash, cash equivalents and restricted cash from continuing operations, end of period	10,240	2,147
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$10,240	$2,147
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2020 and 2019

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	322	—	—	—	90	412
Other comprehensive (loss) income	—	—	—	(633)	—	—	12	(621)
Dividends ($1.86 per common share)	—	(224)	(1,165)	—	—	—	—	(1,389)
Common stock issued/sold	—	76	—	—	—	—	—	76
Stock-based compensation and allocation of ESOP shares	—	173	(1)	—	29	—	—	201
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Purchases of treasury stock	—	—	—	—	—	(2,040)	—	(2,040)
Retirement of treasury stock	—	—	(7,461)	—	—	7,461	—	—
Spin-off of Dow and Corteva	—	(30,843)	(30,123)	11,498	105	—	(1,124)	(50,487)
Other	(1)	(3)	(7)	—	—	—	—	(11)
Balance at September 30, 2019	$7	$51,155	$(8,289)	$(1,529)	$—	$—	$568	$41,912

Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	—	(3)
Net (loss) income	—	—	(3,173)	—	—	—	20	(3,153)
Other comprehensive income (loss)	—	—	—	557	—	—	(1)	556
Dividends ($.90 per common share)	—	(662)	—	—	—	—	—	(662)
Common stock issued/sold	—	34	—	—	—	—	—	34
Stock-based compensation	—	81	—	—	—	—	—	81
Distributions to non-controlling interests	—	—	—	—	—	—	(48)	(48)
Purchases of treasury stock	—	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	—	232	—	—
Other	—	(30)	—	—	—	—	19	(11)
Balance at September 30, 2020	$7	$50,219	$(11,808)	$(859)	$—	$—	$559	$38,118
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2020 and 2019

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$7	$51,129	$(8,299)	$(831)	$—	$570	$42,576
Net income	—	—	372	—	—	5	377
Other comprehensive loss	—	—	—	(698)	—	(1)	(699)
Common stock issued/sold	—	9	—	—	—	—	9
Stock-based compensation and allocation of ESOP shares	—	20	(1)	—	—	—	19
Distributions to non-controlling interests	—	—	—	—	—	(6)	(6)
Purchases of treasury stock	—	—	—	—	(359)	—	(359)
Retirement of treasury stock	—	—	(359)	—	359	—	—
Other	—	(3)	(2)	—	—	—	(5)
Balance at September 30, 2019	$7	$51,155	$(8,289)	$(1,529)	$—	$568	$41,912

Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$572	$37,577
Net (loss) income	—	—	(79)	—	—	7	(72)
Other comprehensive income	—	—	—	606	—	4	610
Common stock issued/sold	—	—	—	—	—	—	—
Stock-based compensation	—	24	—	—	—	—	24
Distributions to non-controlling interests	—	—	—	—	—	(38)	(38)
Other	—	4	(1)	—	—	14	17
Balance at September 30, 2020	$7	$50,219	$(11,808)	$(859)	$—	$559	$38,118
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

Basis of Presentation
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("DWDP Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "DWDP Merger"). Prior to the DWDP Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the DWDP Merger Agreement. Historical Dow was determined to be the accounting acquirer in the DWDP Merger.

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

Effective as of 12:01 a.m. on June 1, 2019, the Company completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva, Inc. (“Corteva”) through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock (the “Corteva Common Stock”), to holders of the Company’s common stock as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “DWDP Distributions”).

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

NOTE 3 - DIVESTITURES
Separation Agreements
In connection with the Dow Distribution and the Corteva Distribution, the Company entered into certain agreements that, among other things, effected the separations, provides for the allocation of assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) among DuPont, Dow, and Corteva (together, the “Parties” and each a “Party”), and provides a framework for DuPont’s relationship with Dow and Corteva following the DWDP Distributions. Effective April 1, 2019, the Parties entered into the following agreements referred herein as: the DWDP Separation and Distribution Agreement; the DWDP Tax Matters Agreement; the DWDP Employee Matters Agreement; and the Intellectual Property Cross-License Agreement (the “DuPont-Dow IP Cross-License Agreement”). In addition to the agreements above, DuPont has entered into certain various supply agreements with Dow. These agreements provide for different pricing than the historical intercompany and intracompany practices prior to the DWDP Distributions.

Effective June 1, 2019, in connection with the Corteva Distribution, DuPont and Corteva entered into the following agreements: the Intellectual Property Cross-License Agreement (the “DuPont-Corteva IP Cross-License Agreement”); the Letter Agreement; and the Amended and Restated DWDP Tax Matters Agreement.

In connection with the DWDP Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies Dow and Corteva against certain litigation, environmental, income taxes, and other liabilities that arose prior to the DWDP Distributions, as applicable. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. Refer to Note 13 for additional information regarding treatment of litigation and environmental related matters under the DWDP Separation and Distribution Agreement and the Letter Agreement.

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

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

Nine Months Ended September 30, 2019
In millions
Net sales	$10,867
Cost of sales	8,917
Research and development expenses	163
Selling, general and administrative expenses	329
Amortization of intangibles	116
Restructuring and asset related charges - net	157
Integration and separation costs	44
Equity in earnings of nonconsolidated affiliates	(13)
Sundry income (expense) - net [1]	17
Interest expense	240
Income from discontinued operations before income taxes	905
Provision for income taxes on discontinued operations [1]	176
Income from discontinued operations, net of tax	729
Income from discontinued operations attributable to noncontrolling interests, net of tax	37
Income from discontinued operations attributable to DuPont stockholders, net of tax	$692
1.The three and nine months ended September 30, 2019 includes $82 million of expense in "Sundry income (expense) - net" and a benefit of $85 million in "Provision for income taxes on discontinued operations" related to certain unrecognized tax benefits for positions taken on items from prior years.

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Materials Science Division:

Nine Months Ended September 30, 2019
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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

Nine Months Ended September 30, 2019
In millions
Net sales	$7,144
Cost of sales	4,218
Research and development expenses	470
Selling, general and administrative expenses	1,294
Amortization of intangibles	176
Restructuring and asset related charges - net	117
Integration and separation costs	430
Equity in earnings of nonconsolidated affiliates	(4)
Sundry income (expense) - net [1]	52
Interest expense	91
Income from discontinued operations before income taxes	396
Provision for income taxes on discontinued operations [1]	74
Income from discontinued operations, net of tax	322
Income from discontinued operations attributable to noncontrolling interests, net of tax	35
Income from discontinued operations attributable to DuPont stockholders, net of tax	$287
1.The three and nine months ended September 30, 2019 includes $6 million of expense in "Sundry income (expense) - net" and a benefit of $8 million in "Provision for income taxes on discontinued operations" related to certain unrecognized tax benefits for positions taken on items from prior years.

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

Nine Months Ended September 30, 2019
In millions
Depreciation and amortization	$385
Capital expenditures	$383

Assets Held for Sale
In October 2020, the Company entered into a definitive agreement to sell its biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products, for $240 million. The sale is subject to customary closing conditions and is expected to close in the first half of 2021. The Company determined that the assets and liabilities associated with the biomaterials business unit, which are reported in Non-Core, met the held for sale criteria as of September 30, 2020.

In addition, certain other assets and liabilities within Non-Core are expected to be disposed of within one year and met the held for sale criteria during the third quarter of 2020. The following table summarizes the carrying value of the major assets and liabilities of the biomaterials business unit, as well as these certain other assets and liabilities within Non-Core classified as held for sale as of September 30, 2020 (collectively, the “Non-Core Held for Sale Disposal Groups”):

In millions	September 30, 2020
Assets
Accounts and notes receivable - net	$61
Inventories	96
Other current assets	40
Investments in nonconsolidated affiliates	166
Property, plant and equipment - net	32
Goodwill	267
Other intangible assets	169
Deferred charges and other assets	4
Assets held for sale	$835
Liabilities
Accounts payable	$29
Income taxes payable	1
Accrued and other current liabilities	48
Deferred income tax liabilities	30
Pension and other post-employment benefits - noncurrent	1
Other noncurrent obligations	18
Liabilities related to assets held for sale	$127

In connection with the held for sale classification, the Non-Core Held for Sale Disposal Groups were measured at fair value less estimated cost to sell. As a result, the Company recorded a $25 million pre-tax goodwill impairment charge during the third quarter of 2020 which is reflected in “Goodwill impairment charges” in the Company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Sale of TCS/HSC Disposal Group
In the third quarter of 2020, the Company completed the sale of its trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group,” and together with the TCS Business, the “TCS/HSC Disposal Group” and the sale of the TCS/HSC Disposal Group, the “TCS/HSC Disposal”) to the HSC Group, both of which were part of the Non-Core segment. In connection with the TCS/HSC Disposal, the Company received $550 million in cash at closing, subject to certain claw-back provisions, and will receive an additional $175 million in equal installments over the course of the next three years associated with the settlement of an existing supply agreement dispute with the HSC Group. The TCS/HSC Disposal resulted in a net pre-tax benefit of $393 million ($232 million net of tax), including the settlement of the supply agreement dispute and after allocation of goodwill to the TCS Business. The net pre-tax benefit is recorded in “Sundry income (expense) – net” in the Company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Imaging segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. The sale resulted in a pre-tax gain of $197 million ($102 million net of tax) recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations for the nine months ended September 30, 2020.

Sale of DuPont Sustainable Solutions
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

Integration and Separation Costs
Integration and separation costs for continuing operations through September 30, 2020, primarily have consisted of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to the intended separation of the Nutrition & Biosciences business beginning in the fourth quarter of 2019, the DWDP Merger, post-DWDP Merger integration, and the DWDP Distributions.

These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Integration and separation costs	$127	$191	$469	$1,149

NOTE 4 - REVENUE
Revenue Recognition
Products
Substantially all of DuPont's revenue is derived from product sales. Product sales consist of sales of DuPont's products to manufacturers and distributors. DuPont considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Image Solutions	$172	$167	$491	$507
Interconnect Solutions	370	339	910	859
Semiconductor Technologies	462	428	1,392	1,251
Electronics & Imaging	$1,004	$934	$2,793	$2,617
Food & Beverage	$686	$736	$2,163	$2,237
Health & Biosciences	570	582	1,754	1,756
Pharma Solutions	211	207	640	625
Nutrition & Biosciences	$1,467	$1,525	$4,557	$4,618
Healthcare & Specialty	$352	$376	$1,002	$1,148
Industrial & Consumer	233	274	680	875
Mobility Solutions	460	559	1,339	1,772
Transportation & Industrial	$1,045	$1,209	$3,021	$3,795
Safety Solutions	$534	$630	$1,746	$1,952
Shelter Solutions	387	411	1,051	1,166
Water Solutions	328	286	972	833
Safety & Construction	$1,249	$1,327	$3,769	$3,951
Biomaterials	$37	$54	$98	$166
Clean Technologies	48	78	175	219
DuPont Teijin Films	47	48	124	127
Photovoltaic & Advanced Materials [1]	199	223	608	707
Sustainable Solutions [2]	—	28	—	108
Non-Core	$331	$431	$1,005	$1,327
Total	$5,096	$5,426	$15,145	$16,308
1. The TCS Business within Photovoltaic & Advanced Materials was divested in the third quarter of 2020.
2. The Sustainable Solutions business was divested in the third quarter of 2019.

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
U.S. & Canada	$1,620	$1,822	$4,875	$5,424
EMEA [1]	1,069	1,227	3,405	3,898
Asia Pacific	2,120	2,057	6,045	6,036
Latin America	287	320	820	950
Total	$5,096	$5,426	$15,145	$16,308
1.Europe, Middle East and Africa.

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

Revenue recognized in the first nine months of 2020 from amounts included in contract liabilities at the beginning of the period was approximately $25 million (approximately $28 million in the first nine months of 2019). The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	September 30, 2020	December 31, 2019
In millions
Accounts and notes receivable - trade [1]	$2,938	$3,007
Contract assets - current [2]	$—	$35
Deferred revenue - current [3]	$18	$20
Deferred revenue - noncurrent [4]	$25	$24
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Other current assets" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
4.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which include asset impairments, were $384 million and $807 million for the three and nine months ended September 30, 2020 ($82 million and $290 million for the three and nine months ended September 30, 2019). These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $127 million at September 30, 2020 ($162 million at December 31, 2019). Restructuring activity consists of the following:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the expected closure of the Intended N&B Transaction (the "2020 Restructuring Program").

The following tables summarize the charges related to the 2020 Restructuring Program for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
In millions
Severance and related benefit costs	$10	$112
Asset related charges	4	28
Total restructuring and asset related charges - net	$14	$140

2020 Restructuring Program Charges by Segment	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
In millions
Electronics & Imaging	$1	$5
Nutrition & Biosciences	5	12
Transportation & Industrial	—	21
Safety & Construction	2	24
Non-Core	1	1
Corporate	5	77
Total	$14	$140

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Year-to-date restructuring charges	$112	$28	$140
Charges against the reserve	—	(28)	(28)
Cash payments	(42)	—	(42)
Reserve balance at September 30, 2020	$70	$—	$70

At September 30, 2020, total liabilities related to the 2020 Restructuring Program were $70 million, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete by the end of 2020.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). The Company has recorded pre-tax restructuring charges of $140 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $34 million.

There were no charges incurred related to the 2019 Restructuring Program for the three months ended September 30, 2020. The following table summarizes the charges incurred for the three months ended September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2019	2020	2019
Severance and related benefit costs	$48	$2	$98
Asset related charges	21	—	24
Total restructuring and asset related charges - net	$69	$2	$122

2019 Restructuring Program Charges (Credits) by Segment	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2019	2020	2019
Electronics & Imaging	$35	$(3)	$42
Nutrition & Biosciences	4	(3)	18
Transportation & Industrial	6	(7)	18
Safety & Construction	3	(14)	20
Non-Core	3	—	3
Corporate	18	29	21
Total	$69	$2	$122

The following table summarizes the activities related to the 2019 Restructuring Program:

2019 Restructuring Program	Severance and Related Benefit Costs
In millions
Reserve balance at December 31, 2019	$86
Year-to-date restructuring charges	2
Non-cash compensation	(6)
Cash payments	(55)
Reserve balance at September 30, 2020	$27

At September 30, 2020, total liabilities related to the 2019 Restructuring Program were $27 million, recognized in "Accrued and other current liabilities" ($86 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The 2019 Restructuring Program was considered substantially complete at June 30, 2020.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions. The portions of the charges, costs and expenses attributable to integration and optimization within the Agriculture and Materials Science Divisions are reflected in discontinued operations. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $489 million inception-to-date, consisting of severance and related benefit costs of $213 million, asset related charges of $209 million and contract termination and other charges of $67 million.

There were no charges incurred related to the DowDuPont Cost Synergy Program for the three months ended September 30, 2020. The following table summarizes the charges incurred for the three months ended September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2019	2020	2019
Severance and related benefit costs (credits)	$—	$(2)	$49
Contract termination and other charges	—	6	16
Asset related charges	14	—	43
Total restructuring and asset related charges - net [1]	$14	$4	$108
1. The charge for the three and nine months ended September 30, 2019 includes $13 million and $105 million which was recognized in "Restructuring and asset related charges - net" and $1 million and $3 million which was recognized in "Equity in earnings of nonconsolidated affiliates" in the interim Consolidated Statements of Operations.

DowDuPont Cost Synergy Program Charges (Credits) by Segment	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2019	2020	2019
Electronics & Imaging	$—	$—	$—
Nutrition & Biosciences	3	—	38
Transportation & Industrial	—	1	—
Safety & Construction	2	5	7
Non-Core	(1)	—	(1)
Corporate	10	(2)	64
Total	$14	$4	$108

The following table summarizes the activities related to the DowDuPont Cost Synergy Program:

DowDuPont Cost Synergy Program	Severance and Related Benefit Costs	Contract Termination Charges	Total
In millions
Reserve balance at December 31, 2019	$74	$2	$76
Year-to-date restructuring (credits) charges	(2)	6	4
Charges against the reserve	—	(1)	(1)
Cash payments	(47)	(2)	(49)
Reserve balance at September 30, 2020	$25	$5	$30

At September 30, 2020, total liabilities related to the DowDuPont Cost Synergy Program were $30 million, recognized in "Accrued and other current liabilities" ($76 million at December 31, 2019) in the interim Condensed Consolidated Balance Sheets. The DowDuPont Cost Synergy Program was considered substantially complete at June 30, 2020.

Asset Impairments
In the third quarter of 2020, the TCS/HSC Disposal within the Non-Core segment, as well as further softening conditions in the aerospace markets, gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform a recoverability assessment related to asset groups within its Photovoltaic and Advanced Materials (“PVAM”) business unit. The Company first performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using both an income approach and a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $318 million ($242 million net of tax) recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment. See Note 11 for further discussion of goodwill impairment charges recorded during the third quarter of 2020 resulting from the above triggering events.

Additionally, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) in the third quarter of 2020 related to indefinite-lived intangible assets within the Non-Core segment which were deemed no longer recoverable as a result of the Non-Core Held for Sale Disposal Groups classification (refer to Note 3 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

In the second quarter of 2020, the Company recorded a pre-tax impairment charge of $21 million ($16 million net of tax) related to indefinite-lived intangible assets within the Transportation & Industrial segment. This charge was recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the nine months ended September 30, 2020. See Note 11 for further discussion.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $270 million ($206 million net of tax) recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the nine months ended September 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

Equity Method Investment Impairment Related Charges
In preparation for the Corteva Distribution, Historical EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, Historical EID distributed the SP Legal Entities to DowDuPont (the “Internal SP Distribution”). The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to equity method investments held by the Company as of May 1, 2019. The Company applied the net asset value method under the cost approach to determine the fair value of the equity method investments in the Nutrition & Biosciences segment. Based on updated projections, the Company determined the fair value of the equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded a pre-tax impairment charge of $63 million ($47 million net of tax) in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Nutrition & Biosciences segment for the nine months ended September 30, 2019.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Non-operating pension and other post-employment benefit (OPEB) credits	$5	$21	$24	$60
Interest income	3	1	7	50
Net gain on divestiture and sales of other assets and investments [1,2,3]	419	64	612	127
Foreign exchange losses, net	(10)	(23)	(41)	(101)
Miscellaneous income (expenses) - net [4]	13	16	25	8
Sundry income (expense) - net	$430	$79	$627	$144
1.The three and nine months ended September 30, 2020 includes a net benefit of $393 million related to the TCS/HSC Disposal, including the settlement of a supply agreement dispute, within the Non-Core segment. Refer to Note 3 for further information.
2. The nine months ended September 30, 2020 includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Imaging segment.
3. The three and nine months ended September 30, 2020 includes income of $30 million related to a prior year sale of assets within the Electronics & Imaging segment. The three and nine months ended September 30, 2019 includes income of $34 million and $85 million, respectively, related to a sale of assets within the Electronics & Imaging segment, as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit within the Non-Core segment.
4. Miscellaneous income (expenses) - net for the nine months ended September 30, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year settlement. The nine months ended September 30, 2019 also includes $26 million related to licensing income within the Safety & Construction segment.

Cash, Cash Equivalents and Restricted Cash
On September 16, 2020, Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) completed an offering of $6.25 billion of senior unsecured notes (the “N&B Notes Offering”). The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account. In connection with the intended merger of DuPont's Nutrition & Biosciences business with IFF (the "Intended Merger"), N&B Inc. will make a special cash payment of $7.3 billion, (the “Special Cash Payment”), subject to adjustment, to DuPont, which N&B Inc. will fund with the net proceeds from the N&B Notes Offering together with borrowings under N&B Inc.’s existing Term Loan facilities. The availability of the net proceeds to fund part of the Special Cash Payment and to pay the related financing fees and expenses is subject to certain conditions, including among others, satisfaction of substantially all the conditions to the consummation of the intended transaction with IFF. However, if the closing of the Intended Merger has not occurred on or prior to September 15, 2021, or, if prior to such date, the Merger Agreement is validly terminated, (each a “Special Mandatory Redemption Event”), N&B Inc. must redeem all of the Notes on or before the 15th business day following the Special Mandatory Redemption Event (such date of redemption, the “Special Mandatory Redemption Date”) at a redemption price equal to 101% of the aggregate principal amount of the applicable series of Notes, plus accrued and unpaid interest to, but not including, the Special Mandatory Redemption Date.

At September 30, 2020, the Company had approximately $6.2 billion in net proceeds from the N&B Notes Offering recorded within non-current “Restricted cash” in the interim Condensed Consolidated Balance Sheets. See Note 12 for further discussion of the N&B Notes Offering.

From time to time, the Company is required to set aside funds for various activities that arise in the normal course of business. These funds typically have legal restrictions associated with them and are deposited in an escrow account or held in a separately identifiable account by the Company. Historical EID entered into a trust agreement in 2013 (as amended and restated in 2017), establishing and requiring Historical EID to fund a trust (the "Trust") for cash obligations under certain non-qualified benefit and deferred compensation plans upon a change in control event as defined in the Trust agreement. Under the Trust agreement, the consummation of the DWDP Merger was a change in control event. After the distribution of Corteva, the Trust assets related to Corteva employees were transferred to a new trust for Corteva (the "Corteva Trust"). As a result, the Trust currently held by DuPont relates to funding obligations to DuPont employees. At September 30, 2020, the Company had restricted cash attributed to the Trust of $26 million ($37 million at December 31, 2019) included in "Other current assets" in the interim Condensed Consolidated Balance Sheets.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,364 million at September 30, 2020 and $1,342 million at December 31, 2019. Accrued payroll, which is a component of "Accrued and other current liabilities," was $431 million at September 30, 2020 and $479 million at December 31, 2019. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities.

NOTE 7 - INCOME TAXES
For periods between the DWDP Merger and the DWDP Distributions, DuPont's consolidated federal income tax group and consolidated tax return included the Dow and Corteva entities. Generally, the consolidated tax liability of the DuPont U.S. tax group for each year was apportioned among the members of the consolidated group in accordance with the terms of the Amended and Restated DWDP Tax Matters Agreement. DuPont, Corteva and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with the Amended and Restated DWDP Tax Matters Agreement.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2020 was 460.0 percent, compared with an effective tax rate of 17.3 percent for the third quarter of 2019. The effective tax rate for the third quarter of 2020 was principally the result of a non-tax-deductible goodwill impairment charge and a non-tax-deductible goodwill allocation in connection with the TCS/HSC Disposal impacting the Non-Core segment. The effective tax rate for the third quarter of 2019 was favorably impacted by, among other items, tax benefits related to the adjustment of certain unrecognized benefits for positions taken on items from a prior year.

For the first nine months of 2020, the effective tax rate on continuing operations was (3.3) percent, compared with (21.4) percent for the first nine months of 2019. The effective tax rate for the first nine months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting the Non-Core segment in the first and third quarter and a non-tax-deductible goodwill impairment charge impacting the Transportation and Industrial segment in the second quarter, coupled with an allocation of non-tax-deductible goodwill related to the TCS/HSC Disposal. The tax rate in the first nine months of 2019 was principally the result of the non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 11 for more information regarding the goodwill impairment charges.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2020 and 2019:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
(Loss) income from continuing operations, net of tax	$(72)	$372	$(3,153)	$(805)
Net income from continuing operations attributable to noncontrolling interests	7	5	20	18
Net income from continuing operations attributable to participating securities [1]	—	—	—	1
(Loss) income from continuing operations attributable to common stockholders	$(79)	$367	$(3,173)	$(824)
Income from discontinued operations, net of tax	—	5	—	1,217
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	72
Income from discontinued operations attributable to common stockholders	—	5	—	1,145
Net (loss) income attributable to common stockholders	$(79)	$372	$(3,173)	$321

Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2020	2019	2020	2019
(Loss) earnings from continuing operations attributable to common stockholders	$(0.11)	$0.49	$(4.31)	$(1.10)
Income from discontinued operations, net of tax	—	0.01	—	1.53
Net (loss) earnings attributable to common stockholders	$(0.11)	$0.50	$(4.31)	$0.43

Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2020	2019	2020	2019
(Loss) earnings from continuing operations attributable to common stockholders	$(0.11)	$0.49	$(4.31)	$(1.10)
Income from discontinued operations, net of tax	—	0.01	—	1.53
Net (loss) earnings attributable to common stockholders	$(0.11)	$0.50	$(4.31)	$0.43

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2020	2019	2020	2019
Weighted-average common shares - basic	734.4	745.5	735.8	748.2
Plus dilutive effect of equity compensation plans	—	2.2	—	—
Weighted-average common shares - diluted	734.4	747.7	735.8	748.2
Stock options and restricted stock units excluded from EPS calculations [2]	5.5	3.8	6.3	2.8
1.Historical Dow restricted stock units are considered participating securities due to Historical Dow's practice of paying dividend equivalents on unvested shares.
2. These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 9 - INVENTORIES

Inventories	September 30, 2020	December 31, 2019
In millions
Finished goods	$2,407	$2,621
Work in process	803	855
Raw materials	465	599
Supplies	227	244
Total inventories	$3,902	$4,319

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates"), by classification in the interim Condensed Consolidated Balance Sheets, are shown in the following table:

Investments in Nonconsolidated Affiliates	September 30, 2020	December 31, 2019
In millions
Investments in nonconsolidated affiliates	$951	$1,204
Accrued and other current liabilities	(74)	(85)
Other noncurrent obligations	—	(358)
Net investment in nonconsolidated affiliates	$877	$761

At September 30, 2020, the Company had an ownership interest in 18 nonconsolidated affiliates.

HSC Group
In the third quarter of 2020, the Company sold its equity interest in the HSC group. See Note 3 for further discussion. The following table reflects the carrying value of the HSC Group investments at December 31, 2019:

Investment in the HSC Group		Investment
In millions	Balance Sheet Classification	Dec 31, 2019
Hemlock Semiconductor L.L.C.	Other noncurrent obligations	$(358)
DC HSC Holdings LLC	Investments in nonconsolidated affiliates	$87

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and nine months ended September 30, 2020 and less than 3 percent of total net sales for the three and nine months ended September 30, 2019. Sales to nonconsolidated affiliates are primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group, prior to the TCS/Hemlock Disposal. Sales of this raw material to the HSC Group are reflected in Non-Core. Purchases from nonconsolidated affiliates represented less than 2 percent of “Cost of sales” for the three and nine months ended September 30, 2020 and 2019.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2020 were as follows:

	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Total
In millions
Balance at December 31, 2019	$7,092	$11,012	$6,931	$6,711	$1,405	$33,151
Acquisitions	—	—	—	53	—	53
Divestitures [1]	(199)	—	—	—	(514)	(713)
Impairments	—	—	(2,498)	—	(716)	(3,214)
Currency Translation Adjustment	41	206	67	84	—	398
Measurement Period Adjustments	—	—	—	15	—	15
Balance at September 30, 2020	$6,934	$11,218	$4,500	$6,863	$175	$29,690
1. Includes $267 million of goodwill related to the Non-Core segment reclassified as held for sale in connection with the Non-Core Held for Sale Disposal Groups. Refer to Note 3 for further information.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter as of October 1, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

In the third quarter of 2020, the TCS/HSC Disposal within the Non-Core segment, as well as further softening conditions in aerospace markets, served as triggering events requiring the Company to perform recoverability assessments related to asset groups within its PVAM business unit. These assessments resulted in the Company recording asset impairment charges related to certain long-lived assets whose carrying values were deemed not recoverable (refer to Note 5 for additional information). The Company then performed a series of impairment analyses related to goodwill associated with the PVAM business unit. The goodwill impairment analyses included an assessment of the preceding PVAM reporting unit as well as assessments of re-defined reporting units within the PVAM business unit resulting from the TCS/HSC Disposal along with recent progress in the sales processes for other Non-Core business units, including reallocation of goodwill on a relative fair value basis. As a result of these analyses, the Company determined that the fair value of certain reporting units was below carrying value resulting in impairment charges of goodwill. In connection with the foregoing and as a result of the Non-Core Held For Sale Disposal Groups classification (see Note 3 for additional information), the Company recorded aggregate, pre-tax, non-cash impairment charges of $183 million in the third quarter of 2020 impacting the Non-Core segment and reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations. As a result of the above impairment charges and previous impairment charges recorded impacting Non-Core as discussed below, the carrying value of the reporting units within Non-Core are indicative of fair value. As a result, future changes in fair value could impact the carrying value of these business units which have been and continue to be at risk for impairment charges in future periods.

The Company’s analyses above use a combination of the discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs and the market approach. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach (utilizes Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

In the second quarter of 2020, continued near-term demand weakness in global automotive production resulting from the COVID-19 pandemic, along with revised views of recovery based on third party market information, served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Transportation & Industrial reporting unit as of June 30, 2020. The carrying value of the Transportation & Industrial reporting unit is comprised substantially of Historical EID’s assets and liabilities which were measured at fair value in connection with the DWDP Merger, and thus inherently considered at risk for impairment. The Company performed quantitative testing on its Transportation &

Industrial reporting unit as of June 30, 2020, using a combination of the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (a form of the market approach). Based on the analysis performed, during the second quarter of 2020, the Company concluded that the carrying amount of the reporting unit exceeded its fair value resulting in a pre-tax, non-cash goodwill impairment charge of $2,498 million, reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the nine months ended September 30, 2020.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within the Non-Core segment gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform impairment analyses related to goodwill as of March 31, 2020. As part of the analysis, the Company determined that the fair value of its PVAM reporting unit was below its carrying value resulting in an impairment charge to goodwill. Valuations of the PVAM reporting unit under a combination of the market approach and income approach reflected softening conditions in photovoltaics markets as compared to prior estimates. In connection with this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $533 million in the first quarter of 2020 impacting the Non-Core segment. This charge is reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the nine months ended September 30, 2020.

In the second quarter of 2019, the Company recorded pre-tax, non-cash goodwill impairment charges of $1,175 million impacting the Nutrition & Biosciences and Non-Core segments which are reflected in "Goodwill impairment charges" in the interim Consolidated Statements of Operations for the nine months ended September 30, 2019.

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$4,229	$(1,705)	$2,524	$4,343	$(1,361)	$2,982
Trademarks/tradenames	2,395	(1,378)	1,017	2,433	(455)	1,978
Customer-related	8,942	(2,644)	6,298	8,986	(2,229)	6,757
Other	175	(85)	90	303	(98)	205
Total other intangible assets with finite lives	$15,741	$(5,812)	$9,929	$16,065	$(4,143)	$11,922
Intangible assets with indefinite lives:
Trademarks/tradenames	1,599	—	1,599	1,671	—	1,671
Total other intangible assets	1,599	—	1,599	1,671	—	1,671
Total	$17,340	$(5,812)	$11,528	$17,736	$(4,143)	$13,593

In the third quarter of 2020, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) related to indefinite-lived intangible assets within the Non-Core segment which were deemed no longer recoverable as a result of the Non-Core Held For Sale Disposal Groups classification (see Note 3 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

In the first quarter and third quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting the Non-Core segment reflected within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the nine months ended September 30, 2020. See Note 5 for further discussion.

In the second quarter of 2020, the Company performed quantitative testing on indefinite-lived intangible assets attributable to the Transportation & Industrial segment, for which the Company determined that the fair value of certain tradenames had declined related to the factors described above. The Company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result of the testing, the Company recorded a pre-tax, non-cash indefinite-lived intangible asset impairment charge of $21 million ($16 million net of tax), which is reflected in "Restructuring and asset related charges - net," in the Consolidated Statements of Operations for the nine months ended September 30, 2020. The remaining net book value of the tradenames attributable to the Transportation & Industrial segment at September 30, 2020 was approximately $289 million, which represents fair value.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2020	December 31, 2019
In millions
Electronics & Imaging	$1,686	$1,833
Nutrition & Biosciences	3,360	4,377
Transportation & Industrial	3,429	3,590
Safety & Construction	2,956	3,082
Non-Core	97	711
Total	$11,528	$13,593

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
Nutrition & Biosciences Financing
In connection with the Intended N&B Transaction, N&B Inc. entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $7.5 billion (the “Bridge Loans”) to secure committed financing for the "Special Cash Payment" and related financing fees. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.

In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities (the “N&B Term Loan Facilities”). As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion.

On September 16, 2020 (the "Offering Date"), N&B Inc. completed an offering in the aggregate principal amount of $6.25 billion of senior unsecured notes in six series, comprised of the following (collectively, the “N&B Notes Offering” and together with the N&B Term Loan Facilities, the “Permanent Financing”): $300 million aggregate principal amount of 0.697% Senior Notes due 2022; $1.0 billion aggregate principal amount of 1.230% Senior Notes due 2025; $1.2 billion aggregate principal amount of 1.832% Senior Notes due 2027; $1.5 billion aggregate principal amount of 2.300% Senior Notes due 2030; $750 million aggregate principal amount of 3.268% Senior Notes due 2040; and $1.5 billion aggregate principal amount of 3.468% Senior Notes due 2050. As a result of the N&B Notes Offering, the commitments under the Bridge Commitment Letter were further reduced to zero and were terminated on and as of the Offering Date.

The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account. The release of the net proceeds from the N&B Notes Offering and the availability of funding under the term loan agreement are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the intended transaction with IFF. The proceeds from the Permanent Financing will be used to make the Special Cash Payment and to pay the related financing fees and expenses. The obligations and liabilities associated with the Permanent Financing will be separated from the Company upon consummation of the Intended N&B Transaction. However, if the closing of the Intended Merger has not occurred on or prior to September 15, 2021, or, if prior to such date, the Merger Agreement is validly terminated, (each a “Special Mandatory Redemption Event”), N&B Inc. must redeem all of the Notes on or before the 15th business day following the Special Mandatory Redemption Event (such date of redemption, the “Special Mandatory Redemption Date”) at a redemption price equal to 101% of the aggregate principal amount of the applicable series of Notes, plus accrued and unpaid interest to, but not including, the Special Mandatory Redemption Date.

Pursuant to the Merger Agreement, the fees and expenses associated with the financing will be borne (A) entirely by N&B Inc. if the transaction closes; and (B) equally by DuPont and IFF if the Merger Agreement terminates. However, if the Merger Agreement is terminated by IFF, in accordance with its terms, for breach by DuPont, such fees and expenses will be borne entirely by DuPont; and if terminated by DuPont in accordance with its terms for breach by IFF, such fees and expenses will be borne entirely by IFF.

May Debt Offering
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

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
As of September 30, 2020, the Company had recorded liabilities of $23 million associated with litigation matters and $79 million associated with environmental matters. These recorded liabilities include the Company’s indemnification obligations to each of Dow and Corteva.

Under the DWDP Separation and Distribution Agreement, liabilities, including cost and expenses, associated with litigation and environmental matters that primarily related to the materials science business, the agriculture business or the specialty products business were generally allocated to or retained by Dow, Corteva or the Company, respectively, through retention, assumption or indemnification. Related to the foregoing, at September 30, 2020, DuPont has recorded (i) a liability of $37 million (although it is reasonably possible that the ultimate cost could range up to $108 million above the amount accrued) for retained or assumed environmental liabilities, (ii) a liability of $2 million for retained or assumed litigation liabilities, and (iii) an indemnification liability related to legal and environmental matters of $58 million. Liabilities associated with discontinued and/or divested operations and businesses of Historical Dow generally were allocated to or retained by Dow. The allocation of liabilities associated with the discontinued and/or divested operations and businesses of Historical EID is discussed below.

Discontinued and/or Divested Operations and Businesses ("DDOB") Liabilities of Historical EID
Under the DWDP Separation and Distribution Agreement and the Letter Agreement between Corteva and DuPont, DDOB liabilities of Historical EID primarily related to Historical EID’s agriculture business were allocated to or retained by Corteva and those primarily related to Historical EID’s specialty products business were allocated to or retained by the Company. Historical EID DDOB liabilities not primarily related to Historical EID’s agriculture business or specialty products business (“Stray Liabilities”), are allocated as follows:

•Generally, indemnifiable losses as defined in the DWDP Separation and Distribution Agreement, (“Indemnifiable Losses”) for Stray Liabilities, to the extent they do not arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS, defined below, (“Non-PFAS Stray Liabilities”) that are known as of April 1, 2019 are borne by Corteva up to a specified amount set forth in the schedules to the DWDP Separation and Distribution Agreement and/or Letter Agreement. Non-PFAS Stray Liabilities in excess of such specified amounts and any Non-PFAS Stray Liabilities not listed in the schedules to the DWDP Separation and Distribution Agreement or Letter Agreement are borne by Corteva and/or DuPont up to separate, aggregate thresholds of $200 million each to the extent Corteva or DuPont, as applicable, incurs an Indemnifiable Loss. Once Corteva’s or DuPont’s $200 million threshold is met, the other would generally bear all Non-PFAS Stray Liabilities until meeting its $200 million threshold. After the respective $200 million thresholds are met, DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses.
•Generally, Corteva and the Company will each bear 50 percent of the first $300 million (up to $150 million each) for Indemnifiable Losses arising out of actions to the extent related to or resulting from the development, testing, manufacture or sale of per- or polyfluoroalkyl substances, which include collectively perfluorooctanoic acids and its salts (“PFOA”), perfluorooctanesulfonic acid (“PFOS”) and perfluorinated chemicals and compounds (“PFCs”) (all such substances, “PFAS” and such Stray Liabilities referred to as “PFAS Stray Liabilities”). Indemnifiable Losses to the extent related to PFAS Stray Liabilities in excess of $300 million generally will be borne 71 percent by the Company and 29 percent by Corteva, unless either Corteva or DuPont has met its $200 million threshold. In that event, the other company would bear all PFAS Stray Liabilities until that company meets its $200 million threshold, at which point DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses.
•Indemnifiable Losses incurred by the companies in relation to PFAS Stray Liabilities up to $300 million (e.g., up to $150 million each) will be applied to each company’s respective $200 million threshold.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of Stray Liabilities.

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

Stray Liabilities
Non-PFAS Stray Liabilities
While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities, such liability is not reasonably estimable at September 30, 2020. Therefore, at September 30, 2020, DuPont has not recorded an accrual related to Non-PFAS Liabilities.

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

On May 13, 2019, Chemours filed suit in the Delaware Court of Chancery against Historical EID, Corteva and the Company in an attempt to limit its responsibility for the litigation and environmental liabilities allocated to and assumed by Chemours under the Chemours Separation Agreement. Chemours is asking the court to rewrite the Chemours Separation Agreement by either limiting Chemours’ liabilities or, alternatively, ordering the return to Chemours of all or a portion of a $3.91 billion dividend that Chemours paid to Historical EID, Chemours’ then-sole-shareholder, just prior to the spin of Chemours. DuPont and Corteva, acting jointly, filed a motion to dismiss the lawsuit for lack of subject matter jurisdiction and initiated an arbitration of the dispute as required under the Chemours Separation Agreement. In December 2019, following argument, the Delaware Court of Chancery stayed arbitration pending resolution of the motion to dismiss. On March 30, 2020, the Court of Chancery granted the motion to dismiss and rejected Chemours’ arguments in their entirety. Chemours filed a notice of appeal on April 17, 2020 with the Delaware Supreme Court. The Delaware Supreme Court will hear oral argument on the appeal en banc on December 2, 2020. Meanwhile, the confidential arbitration process is proceeding.

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

Ohio MDL Personal Injury Cases
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

Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and Historical EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. About 80 claims alleging personal injury, including kidney and testicular cancer claims, have been filed since the 2017 settlement. These claims are currently pending in the Ohio MDL. The first two cases, one captioned “Abbott v E. I. du Pont de Nemours and Company” and the other “Swartz v. E. I. du Pont de Nemours and Company”, involving a testicular cancer and a kidney cancer claim, respectively, proceeded to trial in January 2020. In the Abbott case, the jury returned a verdict in March 2020 against Historical EID, awarding $50 million in compensatory damages to the plaintiff and his wife, who claimed that exposure to PFOA in drinking water caused him to develop testicular cancer. Historical EID will appeal the verdict. The plaintiffs also sought but were not awarded punitive damages. In the Swartz matter, the jury could not reach a verdict. Therefore, the court declared a mistrial and the matter will be retried at a later date. The trials in the cases originally scheduled for June 2020 have been further postponed from October 2020 to late November due to the COVID-19 pandemic.

Natural Resource Damage Claims and Other Claims for Environmental Damages
In addition to the actions described above, there several cases alleging damages to natural resources, the environment, water, and/or property as well as various other allegations. DuPont and Corteva are named or have been added as defendants in most of the actions discussed below. Such actions include additional claims based on allegations that the transfer by Historical EID of certain PFAS liabilities to Chemours prior to separating Chemours resulted in a fraudulent conveyance or voidable transaction.

Natural Resource Damage Matters
Since May 2017, a number of state attorneys general have filed lawsuits against DuPont, Corteva, Historical EID, Chemours, and others, claiming environmental contamination by certain PFAS compounds. Such actions are currently pending in Michigan, New Jersey, New Hampshire, New York, North Carolina, Ohio and Vermont. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. The North Carolina action includes fraudulent transfer claims related to the Chemours separation, the DowDuPont separations, and questions potential loss of assets caused by future divestitures.

Other PFAS Environmental Matters
Several lawsuits have been filed by residents, local water districts, and private water companies against Historical EID and Chemours in New York. Additionally, a water district in West Virginia, filed suit in state court against Historical EID, Chemours, Corteva, DuPont, and others alleging contamination as a result of PFOA and PFOS and seeking compensatory, consequential and punitive damages, and attorneys’ fees. The complaint includes a fraudulent transfer allegation associated with the Chemours separation. In September 2020, a complaint was filed in the Central District of California on behalf of Golden State Water Company against DuPont, Corteva, Historical EID, Chemours, and others, alleging contamination of water systems from PFOS and PFOA. The complaint includes fraudulent transfer claims related to the Chemours separation, the DowDuPont separations, and questions potential loss of assets caused by future divestitures.

North Carolina PFAS Actions
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

In the third quarter 2020, 3 lawsuits were filed in North Carolina state court against Chemours, Historical EID, Corteva and DuPont. The lawsuits seek damages for alleged personal injuries to more than 100 individuals due to alleged exposure to PFOA and GenX originating from the Fayetteville Works plant. These lawsuits also include fraudulent transfer allegations related to the Chemours separation.

Aqueous Film Forming Foam
Beginning in April 2019, several dozen lawsuits involving water contamination arising from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against Historical EID, Chemours, 3M and other AFFF manufacturers and in different parts of the country. Most were consolidated in multi-district litigation docket in federal district court in South Carolina (the “SC MDL”). Many of those cases also name DuPont as a defendant. Those actions largely seek remediation of the alleged PFAS contamination in and around military bases and airports as well as medical monitoring of affected residents. In September 2020, a complaint was filed in Missouri state court on behalf of a deceased firefighter against 3M, DuPont, Corteva, Historical EID, Chemours and others. The suit seeks damages for injuries and wrongful death of the plaintiff allegedly from his exposure to PFAS contained in firefighting foam. This case has not been removed to the SC MDL.

As of the end of September 2020, approximately 750 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer. DuPont has been named as a defendant in most of these personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. Historical EID and the Company have never made or sold aqueous film forming foam, PFOS or PFOS containing products.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2020, the Company had accrued obligations of $79 million for probable environmental remediation and restoration costs, inclusive of $37 million retained and assumed following the DWDP Distributions and $42 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $172 million above the amount accrued at September 30, 2020. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2019, the Company had accrued obligations of $77 million for probable environmental remediation and restoration costs.

Pursuant to the DWDP Separation and Distribution Agreement, the Company is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $79 million as of September 30, 2020 includes amount for which the Company indemnifies Dow and Corteva. At September 30, 2020, the Company has indemnified Dow and Corteva $8 million and $34 million, respectively.

Indemnifications
In connection with the ongoing divestitures and transactions, the Company has indemnified and has been indemnified by respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. At September 30, 2020, indemnified assets were $88 million within "Accounts and notes receivable, net" and $117 million within "Deferred charges and other assets" and indemnified liabilities were $60 million within "Accrued and other current liabilities" and $94 million within "Other noncurrent obligations."

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At September 30, 2020 and December 31, 2019, the Company had directly guaranteed $177 million and $187 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover less than 1 percent of the $17 million of guaranteed obligations of customers. The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at September 30, 2020	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2021	$17
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2020	160
Total guarantees		$177
1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. At September 30, 2020 all maximum future payments had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 14 - OPERATING LEASES
The components of lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Operating lease costs	$49	$51	$135	$141

Operating cash flows from operating leases were $136 million and $150 million for the nine months ended September 30, 2020 and 2019, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the nine months ended September 30, 2020 and 2019 were $168 million and $111 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets [1]	$621	$556
Current operating lease liabilities [2]	159	138
Noncurrent operating lease liabilities [3]	465	416
Total operating lease liabilities	$624	$554
1.Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheet.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheet.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet.

NOTE 15 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program, which expires on June 1, 2021. During the third quarter of 2020, the Company did not repurchase any shares. As of September 30, 2020, the Company had repurchased and retired 16.9 million shares under this program since inception at a total cost of $982 million.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2020 and 2019:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(811)	47	(43)	(739)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	140	(15)	106
Net other comprehensive income (loss)	$67	$(829)	$187	$(58)	$(633)
Spin-offs of Dow and Corteva	$(16)	$3,179	$8,196	$139	$11,498
Balance at September 30, 2019	$—	$(1,435)	$(93)	$(1)	$(1,529)
2020
Balance at January 1, 2020	$—	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive income (loss) before reclassifications	—	548	(9)	—	539
Amounts reclassified from accumulated other comprehensive income	—	—	18	—	18
Net other comprehensive income	$—	$548	$9	$—	$557
Balance at September 30, 2020	$—	$(522)	$(336)	$(1)	$(859)

The tax effects on the net activity related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

Tax Benefit (Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Unrealized gains (losses) on investments	$—	$—	$—	$(18)
Cumulative translation adjustments	—	—	—	(1)
Pension and other post-employment benefit plans	1	(6)	3	(41)
Derivative instruments	—	—	—	16
Tax expense from income taxes related to other comprehensive income items	$1	$(6)	$3	$(44)

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2020 and 2019 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Income Classification
In millions	2020	2019	2020	2019
Unrealized gains on investments	$—	$—	$—	$(1)	See (1) below
Tax expense (benefit)	—	—	—	—	See (2) below
After tax	$—	$—	$—	$(1)
Cumulative translation adjustments	$—	$—	$—	$(18)	See (3) below
Pension and other post-employment benefit plans	$7	$4	$15	$171	See (4) below
Tax expense (benefit)	2	(6)	3	(31)	See (2) below
After tax	$9	$(2)	$18	$140
Derivative Instruments	$—	$—	$—	$(18)	See (5) below
Tax expense	—	—	—	3	See (2) below
After tax	$—	$—	$—	$(15)
Total reclassifications for the period, after tax	$9	$(2)	$18	$106
1. "Net sales" and "Sundry income (expense) - net."
2. "Provision for income taxes on continuing operations."
3. "Sundry income (expense) - net."
4. These AOCL components are included in the computation of net periodic benefit cost of the Company's defined benefit pension and other post-employment benefit plans. See Note 17 for additional information.
5. "Cost of sales," "Sundry income (expense) - net" and "Interest expense."

NOTE 16 - NONCONTROLLING INTERESTS
Ownership interests in the Company's subsidiaries held by parties other than the Company are presented separately from the Company's equity in the interim Condensed Consolidated Balance Sheets as "Noncontrolling interests." The amounts of consolidated net income attributable to the Company and the noncontrolling interests are both presented on the face of the interim Consolidated Statements of Operations.

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2020 and 2019:

Noncontrolling Interests	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Balance at beginning of period	$572	$570	$569	$1,608
Net income attributable to noncontrolling interests	7	5	20	90
Distributions to noncontrolling interests	(38)	(6)	(48)	(18)
Cumulative translation adjustments	4	(2)	(1)	14
Spin-off of Dow and Corteva	—	—	—	(1,124)
Other	14	1	19	(2)
Balance at end of period	$559	$568	$559	$568

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Historical Dow and Historical EID did not merge their defined benefit pension and other post-employment benefit plans as a result of the DWDP Merger.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post-employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Defined Benefit Pension Plans:
Service cost [1]	$20	$17	$55	$166
Interest cost [2]	14	19	42	610
Expected return on plan assets [3]	(28)	(35)	(82)	(954)
Amortization of prior service credit [4]	(1)	(1)	(4)	(8)
Amortization of net loss (gain) [5]	3	(6)	11	129
Curtailment/settlement [6]	6	1	8	(1)
Net periodic benefit cost (credit) - total	$14	$(5)	$30	$(58)
Less: Net periodic benefit credit - discontinued operations	—	—	—	(45)
Net periodic benefit cost (credit) - continuing operations	$14	$(5)	$30	$(13)
Other Post-Employment Benefits:
Service cost [1]	$—	$—	$—	$5
Interest cost [2]	1	—	1	52
Amortization of net gain [5]	—	—	—	(6)
Net periodic benefit cost - total	$1	$—	$1	$51
Less: Net periodic benefit cost - discontinued operations	—	—	—	50
Net periodic benefit cost - continuing operations	$1	$—	$1	$1
1. The service cost from continuing operations was $17 million and $47 million for the three and nine months ended September 30, 2019, respectively. The activity from OPEBs was immaterial.
2. The interest cost from continuing operations was $19 million and $60 million for the three and nine months ended September 30, 2019, respectively. The activity from OPEBs was immaterial.
3. The expected return on plan assets from continuing operations was $35 million and $114 million for the three and nine months ended September 30, 2019, respectively. The activity from OPEBs was immaterial.
4. The amortization of prior service credit from continuing operations was $1 million and $2 million for the three and nine months ended September 30, 2019, respectively. The activity from OPEBs was immaterial.
5. The amortization of unrecognized net gain from continuing operations was $6 million and $3 million for the three and nine months ended September 30, 2019, respectively. The activity from OPEBs was immaterial.
6. Curtailments and settlements from continuing operations resulted in a loss of $1 million for the three months ended September 30, 2019 and a gain of $1 million for the nine months ended September 30, 2019. The activity from OPEBs was immaterial.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $30 million by year-end 2020.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Historical Dow and Historical DuPont stock-based compensation plans can be found in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Historical Dow and Historical EID did not merge their equity incentive plans as a result of the DWDP Merger. The Historical Dow and Historical EID stock-based compensation plans were assumed by the Company and remained in place with the ability to grant and issue DowDuPont common stock until the DWDP Distributions.

Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). Upon adoption of the DuPont OIP, the Historical Dow and Historical EID plans were maintained and rolled into the DuPont OIP as separate subplans. The equity awards under these subplans have the same terms and conditions that were applicable to the awards under the Historical Dow and Historical EID plans immediately prior to the DWDP Distributions. Under the DuPont OIP, a maximum of 10 million shares of common stock are available for award as of September 30, 2020.

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

DuPont recognized share-based compensation expense in continuing operations of $25 million and $30 million for the three months ended September 30, 2020 and 2019, respectively, and $94 million and $85 million during the nine months ended September 30, 2020 and 2019, respectively. The income tax benefits related to stock-based compensation arrangements were $5 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $19 million and $18 million for the nine months ended September 30, 2020 and 2019, respectively.

In the first quarter of 2020, the Company granted 1.0 million RSUs, 0.8 million stock options and 0.3 million PSUs. The weighted-average fair values per share associated with the grants were $53.49 per RSU, $8.84 per stock option and $50.23 per PSU. The stock options had a weighted-average exercise price per share of $53.50. There was minimal activity in the second and third quarter of 2020.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2020 and December 31, 2019:

Fair Value of Financial Instruments	September 30, 2020				December 31, 2019
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$2,534	$—	$—	$2,534	$417	$—	$—	$417
Restricted cash equivalents [1]	$6,232	$—	$—	$6,232	$37	$—	$—	$37
Total cash and restricted cash equivalents	$8,766	$—	$—	$8,766	$454	$—	$—	$454
Long-term debt including debt due within one year	$(23,806)	$2	$(2,375)	$(26,179)	$(15,618)	$—	$(1,633)	$(17,251)
Derivatives relating to:
Foreign currency [2]	—	4	(6)	(2)	—	6	(7)	(1)
Total derivatives	$—	$4	$(6)	$(2)	$—	$6	$(7)	$(1)
1.Includes $26 million of restricted cash classified as "Other current assets" and $6.2 billion classified as "Restricted cash" in the interim Condensed Consolidated Balance Sheets. Refer to Note 6 for further information.
2.Presented net of cash collateral where master netting arrangements allow.

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

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. As of the third quarter of 2020, the Company has not designated any derivatives or non-derivatives as hedging instruments.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2020	December 31, 2019
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(299)	$26
Commodity contracts	$8	$11
1.Presented net of contracts bought and sold.

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

Fair Value of Derivative Instruments
Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The presentation of the Company's derivative assets and liabilities is as follows:

		September 30, 2020
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$20	$(16)	$4
Total asset derivatives		$20	$(16)	$4

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$22	$(16)	$6
Total liability derivatives		$22	$(16)	$6

		December 31, 2019
In millions	Balance Sheet Classification	Gross	Counterparty and Cash Collateral Netting [1]	Net Amounts Included in the Consolidated Balance Sheet
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$16	$(10)	$6
Total asset derivatives		$16	$(10)	$6

Liability derivatives:
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accrued and other current liabilities	$17	$(10)	$7
Total liability derivatives		$17	$(10)	$7
1.Counterparty and cash collateral amounts represent the estimated net settlement amount when applying netting and set-off rights included in master netting arrangements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparty.

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $3 million for the three months ended September 30, 2020 and 2019, and a gain of $1 million for the nine months ended September 30, 2020 ($63 million loss for the nine months ended September 30, 2019). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains or losses related to foreign currency contracts from AOCL to income within the next 12 months and there are currently no such amounts included within AOCL.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2020	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$8,766
Derivatives relating to: [2]
Foreign currency contracts	20
Total assets at fair value	$8,786
Liabilities at fair value:
Long-term debt including debt due within one year [3]	$26,179
Derivatives relating to: [2]
Foreign currency contracts	22
Total liabilities at fair value	$26,201
1.Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" and "Restricted cash" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
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

Fair Value Measurements on a Nonrecurring Basis
During the third quarter of 2020, the Company recorded impairment charges related to goodwill, indefinite-lived intangible assets, and long-lived assets within the Non-Core segment. These impairment analyses were performed using Level 3 inputs within the fair value hierarchy. See Notes 3, 5, and 11 for further discussion.

During the second quarter of 2020, the Company recorded impairment charges related to goodwill and indefinite-lived intangible assets within the Transportation & Industrial segment. See Notes 5 and 11 for further discussion of these fair value measurements.

During the first quarter of 2020, the Company recorded impairment charges related to goodwill and long-lived assets within the Non-Core segment. See Notes 5 and 11 for further discussion of these fair value measurements.

During the second quarter of 2019, the Company recorded goodwill impairment charges related to the Nutrition & Biosciences and Non-Core segments. The Company also recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment. See Notes 5 and 11 for further discussion of these fair value measurements.

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

Prior to April 1, 2019, the Company's measure of profit / loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e. pro forma "Income (loss) from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains/losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the DWDP Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "Financings"), including the use of proceeds from such Financings (collectively the "Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." Pro forma Operating EBITDA for the nine months ended September 30, 2019 has been adjusted to reflect the supply agreements if they had been effective January 1, 2018 as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three or nine months ended September 30, 2020 and the three months ended September 30, 2019.

Segment Information	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Const.	Non-Core	Corp.	Total
In millions
Three months ended September 30, 2020
Net sales	$1,004	$1,467	$1,045	$1,249	$331	$—	$5,096
Operating EBITDA [1]	$357	$379	$242	$324	$14	$(16)	$1,300
Equity in earnings of nonconsolidated affiliates	$8	$1	$1	$7	$13	$—	$30
Three months ended September 30, 2019
Net sales	$934	$1,525	$1,209	$1,327	$431	$—	$5,426
Operating EBITDA [1]	$320	$354	$306	$352	$94	$(25)	$1,401
Equity in earnings of nonconsolidated affiliates [2]	$10	$—	$1	$7	$26	$—	$44
Nine months ended September 30, 2020
Net sales	$2,793	$4,557	$3,021	$3,769	$1,005	$—	$15,145
Operating EBITDA [1]	$887	$1,182	$599	$1,041	$149	$(102)	$3,756
Equity in earnings of nonconsolidated affiliates	$27	$2	$3	$19	$121	$—	$172
Nine months ended September 30, 2019
Net sales	$2,617	$4,618	$3,795	$3,951	$1,327	$—	$16,308
Pro forma operating EBITDA [1]	$854	$1,089	$1,036	$1,108	$296	$(130)	$4,253
Equity in earnings of nonconsolidated affiliates [2]	$18	$—	$3	$22	$92	$—	$135
1.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided below.
2.Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes restructuring charges of $1 million and $3 million for the three and nine months ended September 30, 2019, respectively, which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statements of Operations.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2020 and 2019	Three Months Ended September 30,
In millions	2020	2019
Loss (income) from continuing operations, net of tax	$(72)	$372
+ Provision for income taxes on continuing operations	92	78
Income from continuing operations before income taxes	$20	$450
+ Depreciation and amortization	780	499
- Interest income [1]	3	1
+ Interest expense [2]	165	177
- Non-operating pension/OPEB benefit [1]	5	21
- Foreign exchange losses, net [1]	(10)	(23)
- Significant items [3]	(333)	(274)
Operating EBITDA	$1,300	$1,401
1. Included in "Sundry income (expense) - net."
2. The three months ended September 30, 2020 excludes N&B financing activity. Refer to details of significant items below.
3. The significant items for the three months ended September 30, 2020 and 2019 are presented on an as reported basis.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Nine Months Ended September 30, 2020 and 2019	Nine Months Ended September 30,
In millions	2020	2019
Loss from continuing operations, net of tax	$(3,153)	$(805)
+ Provision for income taxes on continuing operations	100	142
Loss from continuing operations before income taxes	$(3,053)	$(663)
+ Pro forma adjustments [1]	—	122
+ Depreciation and amortization	2,326	1,533
- Interest income [2]	7	50
+ Interest expense [3]	519	522
- Non-operating pension/OPEB benefit [2]	24	60
- Foreign exchange losses, net [2]	(41)	(101)
+ Costs historically allocated to the materials science and agriculture businesses [4]	—	256
- Significant items [5]	(3,954)	(2,492)
Operating EBITDA [1]	$3,756	$4,253
1. For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis. The pro forma adjustment reflects the net pro forma impact of items directly attributable to the Transactions, as applicable.
2. Included in "Sundry income (expense) - net."
3. The nine months ended September 30, 2020 excludes N&B financing activity. Refer to details of significant items below.
4. Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
5. The significant items for the nine months ended September 30, 2020 are presented on an as reported basis. The significant items for the nine months ended September 30, 2019 are presented on a pro forma basis.

The significant items for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 are presented on an as reported basis. The significant items for the nine months ended September 30, 2019 are presented on a pro forma basis. The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2020	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(127)	$(127)
Restructuring and asset related credits (charges) - net [2]	(1)	(5)	—	(2)	(1)	(5)	(14)
Goodwill impairment charges [3]	—	—	—	—	(183)	—	(183)
Asset impairment charges [3,4]	—	—	—	—	(370)	—	(370)
Gain on divestitures [5]	—	—	—	—	393	—	393
N&B financing activity - net [6]	—	—	—	—	—	(32)	(32)
Total	$(1)	$(5)	$—	$(2)	$(161)	$(164)	$(333)
1. Integration and separation costs related to the post-DWDP Merger integration and the intended separation of the N&B Business.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. Refer to Note 11 for additional information.
4. Refer to Note 5 for additional information.
5. Refer to Note 3 for additional information.
6. Represents interest expense, net related to the N&B Notes as well as the financing fee amortization related to the intended separation of the N&B Business.

Significant Items by Segment for the Three Months Ended September 30, 2019	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(191)	$(191)
Restructuring and asset related charges - net [2]	(35)	(7)	(6)	(5)	(2)	(28)	(83)
Total	$(35)	$(7)	$(6)	$(5)	$(2)	$(219)	$(274)
1.Integration and separation costs related to post-DWDP Merger integration and business separation activities.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.

Significant Items by Segment for the Nine Months Ended September 30, 2020	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(469)	$(469)
Restructuring and asset related charges - net [2]	(2)	(9)	(15)	(15)	(1)	(104)	(146)
Goodwill impairment charges [3]	—	—	(2,498)	—	(716)	—	(3,214)
Asset impairment charges 3, [4]	—	—	(21)	—	(640)	—	(661)
Gain on divestitures [5]	197	—	—	—	393	—	590
N&B financing activity - net [6]	—	—	—	—	—	(54)	(54)
Total	$195	$(9)	$(2,534)	$(15)	$(964)	$(627)	$(3,954)
1. Integration and separation costs related to the post-DWDP Merger integration and the intended separation of the N&B Business.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. Refer to Note 11 for additional information.
4. Refer to Note 5 for additional information.
5. Refer to Note 3 for additional information.
6. Represents interest expense, net related to the N&B Notes as well as the financing fee amortization related to the intended separation of the N&B Business.

Significant Items by Segment for the Nine Months Ended September 30, 2019 (Pro Forma)	Elect. & Imaging	Nutrition & Biosciences	Transp. & Industrial	Safety & Construction	Non-Core	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$—	$—	$(976)	$(976)
Restructuring and asset related charges - net [2]	(42)	(56)	(18)	(27)	(2)	(85)	(230)
Goodwill impairment charges [3]	—	(933)	—	—	(242)	—	(1,175)
Asset impairment charges [4]	—	(63)	—	—	—	—	(63)
Income tax relates item [5]	—	—	—	(48)	—	—	(48)
Total	$(42)	$(1,052)	$(18)	$(75)	$(244)	$(1,061)	$(2,492)
1.Integration and separation costs related to the DWDP Merger, post-DWDP Merger integration and business separation activities.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. Refer to Note 11 for additional information.
4. Refer to Note 5 for additional information.
5. Charge included in "Sundry income (expense) - net" which reflects a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective August 31, 2017, pursuant to the merger of equals transactions contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("DWDP Merger Agreement"), The Dow Chemical Company ("Historical Dow") and E. I. du Pont de Nemours and Company ("Historical EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, Historical Dow and Historical EID became subsidiaries of DowDuPont (the "DWDP Merger"). Prior to the DWDP Merger, DowDuPont did not conduct any business activities other than those required for its formation and matters contemplated by the DWDP Merger Agreement. Historical Dow was determined to be the accounting acquirer in the DWDP Merger.

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

Effective as of 12:01 a.m. on June 1, 2019, DuPont de Nemours, Inc. (formerly known as DowDuPont Inc.), completed the separation of its agriculture business into a separate and independent public company by way of a distribution of Corteva through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Corteva’s common stock, par value $0.01 per share (the “Corteva Common Stock”), to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on May 24, 2019 (the “Corteva Distribution” and, together with the Dow Distribution, the “DWDP Distributions”).

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

The statements of operations and pro forma statements of operations included in this report and as discussed below include costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with Financial Accounting Standards Codification 205, "Presentation of Financial Statements" ("ASC 205") and thus are reflected in the Company's results of continuing operations. A significant portion of these costs relate to Historical Dow and consist of leveraged services provided through service centers, as well as other corporate overhead costs related to information technology, finance, manufacturing, research & development, sales & marketing, supply chain, human resources, sourcing & logistics, legal and communications, public affairs & government affairs functions. These costs are no longer incurred by the Company following the DWDP Distributions.

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

During the third quarter of 2020, the Company benefited from strong demand in certain key end-markets, principally electronics, water filtration, health & wellness and personal protection. In addition, third quarter 2020 results reflect notable improvements in automotive markets, along with residential construction, compared to second quarter of 2020. Although management currently expects continued improvement from certain markets in the fourth quarter of 2020, the COVID-19 pandemic is expected to continue to adversely impact demand in aerospace, commercial construction, oil & gas, and select industrial end-markets. In response to this uncertainty, the Company has delayed certain capital investments in select sectors.

Sale of TCS/HSC Disposal Group
In the third quarter of 2020, the Company completed the sale of its trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group,” and together with the TCS Business, the “TCS/HSC Disposal Group” and the sale of the TCS/HSC Disposal Group, the “TCS/HSC Disposal”) to the HSC Group, both of which were part of the Non-Core segment. In connection with the TCS/HSC Disposal, the Company received $550 million in cash at closing, subject to certain claw-back provisions, and will receive an additional $175 million in equal installments over the course of the next three years associated with the settlement of an existing supply agreement dispute with the HSC Group. The TCS/HSC Disposal resulted in a net pre-tax benefit of $393 million ($232 million net of tax), including the settlement of the supply agreement dispute and after allocation of goodwill to the TCS Business. The net pre-tax benefit is recorded in “Sundry income (expense) – net” in the Company’s interim Consolidated Statements of Operations. Refer to Note 3 of the interim Consolidated Financial Statements.

Non-Core Impairments
Multiple triggering events occurred in the third quarter of 2020 requiring the Company to perform impairment analyses associated with its Non-Core segment. As a result of the analyses performed, the Company recognized aggregate pre-tax, non-cash goodwill impairment charges of $183 million recorded within "Goodwill impairment charges" and aggregate pre-tax, non-cash asset impairment charges of $370 million recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations. Refer to Notes 3, 5, and 11 of the interim Consolidated Financial Statements.

Nutrition & Biosciences Notes Offering
On September 16, 2020, Nutrition & Biosciences, Inc. (presently a wholly owned subsidiary of DuPont) (“N&B Inc.”) completed an offering of $6.25 billion of senior unsecured notes (the “N&B Notes Offering”). The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account. Prior to the intended merger of DuPont's Nutrition & Biosciences business with IFF, N&B Inc. will make a special cash payment of $7.3 billion, (the “Special Cash Payment”), subject to adjustment, to DuPont, which N&B Inc. will fund with the net proceeds from the N&B Notes Offering together with borrowings under N&B Inc.’s existing Term Loan facilities. Refer to Notes 6 and 12 of the interim Consolidated Financial Statements.

Dividends
On June 25, 2020, the Company announced that its Board of Directors declared a third quarter dividend of $0.30 per share paid on September 15, 2020, to shareholders of record on July 31, 2020.

On October 14, 2020, the Company announced that its Board of Directors declared a fourth quarter dividend of $0.30 per share payable on December 15, 2020, to shareholders of record on November 30, 2020.

SELECTED FINANCIAL DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Net sales	$5,096	$5,426	$15,145	$16,308

Cost of sales	$3,392	$3,531	$10,001	$10,648
Percent of net sales	66.6%	65.1%	66.0%	65.3%

Research and development expenses	$199	$225	$644	$724
Percent of net sales	3.9%	4.1%	4.3%	4.4%

Selling, general and administrative expenses	$524	$645	$1,698	$2,013
Percent of net sales	10.3%	11.9%	11.2%	12.3%

Effective tax rate - continuing operations	460.0%	17.3%	(3.3)%	(21.4)%

Net (loss) earnings available for DuPont common stockholders	$(79)	$372	$(3,173)	$322

(Loss) earnings per common share – basic	$(0.11)	$0.50	$(4.31)	$0.43
(Loss) earnings per common share – diluted	$(0.11)	$0.50	$(4.31)	$0.43

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$5,096	$5,426	$15,145	$16,308

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Imaging	(1)%	—%	9%	(1)%	7%	(1)%	—%	8%	—%	7%
Nutrition & Biosciences	—	—	(4)	—	(4)	1	(1)	(1)	—	(1)
Transportation & Industrial	(5)	—	(9)	—	(14)	(5)	—	(15)	—	(20)
Safety & Construction	1	—	(10)	3	(6)	2	(1)	(8)	2	(5)
Non-Core	5	—	(18)	(10)	(23)	3	(1)	(17)	(9)	(24)
Total	—%	—%	(6)%	—%	(6)%	—%	(1)%	(6)%	—%	(7)%
U.S. & Canada	(1)%	—%	(9)%	(1)%	(11)%	(1)%	—%	(9)%	—%	(10)%
EMEA [1]	(1)	2	(14)	—	(13)	—	(1)	(12)	—	(13)
Asia Pacific	(1)	—	4	—	3	(1)	(1)	2	—	—
Latin America	5	(6)	(8)	(1)	(10)	3	(5)	(11)	(1)	(14)
Total	—%	—%	(6)%	—%	(6)%	—%	(1)%	(6)%	—%	(7)%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2020 of $5.1 billion, down 6 percent from $5.4 billion for the three months ended September 30, 2019, due to a 6 percent decrease in volume. Local price and product mix, currency, and portfolio remained flat. Volume declined across all geographic regions with the exception of Asia Pacific where it increased 4 percent. Volume declined across all segments with the exception of Electronics & Imaging (up 9 percent). The most notable volume decreases were in Non-Core (down 18 percent), Safety & Construction (down 10 percent) and Transportation & Industrial (down 9 percent). Currency was flat compared with the same period last year in all segments. Portfolio and other changes were flat overall while Non-Core saw a decrease of 10 percent. Local price was flat compared with the same period last year. Local price increased in Latin America (up 5 percent) and in Non-Core (up 5 percent) and Safety & Construction (up 1 percent).

Net sales for the nine months ended September 30, 2020 were $15.1 billion, down 7 percent from $16.3 billion for the nine months ended September 30, 2019, due to a 6 percent decrease in volume and a 1 percent unfavorable currency impact. Local price and product mix and portfolio actions remained flat. Volume declined across all geographic regions with the exception of Asia Pacific where it increased 2 percent. Volume declined across all segments with the exception of Electronics & Imaging (up 8 percent). The most notable volume decreases were in Non-Core (down 17 percent), Transportation & Industrial (down 15 percent) and Safety-Construction (down 8 percent). Currency was down 1 percent compared with the same period last year, driven primarily by Latin American currencies (down 5 percent) and EMEA and Asia Pacific currencies (down 1 percent each). Portfolio and other changes were flat overall while Non-Core saw a negative impact on sales from portfolio changes (down 9 percent). Local price and product mix was flat compared with the same period last year. Local price increased in Latin America (up 3 percent) and in all segments except Transportation & Industrial (down 5 percent) and Electronics & Imaging (down 1 percent).

Cost of Sales
Cost of sales was $3.4 billion for the three months ended September 30, 2020, down from $3.5 billion for the three months ended September 30, 2019 primarily due to lower sales volume and cost synergies offset by approximately $60 million of charges associated with temporarily idling several manufacturing plants to align supply with demand, mainly in the Transportation & Industrial and Safety & Construction segments.

Cost of sales as a percentage of net sales for the three months ended September 30, 2020 was 67 percent compared with 65 percent for the three months ended September 30, 2019, driven mainly by the charges associated with temporary idling several manufacturing plans referenced above.

For the nine months ended September 30, 2020, cost of sales was $10.0 billion, down from $10.6 billion for the nine months ended September 30, 2019. Cost of sales decreased for the nine months ended September 30, 2020 primarily due to lower sales volume, cost synergies, currency impacts, and lower costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the DWDP Distributions, offset by approximately $220 million of charges associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19, driven primarily by the Transportation & Industrial segment.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2020 was 66 percent compared with 65 percent for the nine months ended September 30, 2019.

Research and Development Expenses ("R&D")
R&D expenses totaled $199 million in the third quarter of 2020, down from $225 million in the third quarter of 2019. R&D as a percentage of net sales was 4 percent for the three months ended September 30, 2020 and 2019.

For the first nine months of 2020, R&D expenses totaled $644 million, down from $724 million in the first nine months of 2019. R&D as a percentage of net sales was 4 percent for the nine months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $524 million in the third quarter of 2020, down from $645 million in the third quarter of 2019 primarily due to productivity actions and reduced spending. SG&A as a percentage of net sales was 10 percent and 12 percent for the three months ended September 30, 2020 and 2019, respectively.

For the first nine months of 2020, SG&A expenses totaled $1,698 million, down from $2,013 million in the first nine months of 2019. SG&A as a percentage of net sales was 11 percent and 12 percent for the nine months ended September 30, 2020 and 2019, respectively.

The decrease for the nine months ended September 30, 2020 compared with the same period of the prior year was primarily due to productivity actions, reduced spending and the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the DWDP Distributions.

Amortization of Intangibles
Amortization of intangibles was $530 million in the third quarter of 2020, up from $247 million in the third quarter of 2019. In the first nine months of 2020, amortization of intangibles was $1,591 million, up from $755 million in the same period last year. The increase was primarily due to the amortization of the Nutrition and Biosciences tradenames that were reclassified to definite-lived intangibles in the fourth quarter of 2019 in connection with the Intended N&B Transaction.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $384 million in the third quarter of 2020, up from $82 million in the third quarter of 2019. The activity in the third quarter of 2020 included asset impairment charges in the Non-Core segment of $318 million related to long-lived assets and $52 million related to indefinite-lived intangible assets, and a $14 million charge related to the 2020 Restructuring Program. The charges in the third quarter of 2019 included a $69 million charge related to the 2019 Restructuring Program and a $13 million charge related to the DowDuPont Cost Synergy Program.

In the first nine months of 2020, restructuring and asset related charges - net were $807 million, up from $290 million in the same period last year. The activity for the nine months of 2020 included asset impairment charges in the Non-Core segment of $588 million related to long-lived assets and $52 million related to indefinite-lived intangible assets, a $21 million impairment charge related to indefinite-lived intangible assets in the Transportation & Industrial segment, a $140 million charge related to the 2020 Restructuring Program, a $2 million charge related to the 2019 Restructuring Program and a $4 million charge related to the DowDuPont Cost Synergy Program. The charges in the same period of 2019 included a charge of $122 million related to the 2019 Restructuring Program, a $105 million charge related to the DowDuPont Cost Synergy Program, and $63 million impairment charge related to an equity method investment.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
Goodwill impairment charges were $183 million in the third quarter of 2020. There were no goodwill related impairments in the third quarter of 2019. Goodwill impairment charges were $3,214 million in the nine months ended September 30, 2020, up from $1,175 million in the same period last year. The third quarter of 2020 goodwill impairment charges relate to the Non-Core segment. In the first nine months of 2020, goodwill impairment charges relate to the Transportation & Industrial and Non-Core segments. Goodwill impairment charges for the first nine months of 2019 relate to the Nutrition & Biosciences and Non-Core segments. See Note 11 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, which primarily reflect costs related to the Intended N&B Transaction beginning in the fourth quarter of 2019, the post-DWDP Merger integration, and activities related to the DWDP Distributions, were $127 million in the third quarter of 2020, down from $191 million in the third quarter of 2019. In the first nine months of 2020, integration and separation costs were $469 million, down from $1,149 million in the same period last year. The decline was primarily related to the timing of the DWDP Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $30 million in the third quarter of 2020, down from $43 million in the third quarter of 2019 primarily due to lower HSC Group equity earnings coupled with the sale of the Company's equity interest in the HSC Group in the third quarter of 2020. In the first nine months of 2020, the Company's share of the earnings of nonconsolidated affiliates was $172 million, up from $132 million in the first nine months of 2019. The increase is primarily due to higher HSC Group equity earnings in the first half of 2020, mainly driven by customer settlements in the second quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the third quarter of 2020 was income of $430 million compared with income of $79 million in the third quarter of 2019.

The third quarter of 2020 included a net pre-tax benefit of $393 million related to the TCS/HSC Disposal in the Non-Core segment, which includes the settlement of a supply agreement dispute. The third quarter of 2019 included benefits related to sales of assets of $64 million and income related to non-operating pension and other post-employment benefit credits of $21 million, partially offset by foreign currency exchange losses of $23 million.

In the first nine months of 2020, sundry income (expense) - net was income of $627 million compared with income of $144 million in the first nine months of 2019. The first nine months of 2020 included a net pre-tax net benefit of $393 million associated with the TCS/HSC Disposal as discussed above, a gain of $197 million related to the sale of the Compound Semiconductor Solutions business unit in the Electronics & Imaging segment, and income related to non-operating pension and other post-employment benefit credits of $24 million, partially offset by foreign currency exchange losses of $41 million. The first nine months of 2019 included benefits related to sales of assets of $127 million, income related to non-operating pension and other post-employment benefit plans of $60 million and interest income of $50 million, partially offset by foreign currency exchange losses of $101 million and a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement.

Interest Expense
Interest expense was $197 million in the third quarter of 2020, up from $177 million in the third quarter of 2019. The increase primarily relates to financing costs associated with the Intended N&B transaction.

In the first nine months of 2020, interest expense was $573 million, up from $493 million in the same period last year. The increase primarily relates to financing costs associated with the Intended N&B Transaction and the May Debt Offering.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2020 was 460.0 percent, compared with an effective tax rate of 17.3 percent for the third quarter of 2019. The effective tax rate for the third quarter of 2020 was principally the result of a non-tax-deductible goodwill impairment charge and a non-tax-deductible goodwill allocation in connection with the TCS/HSC Disposal impacting the Non-Core segment in the third quarter. The effective tax rate for the third quarter of 2019 was favorably impacted by, among other items, tax benefits related to the adjustment of certain unrecognized benefits for positions taken on items from a prior year.

For the first nine months of 2020, the effective tax rate on continuing operations was (3.3) percent, compared with (21.4) percent for the first nine months of 2019. The effective tax rate for the first nine months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting the Non-Core segment in the first and third quarter and a non-tax-deductible goodwill impairment charge impacting the Transportation and Industrial segment in the second quarter, coupled with an allocation of non-tax-deductible goodwill related to the TCS/HSC Disposal. The tax rate for the first nine months of 2019 was principally the result of non-tax-deductible goodwill impairment charges impacting the Nutrition & Biosciences and Non-Core segments. See Note 11 to the interim Consolidated Financial Statements for additional information on the goodwill impairment charges.

Income from Discontinued Operations, Net of Tax
In the third quarter of 2020 and for the first nine months of 2020, the Company did not have activity from discontinued operations. In the third quarter of 2019 and for the nine months of 2019, income from discontinued operation, net of tax was $5 million and $1,217 million, respectively. The decrease period over period is attributable to the timing of the DWDP Distributions. Refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $7 million in the third quarter of 2020, up from $5 million in the third quarter of 2019. For the first nine months of 2020, net income attributable to noncontrolling interests was $20 million, down from $90 million for the same period last year due to the timing of the DWDP Distributions.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) is derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the DWDP Distributions. In contemplation of the DWDP Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "Financings"). The unaudited pro forma financial statements for the nine months ended September 30, 2019 were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the DWDP Distributions and the Financings (collectively the "Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the nine months ended September 30, 2019 give effect to the pro forma events as if they had been consummated on January 1, 2018. There were no pro forma adjustments for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019.

Restructuring or integration activities or other costs following the DWDP Distributions that may be incurred to achieve cost or growth synergies of DuPont are not reflected. The unaudited pro forma income statement provides shareholders with summary financial information and historical data that is on a basis consistent with how DuPont reports current financial information.

The unaudited pro forma financial statements are presented for informational purposes only, and do not purport to represent what DuPont's results of operations or financial position would have been had the Transactions occurred on the dates indicated, nor do they purport to project the results of operations or financial position for any future period or as of any future date.

Unaudited Pro Forma Combined Statements of Operations	Nine Months Ended September 30,
	2019
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$16,308	$—	$16,308
Cost of sales	10,648	22	10,670
Research and development expenses	724	—	724
Selling, general and administrative expenses	2,013	—	2,013
Amortization of intangibles	755	—	755
Restructuring and asset related charges - net	290	—	290
Goodwill impairment charges	1,175	—	1,175
Integration and separation costs	1,149	(173)	976
Equity in earnings of nonconsolidated affiliates	132	—	132
Sundry income (expense) - net	144	—	144
Interest expense	493	29	522
Loss from continuing operations before income taxes	(663)	122	(541)
Provision for income taxes on continuing operations	142	30	172
Loss from continuing operations, net of tax	(805)	92	(713)
Net income attributable to noncontrolling interests of continuing operations	18	—	18
Net loss from continuing operations attributable to DuPont	$(823)	$92	$(731)

Per common share data:
Loss per common share from continuing operations - basic	$(1.10)		$(0.98)
Loss per common share from continuing operations - diluted	$(1.10)		$(0.98)

Weighted-average common shares outstanding - basic	748.2		748.2
Weighted-average common shares outstanding - diluted	748.2		748.2
1.See the historical U.S. GAAP Consolidated Statements of Operations.
2. Certain pro forma adjustments were made to illustrate the estimated effects of the Transactions, assuming that the Transactions had occurred on January 1, 2018. The adjustments include the impact to "Cost of sales" of different pricing than historical intercompany and intracompany practices related to various supply agreements entered into with the Dow Distribution, adjustments to "Integration and separation costs" to eliminate one-time transaction costs directly attributable to the DWDP Distributions, and adjustments to "Interest expense" to reflect the impact of the Financings.

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

Prior to April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocated resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e., pro forma “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items. Effective April 1, 2019, the Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's CODM assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures can be found in Note 21 to the interim Consolidated Financial Statements. Prior year data has been updated to conform with the current year presentation.

Pro forma adjustments used in the calculation of pro forma Operating EBITDA were determined in accordance with Article 11 of Regulation S-X and were derived from DuPont's historical Consolidated Financial Statements and accompanying notes, adjusted to give effect to the DWDP Distributions as if they had been consummated on January 1, 2018. The pro forma adjustments impacting pro forma Operating EBITDA reflect the impact of various supply agreements ("supply agreements") entered into in connection with the Dow Distribution and are outlined in the preceding section, Supplemental Unaudited Pro Forma Combined Financial Information, as adjustments to "Cost of sales." The impact of these supply agreements is reflected in pro forma Operating EBITDA for the periods noted above as it is included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. There were no pro forma adjustments for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019.

ELECTRONICS & IMAGING
The Electronics & Imaging segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and provides innovative metallization processes for metal finishing, decorative, and industrial applications as well as films and laminate materials for a broad range of uses in printed circuit board and other electronic industry applications. Electronics & Imaging is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry and digital printing inks for a variety of applications in the textile, commercial printing, and home-office markets. In addition, the segment provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED"), and other display applications.

Electronics & Imaging	Three Months Ended		Nine Months Ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$1,004	$934	$2,793	$2,617
Operating EBITDA [1]	$357	$320	$887	$854
Equity earnings	$8	$10	$27	$18
1.For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis.

Electronics & Imaging	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2020	September 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	—	—
Volume	9	8
Portfolio & other	(1)	—
Total	7%	7%

Electronics & Imaging net sales were $1,004 million for the three months ended September 30, 2020, up 7 percent from $934 million for the three months ended September 30, 2019. Net sales increased due to a 9 percent increase in volume partially offset by a 1 percent local price decline and a 1 percent decrease from prior portfolio actions. Volume growth was driven by Semiconductor Technologies with continued strength in the logic and foundry segment. Volume growth within Interconnect Solutions was driven by increased material content in next-generation smartphones. Within Image Solutions, volume growth in OLED materials for displays offset weakness in flexographic plates and textile inks.
Operating EBITDA was $357 million for the three months ended September 30, 2020, up 12 percent compared with $320 million for the three months ended September 30, 2019 due to volume gains and cost productivity actions. The three months ended September 30, 2020 and 2019 include income of $30 million and $34 million, respectively, related to an asset sale from 2019.

Electronics & Imaging net sales were $2,793 million for the nine months ended September 30, 2020, up 7 percent from $2,617 million for the nine months ended September 30, 2019. Net sales increased due to an 8 percent volume growth offset by a 1 percent decline in local price. Volume growth was driven by demand in Semiconductor Technologies in the logic and foundry segment, higher material content in smartphones and increased demand for OLED materials.
Operating EBITDA was $887 million for the nine months ended September 30, 2020, down 4 percent compared with pro forma Operating EBITDA of $854 million for the nine months ended September 30, 2019. Favorable impacts from volume gains and cost productivity actions were offset by higher logistics costs and $55 million decrease in income compared to prior year related to a 2019 asset sale.

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

Nutrition & Biosciences	Three Months Ended		Nine Months Ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$1,467	$1,525	$4,557	$4,618
Operating EBITDA [1]	$379	$354	$1,182	$1,089
Equity earnings	$1	$—	$2	$—
1. For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis.

Nutrition & Biosciences	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2020	September 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	1%
Currency	—	(1)
Volume	(4)	(1)
Portfolio & other	—	—
Total	(4)%	(1)%

Nutrition & Biosciences net sales were $1,467 million for the three months ended September 30, 2020, down 4 percent from $1,525 million for the three months ended September 30, 2019 due to a 4 percent decrease in volume. Food & Beverage volumes declined due to continued weak demand in food service and in sweeteners. Health & Biosciences volume gains in probiotics and strong demand in home & personal care were more than offset by declined demand in biorefinery and microbial control. Pharma Solutions sales were relatively flat compared to the prior period.

Operating EBITDA was $379 million for the three months ended September 30, 2020, up 7 percent compared with $354 million for the three months ended September 30, 2019 due to cost productivity actions and favorable product mix more than offsetting the lower volumes.

Nutrition & Biosciences net sales were $4,557 million for the nine months ended September 30, 2020, down 1 percent compared with $4,618 million for the nine months ended September 30, 2019. A 1 percent increase in local price was offset by a 1 percent decrease in volume and a 1 percent unfavorable currency impact. Food & Beverage volume declined due to decreased demand in food service and sweeteners applications, partially offset by higher demand for plant-based meat. Health & Biosciences volume gains were driven by probiotics along with strong demand in home & personal care and animal nutrition, offset by declined demand in biorefinery and microbial control. Pharma Solutions volume gains were driven by increased demand in key products.

Operating EBITDA was $1,182 million for the nine months ended September 30, 2020, up 9 percent compared with pro forma Operating EBITDA of $1,089 million for the nine months ended September 30, 2019 due to a cost productivity actions, favorable product mix led by Health & Biosciences, and pricing gains.

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

Transportation & Industrial	Three Months Ended		Nine Months Ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$1,045	$1,209	$3,021	$3,795
Operating EBITDA [1]	$242	$306	$599	$1,036
Equity earnings	$1	$1	$3	$3
1. For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis.

Transportation & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2020	September 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	(5)%	(5)%
Currency	—	—
Volume	(9)	(15)
Portfolio & other	—	—
Total	(14)%	(20)%

Transportation & Industrial net sales were $1,045 million for the three months ended September 30, 2020, down from $1,209 million for the three months ended September 30, 2019. The change in net sales was due to a 9 percent decrease in volume and a 5 percent decrease in local price. While volume improved notably from second quarter of 2020, volume declines compared to prior year due to the impact of the COVID-19 pandemic on the automotive industry and the other key industrial end markets more than offset strong demand for KALREZ® within Healthcare & Specialty in the semiconductor market.
Operating EBITDA was $242 million for the three months ended September 30, 2020, down 21 percent compared with $306 million for the three months ended September 30, 2019. Cost productivity actions were more than offset by volume declines and the impact of temporarily idling manufacturing plants to align supply with demand due to the COVID-19 pandemic, along with lower price.

Transportation & Industrial net sales were $3,021 million for the nine months ended September 30, 2020, down from $3,795 million for the nine months ended September 30, 2019 due to a 15 percent decrease in volume and a 5 percent decrease in local price. Volume declines were primarily due to impact of the COVID-19 pandemic on the automotive industry and the other key industrial markets.

Operating EBITDA was $599 million for the nine months ended September 30, 2020, down 42 percent compared with pro forma Operating EBITDA of $1,036 million for the nine months ended September 30, 2019 driven primarily by volume declines due to the COVID-19 pandemic, price declines, and approximately $160 million in charges associated with temporarily idling several manufacturing plants to align supply with demand.

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

Safety & Construction	Three Months Ended		Nine Months Ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$1,249	$1,327	$3,769	$3,951
Operating EBITDA [1]	$324	$352	$1,041	$1,108
Equity earnings	$7	$7	$19	$22
1. For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis.

Safety & Construction	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2020	September 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	2%
Currency	—	(1)
Volume	(10)	(8)
Portfolio & other	3	2
Total	(6)%	(5)%

Safety & Construction net sales were $1,249 million for the three months ended September 30, 2020, down from $1,327 million for the three months ended September 30, 2019 as a 3 percent increase in portfolio and a 1 percent increase in local price were more than offset by a 10 percent decline in volume. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Local price increased led by Safety Solutions. Volume gains in Water Solutions and demand for TYVEK® protective garments were more than offset by volume declines in Safety and Shelter Solutions due to weakened demand across end markets and declined commercial construction activity as a result of the COVID-19 pandemic.
Operating EBITDA was $324 million for the three months ended September 30, 2020, down 8 percent compared with $352 million for the three months ended September 30, 2019 due to lower volumes and costs associated with capacity reductions to align supply with demand more than offsetting productivity actions and lower raw material costs.

Safety & Construction net sales were $3,769 million for the nine months ended September 30, 2020, down from $3,951 million for the nine months ended September 30, 2019 as a 2 percent increase in local price and 2 percent increase in portfolio were more than offset by a 8 percent volume decline and a 1 percent unfavorable impact from currency. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Volume growth in the segment was led by gains in Water Solutions and TYVEK® protective garment sales within Safety Solutions which were more than offset by weakened demand in end markets for NOMEX® and KEVLAR®. Shelter Solutions volume declined due to the COVID-19 pandemic and the resulting impact on commercial construction activity.

Operating EBITDA was $1,041 million for the nine months ended September 30, 2020, down 6 percent compared with pro forma Operating EBITDA of $1,108 million for the nine months ended September 30, 2019 due to lower volumes, the absence of licensing income, and costs associated with capacity reductions more than offsetting pricing gains, improved product mix, and productivity actions.

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

Non-Core	Three Months Ended		Nine Months Ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$331	$431	$1,005	$1,327
Operating EBITDA [1]	$14	$94	$149	$296
Equity earnings [2]	$13	$26	$121	$92
1. For the nine months ended September 30, 2019, operating EBITDA is on a pro forma basis.
2. Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, the Non-Core segment presented above excludes a restructuring charge of $1 million and $3 million for the three and nine months ended September 30, 2019 which is presented in "Equity in earnings of nonconsolidated affiliates" in the Company's interim Consolidated Statements of Operations.

Non-Core	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2020	September 30, 2020
Change in Net Sales from Prior Period due to:
Local price & product mix	5%	3%
Currency	—	(1)
Volume	(18)	(17)
Portfolio & other	(10)	(9)
Total	(23)%	(24)%

Non-Core net sales were $331 million for the three months ended September 30, 2020, down from $431 million for the three months ended September 30, 2019 due to 5 percent pricing gains more than offset by a 18 percent volume decline and a 10 percent portfolio decline. The portfolio decline was driven by the third quarter 2020 sale of the trichlorosilane ("TCS") business within Photovoltaic & Advanced Materials and the third quarter 2019 sale of the Sustainable Solutions business. Price gains were driven by increased metal prices. Volume gains for photovoltaic materials were more than offset by declines in demand for trichlorosilane, lower volumes in Clean Technologies, and declines in demand for biomaterials as a result of weakened demand in carpet and apparel markets.

Operating EBITDA was $14 million for the three months ended September 30, 2020, down 85 percent compared with $94 million for the three months ended September 30, 2019 due to volume declines, the absence of the gain on the sale of the Sustainable Solutions business, and the absence of earnings from the Sustainable Solutions, TCS, and HSC businesses.

Non-Core net sales were $1,005 million for the nine months ended September 30, 2020, down from $1,327 million for the nine months ended September 30, 2019. Net sales declined due to a 17 percent decline in volume, a 9 percent portfolio decline due to the sale of the Sustainable Solutions and TCS businesses and a 1 percent unfavorable impact from currency, which more than offset a 3 percent increase in local price. Volume declines were driven by declines in demand for trichlorosilane, TEDLAR® aircraft films, biomaterials due to weakened demand in carpet and apparel markets, and lower volumes in Clean Technologies.

Operating EBITDA was $149 million for the nine months ended September 30, 2020, down 50 percent compared with pro forma Operating EBITDA of $296 million for the nine months ended September 30, 2019 as a customer settlement gain of $64 million was more than offset by volume declines, the absence of the gain on the sale of the Sustainable Solutions business, and the absence of earnings from the Sustainable Solutions, TCS, and HSC businesses.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2020.

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

In millions	September 30, 2020	December 31, 2019
Cash and cash equivalents [1]	$4,008	$1,540
Total debt	$24,196	$17,447
1.The net proceeds of approximately $6.2 billion from the N&B Notes Offering were recorded within non-current “Restricted cash” in the interim Condensed Consolidated Balance Sheets at September 30, 2020 and thus are not included in "Cash and cash equivalents" as presented in the table above.

The Company's cash and cash equivalents at September 30, 2020 and December 31, 2019 were $4.0 billion and $1.5 billion, respectively, of which $1.7 billion at September 30, 2020 and $1.4 billion at December 31, 2019 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The increase in cash and cash equivalents was primarily due to receipt of proceeds from the May Debt Offering, discussed further below.

Total debt at September 30, 2020 and December 31, 2019 was $24.2 billion and $17.4 billion, respectively. The increase was primarily due to the N&B Notes Offering and the May Debt Offering, partially offset by a decline in commercial paper.

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3 billion, (the “Term Loan Facilities”) as well as a five-year $3 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3 billion and the Five-Year Revolving Credit Facility became effective and available. The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance. In June 2019, the Company entered into a 364-day $750 million revolving credit facility (the “Old 364-Day Revolving Credit Facility”).

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

May Debt Offering
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

Commercial Paper
In April 2019, DuPont authorized a $3 billion commercial paper program (the “DuPont Commercial Paper Program”). At September 30, 2020, the Company had issued $390 million of commercial paper ($1.8 billion at December 31, 2019).

Nutrition & Biosciences Financing
In connection with the Intended N&B Transaction, N&B Inc. entered into a Bridge Commitment Letter (the "Bridge Letter") in an aggregate principal amount of $7.5 billion, (the “Bridge Loans”) to secure committed financing for the Special Cash Payment and related financing fees and expenses. The aggregate commitment under the Bridge Letter is reduced by, among other things, (1) the amount of net cash proceeds received by N&B Inc. from any issuance of senior unsecured notes pursuant to a Rule 144A offering or other private placement and (2) certain qualifying term loan commitments under senior unsecured term loan facilities.

In January 2020, N&B Inc. entered into a senior unsecured term loan agreement in the amount of $1.25 billion split evenly between three- and five-year facilities (the "N&B Term Loan Facilities"). As a result of entry into the term loan agreement, the commitments under the Bridge Commitment Letter were reduced to $6.25 billion.

On September 16, 2020 (the “Offering Date”), N&B Inc. completed an offering in the aggregate principal amount of $6.25 billion of senior unsecured notes in six series, comprised of the following (collectively, the “N&B Notes Offering" and together with the N&B Term Loan Facilities, the “Permanent Financing”): $300 million aggregate principal amount of 0.697% Senior Notes due 2022; $1.0 billion aggregate principal amount of 1.230% Senior Notes due 2025; $1.2 billion aggregate principal amount of 1.832% Senior Notes due 2027; $1.5 billion aggregate principal amount of 2.300% Senior Notes due 2030; $750 million aggregate principal amount of 3.268% Senior Notes due 2040; and $1.5 billion aggregate principal amount of 3.468% Senior Notes due 2050. As a result of the N&B Notes Offering, the commitments under the Bridge Commitment Letter were further reduced to zero and terminated on and as of the Offering Date.

The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account. The release of the net proceeds from the N&B Notes Offering and the availability of funding under the term loan agreement are subject to customary closing conditions including among others, the satisfaction of substantially all the conditions to the consummation of the intended transaction with IFF. The proceeds from the Permanent Financing will be used to make the Special Cash Payment and to pay the related financing fees and expenses. The obligations and liabilities associated with the Permanent Financing will be separated from the Company upon consummation of the Intended N&B Transaction. However, if the closing of the Intended Merger has not occurred on or prior to September 15, 2021, or, if prior to such date, the Merger Agreement is validly terminated, (each a “Special Mandatory Redemption Event”), N&B Inc. must redeem all of the Notes on or before the 15th business day following the Special Mandatory Redemption Event (such date of redemption, the “Special Mandatory Redemption Date”) at a redemption price equal to 101% of the aggregate principal amount of the applicable series of Notes, plus accrued and unpaid interest to, but not including, the Special Mandatory Redemption Date. Borrowing under the term loan agreement would occur immediately prior to the closing of the Intended N&B Transaction.

Pursuant to the Merger Agreement, the fees and expenses associated with the financing will be borne (A) entirely by N&B Inc. if the transaction closes; and (B) equally by DuPont and IFF if the Merger Agreement terminates. However, if the Merger Agreement is terminated by IFF, in accordance with its terms, for breach by DuPont, such fees and expenses will be borne entirely by DuPont; and if terminated by DuPont in accordance with its terms for breach by IFF, such fees and expenses will be borne entirely by IFF.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At October 28, 2020, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Negative Watch
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes and May Debt Offering contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Term Loan Facilities, the Five-Year Revolving Credit Facility and the $1B Revolving Credit Facility

contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2020, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to the Materials Science and Agriculture businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2019.

Cash Flow Summary	Nine Months Ended September 30,
In millions	2020	2019
Cash provided by (used for):
Operating activities	$2,794	$831
Investing activities	$35	$(1,807)
Financing activities	$5,830	$(10,897)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$4	$(2)

Cash Flows from Operating Activities
In the first nine months of 2020, cash provided by operating activities was $2,794 million, compared with $831 million in the same period last year. The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital, offset by the impact of the DWDP Distributions to period earnings.

Net Working Capital	Sept 30, 2020	Dec 31, 2019
In millions (except ratio)
Current assets	$12,606	$9,999
Current liabilities	6,984	8,346
Net working capital	$5,622	$1,653
Current ratio	1.80:1	1.20:1

Cash Flows from Investing Activities
In the first nine months of 2020, cash provided by investing activities was $35 million, compared with cash used for investing activities of $1,807 million in the first nine months of 2019. Cash provided by investing activities was driven by proceeds from sales of property and businesses in 2020 and lower capital expenditures compared to the same period of prior year. The first nine months of 2019 also contains activity related to the Materials Science and Agriculture businesses prior to the DWDP Distributions.

Cash Flows from Financing Activities
In the first nine months of 2020, cash provided by financing activities was $5,830 million compared with cash used for financing activities of $10,897 million in the same period last year. The primary driver of the increase in cash provided was an increase in proceeds from issuances of long-term debt as well as a decrease in cash used for payments related to the DWDP Distributions of the Materials Science and Agriculture businesses, a reduction in payments on long-term debt, and a reduction in share repurchase of common stock, partially offset by decreased issuances of short-term notes payable. The first nine months of 2019 also contains activity related to the Materials Science and Agriculture businesses prior to the DWDP Distributions.

Dividends
On February 12, 2020, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 16, 2020, to shareholders of record on February 28, 2020.

On April 29, 2020, the Company announced that its Board declared a second quarter dividend of $0.30 per share, paid on June 15, 2020, to shareholders of record on May 29, 2020.

On June 25, 2020, the Company announced that its Board declared a third quarter dividend of $0.30 per share paid on September 15, 2020, to shareholders of record on July 31, 2020.

On October 14, 2020, the Company announced that its Board of Directors declared a fourth quarter dividend of $0.30 per share payable on December 15, 2020, to shareholders of record on November 30, 2020.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a new $2 billion share buyback program, which expires on June 1, 2021. During the third quarter of 2020, the Company did not repurchase any shares. As of September 30, 2020, the Company repurchased 16.9 million shares under this program since inception at a total cost of $982 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $30 million by year-end 2020 to certain non-US pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions following the expected closure of the Intended N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $140 million inception-to-date, consisting of severance and related benefit costs of $112 million and asset related charges of $28 million. The Company expects actions related to this program to be substantially complete by the end of 2020. Future cash payments related to the 2020 Restructuring Program are anticipated to be $70 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $140 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $34 million. Actions associated with the 2019 Restructuring Program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $27 million, primarily related to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, adopted by the DowDuPont Board of Directors. The DowDuPont Cost Synergy Program was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $489 million inception-to-date, consisting of severance and related benefit costs of $213 million, asset related charges of $209 million and contract termination charges of $67 million. The activities related to the DowDuPont Cost Synergy Program are expected to result in additional cash expenditures of $30 million consisting of severance and related benefit costs and contract terminations. Actions associated with the DowDuPont Cost Synergy Program, including employee separations, are considered substantially complete (see Note 5 to the interim Consolidated Financial Statements).

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At September 30, 2020 and December 31, 2019, the Company had directly guaranteed $177 million and $187 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 13 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the Company's contractual obligations at December 31, 2019 can be found in the Company's 2019 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations. There were no material changes to the Company's contractual obligations during the first nine months of 2020, outside of the items shown below.

		Payments Due In
In millions	Total at September 30, 2020	Remainder of 2020	2021-2022	2023-2024	2025 and beyond
Long-term debt obligations [1]	$23,959	$2,001	$3,307	$4,801	$13,850
Expected cash requirements for interest [1]	9,546	311	1,463	1,209	6,563
Total contractual obligations	$33,505	$2,312	$4,770	$6,010	$20,413
1.A portion of these obligations relate to the N&B Notes Offering. The obligations associated with the N&B Notes Offering will be separated from the Company upon consummation of the Intended N&B Transaction. Refer to the Liquidity and Capital Resources section for more information.

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

As a result of the related acquisition method of accounting in connection with the DWDP Merger, Historical EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

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

As of September 30, 2020, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In connection with the Intended N&B Transaction, there are several processes, policies, operations, technologies and information systems that are expected to be transferred or separated. During the quarter ended September 30, 2020, the Company continues to take steps to ensure that adequate controls are designed and maintained throughout this transition period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On June 1, 2019, the Company announced a $2 billion share buyback program, which expires on June 1, 2021. For the three months ended September 30, 2020, there were no purchases of the Company’s common stock under this share repurchase program. At September 30, 2020, $1,018 million is the approximate dollar value of shares that may yet be purchased by the Company under this program.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
In anticipation of and to facilitate the intended transaction with IFF, DuPont is planning for the internal separation of the N&B Business, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the "N&B Internal Separations"). See Part I, Item 1 and Part II, Item 1A of this report for more information regarding the intended transaction. The N&B Internal Separations are currently expected to consist of internal transactions undertaken by DuPont and its subsidiaries to separate ownership of the N&B Business from ownership of their other businesses, including a number of distributions intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code. The N&B Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) the Netherlands. Following the completion of the N&B Internal Separations, DuPont expects that DuPont will effectuate the separation, pending DuPont Board approval, in a distribution intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code. The DuPont subsidiaries, or their successors, that are included in the current plans for the N&B Internal Separations as distributing corporations in the N&B Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code) are the following: Specialty Electronic Materials Netherlands B.V.; DDP Specialty Electronic Materials US, LLC; DDP Specialty Electronic Materials US 4, LLC; DDP Specialty Electronic Materials US 5, LLC; DDP Specialty Electronic Materials US 8, LLC; DuPont Services Company B.V.; Performance Specialty Products NA, LLC; DuPont Polymers, Inc.; Danisco Holding USA Inc.; DuPont US Holding, LLC; Rohm and Haas Electronic Materials CMP, LLC.; Specialty Products US, LLC; and Specialty Products US 4, LLC.

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
Date: October 30, 2020

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware