Form 10-Q
period 2021-03-31
DuPont de Nemours, Inc.
filed 2021-05-04
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The registrant had 532,142,336 shares of common stock, $0.01 par value, outstanding at April 30, 2021.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2021

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

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary The Dow Chemical Company (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary E. I. du Pont de Nemours and Company (“EID”), (the “Corteva Distribution and together with the Dow Distribution, the “DWDP Distributions”).

On February 1, 2021 the Company completed the divestiture of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”) that resulted in IFF issuing shares to DuPont stockholders.

The financial position of DuPont as of March 31, 2021 and December 31, 2020 and the results of operations of DuPont for the three months ended March 31, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

On March 8, 2021, DuPont announced entry into a definitive agreement to acquire the Laird Performance Materials business, subject to regulatory approval and customary closing conditions, (the “proposed Laird PM Acquisition”).

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) ability to achieve expectations regarding the timing, completion, integration, and accounting and tax treatments related to the proposed Laird PM Acquisition; (ii) the ability to achieve expected benefits, synergies and operating efficiencies in connection with the proposed Laird PM Acquisition within the expected time frames or at all or to successfully integrate the Laird Performance Materials business; (iii) ability to achieve anticipated tax treatments in connection with the N&B Transaction or the DWDP Distributions; (iv) changes in relevant tax and other laws; (v) indemnification of certain legacy liabilities of EID in connection with the Corteva Distribution; (vi) risks and costs related to the performance under and impact of the cost sharing arrangement by and between DuPont, Corteva, and The Chemours Company related to future eligible PFAS costs; (vii) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (viii) uncertainty as to the long-term value of DuPont common stock; (ix) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume; and (x) other risks to DuPont's business, operations; each as further discussed in detail in and results of operations as discussed in DuPont's annual report on Form 10-K for the year ended

December 31, 2020 and its subsequent reports on Form 10-Q and Form 8-K. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2021	2020
Net sales	$3,976	$3,670
Cost of sales	2,512	2,319
Research and development expenses	156	173
Selling, general and administrative expenses	456	482
Amortization of intangibles	167	178
Restructuring and asset related charges - net	2	398
Goodwill impairment charge	—	533
Integration and separation costs	6	123
Equity in earnings of nonconsolidated affiliates	26	39
Sundry income (expense) - net	16	212
Interest expense	146	171
Income (loss) from continuing operations before income taxes	573	(456)
Provision for income taxes on continuing operations	32	94
Income (loss) from continuing operations, net of tax	541	(550)
Income (loss) from discontinued operations, net of tax	4,857	(60)
Net income (loss)	5,398	(610)
Net income attributable to noncontrolling interests	4	6
Net income (loss) available for DuPont common stockholders	$5,394	$(616)

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$0.89	$(0.75)
Earnings (loss) per common share from discontinued operations - basic	8.03	(0.08)
Earnings (loss) per common share - basic	$8.92	$(0.83)
Earnings (loss) per common share from continuing operations - diluted	$0.89	$(0.75)
Earnings (loss) per common share from discontinued operations - diluted	8.01	(0.08)
Earnings (loss) per common share - diluted	$8.90	$(0.83)

Weighted-average common shares outstanding - basic	604.8	738.6
Weighted-average common shares outstanding - diluted	606.3	738.6
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2021	2020
Net income (loss)	$5,398	$(610)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(484)	(404)
Pension and other post-employment benefit plans	12	2
Split-off of N&B	258	—
Total other comprehensive loss	(214)	(402)
Comprehensive income (loss)	5,184	(1,012)
Comprehensive loss attributable to noncontrolling interests, net of tax	(3)	(2)
Comprehensive income (loss) attributable to DuPont	$5,187	$(1,010)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$4,384	$2,544
Marketable securities	2,001	—
Accounts and notes receivable - net	2,609	2,421
Inventories	2,499	2,393
Other current assets	184	181
Assets held for sale	863	810
Assets of discontinued operations	—	20,659
Total current assets	12,540	29,008
Property, plant and equipment - net of accumulated depreciation (March 31, 2021 - $4,359; December 31, 2020 - $4,256)	6,744	6,867
Other Assets
Goodwill	18,511	18,702
Other intangible assets	7,857	8,072
Restricted cash	—	6,206
Investments and noncurrent receivables	1,059	1,047
Deferred income tax assets	177	190
Deferred charges and other assets	916	812
Total other assets	28,520	35,029
Total Assets	$47,804	$70,904
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$1,997	$1
Accounts payable	2,219	2,222
Income taxes payable	189	169
Accrued and other current liabilities	1,129	1,084
Liabilities related to assets held for sale	133	140
Liabilities of discontinued operations	—	8,610
Total current liabilities	5,667	12,226
Long-Term Debt	10,625	15,611
Other Noncurrent Liabilities
Deferred income tax liabilities	1,918	2,053
Pension and other post-employment benefits - noncurrent	1,040	1,110
Other noncurrent obligations	849	834
Total other noncurrent liabilities	3,807	3,997
Total Liabilities	20,099	31,834
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2021: 532,090,582 shares; 2020: 734,204,054 shares)	5	7
Additional paid-in capital	49,964	50,039
Accumulated deficit	(22,618)	(11,586)
Accumulated other comprehensive (loss) income	(163)	44
Total DuPont stockholders' equity	27,188	38,504
Noncontrolling interests	517	566
Total equity	27,705	39,070
Total Liabilities and Equity	$47,804	$70,904

See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2021	2020
Operating Activities
Net income (loss)	$5,398	$(610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	391	772
Credit for deferred income tax and other tax related items	(105)	(164)
Earnings of nonconsolidated affiliates in excess of dividends received	(20)	(31)
Net periodic pension benefit cost	2	7
Pension contributions	(26)	(26)
Net gain on sales and split-offs of assets, businesses and investments	(4,982)	(197)
Restructuring and asset related charges - net	4	404
Goodwill impairment charge	—	533
Other net loss	53	49
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(228)	(134)
Inventories	(174)	(134)
Accounts payable	92	236
Other assets and liabilities, net	(27)	13
Cash provided by operating activities	378	718
Investing Activities
Capital expenditures	(283)	(481)
Proceeds from sales of property and businesses, net of cash divested	31	427
Acquisitions of property and businesses, net of cash acquired	(11)	(73)
Purchases of investments	(2,001)	(1)
Other investing activities, net	4	4
Cash used for investing activities	(2,260)	(124)
Financing Activities
Changes in short-term notes payable	—	69
Proceeds from issuance of long-term debt	—	25
Proceeds from issuance of long-term debt transferred to IFF at split-off	1,250	—
Payments on long-term debt	(3,000)	(1)
Purchases of common stock	(500)	(232)
Proceeds from issuance of Company stock	90	34
Employee taxes paid for share-based payment arrangements	(15)	(12)
Distributions to noncontrolling interests	(19)	(6)
Dividends paid to stockholders	(161)	(222)
Cash transferred to IFF at split-off	(100)	—
Other financing activities, net	(3)	1
Cash used for financing activities	(2,458)	(344)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(45)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,377)	205
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,767	1,569
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8	8
Cash, cash equivalents and restricted cash at beginning of period	8,775	1,577
Cash, cash equivalents and restricted cash from continuing operations, end of period	4,398	1,776
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	6
Cash, cash equivalents and restricted cash at end of period	$4,398	$1,782
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	(3)
Net (loss) income	—	—	(616)	—	—	6	(610)
Other comprehensive income	—	—		(394)	—	(8)	(402)
Dividends ($0.30 per common share)	—	(222)	—	—	—	—	(222)
Common stock issued/sold	—	34	—	—	—	—	34
Stock-based compensation	—	30	—	—	—	—	30
Distributions to non-controlling interests	—	—	—	—	—	(6)	(6)
Purchases of treasury stock	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	232	—	—
Other	—	(33)	—	—	—	5	(28)
Balance at March 31, 2020	$7	$50,605	$(9,251)	$(1,810)	$—	$566	$40,117

Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	5,394	—	—	4	5,398
Other comprehensive loss	—	—	—	(207)	—	(7)	(214)
Dividends ($0.30 per common share)	—	(161)	—	—	—	—	(161)
Common stock issued/sold	—	90	—	—	—	—	90
Stock-based compensation	—	(4)	—	—	—	—	(4)
Distributions to non-controlling interests	—	—	—	—	—	(19)	(19)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Split-off of N&B	(2)	—	(15,926)		—	(27)	(15,955)
Balance at March 31, 2021	$5	$49,964	$(22,618)	$(163)	$—	$517	$27,705
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, collectively referred to as the “2020 Annual Report.” The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Basis of Presentation
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("TDCC") and E. I. du Pont de Nemours and Company ("EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and EID became subsidiaries of DowDuPont (the "DWDP Merger"). Except as otherwise indicated by the context, the term "TDCC" includes TDCC and its consolidated subsidiaries and "EID" includes EID and its consolidated subsidiaries.

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

N&B Transaction
On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) and the consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). See Note 2 for more information.

The financial position of DuPont as of March 31, 2021 and December 31, 2020 and the results of operations of DuPont for the three months ended March 31, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 22 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

NOTE 2 - ACQUISITIONS AND DIVESTITURES
Laird Performance Materials
On March 8, 2021, the Company announced that it had entered into a definitive agreement with Advent International to acquire Laird Performance Materials for $2.3 billion. The acquisition is expected to close in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions, and will be part of the Electronic & Industrials segment. The Company intends to pay for the acquisition from existing cash balances.

N&B Transaction
On February 1, 2021, DuPont completed the separation and distribution of the N&B Business, and merger of N&B, a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of IFF. The distribution was effected through an exchange offer where, on the terms and subject to the conditions of the Exchange Offer, eligible participating DuPont stockholders had the option to tender all, some or none of their shares of common stock, par value $0.01 per share, of DuPont (the “DuPont Common Stock”) for a number of shares of common stock, par value $0.01 per share, of N&B (the “N&B Common Stock”) and which resulted in all shares of N&B Common Stock being distributed to DuPont stockholders that participated in the Exchange Offer. The consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). The N&B Transaction was subject to IFF shareholder approval, customary regulatory approvals, tax authority rulings including a favorable private letter ruling from the U.S. Internal Revenue Service which confirms the N&B Transaction to be free of U.S. federal income tax, and expiration of the public exchange offer. DuPont does not have an ownership interest in IFF as a result of the N&B Transaction.

In the Exchange Offer, DuPont accepted approximately 197.4 million shares of its common stock in exchange for about 141.7 million shares of N&B Common Stock as of the date of the N&B Transaction. As a result, DuPont reduced its common stock outstanding by 197.4 million shares of DuPont Common Stock. In the N&B Merger, each share of N&B Common Stock was automatically converted into the right to receive one share of IFF common stock, par value $0.125 per share, based on the terms of the N&B Merger Agreement.

The results of operations of N&B are presented as discontinued operations as summarized below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
In millions
Net sales	$507	$1,551
Cost of sales	352	999
Research and development expenses	21	63
Selling, general and administrative expenses	44	151
Amortization of intangibles	38	355
Restructuring and asset related charges - net	1	6
Integration and separation costs	149	74
Sundry income (expense) - net	(2)	(1)
Interest expense	13	12
Loss from discontinued operations before income taxes	(113)	(110)
Benefit from income taxes on discontinued operations	(21)	(50)
Loss from discontinued operations, net of tax	(92)	(60)
Non-taxable gain on split-off	4,954	—
Income (loss) from discontinued operations attributable to DuPont stockholders, net of tax	$4,862	$(60)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
In millions
Depreciation and amortization	$63	$427
Capital expenditures	$27	$92

The carrying amount of major classes of assets and liabilities that were included in discontinued operations at December 31, 2020 related to N&B consist of the following:

In millions	December 31, 2020
Assets
Accounts and notes receivable - net	$1,130
Inventories	1,333
Other current assets	65
Investments and noncurrent receivables	36
Property, plant, and equipment - net	3,118
Goodwill	11,542
Other intangible assets - net	3,072
Deferred income tax assets	44
Deferred charges and other assets	319
Total assets of discontinued operations	$20,659
Liabilities
Short-term borrowings and finance lease obligations	$4
Accounts Payable	742
Income taxes payable	36
Accrued and other current liabilities	301
Long-term debt	6,195
Deferred income tax liabilities	852
Pension and other post employment benefits - noncurrent	238
Other noncurrent obligations	242
Total liabilities of discontinued operations	$8,610

In connection with the N&B Transaction and in accordance with the terms of the N&B Transaction Agreements, defined below, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The special cash payment was partially funded by an offering of $6.25 billion of senior unsecured notes (the “N&B Notes Offering”). The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account and at December 31, 2020, are reflected as restricted cash in the Company’s interim Condensed Consolidated Balance Sheets. In order to fund the remainder of the Special Cash Payment, on February 1, 2021, N&B borrowed $1.25 billion under a senior unsecured term loan agreement (the "N&B Term Loan"). The obligations and liabilities associated with the N&B Notes Offering and the N&B Term Loan were separated from the Company on February 1, 2021 upon consummation of the N&B Transaction. The obligations and liabilities of $6.2 billion associated with the N&B Notes Offering are classified as "Liabilities of discontinued operations" in the Company's interim Condensed Consolidated Balance Sheets.

The Company recognized a non-taxable gain of approximately $4,954 million on the N&B Transaction. The gain is recorded in "Income (loss) from discontinued operations, net of tax" in the Company's interim Consolidated Statements of Operations for the three months ended March 31, 2021.

N&B Transaction Agreements
In connection with the N&B Transaction, effective December 15, 2019, the Company, as previously discussed, entered into the following agreements:

•A Separation and Distribution Agreement, subsequently amended and joined by Neptune Merger Sub II Inc., a subsidiary of IFF on January 22, 2021, and as amended further on February 1, 2021 (as amended, the “N&B Separation and Distribution Agreement”) with N&B and IFF, which, among other things, governs the separation of the N&B Business from DuPont and certain other post-closing obligations between DuPont and N&B related thereto;

•An Agreement and Plan of Merger, (the “N&B Merger Agreement”) with N&B, IFF and Neptune Merger Sub I Inc., governing the N&B Merger and related matters; and

•An Employee Matters Agreement, subsequently amended on January 22, 2021, (as amended, the “N&B Employee Matters Agreement Agreement”), with N&B and IFF, which, among other things, allocates among the parties the pre- and post-closing liabilities in respect of the current and former employees of the N&B Business (including liabilities in respect of employee compensation and benefit plans).

In connection with the closing of the N&B Transaction, and effective February 1, 2021, the Company entered into the following agreements:

•DuPont, N&B and certain of their subsidiaries entered into an Intellectual Property Cross-License Agreement (the “N&B IP Cross-License Agreement”). The IP Cross-License Agreement sets forth the terms and conditions under which the applicable parties may use in their respective businesses certain know-how (including trade secrets), copyrights, design rights, software, and patents, allocated to another party pursuant to the N&B Separation and Distribution Agreement, and pursuant to which N&B may use certain standards retained by DuPont. All licenses under the IP Cross-License Agreement are non-exclusive, worldwide, and royalty-free; and

•DuPont, N&B and IFF entered into a Tax Matters Agreement (the “N&B Tax Matters Agreement”), which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, the preservation of the expected tax-free status of the transactions contemplated by the N&B Separation and Distribution Agreement, and other matters regarding taxes. See Note 6 for additional information on the N&B Tax Matters Agreement.

Assets Held for Sale
In October 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products. In January 2021, the Company entered into separate definitive agreements to sell its Clean Technologies and Solamet® businesses. These divestitures, subject to regulatory approval and customary closing conditions, are expected to close in the second half of 2021 and generate in aggregate pre-tax cash proceeds of about $920 million. The Company also signed a non-binding letter of intent to sell Chestnut Run labs, a portion of the Company's Chestnut Run campus. This transaction is expected to close within one year.

The assets and liabilities associated with the Biomaterials and Clean Technologies businesses met the held for sale criteria at December 31, 2020, and the assets and liabilities associated with the Solamet® business and Chestnut Run labs met the held for sale criteria at March 31, 2021. The Biomaterials, Clean Technologies and Solamet® businesses are reported in Corporate.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials, Clean Technologies, and Solamet® business units and Chestnut Run labs as of March 31, 2021 (collectively, the “Held for Sale Disposal Group”) and the Biomaterials and Clean Technologies business units as of December 31, 2020:

In millions	March 31, 2021	December 31, 2020
Assets
Accounts and notes receivable - net	$68	$63
Inventories	72	75
Other current assets	36	35
Investments and noncurrent receivables	166	164
Property, plant and equipment - net	83	34
Goodwill	267	267
Other intangible assets	168	168
Deferred charges and other assets	3	4
Assets held for sale	$863	$810
Liabilities
Accounts payable	$44	$40
Income taxes payable	3	1
Accrued and other current liabilities	40	50
Deferred income tax liabilities	29	30
Pension and other post-employment benefits - noncurrent	1	1
Other noncurrent obligations	16	18
Liabilities related to assets held for sale	$133	$140

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Industrial segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. For the three months ended March 31,2020, a pre-tax gain of $197 million ($102 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations.

Integration and Separation Costs
Integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. In the first quarter of 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the divestiture of the Held for Sale Disposal Group. In the first quarter of 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions.

These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended March 31,
In millions	2021	2020
Integration and separation costs	$6	$123

NOTE 3 - REVENUE
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

On February 1, 2021, the Company realigned and renamed certain businesses as part of the 2021 Segment Realignment resulting in changes to its management and reporting structure (see Note 22 for additional details). In conjunction with the 2021 Segment Realignment, DuPont made the following changes to its major product lines:
•Within Electronics & Industrial (formerly known as Electronics & Imaging) realigned product lines to include businesses formerly in Transportation & Industrial and renamed the Image Solutions product lines as Industrial Solutions;
•Renamed Safety & Construction as Water & Protection;
•Realigned certain businesses from the former Non-Core segment and renamed product lines within Mobility & Materials (formerly known as Transportation & Industrial) as Advanced Solutions, Engineering Polymers, and Performance Resins.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2021	2020
Industrial Solutions	$458	$412
Interconnect Solutions	330	266
Semiconductor Technologies	512	437
Electronics & Industrial	$1,300	$1,115
Safety Solutions	$637	$631
Shelter Solutions	360	348
Water Solutions	331	297
Water & Protection	$1,328	$1,276
Advanced Solutions	$382	$306
Engineering Polymers	497	519
Performance Resins	336	266
Mobility & Materials	$1,215	$1,091
Corporate [1]	$133	$188
Total	$3,976	$3,670
1. Corporate net sales reflect activity of to be divested and previously divested businesses.

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2021	2020
U.S. & Canada	$1,051	$1,152
EMEA [1]	830	791
Asia Pacific	1,950	1,581
Latin America	145	146
Total	$3,976	$3,670
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

Revenue recognized in the first three months of 2021 from amounts included in contract liabilities at the beginning of the period and the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional were insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	March 31, 2021	December 31, 2020
In millions
Accounts and notes receivable - trade [1]	$2,077	$1,911
Deferred revenue - current [2]	$32	$16
Deferred revenue - noncurrent [3]	$20	$21
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes asset impairments, were $2 million for the three months ended March 31, 2021 and $398 million for the three months ended March 31, 2020. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $55 million at March 31, 2021 and $96 million at December 31, 2020, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $170 million inception-to-date, consisting of severance and related benefit costs of $118 million and asset related charges of $52 million.

The following tables summarize the charges related to the 2020 Restructuring Program:

	Three Months Ended March 31,
In millions	2021	2020
Severance and related benefit costs	$—	$90
Asset related charges	2	15
Total restructuring and asset related charges - net	$2	$105

2020 Restructuring Program Charges by Segment	Three Months Ended March 31,
In millions	2021	2020
Electronics & Industrial	$—	$4
Water & Protection	—	20
Mobility & Materials	—	24
Corporate	2	57
Total	$2	$105

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2020	$62	$—	$62
Year-to-date restructuring charges	$—	$2	$2
Charges against the reserve	—	(2)	(2)
Cash payments	$(26)	$—	$(26)
Reserve balance at March 31, 2021	$36	$—	$36

Total liabilities related to the 2020 Restructuring Program were $36 million at March 31, 2021 and $62 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2020 Restructuring Program is considered substantially complete.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). The Company has recorded pre-tax restructuring charges of $124 million inception-to-date, consisting of severance and related benefit costs of $97 million and asset related charges of $27 million.

Total liabilities related to the 2019 Restructuring Program were $6 million at March 31, 2021 and $14 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2019 Restructuring Program is considered substantially complete.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), which was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $346 million inception-to-date, consisting of severance and related benefit costs of $138 million, asset related charges of $159 million and contract termination charges of $49 million.

Total liabilities related to the Synergy Program were $13 million at March 31, 2021 and $20 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Synergy Program is considered substantially complete.

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

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within Corporate gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its Biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a $270 million pre-tax impairment charge recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operation for the three months ended March 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 5 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2021	2020
Non-operating pension and other post-employment benefit (OPEB) credits	$12	$11
Interest income	2	2
Net gain on divestiture and sales of other assets and investments [1]	27	197
Foreign exchange losses, net	(9)	(3)
Miscellaneous (expenses) income - net [2]	(16)	5
Sundry income (expense) - net	$16	$212
1. The three months ended March 31, 2021 reflects income of $24 million related to the gain on sale of assets within the Electronics & Industrial segment. The three months ended March 31, 2020 reflects income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Industrial segment.
2. The three months ended March 31, 2021 includes an impairment charge of approximately $15 million related to Chestnut Run labs, which is part of the Held for Sale Disposal Group.

Cash, Cash Equivalents and Restricted Cash
At December 31, 2020, the Company had approximately $6.2 billion recorded within non-current “Restricted cash” in the Consolidated Balance Sheet. The restricted cash relates to net proceeds received from an offering of $6.25 billion of senior unsecured notes (the "N&B Notes Offering") associated with the N&B transaction. On February 1, 2021 this amount was released from escrow as part of the N&B Transaction and is no longer restricted. The liability from the N&B Notes Offering was classified as "Liabilities of discontinued operations" in the Company's interim Condensed Consolidated Balance Sheet as of December 31, 2020. See Note 2 for further discussion of the Company's divestiture of the N&B business.

NOTE 6 - INCOME TAXES
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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2021 was 5.6 percent, compared with an effective tax rate of (20.6) percent for the first quarter of 2020. The effective tax rate for the first quarter of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the first quarter of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting Corporate. See Note 12 for more information regarding the goodwill impairment charge.

Certain internal distributions and reorganizations that occurred in preparation for the N&B Transaction qualified as tax-free transactions under the applicable sections of the Internal Revenue Code. If the aforementioned transactions were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax liability. In connection with the closing of the N&B Transaction, DuPont, N&B and IFF entered into the N&B Tax Matters Agreement. Under the N&B Tax Matters Agreement, the Company would generally be allocated such liability and not be indemnified, unless certain non-qualifying actions are undertaken by N&B or IFF. To the extent that the Company is responsible for any such liability, there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

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

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2021 and 2020:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2021	2020
Income (loss) from continuing operations, net of tax	$541	$(550)
Net income from continuing operations attributable to noncontrolling interests	4	6
Income (loss) from continuing operations attributable to common stockholders	$537	$(556)
Income (loss) from discontinued operations, net of tax	4,857	(60)
Net income from discontinued operations attributable to noncontrolling interests	—	—
Income (loss) from discontinued operations attributable to common stockholders	4,857	(60)
Net income (loss) attributable to common stockholders	$5,394	$(616)

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$0.89	$(0.75)
Earnings (loss) from discontinued operations, net of tax	8.03	(0.08)
Earnings (loss) attributable to common stockholders [2]	$8.92	$(0.83)

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$0.89	$(0.75)
Earnings (loss) from discontinued operations, net of tax	8.01	(0.08)
Earnings (loss) attributable to common stockholders [2]	$8.90	$(0.83)

Share Count Information	Three Months Ended March 31,
Shares in millions	2021	2020
Weighted-average common shares - basic	604.8	738.6
Plus dilutive effect of equity compensation plans	1.5	—
Weighted-average common shares - diluted	606.3	738.6
Stock options and restricted stock units excluded from EPS calculations [1]	2.2	6.4
1.These outstanding options to purchase shares of common stock and restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.
2.Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	March 31, 2021	December 31, 2020
Accounts receivable – trade [1]	$2,015	$1,850
Notes receivable – trade	62	61
Other [2]	532	510
Total accounts and notes receivable - net	$2,609	$2,421
1.Accounts receivable – trade is net of allowances of $33 million at March 31, 2021 and      at December 31, 2020. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

NOTE 9 - INVENTORIES

Inventories	March 31, 2021	December 31, 2020
In millions
Finished goods	$1,526	$1,503
Work in process	552	515
Raw materials	294	251
Supplies	127	124
Total inventories	$2,499	$2,393

NOTE 10 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			March 31, 2021	December 31, 2020
In millions
Land and land improvements	1	-	25	$619	$682
Buildings	1	-	50	2,038	2,031
Machinery, equipment, and other	1	-	25	7,211	7,127
Construction in progress				1,235	1,283
Total property, plant and equipment				$11,103	$11,123
Total accumulated depreciation				$4,359	$4,256
Total property, plant and equipment - net				$6,744	$6,867

	Three Months Ended March 31,
In millions	2021	2020
Depreciation expense	$161	$168

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

The Company's net investment in nonconsolidated affiliates is shown in the following table:

Investments in Nonconsolidated Affiliates	March 31, 2021	December 31, 2020
In millions
Investments and other noncurrent receivables	$902	$889
Accrued and other current liabilities	(69)	(71)
Net investment in nonconsolidated affiliates	$833	$818

The Company maintained an ownership interest in 14 nonconsolidated affiliates at March 31, 2021.

Sales to nonconsolidated affiliates represented less than 2 percent and 3 percent of total net sales for the three months ended March 31, 2021 and 2020, respectively. Sales to nonconsolidated affiliates for the three months ended March 31, 2020 were primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group, prior to the TCS/Hemlock Disposal in the third quarter of 2020. Sales of this raw material to the HSC Group are reflected in Corporate. Purchases from nonconsolidated affiliates represented less than 4 percent of “Cost of sales” for the three months ended March 31, 2021 and 2020.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2021 were as follows:

	Electronics & Industrial	Water & Protection	Mobility & Materials	Total
In millions
Balance at December 31, 2020	$8,458	$6,969	$3,275	$18,702
Currency Translation Adjustment	(61)	(88)	(50)	(199)
Other	—	—	8	8
Balance at March 31, 2021	$8,397	$6,881	$3,233	$18,511

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

The 2021 Segment Realignment served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by its reporting units as of February 1, 2021, prior to the realignment. As part of the 2021 Segment Realignment, the Company assessed and re-defined certain reporting units effective February 1, 2021, including reallocation of goodwill on a relative fair value basis, as applicable, to new reporting units identified. Goodwill impairment analyses were then performed for the new reporting units identified in the Electronics & Industrial and Mobility & Materials segments impacted by the 2021 Segment Realignment. No impairments were identified as a result of the analyses described above.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within Corporate gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform impairment analyses related to goodwill. As part of the analysis, the Company determined that the fair value of its Photovoltaic and Advanced Materials (“PVAM”) reporting unit was below its carry value resulting in an impairment charge to goodwill. Valuations of the PVAM reporting unit under a combination of the market approach and income approach reflect softening conditions in photovoltaics markets as compared to prior estimates. In connection with this analysis, the Company recorded a pre-tax, non-cash impairment charge of $533 million for the three months ended March 31, 2020 within Corporate.

The Company's analyses above used the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and tax rates. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,763	$(1,181)	$1,582	$2,844	$(1,220)	$1,624
Trademarks/tradenames	1,095	(453)	642	1,095	(440)	655
Customer-related	6,979	(2,423)	4,556	7,075	(2,361)	4,714
Other	130	(82)	48	131	(81)	50
Total other intangible assets with finite lives	$10,967	$(4,139)	$6,828	$11,145	$(4,102)	$7,043
Intangible assets with indefinite lives:
Trademarks/tradenames	1,029	—	1,029	1,029	—	1,029
Total other intangible assets	1,029	—	1,029	1,029	—	1,029
Total	$11,996	$(4,139)	$7,857	$12,174	$(4,102)	$8,072

As part of the 2021 Segment Realignment, the Company reallocated its intangible assets with indefinite lives to align with the new segment structure. This served as a triggering event requiring the Company to perform an impairment analysis related to intangible assets with indefinite lives carried by its existing Electronics & Imaging and Transportation & Industrial segments as of February 1, 2021, prior to the realignment. Subsequent to the realignment the Company realigned intangible assets with indefinite lives as applicable to align the intangible assets with indefinite lives with the new segment structure. Impairment analyses were then performed for the intangible assets with indefinite lives carried by the Electronics & Industrial and Mobility & Materials segments. No impairments were identified as a result of the analyses described above.

During the first quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting Corporate. See Note 4 for further discussion.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	March 31, 2021	December 31, 2020
In millions
Electronics & Industrial	$2,528	$2,611
Water & Protection	2,855	2,920
Mobility & Materials	2,474	2,541
Total	$7,857	$8,072

Total estimated amortization expense for the remainder of 2021 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2021	$482
2022	$628
2023	$603
2024	$581
2025	$535
2026	$516

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The Company's long-term debt due within one year at March 31, 2021 and December 31, 2020 was $1,997 million and $1 million, respectively.

The following table summarizes the Company's finance lease obligations and long-term debt:

Long-Term Debt	March 31, 2021		December 31, 2020
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Final maturity 2021 [1]	$2,000	2.17%	$—	—%
Final maturity 2023 [2]	2,800	3.89%	4,800	3.18%
Final maturity 2025 [2]	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter [2]	6,050	5.13%	6,050	5.13%
Other facilities:
Term loan due 2022	—	—%	3,000	1.25%
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	80		90
Less: Long-term debt due within one year [1,3]	1,997		1
Total	$10,625		$15,611
1.Represents May 2020 Notes.
2. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
3. Presented net of current portion of unamortized debt issuance costs.

Principal Payments of long-term debt for the remainder of 2021 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at March 31, 2021	Total
In millions
Remainder of 2021	$2,000
2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 21. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $12,617 million and $18,336 million at March 31, 2021 and December 31, 2020, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2021
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	May 2019	$3,000	$2,978	May 2024	Floating Rate
364-day Revolving Credit Facility	April 2020	1,000	1,000	April 2021	Floating Rate
Total Committed and Available Credit Facilities		$4,000	$3,978

On April 15, 2021, the Company entered into an updated $1 billion 364-day revolving credit facility (the “2021 $1B Revolving Credit Facility") as the $1 billion 364-day revolving credit facility entered in April 2020 (the “2020 $1B Revolving Credit Facility") expired mid-April. As of the effectiveness of the 2021 $1B Revolving Credit Facility, the 2020 $1B Revolving Credit Facility was terminated. The $1B Revolving Credit facility may be used for general corporate purposes.

N&B Transaction
As part of the N&B Transaction, the Company received a Special Cash Payment of approximately $7.3 billion. The Special Cash Payment was partially funded by the N&B Notes Offering, which was completed on September 16, 2020. In order to fund the remainder of the Special Cash Payment, immediately prior to the consummation of the N&B Transaction, N&B borrowed $1.25 billion under the N&B Term Loan on February 1, 2021. The obligations and liabilities associated with the N&B Notes Offering and the N&B Term Loan were separated from the Company on February 1, 2021 upon consummation of the N&B Transaction. See Note 2 for more information.

May Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The consummation of the N&B Transaction triggered the special mandatory redemption feature of the May Debt Offering and on May 3, 2021, the Company provided notice that it will redeem the May 2020 Notes on May 13, 2021. The Company will use proceeds from the Special Cash Payment to redeem the May 2020 Notes in full together with accrued and unpaid interest.

Term Loan Facilities
On February 1, 2021, the Company terminated its fully drawn term loan facilities in the aggregate principle amount of $3 billion (the "Term Loan Facilities"). The termination triggered the repayment of the aggregate outstanding principal amount of $3 billion, plus accrued and unpaid interest through and including January 31, 2021. The Company funded the repayment with proceeds from the Special Cash Payment.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $749 million at March 31, 2021. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $138 million at March 31, 2021. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes and May 2020 Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2020 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2021, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at March 31, 2021.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Environmental Matters
As of March 31, 2021, the Company has liabilities of $18 million associated with litigation matters including non-PFAS liabilities retained, assumed or indemnified under the DWDP Separation and Distribution Agreement discussed below.

In addition, DuPont has liabilities of $11 million related to the remaining settlement of the Ohio MDL, discussed below, and of $62 million in connection with the cost sharing arrangement related to future eligible PFAS costs, discussed below, between The Chemours Company (“Chemours”), Corteva, EID and the Company. Management believes that it is reasonably possible the Company could incur eligible PFAS costs in excess of the amounts accrued, but any such losses are not estimable at this time due to various reasons, including, among others, that the underlying matters are in their early stages and have significant factual issues to be resolved. Eligible PFAS costs are included in PFAS Stray Liabilities discussed below.

Discontinued and/or Divested Operations and Businesses ("DDOB") Liabilities of EID
Under the DWDP Separation and Distribution Agreement and the Letter Agreement between Corteva and DuPont, DDOB liabilities of EID primarily related to EID’s agriculture business were allocated to or retained by Corteva and those primarily related to EID’s specialty products business were allocated to or retained by the Company. EID DDOB liabilities not primarily related to EID’s agriculture business or specialty products business (“Stray Liabilities”), are allocated as follows:

•Generally, indemnifiable losses as defined in the DWDP Separation and Distribution Agreement, (“Indemnifiable Losses”) for Stray Liabilities, to the extent they do not arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS, defined below, (“Non-PFAS Stray Liabilities”) that are known as of April 1, 2019 are borne by Corteva up to a specified amount set forth in the schedules to the Separation and Distribution Agreement and/or Letter Agreement. Non-PFAS Stray Liabilities in excess of such specified amounts and any Non-PFAS Stray Liabilities not listed in the schedules to the DWDP Separation and Distribution Agreement or Letter Agreement are borne by Corteva and/or DuPont up to separate, aggregate thresholds of $200 million each to the extent Corteva or DuPont, as applicable, incurs an Indemnifiable Loss. Once Corteva’s or DuPont’s $200 million threshold is met, the other would generally bear all Non-PFAS Stray Liabilities until meeting its $200 million threshold. After the respective $200 million thresholds are met, DuPont will bear 71 percent of such losses and Corteva will bear 29 percent of such losses. While DuPont believes it is probable that it will incur a liability related to Non-PFAS Stray Liabilities discussed below, such liability is not reasonably estimable at March 31, 2021. Therefore, at March 31, 2021, DuPont has not recorded an accrual related to Non-PFAS Liabilities.
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

On January 22, 2021, the Company, Corteva, EID and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to release certain claims that had been raised by Chemours including any claims arising out of or resulting from the process and manner in which EID structured or conducted the Chemours Separation, and any other claims that challenge the Chemours Separation or the assumption of Chemours Liabilities (as defined in the Chemours Separation Agreement) by Chemours and the allocation thereof, subject in each case to certain exceptions set forth in the MOU. In connection with the MOU, the confidential arbitration process regarding certain claims by Chemours was terminated in February 2021. The parties have further agreed not to bring any future, additional claims regarding the Chemours Separation Agreement or the MOU outside of arbitration.

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

The parties have agreed to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU in the second quarter of 2021.

Ohio MDL Personal Injury Cases
DuPont, which was formed after the spin-off of Chemours by EID, is not named in the personal injury and other PFAS actions discussed below.

In 2004, EID settled a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and

diagnosed high cholesterol. In 2017, Chemours and EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, have been filed or noticed and are pending in the Ohio MDL.

On January 21, 2021, EID and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount is $83 million in cash with each of the Company and EID contributing $27 million and Chemours contributing $29 million. At March 31, 2021 the Company had paid $16 million of its $27 million contribution; the remainder was paid in April 2021. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EID or Chemours. In connection with the Settlement, in April 2021 the plaintiffs filed a motion to terminate the Ohio MDL. The case captioned “Abbott v E. I. du Pont de Nemours and Company” is not included in the Settlement and is presently pending appeal.

In the Abbott case, the jury returned a verdict in March 2020 against EID, awarding $50 million in compensatory damages to the plaintiff and his wife, who claimed that exposure to PFOA in drinking water caused him to develop testicular cancer. In March 2021, the trial judge entered an order denying EID’s post-trial motions for a reduction in the verdict amount for Mr. Abbott but reduced Mrs. Abbott’s verdict for loss of consortium from $10 million to $250,000, reducing the total verdict to $40.25 million. EID has appealed the verdict. The plaintiffs also sought but were not awarded punitive damages.

In addition to the actions described above, there are several cases alleging damages to natural resources, the environment, water, and/or property as well as various other allegations. DuPont and Corteva are named in most of the actions discussed below. Such actions include additional claims based on allegations that the transfer by EID of certain PFAS liabilities to Chemours prior to the Chemours Separation resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EID, Corteva and DuPont.

Natural Resource Damage Matters
Since May 2017, a number of state attorneys general have filed lawsuits against DuPont, Corteva, EID, Chemours, and others, claiming environmental contamination by certain PFAS compounds. Such actions are currently pending in Michigan, New Hampshire, New Jersey, North Carolina, Ohio and Vermont. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

Additionally, DuPont has engaged with the State of Delaware regarding potential similar causes of action for PFAS and other contaminants.

Other PFAS Environmental Matters
Several additional lawsuits have been filed by residents, local water districts, and private water companies against EID, Chemours, Corteva, DuPont and others in New York, New Jersey, and California generally alleging contamination of water systems due to the release of PFAS compounds. These suits seek compensatory and punitive damages, as well as present and future costs to clean up the alleged contamination. This includes a putative class action filed in the Northern District of New York on behalf of all individuals who, as of December 1, 2015, are or were owners of real property located in the Village of Hoosick Falls, New York and who obtain their drinking water from a privately owned well which has allegedly been contaminated by PFAS. The plaintiffs seek compensatory and punitive damages as well as medical monitoring. The certification of the class is currently pending before the court.

Additionally, there are several actions that have been filed in New Jersey and New York on behalf of residents who allege personal injuries due to exposure to PFAS in their drinking water. These lawsuits generally seek compensatory and punitive damages stemming from those alleged injuries and medical monitoring.

Aqueous Film Forming Foam
Beginning in April 2019, several dozen lawsuits involving water contamination arising from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EID, Chemours, 3M and other AFFF manufacturers and in different parts of the country. Most were consolidated in multi-district litigation docket in federal district court in South Carolina (the

“SC MDL”). Many of those cases also name DuPont as a defendant. Those actions largely seek remediation of the alleged PFAS contamination in and around military bases and airports as well as medical monitoring of affected residents. The first ten bellwether cases have been selected by the court, all of which are water district contamination cases.

As of March 31, 2021, approximately 1,020 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer. DuPont has been named as a defendant in most of these personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. EID and the Company have never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2021, the Company had accrued obligations of $82 million for probable environmental remediation and restoration costs, inclusive of $37 million retained and assumed following the DWDP Distributions and $45 million of indemnified liabilities. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. This is management’s best estimate of the costs for remediation and restoration with respect to environmental matters for which the Company has accrued liabilities, although it is reasonably possible that the ultimate cost with respect to these particular matters could range up to $172 million above the amount accrued at March 31, 2021. Consequently, it is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. At December 31, 2020 the Company had accrued obligations of $80 million for probable environmental remediation and restoration costs.

Pursuant to the DWDP Separation and Distribution Agreement, the Company is required to indemnify certain clean-up responsibilities and associated remediation costs. The accrued environmental obligations of $45 million as of March 31, 2021 includes amount for which the Company indemnifies Dow and Corteva. At March 31, 2021, the Company has indemnified Dow and Corteva $8 million and $37 million, respectively.

Indemnifications
In connection with the ongoing divestitures and transactions, the Company has indemnified and has been indemnified by respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. At March 31, 2021, the indemnification assets were $80 million within "Accounts and notes receivable - net" and $228 million within "Deferred charges and other assets" and the indemnification liabilities were $160 million within "Accrued and other current liabilities" and $140 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At March 31, 2021 and December 31, 2020, the Company had directly guaranteed $180 million and $189 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. At March 31, 2021, no collateral was held by the Company.

The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at March 31, 2021	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2021	$15
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2021	$165
Total guarantees		$180
1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. At March 31, 2021, all maximum future payments had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 15 - OPERATING LEASES
Operating lease costs for the three months ended March 31, 2021 and 2020 were $29 million and $31 million, respectively. Operating cash flows from operating leases were $29 million and $31 million for the three months ended March 31, 2021 and 2020, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the three months ended March 31, 2021 and 2020 were $22 million and $53 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets [1]	$416	$423
Current operating lease liabilities [2]	98	117
Noncurrent operating lease liabilities [3]	320	308
Total operating lease liabilities	$418	$425
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

Lease Term and Discount Rate for Operating Leases	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.63	6.78
Weighted average discount rate	2.06%	2.41%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2021	Operating Leases
In millions
Remainder of 2021	$83
2022	91
2023	70
2024	51
2025	30
2026 and thereafter	133
Total lease payments	$458
Less: Interest	40
Present value of lease liabilities	$418

In connection with the N&B Distribution, DuPont entered into leasing agreements with IFF, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories to IFF. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Consolidated Balance Sheet or interim Consolidated Statement of Operations.

NOTE 16 - STOCKHOLDERS' EQUITY
As part of the Exchange Offer from the N&B Transaction, the Company accepted and retired approximately 197.4 million shares of its common stock in exchange for about 141.7 million shares of N&B Common Stock. As a result, the Company reduced its common stock outstanding by 197.4 million shares of DuPont Common Stock as of February 1, 2021.

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expires on June 1, 2021. During the first quarter, the Company repurchased and retired 6.8 million shares for $500 million under the 2019 Share Buyback Program. At March 31, 2021, the Company had repurchased and retired a total of 23.7 million shares at a cost of $1.5 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). The Company expects to repurchase shares under the 2021 Share Buyback Program after the completion of the 2019 Share Buyback Program.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2021 and 2020:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2020
Balance at January 1, 2020	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive loss before reclassifications	(396)	(2)	—	(398)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Net other comprehensive income (loss)	$(396)	$2	$—	$(394)
Balance at March 31, 2020	$(1,466)	$(343)	$(1)	$(1,810)
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(477)	8	—	(469)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(293)	$85	$1	$(207)
Balance at March 31, 2021	$177	$(340)	$—	$(163)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not material for the three months ended March 31, 2021 and 2020.

A summary of the reclassifications out of AOCL for the three months ended March 31, 2021 and 2020 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Income Classification
In millions	2021	2020
Cumulative translation adjustments	$184	$—	See (1) below
Pension and other post-employment benefit plans	$106	$3	See (1) below
Tax (benefit) expense	(29)	1	See (1) below
After tax	$77	$4
Derivative Instruments	$1	$—	See (1) below
Total reclassifications for the period, after tax	$262	$4
1. The activity for the three months ended March 31, 2021 is classified within "Income (loss) from discontinued operations, net of tax" and "Sundry income (expense) - net" as part of the N&B Transaction and continuing operations, respectively. The activity for the three months ended March 31, 2020 is classified within the "Sundry income (expense) - net" and "Provision for income taxes on continuing operations" lines.

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020:

Noncontrolling Interests	Three Months Ended March 31,
In millions	2021	2020
Balance at beginning of period	$566	$569
Net income attributable to noncontrolling interests	4	6
Distributions to noncontrolling interests	(19)	(6)
Cumulative translation adjustments	(7)	(8)
Split-off of N&B	(27)	—
Other	—	5
Balance at end of period	$517	$566

NOTE 18 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

On February 1, 2021, the Company's net underfunded balance was reduced by $232 million after certain assets and obligations were separated from the Company to N&B plans effective as part of the N&B Transaction.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended March 31,
In millions	2021	2020
Defined Benefit Pension Plans:
Service cost [1]	$15	$18
Interest cost [2]	11	14
Expected return on plan assets [3]	(28)	(28)
Amortization of prior service credit [4]	(1)	(1)
Amortization of net loss [5]	3	4
Curtailment/settlement [6]	2	—
Net periodic benefit cost - total	$2	$7
Less: Net periodic benefit cost - discontinued operations	1	4
Net periodic benefit cost - continuing operations	$1	$3
1. The service cost from continuing operations was $13 million and $14 million for the three months ended March 31, 2021 and 2020, respectively.
2. The interest cost from continuing operations was $11 million and $13 million for the three months ended March 31, 2021 and 2020, respectively.
3. The expected return on plan assets from continuing operations was $27 million and $26 million for the three months ended March 31, 2021 and 2020, respectively.
4. The amortization of prior service credit from continuing operations a gain of $1 million for both the three months ended March 31, 2021 and 2020.
5. The amortization of unrecognized net loss from continuing operations was $3 million for both the three months ended March 31, 2021 and 2020.
6. The curtailment and settlement costs from continuing operations was $2 million for the three months ended March 31, 2021. There were no curtailment or settlement costs from continuing operations for the three months ended March 31, 2020.

Activity related to other post-employment benefits was considered immaterial for both the current and comparative periods. The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $75 million by year-end 2021.

NOTE 19 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the second quarter of 2020, the stockholders of DuPont approved the 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or a combination of the foregoing. Under the 2020 Plan, a maximum of 18 million shares of common stock are available for award as of March 31, 2021. In June of 2019, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, RSUs and performance-based restricted stock units ("PSUs"). Under the DuPont OIP, a maximum of 2 million shares of common stock are available for award as of March 31, 2021.

DuPont recognized share-based compensation expense in continuing operations of $17 million and $38 million for the three months ended March 31, 2021 and 2020, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $8 million for the three months ended March 31, 2021 and 2020, respectively.

In the first quarter of 2021, the Company granted 0.6 million RSUs, 0.6 million stock options and 0.4 million PSUs. The weighted-average fair values per share associated with the grants were $72.88 per RSU, $16.92 per stock option and $78.23 per PSU. The stock options had a weighted-average exercise price per share of $72.98.

Effect of the N&B Distributions on Equity Awards
At the time of the N&B Distribution, outstanding, unvested share-based compensation awards that were denominated in DuPont common stock and held by N&B Employees were terminated and reissued as equity awards issued under the IFF stock plan.

NOTE 20 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2021 and December 31, 2020:

Fair Value of Financial Instruments	March 31, 2021				December 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$3,246	$—	$—	$3,246	$1,105	$—	$—	$1,105
Restricted cash equivalents [1]	$14	$—	$—	$14	$6,223	$—	$—	$6,223
Marketable securities	$2,001	$—	$—	$2,001	$—	$—	$—	$—
Total cash equivalents, restricted cash equivalents and marketable securities	$5,261	$—	$—	$5,261	$7,328	$—	$—	$7,328
Long-term debt including debt due within one year	$(12,622)	$—	$(2,002)	$(14,624)	$(15,612)	$—	$(2,725)	$(18,337)
Derivatives relating to:
Foreign currency [2]	—	13	(10)	3	—	4	(13)	(9)
Total derivatives	$—	$13	$(10)	$3	$—	$4	$(13)	$(9)
1.Classified as "Other current assets" in the interim Condensed Consolidated Balance Sheets.
2.Presented net of cash collateral where master netting arrangements allow.

Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, and interest rate risks. The Company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. As of the first quarter of 2021, the Company has not designated any derivatives or non-derivatives as hedging instruments.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2021	Dec 31, 2020
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$84	$(304)
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $20 million for the three months ended March 31, 2021 ($4 million gain for the month ended March 31, 2020). The income statement effects of other derivatives were immaterial.

Reclassification from AOCL
The Company does not expect to reclassify gains or losses related to foreign currency contracts from AOCL to income within the next 12 months and there are currently no such amounts included within AOCL.

NOTE 21 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2021	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$3,260
Marketable securities [2]	2,001
Derivatives relating to: [3]
Foreign currency contracts [4]	20
Total assets at fair value	$5,281
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$14,624
Derivatives relating to: [3]
Foreign currency contracts [4]	17
Total liabilities at fair value	$14,641
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. Primarily time deposits with maturities of greater than three months at time of acquisition.
3. See Note 20 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
4. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts were $7 million for both assets and liabilities as of March 31, 2021.
5. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2020	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$7,328
Derivatives relating to: [2]
Foreign currency contracts [3]	13
Total assets at fair value	$7,341
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$18,337
Derivatives relating to: [2]
Foreign currency contracts [3]	22
Total liabilities at fair value	$18,359
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 20 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts were $9 million for both assets and liabilities as of December 31, 2020.
4. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

2020 Fair Value Measurements on a Nonrecurring Basis
During the first quarter of 2020, the Company recorded impairment charges related to long-lived assets within the Biomaterials business unit. See Note 4 for further discussion of this fair value measurement.

NOTE 22 - SEGMENTS AND GEOGRAPHIC REGIONS
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

Effective February 1, 2021, in conjunction with the closing of the N&B Transaction, the Company completed the 2021 Segment Realignment resulting in a change to its management and reporting structure. These changes resulted in the following:
•Realignment of certain businesses from Transportation & Industrial to Electronics & Imaging
•Dissolution of the Non-Core segment with the businesses to be divested and previously divested reflected in Corporate
•Realignment of the remaining Non-Core businesses to Transportation & Industrial

In addition, the following name changes occurred:
•Electronics & Imaging was renamed Electronics & Industrial
•Transportation & Industrial was renamed Mobility & Materials
•Safety & Construction was renamed Water & Protection

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate [1]	Total
In millions
Three Months Ended March 31, 2021
Net sales	$1,300	$1,328	$1,215	$133	$3,976
Operating EBITDA [2]	$436	$355	$278	$(22)	$1,047
Equity in earnings of nonconsolidated affiliates	$9	$12	$3	$2	$26
Three months ended March 31, 2020
Net sales	$1,115	$1,276	$1,091	$188	$3,670
Operating EBITDA [2]	$327	$357	$215	$8	$907
Equity in earnings of nonconsolidated affiliates	$9	$7	$1	$22	$39
1.Corporate includes activity of to be divested and previously divested businesses.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended March 31, 2021 and 2020		Three Months Ended March 31,
In millions		2021	2020
Income (Loss) from continuing operations, net of tax		$541	$(550)
+	Provision for income taxes on continuing operations	32	94
Income (Loss) from continuing operations before income taxes		$573	$(456)
+	Depreciation and amortization	328	345
-	Interest income [1]	2	2
+	Interest expense	146	171
-	Non-operating pension/OPEB benefit [1]	12	11
-	Foreign exchange losses, net [1]	(9)	(3)
-	Significant items	(5)	(857)
Operating EBITDA		$1,047	$907
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2021	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(6)	$(6)
Restructuring and asset related charges - net [2]	—	—	—	(2)	(2)
Gain on divestiture [3]	2	—	—	1	3
Total	$2	$—	$—	$(7)	$(5)
1. Integration and separation costs related to strategic initiatives including the divestiture of the Held for Sale Disposal Group.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Three Months Ended March 31, 2020	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(123)	$(123)
Restructuring and asset related charges - net [2]	(4)	(25)	(25)	(74)	(128)
Goodwill impairment charge [3]	—	—	—	(533)	(533)
Asset impairment charges [4]	—	—	—	(270)	(270)
Gain on divestiture [5]	197	—	—	—	197
Total	$193	$(25)	$(25)	$(1,000)	$(857)
1. Integration and separation costs related to the post-DWDP Merger integration and the DWDP Distributions.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. See Note 12 for additional information.
4. See Note 4 for additional information.
5. Reflected in "Sundry income (expense) - net." See Note 2 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the interim Consolidated Financial Statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Recent Developments
•Result of Operations
•Segment Results
•Changes in Financial Condition

Overview
As of March 31, 2021, the Company has $6.9 billion of working capital and approximately $6.4 billion in cash, cash equivalents, and marketable securities. The Company expects its cash, cash equivalents, and marketable securities, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) where, on the terms and subject to the conditions of the Exchange Offer, eligible participating DuPont stockholders had the option to tender all, some or none of their shares of common stock, par value $0.01 per share, of DuPont (the “DuPont Common Stock”) for a number of shares of common stock, par value $0.01 per share, of N&B (the “N&B Common Stock”) and which resulted in all shares of N&B Common Stock being distributed to DuPont stockholders that participated in the Exchange Offer. The consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The company used a portion of the proceeds to retire its $3 billion term loan facilities on February 1, 2021 and will use the proceeds to fund the redemption, in accordance with their terms, of the $2 billion May 2020 Notes issuance. See discussion below and within “Liquidity and Capital Resources” for more information.

DWDP Merger and DWDP Distributions
Effective August 31, 2017, pursuant to the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of December 11, 2015, as amended on March 31, 2017 ("Merger Agreement"), The Dow Chemical Company ("TDCC") and E. I. du Pont de Nemours and Company ("EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and EID became subsidiaries of DowDuPont (the "DWDP Merger").

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

Following the Corteva Distribution, the Company holds the specialty products business as continuing operations. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont" (the "Company"). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD."

N&B Transaction
The financial position of DuPont as of March 31, 2021 and December 31, 2020 and the results of operations of DuPont for the three months ended March 31, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 2 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 22 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

RECENT DEVELOPMENTS

2021 Segment Realignments
Effective February 1, 2021, immediately following the separation and distribution of the N&B Business, the Company completed the 2021 Segment Realignment and made changes to its management and reporting structure. These changes include the following:
• Realignment of certain businesses from Transportation & Industrial to Electronics & Imaging;
• Dissolution of the Non-Core segment with the businesses to be divested and previously divested reflected in Corporate;
• Realignment of the remaining Non-Core businesses to Transportation & Industrial.
In addition, the following name changes occurred:
• Electronics & Imaging is renamed Electronics & Industrial;
• Transportation & Industrial is renamed Mobility & Materials;
• Safety & Construction is renamed Water & Protection.
The reporting changes have been retrospectively reflected for all periods presented. See to Notes 3 and 22 to the interim Consolidated Financial Statements for additional information.
Divestitures
In January 2021, the Company entered into separate definitive agreements to sell its Clean Technologies and Solamet® businesses for about $680 million. These divestitures, subject to regulatory approval and customary closing conditions, are expected to close in the second half of 2021. The Company also signed a non-binding letter of intent to sell Chestnut Run labs, a portion of the Company's Chestnut Run campus. This transaction is expected to close within one year. See Note 2 to the interim Consolidated Financial Statements for additional information.

Share Buyback Program
In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). The Company expects to repurchase shares under the 2021 Share Buyback Program after the completion of the 2019 Share Buyback Program.

Dividends
On February 18, 2021, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 15, 2021, to shareholders of record on March 1, 2021.

On April 28, 2021, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2021, to shareholders of record on May 28, 2021.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended
In millions	March 31, 2021	March 31, 2020
Net sales	$3,976	$3,670

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2021
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(1)%	3%	15%	—%	17%
Water & Protection	—	3	1	—	4
Mobility & Materials	1	3	7	—	11
Corporate	1	1	(4)	(27)	(29)
Total	—%	3%	7%	(2)%	8%
U.S. & Canada	—%	—%	(4)%	(5)%	(9)%
EMEA [1]	(2)	7	—	—	5
Asia Pacific	1	3	19	—	23
Latin America	6	(7)	—	—	(1)
Total	—%	3%	7%	(2)%	8%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2021 of $4.0 billion, up 8 percent from $3.7 billion for the three months ended March 31, 2020, due to a 7 percent increase in volume and a 3 percent favorable currency impact offset by a 2 percent decline in portfolio actions. Local price and product mix remained flat. The volume growth was focused in Asia Pacific offset by declines in U.S. & Canada. Volume grew across all segments, with the exception of the held for sale businesses in Corporate (down 4 percent). The most notable volume increase was in Electronics & Industrial (up 15 percent). Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 7 percent) and Asia Pacific currencies (up 3 percent). Portfolio and other changes offset sales growth with a 2 percent decrease which impacted Corporate (down 27 percent). Local price was flat compared with the same period last year. Local price increased in Latin America (up 6 percent) and Asia Pacific (up 1 percent).

Cost of Sales
Cost of sales was $2.5 billion for the three months ended March 31, 2021, up from $2.3 billion for the three months ended March 31, 2020. Cost of sales increased for the three months ended March 31, 2021 primarily due to increased sales volume and currency impacts.

Cost of Sales as a percentage of net sales was 63 percent for the three months ended March 31, 2021 and March 31, 2020.

Research and Development Expenses ("R&D")
R&D expenses totaled $156 million in the first quarter of 2021, down from $173 million in the first quarter of 2020. R&D as a percentage of net sales was 4 percent and 5 percent for the three months ended March 31, 2021 and 2020, respectively. The decrease for the three months ended March 31, 2021 as compared with the same period of the prior year was primarily due to productivity actions and temporary cost reductions related to COVID-19.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $456 million in the first quarter of 2021, down from $482 million in the first quarter of 2020. SG&A as a percentage of net sales was 11 percent and 13 percent for the three months ended March 31, 2021 and 2020, respectively. The decrease for the three months ended March 31, 2021 as compared with the same period of the prior year was primarily due to productivity actions and reduced spending.

Amortization of Intangibles
Amortization of intangibles was $167 million in the first quarter of 2021, down from $178 million in the first quarter of 2020. See Note 12 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $2 million in the first quarter of 2021, down from $398 million in the first quarter of 2020. The activity in the first quarter of 2021 is due to a $2 million charge related to the 2020 Restructuring Program. The activity in the first quarter of 2020 included a $270 million impairment charge related to long-lived assets in Corporate, a $105 million charge related to the 2020 Restructuring Program, $18 million charge related to the 2019 Restructuring Program and a $5 million charge related to the DowDuPont Cost Synergy Program. See Note 4 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charge
There were no goodwill related impairments for the three months ended March 31, 2021. For the three months ended March 31, 2020, goodwill impairment charge was $533 million. The goodwill impairment charge relates to businesses to be divested in 2021 which are included in Corporate. See Note 12 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. In the first quarter of 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the divestiture of the Held for Sale Disposal Group. In the first quarter of 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions. These costs were $6 million in the first quarter of 2021, down from $123 million in the first quarter of 2020. The decline was primarily related to the timing of the post-DWDP Merger integration activities and the DWDP Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $26 million in the first quarter of 2021, down from $39 million in the first quarter of 2020. The decrease is primarily due to the sale of the HSC Group in the third quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the first quarter of 2021 was income of $16 million compared with income of $212 million in the first quarter of 2020. The first quarter of 2021 included benefits related to the sale of assets within the Electronics & Industrial segment of $24 million and income related to non-operating pension and other post-employment benefit credits of $12 million, partially offset by an impairment charge related to the held for sale classification of Chestnut Run labs of $15 million and foreign currency exchange losses of $9 million. The first quarter of 2020 included benefits related to sales of the Compound Semiconductor Solutions business unit of $197 million and income related to non-operating pension and other post-employment benefit credits of $11 million.

Interest Expense
Interest expense was $146 million and $171 million for the three months ended March 31, 2021 and 2020, respectively. The decrease primarily relates to the maturity of the November 2020 Notes, the early repayment of the $3.0 billion Term Loan Facilities, and absence of commercial paper borrowings, partially offset by financing costs related to the May Debt Offering. Refer to Note 13 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2021 was 5.6 percent, compared with an effective tax rate of (20.6) percent for the first quarter of 2020. The effective tax rate for the first quarter of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the first quarter of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting Corporate.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures can be found in Note 22 to the interim Consolidated Financial Statements.

Effective February 1, 2021, DuPont changed its management and reporting structure. The reporting changes have been retrospectively reflected in the following discussion of segment results for all periods presented. See Note 22 to the interim Consolidated Financial Statements for additional information.

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication of semiconductors and integrated circuits, and provides innovative metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, medical silicones and specialty lubricants.

Electronics & Industrial	Three Months Ended
In millions	March 31, 2021	March 31, 2020
Net sales	$1,300	$1,115
Operating EBITDA	$436	$327
Equity earnings	$9	$9

Electronics & Industrial	Three Months Ended
Percentage change from prior year	March 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%
Currency	3
Volume	15
Portfolio & other	—
Total	17%

Electronics & Industrial net sales were $1,300 million for the three months ended March 31, 2021, up 17 percent from $1,115 million for the three months ended March 31, 2020. Net sales increased due to a 15 percent increase in volume and a 3 percent favorable currency impact partially offset by a 1 percent decline in price. Volume growth was driven by Semiconductor Technologies new technology ramps at advanced nodes within the logic and foundry segment and increased memory demand in servers and data centers. Volume growth within Interconnect Solutions was driven by higher material content in next-generation smartphones. Within Industrial Solutions, volume gains in display materials and healthcare more than offset weakness in aerospace and flexographic printing.
Operating EBITDA was $436 million for the three months ended March 31, 2021, up 33 percent compared with $327 million for the three months ended March 31, 2020 driven by strong volume growth and a gain on the sale of assets.

WATER & PROTECTION
The Water & Protection segment is a leading provider of engineered products and integrated systems for a number of industries including worker safety, water purification and separation, aerospace, energy, medical packaging and building materials. The segment satisfies the growing global needs of businesses, governments, and consumers for solutions that make life safer, healthier, and better. By uniting market-driven science with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively.

Water & Protection	Three Months Ended
In millions	March 31, 2021	March 31, 2020
Net sales	$1,328	$1,276
Operating EBITDA	$355	$357
Equity earnings	$12	$7

Water & Protection	Three Months Ended
Percentage change from prior year	March 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	3
Volume	1
Portfolio & other	—
Total	4%

Water & Protection net sales were $1,328 million for the three months ended March 31, 2021, up from $1,276 million for the three months ended March 31, 2020 driven by a 3 percent favorable impact from currency and volume growth of 1 percent. Local price and portfolio remained flat. Strong volume gains in Water Solutions and increased demand within Shelter Solutions residential construction and do-it-yourself applications were offset by volume declines in Safety Solutions.
Operating EBITDA was $355 million for the three months ended March 31, 2021, flat compared with $357 million for the three months ended March 31, 2020 as volume gains and productivity actions were offset by higher manufacturing and supply chain costs.

MOBILITY & MATERIALS
The Mobility & Materials segment provides high-performance engineering resins and adhesives to engineers and designers in the transportation, electronics, industrial and consumer end-markets to enable systems solutions for demanding applications and environments. The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment supplies key materials for the manufacturing of photovoltaic cells and panels, including backsheet materials and silicone encapsulates and adhesives. The segment provides specialty pastes and films used in consumer electronics, automotive, and aerospace markets. Mobility & Materials is a global leader of advanced materials that provides technologies that differentiate customers’ products with improved performance characteristics enabling the transition to hybrid-electric-connected vehicles and high speed high frequency connectivity.

Mobility & Materials	Three Months Ended
In millions	March 31, 2021	March 31, 2020
Net sales	$1,215	$1,091
Operating EBITDA	$278	$215
Equity earnings	$3	$1

Mobility & Materials	Three Months Ended
Percentage change from prior year	March 31, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	3
Volume	7
Portfolio & other	—
Total	11%

Mobility & Materials net sales were $1,215 million for the three months ended March 31, 2021, up from $1,091 million for the three months ended March 31, 2020. Net sales increased due to a 7 percent increase in volume, a 3 percent favorable currency impact and a 1 percent increase in local price. Volume growth was driven by gains in Performance Resins and Advanced Solutions attributable to the continued recovery of the global automotive market as well as strong demand for microcircuit materials. Engineering Polymers volume declined due to global supply constraints on key raw materials.
Operating EBITDA was $278 million for the three months ended March 31, 2021, up 29 percent compared with $215 million for the three months ended March 31, 2020 driven by volume gains and cost savings from productivity actions.

Corporate
Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. The sales and activity of to be divested and previously divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units, and the trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group”) historically included in the Non-Core segment are reflected as Corporate activity.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2020 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2021.

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

In millions	March 31, 2021	December 31, 2020
Cash, cash equivalents, and marketable securities	$6,385	$2,544
Total debt	$12,622	$15,612

The Company's cash, cash equivalents, and marketable securities at March 31, 2021 and December 31, 2020 were $6.4 billion and $2.5 billion, respectively, of which $1.9 billion at March 31, 2021 and $1.8 billion at December 31, 2020 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at March 31, 2021 and December 31, 2020 was $12.6 billion and $15.6 billion, respectively. The decrease was primarily due to the termination and repayment of the Company's $3 billion Term Loan Facilities in the first quarter of 2021.

As of March 31, 2021, the Company is contractually obligated to make future cash payments of $12,702 million and $6,457 million associated with principal and interest, respectively, on debt obligations. Related to the principal balance, $2,000 million, which relates to the May 2020 Notes, will be redeemed on May 13, 2021 and the remainder will be due subsequent to March 31, 2022. Related to interest, $525 million will be due in the next twelve months and the remainder will be due subsequent to March 31, 2022. The decrease in debt and interest obligations since December 31, 2020 is due to the release of obligations associated with the N&B Notes Offering that were separated from the Company on February 1, 2021, upon consummation of the N&B Transaction. This resulted in $6,250 million of principal, mostly due subsequent to 2025, and related $2,637 million of future interest obligations being separated from the Company.

Special Cash Payment
In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The Company utilized the Special Cash Payment to repay the $3 billion Term Loan Facilities and will use a portion of the Special Cash Payment to redeem the May 2020 Notes, as discussed below.

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

On April 15, 2021, the Company entered into an updated $1.0 billion 364-day revolving credit facility (the “2021 $1B Revolving Credit Facility") as the $1.0 billion 364-day revolving credit facility entered in April 2020 (the “2020 $1B

Revolving Credit Facility") expired mid-April. As of the effectiveness of the 2021 $1B Revolving Credit Facility, the 2020 $1B Revolving Credit Facility was terminated. The $1B Revolving Credit facility may be used for general corporate purposes.

May Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). Upon consummation of the N&B Transaction, the special mandatory redemption feature of the May Debt Offering was triggered, requiring the Company to redeem all of the May 2020 Notes at a redemption price equal to 100% of the aggregate principal amount of the May 2020 Notes plus accrued and unpaid interest. On May 3, 2021, the Company provided notice that it will redeem the May 2020 Notes on May 13, 2021. The Company will fund the redemption with proceeds from the Special Cash Payment.

Laird Performance Materials
On March 8, 2021, the Company announced that it had entered into a definitive agreement with Advent International to acquire Laird Performance Materials for $2.3 billion. The acquisition is expected to close in the third quarter of 2021, subject to regulatory approvals and other customary closing conditions, and will be part of the Electronic & Industrials segment. The Company intends to pay for the acquisition from existing cash balances.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At April 30, 2021, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes and May 2020 Notes contains certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Five-Year Revolving Credit Facility and the 2020 and 2021 $1B Revolving Credit Facilities contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2021, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2021	March 31, 2020
Cash provided by (used for):
Operating activities	$378	$718
Investing activities	$(2,260)	$(124)
Financing activities	$(2,458)	$(344)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(37)	$(45)
Cash, cash equivalents and restricted cash reclassified as discontinued operations	$—	$6

Cash Flows from Operating Activities
In the first three months of 2021, cash provided by operating activities was $378 million, compared with $718 million in the same period last year. The decrease in cash provided by operating activities was primarily due to an increase in the use of cash for net working capital, as well as a decrease in net income after adjustment for non-cash items such as net gain on sales of businesses and investments, restructuring and asset related charges, goodwill impairment charges, and depreciation and amortization. Activity related to the N&B business is included in all three months of the comparative period and the first month of 2021.

Net Working Capital [1]	March 31, 2021	Dec 31, 2020
In millions (except ratio)
Current assets	$12,540	$8,349
Current liabilities	5,667	3,616
Net working capital	$6,873	$4,733
Current ratio	2.21:1	2.31:1
1.Net working capital has been presented to exclude the assets and liabilities related to the N&B Transaction. The assets and liabilities related to the N&B Transaction are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Condensed Consolidated Balance Sheets for the year ended December 31, 2020.

Cash Flows from Investing Activities
In the first three months of 2021, cash used for investing activities was $2,260 million, compared with $124 million in the first three months of 2020. The increase in cash used was primarily attributable to an increase in purchases of investments and a decrease in proceeds from sales of property and businesses (net of cash dividend), partially offset by a decrease in capital expenditures. Activity related to the N&B business is included in all three months of the comparative period and the first month of 2021.

Cash Flows from Financing Activities
In the first three months of 2021, cash used for financing activities was $2,458 million compared with $344 million in the same period last year. The primary driver of the increase in cash used was an increase in payments on long-term debt and an increase in share purchases of common stock, partially offset by proceeds from issuance of long-term debt transferred to IFF at split-off. Activity related to the N&B business is included in all three months of the comparative period and the first month of 2021.

Dividends
On February 18, 2021, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 15, 2021, to shareholders of record on March 1, 2021.

On April 28, 2021, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2021, to shareholders of record on May 28, 2021.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a $2 billion share buyback program, which expires on June 1, 2021 ("2019 Share Buyback Program"). As of March 31, 2021, the Company repurchased 23.7 million shares under this program since inception at a total cost of $1.5 billion. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). The Company expects to repurchase shares under the 2021 Share Buyback Program after the completion of the 2019 Share Buyback Program.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $75 million by year-end 2021 to certain non-US pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $170 million inception-to-date, consisting of severance and related benefit costs of $118 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $36 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $124 million inception-to-date, consisting of severance and related benefit costs of $97 million and asset related charges of $27 million. Actions associated with the 2019 Restructuring Program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $6 million and relate to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $346 million inception-to-date, consisting of severance and related benefit costs of $138 million, asset related charges of $159 million and contract termination charges of $49 million. Actions associated with the Synergy Program, including employee separations, are considered substantially complete. Future cash payments related to the Synergy Program are anticipated to be $13 million and relate to the payment of severance and related benefits.

See Note 4 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At March 31, 2021 and December 31, 2020, the Company had directly guaranteed $180 million and $189 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 14 to the interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 20 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2020 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2021, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

In connection with the N&B Transaction, there were several processes, policies, operations, technologies and information systems that were transferred or separated. Through the quarter ended March 31, 2021, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.

DuPont de Nemours Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 14 to the interim Consolidated Financial Statements.

Litigation
See Note 14 to the interim Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2021, under its share buyback program announced on June 1, 2019 which expires June 1, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
January	—	—	—	1,018
February	2,500,050	70.01	2,500,050	843
March	4,349,157	74.72	4,349,157	518
First Quarter 2021	6,849,207	$73.00	6,849,207	$518

On March 8, 2021, the Company announced a new $1.5 billion share buyback program, which expires on June 30, 2022. The Company has not made any repurchases under the new program.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed April 30, 2021.
3.2	Fifth Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed April 30, 2021.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: May 4, 2021

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware