Form 10-Q
period 2021-06-30
DuPont de Nemours, Inc.
filed 2021-08-04
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The registrant had 523,056,692 shares of common stock, $0.01 par value, outstanding at August 2, 2021.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2021

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

The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and six months ended June 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

On July 1, 2021, DuPont completed the previously announced acquisition of the Laird Performance Materials business, (the “Laird PM Acquisition”).

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to the: (i) ability to achieve expected benefits, synergies and operating efficiencies in connection with the Laird PM Acquisition within the expected time frames or at all or to successfully integrate the Laird Performance Materials business; (ii) ability to achieve anticipated tax treatments in connection with the N&B Transaction, Laird PM Acquisition or the DWDP Distributions; (iii) changes in relevant tax and other laws; (iv) indemnification of certain legacy liabilities of EID in connection with the Corteva Distribution; (v) risks and costs related to the performance under and impact of the cost sharing arrangement by and between DuPont, Corteva and The Chemours Company related to future eligible PFAS costs; (vi) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (vii) uncertainty as to the long-term value of DuPont common stock; (viii) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume; and (ix) other risks to DuPont's business, operations; each as further discussed in detail in and results of operations as discussed in DuPont’s annual report on Form 10-K for the year ended December 31, 2020 and its subsequent reports on Form 10-Q and Form 8-K. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2021	2020	2021	2020
Net sales	$4,135	$3,289	$8,111	$6,959
Cost of sales	2,655	2,298	5,167	4,617
Research and development expenses	148	153	304	326
Selling, general and administrative expenses	459	414	915	896
Amortization of intangibles	167	177	334	355
Restructuring and asset related charges - net	10	24	12	422
Goodwill impairment charge	—	2,498	—	3,031
Integration and separation costs	23	16	29	139
Equity in earnings of nonconsolidated affiliates	25	102	51	141
Sundry income (expense) - net	146	(11)	162	201
Interest expense	129	181	275	352
Income (loss) from continuing operations before income taxes	715	(2,381)	1,288	(2,837)
Provision for income taxes on continuing operations	151	8	183	102
Income (loss) from continuing operations, net of tax	564	(2,389)	1,105	(2,939)
(Loss) income from discontinued operations, net of tax	(77)	(82)	4,780	(142)
Net income (loss)	487	(2,471)	5,885	(3,081)
Net income attributable to noncontrolling interests	9	7	13	13
Net income (loss) available for DuPont common stockholders	$478	$(2,478)	$5,872	$(3,094)

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$1.05	$(3.26)	$1.93	$(4.01)
(Loss) earnings per common share from discontinued operations - basic	(0.15)	(0.11)	8.43	(0.19)
Earnings (loss) per common share - basic	$0.90	$(3.37)	$10.36	$(4.20)
Earnings (loss) per common share from continuing operations - diluted	$1.04	$(3.26)	$1.92	$(4.01)
(Loss) earnings per common share from discontinued operations - diluted	(0.14)	(0.11)	8.41	(0.19)
Earnings (loss) per common share - diluted	$0.90	$(3.37)	$10.33	$(4.20)

Weighted-average common shares outstanding - basic	529.6	734.3	567.0	736.5
Weighted-average common shares outstanding - diluted	531.2	734.3	568.5	736.5
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2021	2020	2021	2020
Net income (loss)	$487	$(2,471)	$5,885	$(3,081)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	119	345	(365)	(59)
Pension and other post-employment benefit plans	(1)	3	11	5
Derivative instruments	18	—	18	—
Split-off of N&B	—	—	258	—
Total other comprehensive income (loss)	136	348	(78)	(54)
Comprehensive income (loss)	623	(2,123)	5,807	(3,135)
Comprehensive income attributable to noncontrolling interests, net of tax	8	10	5	8
Comprehensive income (loss) attributable to DuPont	$615	$(2,133)	$5,802	$(3,143)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$3,962	$2,544
Accounts and notes receivable - net	2,826	2,421
Inventories	2,642	2,393
Other current assets	216	181
Assets held for sale	846	810
Assets of discontinued operations	—	20,659
Total current assets	10,492	29,008
Property, plant and equipment - net of accumulated depreciation (June 30, 2021 - $4,528; December 31, 2020 - $4,256)	6,856	6,867
Other Assets
Goodwill	18,565	18,702
Other intangible assets	7,707	8,072
Restricted cash	—	6,206
Investments and noncurrent receivables	1,068	1,047
Deferred income tax assets	183	190
Deferred charges and other assets	968	812
Total other assets	28,491	35,029
Total Assets	$45,839	$70,904
Liabilities and Equity
Current Liabilities
Accounts payable	$2,349	$2,222
Income taxes payable	236	169
Accrued and other current liabilities	1,219	1,085
Liabilities related to assets held for sale	136	140
Liabilities of discontinued operations	—	8,610
Total current liabilities	3,940	12,226
Long-Term Debt	10,627	15,611
Other Noncurrent Liabilities
Deferred income tax liabilities	1,869	2,053
Pension and other post-employment benefits - noncurrent	1,045	1,110
Other noncurrent obligations	894	834
Total other noncurrent liabilities	3,808	3,997
Total Liabilities	18,375	31,834
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2021: 524,644,217 shares; 2020: 734,204,054 shares)	5	7
Additional paid-in capital	49,681	50,039
Accumulated deficit	(22,783)	(11,586)
Accumulated other comprehensive (loss) income	(26)	44
Total DuPont stockholders' equity	26,877	38,504
Noncontrolling interests	587	566
Total equity	27,464	39,070
Total Liabilities and Equity	$45,839	$70,904
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2021	2020
Operating Activities
Net income (loss)	$5,885	$(3,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	724	1,546
Credit for deferred income tax and other tax related items	(157)	(310)
Earnings of nonconsolidated affiliates in excess of dividends received	(38)	(103)
Net periodic pension benefit cost	3	16
Pension contributions	(45)	(49)
Net gain on sales and split-offs of assets, businesses and investments	(5,118)	(193)
Restructuring and asset related charges - net	14	423
Goodwill impairment charge	—	3,031
Other net loss	92	92
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(346)	111
Inventories	(337)	(12)
Accounts payable	232	34
Other assets and liabilities, net	(91)	15
Cash provided by operating activities	818	1,520
Investing Activities
Capital expenditures	(499)	(719)
Proceeds from sales of property and businesses, net of cash divested	172	427
Acquisitions of property and businesses, net of cash acquired	(11)	(73)
Purchases of investments	(2,001)	(1)
Proceeds from sales and maturities of investments	2,001	1
Other investing activities, net	9	17
Cash used for investing activities	(329)	(348)
Financing Activities
Changes in short-term notes payable	—	(274)
Proceeds from issuance of long-term debt	—	2,025
Proceeds from issuance of long-term debt transferred to IFF at split-off	1,250	—
Payments on long-term debt	(5,000)	(27)
Purchases of common stock	(1,143)	(232)
Proceeds from issuance of Company stock	108	34
Employee taxes paid for share-based payment arrangements	(25)	(13)
Distributions to noncontrolling interests	(24)	(10)
Dividends paid to stockholders	(319)	(442)
Cash transferred to IFF at split-off	(100)	—
Other financing activities, net	(3)	(11)
Cash (used for) provided by financing activities	(5,256)	1,050
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(30)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,795)	2,192
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,767	1,569
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8	8
Cash, cash equivalents and restricted cash at beginning of period	8,775	1,577
Cash, cash equivalents and restricted cash from continuing operations, end of period	3,980	3,762
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	7
Cash, cash equivalents and restricted cash at end of period	$3,980	$3,769
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2021 and 2020

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	(3)
Net (loss) income	—	—	(3,094)	—	—	13	(3,081)
Other comprehensive loss	—	—	—	(49)	—	(5)	(54)
Dividends ($0.90 per common share)	—	(662)	—	—	—	—	(662)
Common stock issued/sold	—	34	—	—	—	—	34
Stock-based compensation	—	57	—	—	—	—	57
Contributions from non-controlling interests	—	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	—	(10)	(10)
Purchases of treasury stock	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	232	—	—
Other	—	(34)	1	—	—	—	(33)
Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$572	$37,577

Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	5,872	—	—	13	5,885
Other comprehensive loss	—	—	—	(70)	—	(8)	(78)
Dividends ($0.90 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	108	—	—	—	—	108
Stock-based compensation	—	13	—	—	—	—	13
Contributions from non-controlling interests	—	—	—	—	—	67	67
Distributions to non-controlling interests	—	—	—	—	—	(24)	(24)
Purchases of treasury stock	—	—	—	—	(1,143)	—	(1,143)
Retirement of treasury stock	—	—	(1,143)	—	1,143	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	(3)	—	—	—	—	(3)
Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2021 and 2020

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2020	$7	$50,605	$(9,251)	$(1,810)	$—	$566	$40,117
Net (loss) income	—	—	(2,478)	—	—	7	(2,471)
Other comprehensive income	—	—	—	345	—	3	348
Dividends ($0.60 per common share)	—	(440)	—	—	—	—	(440)
Common stock issued/sold	—	—	—	—	—	—	—
Stock-based compensation	—	27	—	—	—	—	27
Distributions to non-controlling interests	—	—	—	—	—	(4)	(4)
Purchases of treasury stock	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—
Other	—	(1)	1	—	—	—	—
Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$572	$37,577

Balance at March 31, 2021	$5	$49,964	$(22,618)	$(163)	$—	$517	$27,705
Net income	—	—	478	—	—	9	487
Other comprehensive loss	—	—	—	137	—	(1)	136
Dividends ($0.60 per common share)	—	(315)	—	—	—	—	(315)
Common stock issued/sold	—	18	—	—	—	—	18
Stock-based compensation	—	17	—	—	—	—	17
Contributions from non-controlling interests	—	—	—	—	—	67	67
Distributions to non-controlling interests	—	—	—	—	—	(5)	(5)
Purchases of treasury stock	—	—	—	—	(643)	—	(643)
Retirement of treasury stock	—	—	(643)	—	643	—	—
Other	—	(3)	—	—	—	—	(3)
Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company's Current Report on Form 8-K filed on June 3, 2021, collectively referred to as the "Recast 2020 Annual Report," which was filed in order to recast the Company's 2020 Annual Report on Form 10-K to reflect the presentation of the N&B Business as discontinued operations and to reflect the changes in the Company's reportable segments. These interim Consolidated Financial Statements should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and six months ended June 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 22 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

NOTE 2 - ACQUISITIONS AND DIVESTITURES
Laird Performance Materials
On July 1, 2021, DuPont completed the previously announced acquisition of Laird Performance Materials (“Laird PM”) from Advent International (“Laird PM Acquisition”). See Note 23 for further discussion.

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

The results of operations of N&B are presented as discontinued operations as summarized below:

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2020	2021	2020
Net sales	$1,539	$507	$3,090
Cost of sales	993	352	1,992
Research and development expenses	56	21	119
Selling, general and administrative expenses	127	46	278
Amortization of intangibles	351	38	706
Restructuring and asset related charges - net	(5)	1	1
Integration and separation costs	129	172	203
Equity in earnings of nonconsolidated affiliates	1	—	1
Sundry income (expense) - net	(3)	8	(4)
Interest expense	12	13	24
Loss from discontinued operations before income taxes	(126)	(128)	(236)
Benefit from income taxes on discontinued operations	(44)	(26)	(94)
Loss from discontinued operations, net of tax	(82)	(102)	(142)
Non-taxable gain on split-off	—	4,950	—
(Loss) Income from discontinued operations attributable to DuPont stockholders, net of tax	$(82)	$4,848	$(142)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2020	2021	2020
Depreciation and amortization	$425	$63	$852
Capital expenditures	$33	$27	$125

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

In connection with the N&B Transaction and in accordance with the terms of the N&B Transaction Agreements, defined below, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post closing adjustment pursuant to the terms of the N&B Separation & Distribution Agreement. The special cash payment was partially funded by an offering of $6.25 billion of senior unsecured notes (the “N&B Notes Offering”). The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account and at December 31, 2020, are reflected as restricted cash in the Company’s interim Condensed Consolidated Balance Sheets. In order to fund the remainder of the Special Cash Payment, on February 1, 2021, N&B borrowed $1.25 billion under a senior unsecured term loan agreement (the "N&B Term Loan"). The obligations and liabilities associated with the N&B Notes Offering and the N&B Term Loan were separated from the Company on February 1, 2021 upon consummation of the N&B Transaction. The obligations and liabilities of $6.2 billion associated with the N&B Notes Offering are classified as "Liabilities of discontinued operations" in the Company's interim Condensed Consolidated Balance Sheets at December 31, 2020.

The Company recognized a non-taxable gain of approximately $4,950 million on the N&B Transaction. The gain is recorded in "(Loss) Income from discontinued operations, net of tax" in the Company's interim Consolidated Statements of Operations for the six months ended June 30, 2021.

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

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax of $63 million and $66 million for the three and six months ended June 30, 2021 related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EID and a settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General. For additional information on these matters, refer to Note 14.

Assets Held for Sale
In October 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products. The sale of the Biomaterials business unit is expected to close within one year. In January 2021, the Company entered into a definitive agreement to sell its Clean Technologies business, which is expected to close in the second half of 2021. These divestitures are subject to regulatory approval and customary closing conditions and are expected to generate in aggregate pre-tax cash proceeds of about $750 million. The Company also signed a non-binding letter of intent to sell Chestnut Run labs, a portion of the Company's Chestnut Run campus. This transaction is expected to close within one year.

The assets and liabilities associated with the Biomaterials and Clean Technologies businesses met the held for sale criteria at September 30, 2020, and the assets associated with Chestnut Run labs met the held for sale criteria at March 31, 2021. These assets and liabilities remain classified as held for sale at June 30, 2021. The results of operations of the Biomaterials and Clean Technologies businesses are reported in Corporate.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials and Clean Technologies business units and Chestnut Run labs as of June 30, 2021 (collectively, the “Held for Sale Disposal Group”) and the Biomaterials and Clean Technologies business units as of December 31, 2020:

In millions	June 30, 2021	December 31, 2020
Assets
Accounts and notes receivable - net	$57	$63
Inventories	69	75
Other current assets	38	35
Investments and noncurrent receivables	169	164
Property, plant and equipment - net	75	34
Goodwill	267	267
Other intangible assets	168	168
Deferred charges and other assets	3	4
Assets held for sale	$846	$810
Liabilities
Accounts payable	$52	$40
Income taxes payable	1	1
Accrued and other current liabilities	37	50
Deferred income tax liabilities	29	30
Pension and other post-employment benefits - noncurrent	1	1
Other noncurrent obligations	16	18
Liabilities related to assets held for sale	$136	$140

Sale of Solamet®
On June 30, 2021, the Company completed the sale of its Solamet® business unit, which is part of Corporate. Total consideration received related to the sale of the business is approximately $190 million, of which $47 million will be received in the third quarter. For the three months ended June 30, 2021, a pre-tax gain of $140 million ($105 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations.

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Industrial segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. For the six months ended June 30, 2020, a pre-tax gain of $197 million ($102 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations.

Integration and Separation Costs
Integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and six months ended June 30, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the planned divestiture of the Held for Sale Disposal Group and the divestiture of the Solamet® business unit. For the three and six months ended June 30, 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions.

These costs are recorded within "Integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Integration and separation costs	$23	$16	$29	$139

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Industrial Solutions	$480	$379	$938	$791
Interconnect Solutions	339	274	669	540
Semiconductor Technologies	501	458	1,013	895
Electronics & Industrial	$1,320	$1,111	$2,620	$2,226
Safety Solutions	$650	$581	$1,287	$1,212
Shelter Solutions	419	316	779	664
Water Solutions	343	347	674	644
Water & Protection	$1,412	$1,244	$2,740	$2,520
Advanced Solutions	$391	$249	$773	$555
Engineering Polymers	557	360	1,054	879
Performance Resins	322	181	658	447
Mobility & Materials	$1,270	$790	$2,485	$1,881
Corporate [1]	$133	$144	266	332
Total	$4,135	$3,289	$8,111	$6,959
1. Corporate net sales reflect activity of to be divested and previously divested businesses.

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
U.S. & Canada	$1,155	$957	$2,206	$2,109
EMEA [1]	814	597	1,644	1,388
Asia Pacific	2,016	1,641	3,966	3,222
Latin America	150	94	295	240
Total	$4,135	$3,289	$8,111	$6,959
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

Revenue recognized in the first six months of 2021 from amounts included in contract liabilities at the beginning of the period and the amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional were insignificant.

Contract Balances	June 30, 2021	December 31, 2020
In millions
Accounts and notes receivable - trade [1]	$2,198	$1,911
Deferred revenue - current [2]	$31	$16
Deferred revenue - noncurrent [3]	$11	$21
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes asset impairments, were $10 million and $12 million for the three and six months ended June 30, 2021 and $24 million and $422 million for the three and six months ended June 30, 2020. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $48 million at June 30, 2021 and $96 million at December 31, 2020, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $180 million inception-to-date, consisting of severance and related benefit costs of $128 million and asset related charges of $52 million.

The following tables summarize the charges related to the 2020 Restructuring Program:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Severance and related benefit costs	$10	$5	$10	$95
Asset related charges	—	9	2	24
Total restructuring and asset related charges - net	$10	$14	$12	$119

2020 Restructuring Program Charges (Credits) by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Electronics & Industrial	$2	$—	$2	$4
Water & Protection	—	2	—	22
Mobility & Materials	6	(3)	6	21
Corporate	2	15	4	72
Total	$10	$14	$12	$119

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2020	$62	$—	$62
Year-to-date restructuring charges	10	2	12
Charges against the reserve	—	(2)	(2)
Cash payments	(39)	—	(39)
Reserve balance at June 30, 2021	$33	$—	$33

Total liabilities related to the 2020 Restructuring Program were $33 million at June 30, 2021 and $62 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2020 Restructuring Program is considered substantially complete.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). The Company has recorded pre-tax restructuring charges of $126 million inception-to-date, consisting of severance and related benefit costs of $99 million and asset related charges of $27 million.

Total liabilities related to the 2019 Restructuring Program were $6 million at June 30, 2021 and $14 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2019 Restructuring Program is considered substantially complete.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), which was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $345 million inception-to-date, consisting of severance and related benefit costs of $137 million, asset related charges of $159 million and contract termination charges of $49 million.

Total liabilities related to the Synergy Program were $9 million at June 30, 2021 and $20 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Synergy Program is considered substantially complete.

Asset Impairments
In the second quarter of 2020, the Company recorded a $21 million pre-tax impairment charge related to indefinite-lived intangible assets within the Mobility & Materials segment. This charge was recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the three and six months ended June 30, 2020. See Note 12 for further discussion.

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

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within Corporate gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its Biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a $270 million pre-tax impairment charge recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operation for the six months ended June 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 5 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Non-operating pension and other post-employment benefit (OPEB) credits	$13	$8	$25	$19
Interest income	2	2	4	4
Net gain (loss) on divestiture and sales of other assets and investments [1]	140	(4)	167	193
Foreign exchange losses, net	(8)	(18)	(17)	(21)
Miscellaneous (expenses) income - net [2]	(1)	1	(17)	6
Sundry income (expense) - net	$146	$(11)	$162	$201
1. The six months ended June 30, 2021 primarily reflects income of $140 million related to the gain on sale of assets within the Corporate segment and $24 million related to the gain on sale of assets within the Electronics & Industrial segment. The six months ended June 30, 2020 includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Industrial segment.
2. The six months ended June 30, 2021 includes an impairment charge of approximately $15 million, recorded in the first quarter of 2021, related to Chestnut Run labs, which is part of the Held for Sale Disposal Group.

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

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,219 million at June 30, 2021 and $1,085 million at December 31, 2020. Accrued payroll, which is a component of "Accrued and other current liabilities," was $360 million at June 30, 2021. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2021 and no component was more than 5 percent of total current liabilities at December 31, 2020.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2021 was 21.1 percent, compared with an effective tax rate of (0.3) percent for the second quarter of 2020. For the first six months of 2021, the effective tax rate on continuing operations was 14.2% percent, compared with (3.6) percent for the first six months of 2020. The effective tax rate for the first six months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the second quarter and for the first six months of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting Corporate. See Note 12 for more information regarding the goodwill impairment charge.

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

NOTE 7 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2021 and 2020:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$564	$(2,389)	$1,105	$(2,939)
Net income from continuing operations attributable to noncontrolling interests	9	7	$13	$13
Income (loss) from continuing operations attributable to common stockholders	$555	$(2,396)	$1,092	$(2,952)
(Loss) income from discontinued operations attributable to common stockholders	(77)	(82)	$4,780	$(142)
Net income (loss) attributable to common stockholders	$478	$(2,478)	$5,872	$(3,094)

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2021	2020	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$1.05	$(3.26)	$1.93	$(4.01)
(Loss) earnings from discontinued operations, net of tax	(0.15)	(0.11)	8.43	(0.19)
Earnings (loss) attributable to common stockholders [2]	$0.90	$(3.37)	$10.36	$(4.20)

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2021	2020	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$1.04	$(3.26)	$1.92	$(4.01)
(Loss) earnings from discontinued operations, net of tax	(0.14)	(0.11)	8.41	(0.19)
Earnings (loss) attributable to common stockholders [2]	$0.90	$(3.37)	$10.33	$(4.20)

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2021	2020	2021	2020
Weighted-average common shares - basic	529.6	734.3	567.0	736.5
Plus dilutive effect of equity compensation plans	1.6	—	1.5	—
Weighted-average common shares - diluted	531.2	734.3	568.5	736.5
Stock options and restricted stock units excluded from EPS calculations [1]	2.3	6.3	2.4	6.6
1.These outstanding options to purchase shares of common stock, restricted stock, and performance stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.
2.Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.

NOTE 8 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	June 30, 2021	December 31, 2020
Accounts receivable – trade [1]	$2,141	$1,850
Notes receivable – trade	57	61
Other [2]	628	510
Total accounts and notes receivable - net	$2,826	$2,421
1.Accounts receivable – trade is net of allowances of $35 million at June 30, 2021 and $32 million at December 31, 2020. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, fair value of derivative instruments, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

NOTE 9 - INVENTORIES

Inventories	June 30, 2021	December 31, 2020
In millions
Finished goods	$1,613	$1,503
Work in process	591	515
Raw materials	289	251
Supplies	149	124
Total inventories	$2,642	$2,393

NOTE 10 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			June 30, 2021	December 31, 2020
In millions
Land and land improvements	1	-	25	$621	$682
Buildings	1	-	50	2,065	2,031
Machinery, equipment, and other	1	-	25	7,397	7,182
Construction in progress				1,301	1,228
Total property, plant and equipment				$11,384	$11,123
Total accumulated depreciation				$4,528	$4,256
Total property, plant and equipment - net				$6,856	$6,867

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Depreciation expense	$166	$172	$327	$340

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

The Company's net investment in nonconsolidated affiliates is shown in the following table:

Investments in Nonconsolidated Affiliates	June 30, 2021	December 31, 2020
In millions
Investments and noncurrent receivables	$914	$889
Accrued and other current liabilities	(65)	(71)
Net investment in nonconsolidated affiliates	$849	$818

The Company maintained an ownership interest in 14 nonconsolidated affiliates at June 30, 2021.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and six months ended June 30, 2021 and less than 3 percent of total net sales for the three and six months ended June 30, 2020. Sales to nonconsolidated affiliates for three and six months ended June 30, 2020 were primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group, prior to the TCS/Hemlock Disposal in the third quarter of 2020. Sales of this raw material to the HSC Group are reflected in Corporate. Purchases from nonconsolidated affiliates represented less than 4 percent of “Cost of sales” for the three and six months ended June 30, 2021 and less than 3 percent for the three and six months ended June 30, 2020.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2021 were as follows:

	Electronics & Industrial	Water & Protection	Mobility & Materials	Total
In millions
Balance at December 31, 2020	$8,458	$6,969	$3,275	$18,702
Currency Translation Adjustment	(42)	(60)	(43)	(145)
Other	—	—	8	8
Balance at June 30, 2021	$8,416	$6,909	$3,240	$18,565

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

In the second quarter of 2020, the Company recorded pre-tax, non-cash goodwill impairment charges of $2,498 million, impacting its Mobility & Materials and Industrial Solutions reporting units, which is reflected in "Goodwill impairment charges" in the interim Consolidated Statements of Operations for the three and six months ended June 30, 2020.

In the first quarter of 2020, the Company recorded pre-tax, non-cash goodwill impairment charges of $533 million, impacting Corporate, which is reflected in "Goodwill impairment charges" in the interim Consolidated Statements of Operations for the six months ended June 30, 2020.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,763	$(1,230)	$1,533	$2,844	$(1,220)	$1,624
Trademarks/tradenames	1,095	(466)	629	1,095	(440)	655
Customer-related	7,004	(2,536)	4,468	7,075	(2,361)	4,714
Other	131	(83)	48	131	(81)	50
Total other intangible assets with finite lives	$10,993	$(4,315)	$6,678	$11,145	$(4,102)	$7,043
Intangible assets with indefinite lives:
Trademarks/tradenames	1,029	—	1,029	1,029	—	1,029
Total other intangible assets	1,029	—	1,029	1,029	—	1,029
Total	$12,022	$(4,315)	$7,707	$12,174	$(4,102)	$8,072

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

In the second quarter of 2020, the Company performed quantitative testing on indefinite-lived intangible assets attributable to the Mobility & Materials segment, for which the Company determined that the fair value of certain tradenames had declined. As a result of the testing, the Company recorded a pre-tax, non-cash indefinite-lived intangible asset impairment charge of $21 million ($16 million after tax), which is reflected in "Restructuring and asset related charges - net," in the Consolidated Statements of Operations for the three and six months ended June 30, 2020. The remaining net book value of the tradenames attributable to the Mobility & Materials segment at June 30, 2020 was approximately $289 million, which represents fair value.

During the first quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting Corporate. See Note 4 for further discussion.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2021	December 31, 2020
In millions
Electronics & Industrial	$2,466	$2,611
Water & Protection	2,802	2,920
Mobility & Materials	2,439	2,541
Total	$7,707	$8,072

Total estimated amortization expense for the remainder of 2021 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2021	$324
2022	$607
2023	$582
2024	$562
2025	$513
2026	$495

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following table summarizes the Company's finance lease obligations and long-term debt:

Long-Term Debt	June 30, 2021		December 31, 2020
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures:
Final maturity 2023 [1,2]	$2,800	3.89%	$4,800	3.18%
Final maturity 2025 [1]	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter [1]	6,050	5.13%	6,050	5.13%
Other facilities:
Term loan due 2022	—	—%	3,000	1.25%
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	74		90
Less: Long-term debt due within one year	1		1
Total	$10,627		$15,611
1. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2. The year ended December 31, 2020 includes $2 billion related to the May 2020 Notes.

Principal Payments of long-term debt for the remainder of 2021 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at June 30, 2021	Total
In millions
Remainder of 2021	$—
2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 21. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $12,965 million and $18,336 million at June 30, 2021 and December 31, 2020, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2021
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	May 2019	$3,000	$2,975	May 2024	Floating Rate
364-day Revolving Credit Facility	April 2021	1,000	1,000	April 2022	Floating Rate
Total Committed and Available Credit Facilities		$4,000	$3,975

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

May Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). The consummation of the N&B Transaction triggered the special mandatory redemption feature of the May Debt Offering. The Company redeemed the May 2020 Notes on May 13, 2021 and funded the redemption with proceeds from the Special Cash Payment.

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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $781 million at June 30, 2021. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $133 million at June 30, 2021. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2021, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at June 30, 2021.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation, Environmental Matters, and Indemnifications
The Company and certain subsidiaries are involved in various lawsuits, claims and environmental actions that have arisen in the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain substances at various sites. In addition, in connection with divestitures and the related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. The Company records liabilities for ongoing and indemnification matters when the information available indicates that it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.

As of June 30, 2021, the Company has recorded indemnification assets of $60 million within "Accounts and notes receivable - net" and $240 million within "Deferred charges and other assets" and indemnification liabilities of $166 million within "Accrued and other current liabilities" and $190 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

The Company’s accruals discussed below for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EID and the Company and to the DWDP Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”), are included in the balances above.

PFAS Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EID, a Corteva subsidiary since June 1, 2019, completed the separation of EID’s Performance Chemicals segment through the spin-off of Chemours to holders of EID common stock (the “Chemours Separation”).

On January 22, 2021, the Company, Corteva, EID and Chemours entered into the MOU pursuant to which the parties have agreed to release certain claims that had been raised by Chemours including any claims arising out of or resulting from the process and manner in which EID structured or conducted the Chemours Separation, and any other claims that challenge the Chemours Separation or the assumption of Chemours Liabilities (as defined in the Chemours Separation Agreement) by Chemours and the allocation thereof, subject in each case to certain exceptions set forth in the MOU. In connection with the MOU, the confidential arbitration process regarding certain claims by Chemours was terminated in February 2021. The parties have further agreed not to bring any future, additional claims regarding the Chemours Separation Agreement or the MOU outside of arbitration.

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS (per- or polyfluoroalkyl substances, which include perfluorooctanoic acids and its ammonium salts (“PFOA”)) out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU.

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged, subject in each case to certain exceptions set forth in the MOU.

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

The parties have agreed to cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Under the Agreements, Divested Operations and Businesses ("DDOB") liabilities of EID not allocated to or retained by Corteva or the Company are categorized as relating to either (i) PFAS Stray Liabilities, if they arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS; or (ii) Non-PFAS Stray Liabilities, (and together with PFAS Stray Liabilities, the “EID Stray Liabilities”).

The Agreements provide that the Company and Corteva will each bear specified amounts plus an additional $200 million of Indemnifiable Losses, described below, in relation to certain EID Stray Liabilities. The Agreements further provide that the Company and Corteva will each bear 50 percent, $150 million each, of the first $300 million of total Indemnifiable Losses related to PFAS Stray Liabilities. When the companies meet their respective $150 million threshold, Indemnifiable Losses related to PFAS Stray Liabilities will be borne 71 percent by DuPont and 29 percent by Corteva. Indemnifiable Losses up to $150 million incurred for PFAS Stray Liabilities are credited against each company’s $200 million threshold.

Whenever Corteva or DuPont meets its $200 million threshold, the other would generally bear all Non-PFAS Stray Liabilities until meeting its $200 million threshold. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EID Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	Jun 30, 2021	Dec 31, 2020	Balance Sheet Classification
Current indemnified liabilities	$36	$12	Accrued and other current liabilities
Long-term indemnified liabilities	$95	$46	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$131	$58
1.As of June 30, 2021, total indemnified liabilities accrued include $108 million related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality.
2.Excludes liabilities of $27 million recognized by the Company as of December 31, 2020 related to the settlement of the Ohio MDL, discussed below.

In addition to the above, as of June 30, 2021, the Company has recognized a liability of $12.5 million related to the settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General, discussed below.

Future charges, if any, associated with the MOU would be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EID settled a West Virginia state court class action, Leach v. DuPont, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, had been filed or noticed and were pending in the Ohio MDL.

On January 21, 2021, EID and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount is $83 million in cash with each of the Company and EID contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the

Company, Corteva, EID or Chemours. In connection with the Settlement, in April 2021 the plaintiffs filed a motion to terminate the Ohio MDL. The case captioned “Abbott v E. I. du Pont de Nemours and Company” is not included in the Settlement and is presently pending appeal.

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

Since May 2017, a number of state attorneys general have filed lawsuits against DuPont, Corteva, EID, Chemours, and others, claiming environmental contamination by certain PFAS compounds. Such actions are currently pending in New Hampshire, New Jersey, North Carolina, Ohio and Vermont. In the second quarter 2021, the Michigan action was transferred to the SC MDL, discussed below. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In July 2021, Chemours, Corteva (for itself and EID) and DuPont reached a resolution with the State of Delaware that avoids litigation and addresses potential Natural Resources Damages (“NRD”) from known historical and current releases by the companies in or affecting Delaware. The resolution releases potential state NRD claims arising from the environmental impacts of various chemicals, including PFAS, across all current and historical locations. Consistent with the MOU, Chemours will bear 50 percent or $25 million of the $50 million settlement and Corteva and DuPont will each bear $12.5 million. The settlement also calls for a potential Supplemental Payment to Delaware up to a total of $25 million funded 50 percent by Chemours and 50 percent by Corteva and DuPont, jointly, under certain circumstances which are not deemed probable.

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

Additionally, there are several actions that have been filed in New Jersey against EID and Chemours on behalf of residents who allege personal injuries due to exposure to PFAS in their drinking water. These lawsuits generally seek compensatory and punitive damages stemming from those alleged injuries and medical monitoring.

In April 2021, Chemours, Corteva and DuPont and certain of their respective Dutch entities, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. The companies’ response brief in defense of the municipalities’ claims is due in September 2021.

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

As of June 30, 2021, approximately 1,160 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer, or other injuries. DuPont has been named as a defendant in most of these personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. EID and the Company have never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

Additionally, there are lawsuits filed in North Carolina state court against Chemours, EID, Corteva and DuPont seeking damages for alleged personal injuries to more than 100 individuals due to alleged exposure to PFOA and GenX originating from the Fayetteville Works plant. These lawsuits also include fraudulent transfer allegations related to the Chemours Separation.

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. These additional costs could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of June 30, 2021, the Company has liabilities of $18 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2021, the Company had accrued obligations of $203 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	Jun 30, 2021	Dec 31, 2020	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$39	$36	$94

Environmental remediation indemnified liabilities
Indemnifications related to Dow and Corteva [2]	45	44	63
MOU related obligations (discussed above) [3]	119	56	55
Total environmental related liabilities	$203	$136	$212
1.The environmental accrual as of June 30, 2021 represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued.
2.Pursuant to the DWDP Separation and Distribution Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations are included in the Indemnified Liabilities Related to the MOU presented above.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At June 30, 2021 and December 31, 2020, the Company had directly guaranteed $175 million and $189 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. At June 30, 2021, no collateral was held by the Company.

The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at June 30, 2021	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2021	$17
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2021	$158
Total guarantees		$175
1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. At June 30, 2021, all maximum future payments had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 15 - OPERATING LEASES
The components of lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Operating lease costs	$29	$33	$58	$64

Operating cash flows from operating leases were $57 million and $63 million for the six months ended June 30, 2021 and 2020, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the six months ended June 30, 2021 and 2020 were $44 million and $51 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets [1]	$413	$423
Current operating lease liabilities [2]	95	117
Noncurrent operating lease liabilities [3]	321	308
Total operating lease liabilities	$416	$425
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

Lease Term and Discount Rate for Operating Leases	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.77	5.83
Weighted average discount rate	2.06%	2.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2021	Operating Leases
In millions
Remainder of 2021	$57
2022	95
2023	73
2024	55
2025	34
2026 and thereafter	142
Total lease payments	$456
Less: Interest	40
Present value of lease liabilities	$416
In connection with the N&B Distribution, DuPont entered into leasing agreements with IFF, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories to IFF. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Consolidated Balance Sheet or interim Consolidated Statement of Operations.

NOTE 16 - STOCKHOLDERS' EQUITY
As part of the Exchange Offer from the N&B Transaction, the Company accepted and retired approximately 197.4 million shares of its common stock in exchange for about 142 million shares of N&B Common Stock. As a result, the Company reduced its common stock outstanding by 197.4 million shares of DuPont Common Stock as of February 1, 2021.

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. During the second quarter, the Company repurchased and retired 6.2 million shares for $518 million completing the 2019 Share Buyback Program. At June 30, 2021, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion under this program.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of June 30, 2021, the Company repurchased and retired 1.5 million shares for $125 million under the 2021 Share Buyback Program.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2021 and 2020:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2020
Balance at January 1, 2020	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive loss before reclassifications	(54)	(4)	—	(58)
Amounts reclassified from accumulated other comprehensive loss	—	9	—	9
Net other comprehensive (loss) income	$(54)	$5	$—	$(49)
Balance at June 30, 2020	$(1,124)	$(340)	$(1)	$(1,465)
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(357)	5	18	(334)
Amounts reclassified from accumulated other comprehensive loss	—	6	—	6
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(173)	$84	$19	$(70)
Balance at June 30, 2021	$297	$(341)	$18	$(26)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not significant for the three and six months ended June 30, 2021 and 2020.

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2021 and 2020 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Income Classification
In millions	2021	2020	2021	2020
Cumulative translation adjustments	$—	$—	$184	$—	See (1) below
Pension and other post-employment benefit plans	$2	$5	$108	$8	See (1) below
Tax (benefit) expense	—	—	(29)	1	See (1) below
After tax	$2	$5	$79	$9
Derivative instruments	$—	$—	$1	$—	See (1) below
Total reclassifications for the period, after tax	$2	$5	$264	$9
1. The activity for the six months ended June 30, 2021 is classified within "Income (loss) from discontinued operations, net of tax" and "Sundry income (expense) - net" as part of the N&B Transaction and continuing operations, respectively. The activity for the six months ended June 30, 2020 is classified within the "Sundry income (expense) - net" and "Provision for income taxes on continuing operations" lines.

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020:

Noncontrolling Interests	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Balance at beginning of period	$517	$566	$566	$569
Net income attributable to noncontrolling interests	9	7	13	13
Contributions from noncontrolling interests	67	—	67	5
Distributions to noncontrolling interests	(5)	(4)	(24)	(10)
Cumulative translation adjustments	(1)	3	(8)	(5)
Split-off of N&B	—	—	(27)	—
Balance at end of period	$587	$572	$587	$572

NOTE 18 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s Recast 2020 Annual Report.

On February 1, 2021, the Company's net underfunded balance was reduced by $232 million after certain assets and obligations were separated from the Company to N&B plans effective as part of the N&B Transaction.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Defined Benefit Pension Plans:
Service cost [1]	$14	$17	$29	$35
Interest cost [2]	10	14	21	28
Expected return on plan assets [3]	(26)	(26)	(54)	(54)
Amortization of prior service credit [4]	(1)	(2)	(2)	(3)
Amortization of net loss [5]	3	4	6	8
Curtailment/settlement [6]	1	2	3	2
Net periodic benefit cost - total	$1	$9	$3	$16
Less: Net periodic benefit cost - discontinued operations	—	3	1	7
Net periodic benefit cost - continuing operations	$1	$6	$2	$9
1. The service cost from continuing operations was $14 million and $27 million for the three and six months ended June 30, 2021, respectively, compared with $14 million and $28 million for the three and six months ended June 30, 2020, respectively.
2. The interest cost from continuing operations was $10 million and $21 million for the three and six months ended June 30, 2021, respectively, compared with $12 million and $25 million for the three and six months ended June 30, 2020, respectively.
3. The expected return on plan assets from continuing operations was $26 million and $53 million for the three and six months ended June 30, 2021, respectively, compared with $23 million and $49 million for the three and six months ended June 30, 2020.
4. The amortization of prior service credit from continuing operations was a gain of $1 million and $2 million for the three and six months ended June 30, 2021, respectively, compared with a gain of $2 million and $3 million for the three and six months ended June 30, 2020, respectively.
5. The amortization of unrecognized net loss from continuing operations was $3 million and $6 million for the three and six months ended June 30, 2021, respectively, compared with a net loss $3 million and $6 million for the three and six months ended June 30, 2020, respectively.
6. The curtailment and settlement costs from continuing operations was $1 million and $3 million for the three and six months ended June 30, 2021, respectively, compared with $2 million for both the three and six months ended June 30, 2020.

Activity related to other post-employment benefits was considered immaterial for both the current and comparative periods. The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $57 million by year-end 2021.

NOTE 19 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's Recast 2020 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or a combination of the foregoing. Under the 2020 Plan, a maximum of 18 million shares of common stock are available for award as of June 30, 2021. In June of 2019, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, RSUs and performance-based restricted stock units ("PSUs"). Under the DuPont OIP, a maximum of 2 million shares of common stock are available for award as of June 30, 2021.

DuPont recognized share-based compensation expense in continuing operations of $21 million and $22 million for the three months ended June 30, 2021 and 2020, respectively, and $38 million and $60 million for the six months ended June 30, 2021 and 2020, respectively. The income tax benefits related to stock-based compensation arrangements were $5 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $8 million and $12 million for the six months ended June 30, 2021 and 2020, respectively.

In the first quarter of 2021, the Company granted 0.6 million RSUs, 0.6 million stock options and 0.4 million PSUs. The weighted-average fair values per share associated with the grants were $72.88 per RSU, $16.92 per stock option and $78.23 per PSU. The stock options had a weighted-average exercise price per share of $72.98. There was minimal activity in the second quarter of 2021.

Effect of the N&B Distributions on Equity Awards
At the time of the N&B Distribution, outstanding, unvested share-based compensation awards that were denominated in DuPont common stock and held by N&B Employees were terminated and reissued as equity awards issued under the IFF stock plan.

NOTE 20 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	June 30, 2021				December 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$2,818	$—	$—	$2,818	$1,105	$—	$—	$1,105
Restricted cash equivalents [1]	$18	$—	$—	$18	$6,223	$—	$—	$6,223
Total cash equivalents and restricted cash equivalents	$2,836	$—	$—	$2,836	$7,328	$—	$—	$7,328
Long-term debt including debt due within one year	$(10,628)	$—	$(2,338)	$(12,966)	$(15,612)	$—	$(2,725)	$(18,337)
Derivatives relating to:
Net investment hedge [2]	—	24	—	24	—	—	—	—
Foreign currency [3,4]	—	17	(7)	10	—	4	(13)	(9)
Total derivatives	$—	$41	$(7)	$34	$—	$4	$(13)	$(9)
1.Classified as "Other current assets" in the interim Condensed Consolidated Balance Sheets.
2.Classified as "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
3.Classified as "Other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
4.Presented net of cash collateral where master netting arrangements allow.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2021	December 31, 2020
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$255	$(304)
1.Presented net of contracts bought and sold.

Derivatives Designated in Hedging Relationships
Net Foreign Investment Hedge
During the three months ended June 30, 2021, the Company entered into a fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $1 billion to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1 billion at a interest rate of 4.73% for €819 million at a weighted average interest rate of 3.26%. The cross-currency swap is designated as a net investment hedge and expires on November 15, 2028.

The Company has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within AOCL, net of amounts associated with excluded components which are recognized in interest expense in the Consolidated Statements of Operations.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $7 million for the three months ended June 30, 2021 and a loss of $27 million for the six months ended June 30, 2021. There was no gain or loss for the three months ended June 30, 2020 and a $4 million gain for the six months ended June 30, 2020. The income statement effects of other derivatives were immaterial.

NOTE 21 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2021	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$2,836
Derivatives relating to: [2]
Net investment hedge	24
Foreign currency contracts [3]	25
Total assets at fair value	$2,885
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$12,966
Derivatives relating to: [2]
Net investment hedge	—
Foreign currency contracts [3]	15
Total liabilities at fair value	$12,981
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 20 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $8 million for both assets and liabilities as of June 30, 2021.
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

2020 Fair Value Measurements on a Nonrecurring Basis
During the second quarter of 2020, the Company recorded impairment charges related to indefinite-lived assets within the Mobility & Materials segment. See Note 4 for further discussion of these fair value measurements.

During the first quarter of 2020, the Company recorded impairment charges related to long-lived assets within Corporate. See Note 4 for further discussion of this fair value measurement.

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
•Realignment of certain businesses from Transportation & Industrial to Electronics & Imaging;
•Dissolution of the Non-Core segment with the businesses to be divested and previously divested reflected in Corporate;
•Realignment of the remaining Non-Core businesses to Transportation & Industrial.

In addition, the following name changes occurred:
•Electronics & Imaging was renamed Electronics & Industrial;
•Transportation & Industrial was renamed Mobility & Materials;
•Safety & Construction was renamed Water & Protection.

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate [1]	Total
In millions
Three months ended June 30, 2021
Net sales	$1,320	$1,412	$1,270	$133	$4,135
Operating EBITDA [2]	$424	$352	$294	$(7)	$1,063
Equity in earnings of nonconsolidated affiliates	$10	$8	$5	$2	$25
Three months ended June 30, 2020
Net sales	$1,111	$1,244	$790	$144	$3,289
Operating EBITDA [2]	$336	$339	$(23)	$43	$695
Equity in earnings of nonconsolidated affiliates	$10	$5	$7	$80	$102
Six months ended June 30, 2021
Net sales	$2,620	$2,740	$2,485	$266	$8,111
Operating EBITDA [2]	$860	$707	$572	$(29)	$2,110
Equity in earnings of nonconsolidated affiliates	$19	$20	$8	$4	$51
Six months ended June 30, 2020
Net sales	$2,226	$2,520	$1,881	$332	$6,959
Operating EBITDA [2]	$663	$696	$192	$51	$1,602
Equity in earnings of nonconsolidated affiliates	$19	$12	$8	$102	$141
1.Corporate includes activity of to be divested and previously divested businesses.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2021 and 2020		Three Months Ended June 30,
In millions		2021	2020
Income (Loss) from continuing operations, net of tax		$564	$(2,389)
+	Provision for income taxes on continuing operations	151	8
Income (Loss) from continuing operations before income taxes		$715	$(2,381)
+	Depreciation and amortization	333	349
-	Interest income [1]	2	2
+	Interest expense	129	181
-	Non-operating pension/OPEB benefit [1]	13	8
-	Foreign exchange losses, net [1]	(8)	(18)
-	Significant items	107	(2,538)
Operating EBITDA		$1,063	$695
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Six Months Ended June 30, 2021 and 2020		Six Months Ended June 30,
In millions		2021	2020
Income (Loss) from continuing operations, net of tax		$1,105	$(2,939)
+	Provision for income taxes on continuing operations	183	102
Income (Loss) from continuing operations before income taxes		$1,288	$(2,837)
+	Depreciation and amortization	661	694
-	Interest income [1]	4	4
+	Interest expense	275	352
-	Non-operating pension/OPEB benefit [1]	25	19
-	Foreign exchange losses, net [1]	(17)	(21)
-	Significant items	102	(3,395)
Operating EBITDA		$2,110	$1,602
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2021	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(23)	$(23)
Restructuring and asset related charges - net [2]	(2)	—	(6)	(2)	(10)
Gain on divestiture [3]	—	—	—	140	140
Total	$(2)	$—	$(6)	$115	$107
1. Integration and separation costs related to strategic initiatives including the divestiture of the Held for Sale Disposal Group.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. Reflected in "Sundry income (expense) - net." See Note 2 for additional information.

Significant Items by Segment for the Three Months Ended June 30, 2020	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(16)	$(16)
Restructuring and asset related charges - net [2]	3	12	10	(28)	(3)
Goodwill impairment charge [3]	(834)	—	(1,664)	—	(2,498)
Asset impairment charges [4]	—	—	(21)	—	(21)
Total	$(831)	$12	$(1,675)	$(44)	$(2,538)
1. Integration and separation costs related to the post-DWDP Merger integration and the DWDP Distributions.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. See Note 12 for additional information.
4. See Note 4 for additional information.

Significant Items by Segment for the Six Months Ended June 30, 2021	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(29)	$(29)
Restructuring and asset related charges - net [2]	(2)	—	(6)	(4)	(12)
Gain on divestiture [3]	2	—	—	141	143
Total	$—	$—	$(6)	$108	$102
1. Integration and separation costs related to strategic initiatives including the divestiture of the Held for Sale Disposal Group.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. Reflected in "Sundry income (expense) - net." See Note 2 for additional information.

Significant Items by Segment for the Six Months Ended June 30, 2020	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Integration and separation costs [1]	$—	$—	$—	$(139)	$(139)
Restructuring and asset related charges - net [2]	(1)	(13)	(15)	(102)	(131)
Goodwill impairment charge [3]	(834)	—	(1,664)	(533)	(3,031)
Asset impairment charges [4]	—	—	(21)	(270)	(291)
Gain on divestiture [5]	197	—	—	—	197
Total	$(638)	$(13)	$(1,700)	$(1,044)	$(3,395)
1. Integration and separation costs related to the post-DWDP Merger integration and the DWDP Distributions.
2. Includes Board approved restructuring plans and asset related charges. See Note 4 for additional information.
3. See Note 12 for additional information.
4. See Note 4 for additional information.
5. Reflected in "Sundry income (expense) - net." See Note 2 for additional information.

NOTE 23 - SUBSEQUENT EVENTS
Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird Performance Materials (“Laird PM”) from Advent International (“Laird PM Acquisition”) for aggregate, adjusted consideration of approximately $2.4 billion, which included net upward adjustments of approximately $100 million for acquired cash and net working capital, among other items.

The Company will apply the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” to the Laird PM Acquisition which requires that the Laird PM assets acquired and liabilities assumed be recognized on the Company’s balance sheet at their respective fair values as of the acquisition date. The Company expects to complete the preliminary purchase price allocation for the business combination during the third quarter of 2021. Due to the timing of the acquisition, as of the date of issuance of these interim Consolidated Financial Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Laird PM assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the interim Consolidated Financial Statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Recent Developments
•Result of Operations
•Segment Results
•Changes in Financial Condition

Overview
As of June 30, 2021, the Company has $6.6 billion of working capital and approximately $4.0 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) where, on the terms and subject to the conditions of the Exchange Offer, eligible participating DuPont stockholders had the option to tender all, some or none of their shares of common stock, par value $0.01 per share, of DuPont (the “DuPont Common Stock”) for a number of shares of common stock, par value $0.01 per share, of N&B (the “N&B Common Stock”) and which resulted in all shares of N&B Common Stock being distributed to DuPont stockholders that participated in the Exchange Offer. The consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The company used a portion of the proceeds to retire its $3 billion term loan facilities on February 1, 2021 and used the proceeds to fund the redemption, in accordance with their terms, of the $2 billion May 2020 Notes issuance. See discussion below and within “Liquidity and Capital Resources” for more information.

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

N&B Transaction
The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and six months ended June 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 2 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 22 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

RECENT DEVELOPMENTS
Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird Performance Materials (“Laird”) from Advent International (“Laird PM Acquisition”). The Laird PM Acquisition includes cash consideration paid to Advent International of approximately $2.4 billion, which reflects adjustments, including for acquired cash and net working capital.

Divestitures
In the second quarter of 2021, the Company completed the sale of its Solamet® business unit, which is part of Corporate. Total consideration received related to the sale of the business is approximately $190 million, of which $47 million will be received in the third quarter. The sale resulted in a pre-tax gain of $140 million ($105 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations. See Note 2 to the interim Consolidated Financial Statements for additional information.

Dividends
On April 28, 2021, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2021, to shareholders of record on May 28, 2021.

On June 17, 2021, the Company announced that its Board of Directors declared a third quarter dividend of $0.30 per share payable on September 15, 2021, to shareholders of record on July 30, 2021.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales	$4,135	$3,289	$8,111	$6,959

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	—%	2%	17%	—%	19%	(1)%	3%	16%	—%	18%
Water & Protection	—	3	11	—	14	—	3	6	—	9
Mobility & Materials	13	6	42	—	61	6	4	22	—	32
Corporate	7	3	2	(20)	(8)	3	2	(1)	(24)	(20)
Total	3%	4%	20%	(1)%	26%	2%	3%	13%	(1)%	17%
U.S. & Canada	3%	—%	21%	(3)%	21%	1%	—%	7%	(3)%	5%
EMEA [1]	—	9	27	—	36	(2)	8	12	—	18
Asia Pacific	5	3	15	—	23	3	3	17	—	23
Latin America	(1)	4	57	—	60	3	(2)	22	—	23
Total	3%	4%	20%	(1)%	26%	2%	3%	13%	(1)%	17%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2021 of $4.1 billion, up 26 percent from $3.3 billion for the three months ended June 30, 2020, due to a 20 percent increase in volume, a 4 percent favorable currency impact, and a 3 percent increase in local price and product mix offset by a 1 percent decline in portfolio actions. Volume increased across all operating segments, Mobility & Materials (up 42 percent), Electronics & Industrial (up 17 percent), and Water & Protection (up 11 percent). Volume increased significantly across all regions. Currency was up 4 percent compared with the same period last year, driven primarily by EMEA (up 9 percent), Latin America (up 4 percent) and Asia Pacific currencies (up 3 percent). Local price was up 3 percent with the same period last year driven by Mobility & Materials (up 13 percent). Portfolio and other changes partially offset sales growth with a 1 percent decrease which impacted Corporate (down 20 percent).

Net sales for the six months ended June 30, 2021 were $8.1 billion, up 17 percent from $7.0 billion for the six months ended June 30, 2020, due to a 13 percent increase in volume, a 3 percent favorable currency impact, and a 2 percent increase in local price and product mix offset by a 1 percent decline in portfolio actions. Volume increased across all operating segments, the most notable volume increases were in Mobility & Materials (up 22 percent), Electronics & Industrial (up 16 percent) and Water & Protection (up 6 percent). Volume grew across all geographic regions. Currency was up 3 percent compared with the same period last year, driven primarily by EMEA (up 8 percent) and Asia Pacific currencies (up 3 percent). Local price and product mix was up 2 percent with the same period last year. Local price increased across all regions except EMEA (down 2 percent). Portfolio and other changes decreased 1 percent primarily due to the sale of businesses within Corporate (down 24 percent).

Cost of Sales
Cost of sales was $2.7 billion for the three months ended June 30, 2021, up from $2.3 billion for the three months ended June 30, 2020. Cost of sales increased for the three months ended June 30, 2021 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs partially offset by approximately $150 million of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the three months ended June 30, 2021 was 64 percent compared with 70 percent for the three months ended June 30, 2020.

For the six months ended June 30, 2021, cost of sales was $5.2 billion, up from $4.6 billion for the six months ended June 30, 2020. Cost of sales increased for the six months ended June 30, 2021 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs partially offset by approximately $150 million of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the six months ended June 30, 2021 was 64 percent compared with 66 percent for the six months ended June 30, 2020.

Research and Development Expenses ("R&D")
R&D expenses totaled $148 million in the second quarter of 2021, down slightly from $153 million in the second quarter of 2020. R&D as a percentage of net sales was 4 percent and 5 percent for the three months ended June 30, 2021 and 2020, respectively.

For the first six months of 2021, R&D expenses totaled $304 million, down from $326 million in the first six months of 2020. R&D as a percentage of net sales was 4 percent and 5 percent for the six months ended June 30, 2021 and 2020. The decrease for the six months ended June 30, 2021 as compared with the same period of the prior year was primarily due to productivity actions and cost reductions related to COVID-19.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $459 million in the second quarter of 2021, up from $414 million in the second quarter of 2020. SG&A as a percentage of net sales was 11 percent and 13 percent for the three months ended June 30, 2021 and 2020, respectively. The increase for the three months ended June 30, 2021 as compared with the same period of the prior year was primarily due to currency fluctuations and higher personnel related expenses.

For the first six months of 2021, SG&A expenses totaled $915 million, up from $896 million in the first six months of 2020. SG&A as a percentage of net sales was 11 percent and 13 percent for the six months ended June 30, 2021 and 2020, respectively. The increase for the six months ended June 30, 2021 as compared with the same period of the prior year was primarily due to currency fluctuations and higher personnel related expenses.

Amortization of Intangibles
Amortization of intangibles was $167 million in the second quarter of 2021, down from $177 million in the second quarter of 2020. In the first six months of 2021, amortization of intangibles was $334 million, down from $355 million in the same period of the prior year. The decrease in the amortization of intangibles for the three and six months ended 2021 compared with the same period of the prior year is due to the sale of the TCS business in the third quarter of 2020, coupled with the classification of the Biomaterials business unit as held for sale in the third quarter of 2020. See Note 12 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $10 million in the second quarter of 2021, down from $24 million in the second quarter of 2020. The activity in the second quarter of 2021 is due to a $10 million charge related to the 2020 Restructuring Program. The activity in the second quarter of 2020 included a $21 million impairment charge related to indefinite-lived intangible assets in the Mobility & Materials segment, a $14 million charge related to the 2020 Restructuring Program, a $13 million credit related to the 2019 Restructuring Program and a $2 million charge related to the DowDuPont Cost Synergy Program.

In the first six months of 2021, restructuring and asset related charges - net were $12 million, down from $422 million in the same period last year. The activity for the six months of 2021 is related to the 2020 Restructuring Program. The charges in the same period of 2020 included a $270 million impairment charge related to long-lived assets in Corporate, a $21 million impairment charge related to indefinite-lived intangible assets in the Mobility & Materials segment, a $119 million charge related to the 2020 Restructuring Program, a $5 million charge related to the 2019 Restructuring Program and a $7 million charge related to the DowDuPont Cost Synergy Program.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charge
There were no goodwill related impairments for the three and six months ended June 30, 2021. For the three months ended June 30, 2020, the goodwill impairment charge was $2,498 million related to the Mobility & Materials and Industrial Solutions reporting units. For the six months ended June 30, 2020, the goodwill impairment charge was $3,031 million related to Corporate and the Mobility & Materials and Industrial Solutions reporting units. See Note 12 to the interim Consolidated Financial Statements for additional information.

Integration and Separation Costs
Integration and separation costs, primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and six months ended June 30, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the planned divestiture of the Held for Sale Disposal Group and the divestiture of the Solamet® business unit. For the three and six months ended June 30, 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions. These costs were $23 million in the second quarter of 2021, up from $16 million in the second quarter of 2020. The increase is related to the execution of these strategic initiatives in 2021. In the first six months of 2021, integration and separation costs were $29 million, down from $139 million in the same period last year. The decline was primarily related to the timing of the post-DWDP Merger integration activities and the DWDP Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $25 million in the second quarter of 2021, down from $102 million in the second quarter of 2020. In the first six months of 2021, the Company's share of the earnings of nonconsolidated affiliates was $51 million, down from $141 million in the first six months of 2020. The decrease is primarily due to the sale of the HSC Group in the third quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the second quarter of 2021 was income of $146 million compared with a loss of $11 million in the second quarter of 2020. The second quarter of 2021 included benefits related to the sale of assets within the Corporate segment of $140 million and income related to non-operating pension and other post-employment benefit credits of $13 million, partially offset by foreign currency exchange losses of $8 million. The second quarter of 2020 included foreign exchange losses of $18 million, partially offset by income related to non-operating pension and other post-employment benefit credits of $8 million.

In the first six months of 2021, sundry income (expense) - net was income of $162 million compared with income of $201 million. The first six months of 2021 included benefits related to the sale of assets within the Corporate and Electronics & Industrial segment of $140 million and $24 million, respectively, and income related to non-operating pension and other post-employment benefit credits of $25 million, partially offset by miscellaneous expenses of $17 million and foreign currency exchange losses of $17 million. The first six months of 2020 included benefits related to the sale of the Compound Semiconductor Solutions business unit of $197 million, income related to non-operating pension and other post employment benefit credits of $19 million and miscellaneous income of $6 million, partially offset by foreign currency exchange losses of $21 million.

Interest Expense
Interest expense was $129 million and $181 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $275 million and $352 million for the six months ended June 30, 2021 and 2020, respectively. The decrease for both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily relates to the maturity of the November 2020 Notes, the early repayment of the $3.0 billion Term Loan Facilities on February 1, 2021, and absence of commercial paper borrowings, partially offset by financing costs related to the May Debt Offering. Refer to Note 13 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2021 was 21.1 percent, compared with an effective tax rate of (0.3) percent for the second quarter of 2020. For the first six months of 2021, the effective tax rate on continuing operations was 14.2 percent, compared with (3.6) percent for the first six months of 2020. The effective tax rate for the first six months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the second quarter and for the first six months of 2020 was principally the result of the non-tax-deductible goodwill impairment charge impacting Corporate.

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

Electronics & Industrial	Three Months Ended		Six Months Ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$1,320	$1,111	$2,620	$2,226
Operating EBITDA	$424	$336	$860	$663
Equity earnings	$10	$10	$19	$19

Electronics & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2021	June 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(1)%
Currency	2	3
Volume	17	16
Portfolio & other	—	—
Total	19%	18%

Electronics & Industrial net sales were $1,320 million for the three months ended June 30, 2021, up 19 percent from $1,111 million for the three months ended June 30, 2020. Net sales increased due to a 17 percent increase in volume and a 2 percent favorable currency impact. Volume growth was led by Industrial Solutions reflecting broad-based demand most notably in displays, electronics, healthcare and automotive markets. Within Interconnect Solutions, volume growth was driven by higher material content in next-generation smartphones, broad based electronics demand and recovery in industrial applications. Continued strength in Semiconductor Technologies was driven by new technology ramps at advanced nodes within logic and foundry and increased memory demand in servers and data centers.

Operating EBITDA was $424 million for the three months ended June 30, 2021, up 26 percent compared with $336 million for the three months ended June 30, 2020 driven by strong volume growth offset by higher raw materials and logistics costs.
Electronics & Industrial net sales were $2,620 million for the six months ended June 30, 2021, up 18 percent from $2,226 million for the six months ended June 30, 2020. Net sales increased due to a 16 percent increase in volume and a 3 percent favorable currency impact partially offset by a 1 percent decline in price. Volume growth was driven by Semiconductor Technologies new technology ramps at advanced nodes within logic and foundry and increased memory demand in servers and data centers. Continued volume growth in Industrial Solutions due to increased demand most notably for display materials and within the healthcare market. Within Interconnect Solutions, volume growth was driven by higher material content in next-generation smartphones, broad based electronics demand and recovery in industrial applications.
Operating EBITDA was $860 million for the six months ended June 30, 2021, up 30 percent compared with $663 million for the six months ended June 30, 2020 driven by strong volume growth and a gain on the sale of assets.

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

Water & Protection	Three Months Ended		Six Months Ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$1,412	$1,244	$2,740	$2,520
Operating EBITDA	$352	$339	$707	$696
Equity earnings	$8	$5	$20	$12

Water & Protection	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2021	June 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	3	3
Volume	11	6
Portfolio & other	—	—
Total	14%	9%

Water & Protection net sales were $1,412 million for the three months ended June 30, 2021, up 14 percent from $1,244 million for the three months ended June 30, 2020. Net sales increased due to a 11 percent increase in volume and a 3 percent favorable currency impact. Local price and portfolio remained flat. Strong volume gains were led by continued demand for Shelter Solutions in residential construction and do-it-yourself applications. Within Safety Solutions, volume growth was driven by recovery in end-markets for aramid fibers. Volume gains were slightly offset by declines in Water Solutions due to logistic challenges.
Operating EBITDA was $352 million for the three months ended June 30, 2021, up 4 percent compared with $339 million for the three months ended June 30, 2020 as volume gains were offset by higher raw material and logistics costs.
Water & Protection net sales were $2,740 million for the six months ended June 30, 2021, up 9 percent from $2,520 million for the six months ended June 30, 2020 driven by a 6 percent increase in volume and a 3 percent favorable currency impact. Local price and portfolio remained flat. Volume growth across the segment was driven by recovery of end markets following the COVID-19 pandemic. Within Shelter Solutions, volume growth was driven by continued demand in residential construction and do-it-yourself applications.
Operating EBITDA was $707 million for the six months ended June 30, 2021, up 2 percent compared with $696 million for the six months ended June 30, 2020 as volume gains were offset by higher raw material and logistics costs.

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

Mobility & Materials	Three Months Ended		Six Months Ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$1,270	$790	$2,485	$1,881
Operating EBITDA	$294	$(23)	$572	$192
Equity earnings	$5	$7	$8	$8

Mobility & Materials	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2021	June 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	13%	6%
Currency	6	4
Volume	42	22
Portfolio & other	—	—
Total	61%	32%

Mobility & Materials net sales were $1,270 million for the three months ended June 30, 2021, up from $790 million for the three months ended June 30, 2020. Net sales increased due to a 42 percent increase in volume, a 13 percent increase in local price, and a 6 percent favorable currency impact. Volume growth across the segment was driven by the recovery of key industrial end markets following the COVID-19 pandemic, most notably the recovery of the global automotive market.
Operating EBITDA was $294 million for the three months ended June 30, 2021 compared with $(23) million for the six months ended June 30, 2020. The increase was driven by higher volumes, pricing gains, and the absence of approximately $130 million of charges recorded in the prior year associated with temporarily idling several manufacturing facilities during the COVID-19 pandemic.
Mobility & Materials net sales were $2,485 million for the six months ended June 30, 2021, up from $1,881 million for the six months ended June 30, 2020. Net sales increased due to a 22 percent increase in volume, a 6 percent increase in local price and a 4 percent favorable currency impact. Volume growth was attributable to the continued recovery of the automotive industry and the other key industrial end markets. Within Engineering Polymers, volume growth was partially offset due to global supply constraints on key raw materials.
Operating EBITDA was $572 million for the six months ended June 30, 2021, compared with $192 million for the six months ended June 30, 2020 driven by higher volumes and the absence of charges recorded in the prior year associated with temporarily idling several manufacturing facilities, as referenced above.

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

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's Current Report on Form 8-K filed on June 3, 2021, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2021.

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

In millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,962	$2,544
Total debt [1]	$10,628	$15,612
1.Includes the current portion of long-term debt that's within the "Accrued and other current liabilities" line in the Condensed Consolidated Balance Sheets.

The Company's cash and cash equivalents at June 30, 2021 and December 31, 2020 were $4.0 billion and $2.5 billion, respectively, of which $1.3 billion at June 30, 2021 and $1.8 billion at December 31, 2020 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities necessary for completing the acquisition of Laird Performance Materials. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at June 30, 2021 and December 31, 2020 was $10.6 billion and $15.6 billion, respectively. The decrease was primarily due to the termination and repayment of the Company's $3 billion Term Loan Facilities in the first quarter of 2021, and the redemption of the May 2020 Notes, described further below, in accordance with special mandatory redemption feature in the second quarter of 2021.

As of June 30, 2021, the Company is contractually obligated to make future cash payments of $10,700 million and $6,184 million associated with principal and interest, respectively, on debt obligations assuming held to maturity. Related to the principal balance, the majority of it will be due subsequent to June 30, 2022. Related to interest, $503 million will be due in the next twelve months and the remainder will be due subsequent to June 30, 2022. The decrease in debt and interest obligations since December 31, 2020 is mostly due to the termination and repayment of the $3 billion Term Loan Facilities and the redemption of the May 2020 Notes.

Special Cash Payment
In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The Company utilized the Special Cash Payment to repay the $3 billion Term Loan Facilities and used a portion of the Special Cash Payment to redeem the May 2020 Notes, as discussed below.

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

May Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May Debt Offering”). Upon consummation of the N&B Transaction, the special mandatory redemption feature of the May Debt Offering was triggered, requiring the Company to redeem all of the May 2020 Notes at a redemption price equal to 100% of the aggregate principal amount of the May 2020 Notes plus accrued and unpaid interest. The Company redeemed the May 2020 Notes on May 13, 2021 and funded the redemption with proceeds from the Special Cash Payment.

Laird Performance Materials
On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird") from Advent International for aggregate consideration of $2.4 billion, which reflects adjustments, including for acquired cash and net working capital. The acquisition is part of the Electronic & Industrials segment. The Company paid for the acquisition from existing cash balances.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At July 30, 2021, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes contain certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facilities contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2021, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2021	June 30, 2020
Cash provided by (used for):
Operating activities	$818	$1,520
Investing activities	$(329)	$(348)
Financing activities	$(5,256)	$1,050
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(28)	$(30)
Cash, cash equivalents and restricted cash reclassified as discontinued operations	$—	$7

Cash Flows from Operating Activities
In the first six months of 2021, cash provided by operating activities was $818 million, compared with $1,520 million in the same period last year. The decrease in cash provided by operating activities was primarily due to an increase in the use of cash for net working capital, as well as a decrease in net income after adjustment for non-cash items such as net gain on sales of businesses and investments, restructuring and asset related charges, goodwill impairment charges, and depreciation and amortization. Activity related to the N&B business is included in all six months of the comparative period and the first month of 2021.

Net Working Capital [1]	June 30, 2021	December 31, 2020
In millions (except ratio)
Current assets	$10,492	$8,349
Current liabilities	3,940	3,616
Net working capital	$6,552	$4,733
Current ratio	2.66:1	2.31:1
1.Net working capital as presented excludes the assets and liabilities related to the N&B Transaction. The assets and liabilities related to the N&B Transaction are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Condensed Consolidated Balance Sheets for the year ended December 31, 2020.

Cash Flows from Investing Activities
In the first six months of 2021, cash used for investing activities was $329 million, compared with $348 million in the first six months of 2020. The decrease in cash used was primarily attributable to a decrease in capital expenditures and a decrease in acquisitions of property and businesses (net of cash divested), partially offset by a decrease in proceeds from sales of property and businesses (net of cash dividend). Activity related to the N&B business is included in all six months of the comparative period and the first month of 2021.

Cash Flows from Financing Activities
In the first six months of 2021, cash used for financing activities was $5,256 million compared with cash provided by financing activities of $1,050 million in the same period last year. The primary driver of the increase in cash used was an increase in payments on long-term debt, a decrease in proceeds from long-term debt issuances, and an increase in share purchases of common stock, partially offset by proceeds from issuances of long-term debt transferred to IFF at split-off. Activity related to the N&B business is included in all six months of the comparative period and the first month of 2021.

Dividends
On February 18, 2021, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 15, 2021, to shareholders of record on March 1, 2021.

On April 28, 2021, the Company announced that its Board declared a second quarter dividend of $0.30 per share payable on June 15, 2021, to shareholders of record on May 28, 2021.

On June 17, 2021, the Company announced that its Board declared a third quarter dividend of $0.30 per share payable on September 15, 2021, to shareholders of record on July 30, 2021.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a $2 billion share buyback program, which expired on June 1, 2021 ("2019 Share Buyback Program"). As of June 30, 2021, the Company had completed the 2019 Share Buyback Program having repurchased 29.9 million shares under this program since inception at a total cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of June 30, 2021, the Company has repurchased and retired 1.5 million shares for $125 million under the 2021 Share Buyback Program.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $57 million by year-end 2021 to certain non-US pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $180 million inception-to-date, consisting of severance and related benefit costs of $128 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $33 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $126 million inception-to-date, consisting of severance and related benefit costs of $99 million and asset related charges of $27 million. Actions associated with the 2019 Restructuring Program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $6 million and relate to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $345 million inception-to-date, consisting of severance and related benefit costs of $137 million, asset related charges of $159 million and contract termination charges of $49 million. Actions associated with the Synergy Program, including employee separations, are considered substantially complete. Future cash payments related to the Synergy Program are anticipated to be $9 million and relate to the payment of severance and related benefits.

See Note 4 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At June 30, 2021 and December 31, 2020, the Company had directly guaranteed $175 million and $189 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 14 to the interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 20 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's Current Report on Form 8-K filed on June 3, 2021 for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of June 30, 2021, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
April	—	—	—	2,018
May [1]	5,480,645	83.40	5,480,645	1,561
June [2,3]	2,265,758	81.95	2,265,758	1,375
Second Quarter 2021	7,746,403	$82.97	7,746,403	$1,375
1. Purchases completed under the Company's share buyback program announced on June 1, 2019 which expired June 1, 2021.
2. Purchases were made under the Company's share buyback program announced on March 8, 2021 which expires June 30, 2022.
3. Approximately 719 thousand shares were purchased in May, and settled in June, for $61 million under the 2019 Share Buyback Program.

As of July 30, 2021, the Company had repurchased and retired an additional 1.6 million shares for $125 million under the 2021 Share Buyback Program.

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
Date: August 4, 2021

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware