Form 10-Q
period 2021-09-30
DuPont de Nemours, Inc.
filed 2021-11-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The registrant had 518,103,842 shares of common stock, $0.01 par value, outstanding at November 1, 2021.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2021

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

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary The Dow Chemical Company (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary E. I. du Pont de Nemours and Company (“EID”), (the “Corteva Distribution" and together with the Dow Distribution, the “DWDP Distributions”).

On February 1, 2021 the Company completed the divestiture of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”) that resulted in IFF issuing shares to DuPont stockholders.

The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and nine months ended September 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

On July 1, 2021, DuPont completed the previously announced acquisition of the Laird Performance Materials business, (the “Laird PM Acquisition”).

On November 2, 2021, DuPont announced it has entered into a definitive agreement to acquire Rogers Corporation ("Rogers") for cash, (the “Intended Rogers Acquisition”). The transaction is subject to approval by Rogers shareholders, regulatory approvals and customary closing conditions.

On November 2, 2021, DuPont announced that it has initiated a divestiture process (the “In-Scope M&M Divestiture Process”) related to a substantial portion of its Mobility & Materials segment, (the “In-Scope M&M Businesses”). The outcome of which, including the entry into definitive agreements, is subject to approval of the DuPont Board of Directors.

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) in connection with the Intended Rogers Acquisition, the failure to (x) obtain the necessary approval from Rogers shareholders, regulatory approvals, or anticipated tax treatment, or (y) satisfy any of the other conditions to closing; (ii) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could impact the value, timing or pursuit of the closing of the Intended Rogers Acquisition; (iii) the timing and outcome of the In-Scope M&M Divestiture Process and the risks, costs and ability to realize benefits from the pursuit of any disposition of the In-Scope M&M Businesses resulting therefrom; (iv) the ability to achieve expected benefits, synergies and operating efficiencies in connection with the Laird PM Acquisition within the expected time frames or at all or to successfully integrate Laird PM; (v) ability to achieve anticipated tax treatments in connection with the N&B Transaction, Laird PM

Acquisition or the DWDP Distributions; (vi) changes in relevant tax and other laws; (vii) indemnification of certain legacy liabilities of EID in connection with the Corteva Distribution; (viii) risks and costs related to the performance under and impact of the cost sharing arrangement by and between DuPont, Corteva and The Chemours Company related to future eligible PFAS costs; (ix) failure to effectively manage acquisitions, divestitures, alliances, joint ventures and other portfolio changes, including meeting conditions under the Letter Agreement entered in connection with the Corteva Distribution, related to the transfer of certain levels of assets and businesses; (x) uncertainty as to the long-term value of DuPont common stock; (xi) risks and uncertainties related to the novel coronavirus (COVID-19) and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) on DuPont’s business, results of operations, access to sources of liquidity and financial condition which depend on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume; and (xii) other risks to DuPont's business, operations; each as further discussed in detail in and results of operations as discussed in DuPont’s annual report on Form 10-K for the year ended December 31, 2020 and its subsequent reports on Form 10-Q and Form 8-K. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2021	2020	2021	2020
Net sales	$4,271	$3,629	$12,382	$10,588
Cost of sales	2,778	2,417	7,945	7,034
Research and development expenses	152	140	456	466
Selling, general and administrative expenses	475	403	1,390	1,299
Amortization of intangibles	196	172	530	527
Restructuring and asset related charges - net	1	378	13	800
Goodwill impairment charges	—	183	—	3,214
Acquisition, integration and separation costs	29	22	58	161
Equity in earnings of nonconsolidated affiliates	25	29	76	170
Sundry income (expense) - net	8	430	170	631
Interest expense	115	165	390	517
Income (loss) from continuing operations before income taxes	558	208	1,846	(2,629)
Provision for income taxes on continuing operations	125	122	308	224
Income (loss) from continuing operations, net of tax	433	86	1,538	(2,853)
(Loss) income from discontinued operations, net of tax	(29)	(158)	4,751	(300)
Net income (loss)	404	(72)	6,289	(3,153)
Net income attributable to noncontrolling interests	13	7	26	20
Net income (loss) available for DuPont common stockholders	$391	$(79)	$6,263	$(3,173)

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$0.81	$0.11	$2.74	$(3.90)
(Loss) earnings per common share from discontinued operations - basic	(0.06)	(0.22)	8.61	(0.41)
Earnings (loss) per common share - basic	$0.75	$(0.11)	$11.35	$(4.31)
Earnings (loss) per common share from continuing operations - diluted	$0.80	$0.11	$2.73	$(3.90)
(Loss) earnings per common share from discontinued operations - diluted	(0.06)	(0.21)	8.59	(0.41)
Earnings (loss) per common share - diluted	$0.75	$(0.11)	$11.32	$(4.31)

Weighted-average common shares outstanding - basic	521.5	734.4	551.7	735.8
Weighted-average common shares outstanding - diluted	523.1	734.9	553.1	735.8
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2021	2020	2021	2020
Net income (loss)	$404	$(72)	$6,289	$(3,153)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(189)	606	(554)	547
Pension and other post-employment benefit plans	12	4	23	9
Derivative instruments	20	—	38	—
Split-off of N&B	—	—	258	—
Total other comprehensive (loss) income	(157)	610	(235)	556
Comprehensive income (loss)	247	538	6,054	(2,597)
Comprehensive income attributable to noncontrolling interests, net of tax	12	11	17	19
Comprehensive income (loss) attributable to DuPont	$235	$527	$6,037	$(2,616)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$1,670	$2,544
Accounts and notes receivable - net	2,908	2,421
Inventories	2,844	2,393
Other current assets	225	181
Assets held for sale	850	810
Assets of discontinued operations	—	20,659
Total current assets	8,497	29,008
Property, plant and equipment - net of accumulated depreciation (September 30, 2021 - $4,599; December 31, 2020 - $4,256)	6,921	6,867
Other Assets
Goodwill	19,688	18,702
Other intangible assets	8,644	8,072
Restricted cash and cash equivalents	50	6,206
Investments and noncurrent receivables	1,029	1,047
Deferred income tax assets	175	190
Deferred charges and other assets	1,011	812
Total other assets	30,597	35,029
Total Assets	$46,015	$70,904
Liabilities and Equity
Current Liabilities
Accounts payable	$2,538	$2,222
Income taxes payable	206	169
Accrued and other current liabilities	1,335	1,085
Liabilities related to assets held for sale	142	140
Liabilities of discontinued operations	—	8,610
Total current liabilities	4,221	12,226
Long-Term Debt	10,629	15,611
Other Noncurrent Liabilities
Deferred income tax liabilities	2,014	2,053
Pension and other post-employment benefits - noncurrent	1,017	1,110
Other noncurrent obligations	895	834
Total other noncurrent liabilities	3,926	3,997
Total Liabilities	18,776	31,834
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2021: 518,103,127 shares; 2020: 734,204,054 shares)	5	7
Additional paid-in capital	49,702	50,039
Accumulated deficit	(22,892)	(11,586)
Accumulated other comprehensive (loss) income	(182)	44
Total DuPont stockholders' equity	26,633	38,504
Noncontrolling interests	606	566
Total equity	27,239	39,070
Total Liabilities and Equity	$46,015	$70,904
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2021	2020
Operating Activities
Net income (loss)	$6,289	$(3,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,094	2,326
Credit for deferred income tax and other tax related items	(182)	(481)
Earnings of nonconsolidated affiliates in excess of dividends received	(41)	(120)
Net periodic pension benefit cost	1	30
Pension contributions	(59)	(77)
Net gain on sales and split-offs of assets, businesses and investments	(5,117)	(612)
Restructuring and asset related charges - net	15	807
Goodwill impairment charges	—	3,214
Inventory step-up amortization	12	—
Other net loss	126	127
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(399)	133
Inventories	(515)	312
Accounts payable	379	43
Other assets and liabilities, net	57	245
Cash provided by operating activities	1,660	2,794
Investing Activities
Capital expenditures	(707)	(922)
Proceeds from sales of property and businesses, net of cash divested	285	1,008
Acquisitions of property and businesses, net of cash acquired	(2,323)	(73)
Purchases of investments	(2,001)	(1)
Proceeds from sales and maturities of investments	2,001	1
Other investing activities, net	18	22
Cash (used for) provided by investing activities	(2,727)	35
Financing Activities
Changes in short-term notes payable	—	(1,439)
Proceeds from issuance of long-term debt	—	8,275
Proceeds from issuance of long-term debt transferred to IFF at split-off	1,250	—
Payments on long-term debt	(5,000)	(29)
Purchases of common stock	(1,643)	(232)
Proceeds from issuance of Company stock	110	34
Employee taxes paid for share-based payment arrangements	(26)	(14)
Distributions to noncontrolling interests	(34)	(48)
Dividends paid to stockholders	(476)	(662)
Cash transferred to IFF at split-off	(100)	—
Other financing activities, net	(2)	(55)
Cash (used for) provided by financing activities	(5,921)	5,830
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	4
(Decrease) increase in cash, cash equivalents and restricted cash	(7,037)	8,663
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,767	1,569
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8	8
Cash, cash equivalents and restricted cash at beginning of period	8,775	1,577
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,738	10,233
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	7
Cash, cash equivalents and restricted cash at end of period	$1,738	$10,240
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2021 and 2020

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	(3)
Net (loss) income	—	—	(3,173)	—	—	20	(3,153)
Other comprehensive income (loss)	—	—	—	557	—	(1)	556
Dividends ($0.90 per common share)	—	(662)	—	—	—	—	(662)
Common stock issued/sold	—	34	—	—	—	—	34
Stock-based compensation	—	81	—	—	—	—	81
Contributions from non-controlling interests	—	—	—	—	—	19	19
Distributions to non-controlling interests	—	—	—	—	—	(48)	(48)
Purchases of treasury stock	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	232	—	—
Other	—	(30)	—	—	—	—	(30)
Balance at September 30, 2020	$7	$50,219	$(11,808)	$(859)	$—	$559	$38,118

Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	6,263	—	—	26	6,289
Other comprehensive loss	—	—	—	(226)	—	(9)	(235)
Dividends ($0.90 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	110	—	—	—	—	110
Stock-based compensation	—	30	—	—	—	—	30
Contributions from non-controlling interests	—	—	—	—	—	84	84
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Purchases of treasury stock	—	—	—	—	(1,643)	—	(1,643)
Retirement of treasury stock	—	—	(1,643)	—	1,643	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	(1)	—	—	—	—	(1)
Balance at September 30, 2021	$5	$49,702	$(22,892)	$(182)	$—	$606	$27,239
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2021 and 2020

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2020	$7	$50,191	$(11,728)	$(1,465)	$—	$572	$37,577
Net (loss) income	—	—	(79)	—	—	7	(72)
Other comprehensive income	—	—	—	606	—	4	610
Stock-based compensation	—	24	—	—	—	—	24
Contributions from non-controlling interests	—	—	—	—	—	14	14
Distributions to non-controlling interests	—	—	—	—	—	(38)	(38)
Other	—	4	(1)	—	—	—	3
Balance at September 30, 2020	$7	$50,219	$(11,808)	$(859)	$—	$559	$38,118

Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464
Net income	—	—	391	—	—	13	404
Other comprehensive loss	—	—	—	(156)	—	(1)	(157)
Common stock issued/sold	—	2	—	—	—	—	2
Stock-based compensation	—	17	—	—	—	—	17
Contributions from non-controlling interests	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	(10)	(10)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Other	—	2	—	—	—	—	2
Balance at September 30, 2021	$5	$49,702	$(22,892)	$(182)	$—	$606	$27,239
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

N&B Transaction
On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and the merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) and the consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). See Note 3 for more information.

The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and nine months ended September 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 23 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

NOTE 2 - ACQUISITIONS
On July 1, 2021, DuPont completed the acquisition (the "Laird PM Acquisition") of 100% of the ownership interest of Laird Performance Materials (“Laird PM”) from Advent International for aggregate, adjusted cash consideration of approximately $2,404 million. The cash consideration paid included a net upward adjustment of approximately $100 million for acquired cash and net working capital, among other items. Laird PM is a leader in high-performance electromagnetic shielding and thermal management solutions. Laird PM is being integrated into the Interconnect Solutions business within the Electronics & Industrial segment, in order to enhance the Company's position in advanced electronics applications. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The table below presents the provisional fair values allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Laird PM are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities, including income tax related amounts, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Laird PM Assets Acquired and Liabilities Assumed on July 1, 2021
(in millions)
Fair Value of Assets Acquired
Cash and cash equivalents	$92
Accounts and notes receivable	93
Inventories	50
Property, plant, and equipment	104
Other current assets	10
Goodwill	1,219
Other intangible assets	1,160
Deferred income tax assets	3
Deferred charges and other assets	26
Total Assets	$2,757
Fair Value of Liabilities Assumed
Accounts payable	$75
Income taxes payable	10
Accrued and other current liabilities	46
Deferred income tax liabilities	184
Pension & other post-employment benefits - noncurrent	10
Other noncurrent obligations	28
Total Liabilities	$353
Net Assets (Consideration for Laird PM)	$2,404

The significant fair value adjustments included in the provisional allocation of purchase price are discussed below.

Property, plant and equipment
Property, plant and equipment is comprised of machinery and equipment of $67 million, buildings and building improvements of $18 million, leasehold improvements of $10 million, construction in progress of $5 million and land and land improvements of $4 million. The preliminary estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for Laird PM over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $1,219 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is attributable to Laird PM’s assembled workforce and expected cost synergies to be obtained through procurement efficiencies and the optimization of the combined the Electronics & Industrial segment and Laird PM businesses’ global activities across sales, manufacturing, research & development, and administrative functions.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $840 million, developed technology of $290 million and trademark/tradename of $30 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 14 years, 8 years, and 3 years, respectively. The preliminary customer-related intangible assets' fair value was determined using the excess earnings method while the preliminary developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method.

Total sales included in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2021 are $131 million. The Company evaluated the disclosure requirements under ASC 805 and determined Laird PM was not considered a material business combination for purposes of disclosing the earnings of Laird PM since the date of acquisition or supplemental pro forma information.

NOTE 3 - DIVESTITURES
N&B Transaction
On February 1, 2021, DuPont completed the separation and distribution of the N&B Business, and merger of N&B, a subsidiary DuPont formed to hold the N&B Business, with a subsidiary of IFF. The distribution was effected through an exchange offer where, on the terms and subject to the conditions of the Exchange Offer, eligible participating DuPont stockholders had the option to tender all, some or none of their shares of common stock, par value $0.01 per share, of DuPont (the “DuPont Common Stock”) for a number of shares of common stock, par value $0.01 per share, of N&B (the “N&B Common Stock”) and which resulted in all shares of N&B Common Stock being distributed to DuPont stockholders that participated in the Exchange Offer. The consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). The N&B Transaction was subject to IFF shareholder approval, customary regulatory approvals, tax authority rulings including a favorable private letter ruling from the U.S. Internal Revenue Service which confirms the N&B Transaction to be free of U.S. federal income tax, and expiration of the public exchange offer. DuPont does not have an ownership interest in IFF as a result of the N&B Transaction.

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

The results of operations of N&B are presented as discontinued operations as summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2020	2021	2020
Net sales	$1,467	$507	$4,557
Cost of sales	975	354	2,967
Research and development expenses	59	21	178
Selling, general and administrative expenses	121	47	399
Amortization of intangibles	358	38	1,064
Restructuring and asset related charges - net	6	1	7
Integration and separation costs	105	172	308
Equity in earnings of nonconsolidated affiliates	1	—	2
Sundry income (expense) - net	—	8	(4)
Interest expense	32	13	56
Loss from discontinued operations before income taxes	(188)	(131)	(424)
Benefit from income taxes on discontinued operations	(30)	(27)	(124)
Loss from discontinued operations, net of tax	(158)	(104)	(300)
Non-taxable gain on split-off	—	4,940	—
(Loss) Income from discontinued operations attributable to DuPont stockholders, net of tax	$(158)	$4,836	$(300)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2020	2021	2020
Depreciation and amortization	$435	$63	$1,287
Capital expenditures	$36	$27	$161

The carrying amount of major classes of assets and liabilities that were included in discontinued operations at December 31, 2020 related to N&B consist of the following:

In millions	December 31, 2020
Assets
Accounts and notes receivable - net	$1,130
Inventories	1,333
Other current assets	65
Investments and noncurrent receivables	36
Property, plant, and equipment - net	3,118
Goodwill	11,542
Other intangible assets - net	3,072
Deferred income tax assets	44
Deferred charges and other assets	319
Total assets of discontinued operations	$20,659
Liabilities
Short-term borrowings and finance lease obligations	$4
Accounts payable	742
Income taxes payable	36
Accrued and other current liabilities	301
Long-term debt	6,195
Deferred income tax liabilities	852
Pension and other post-employment benefits - noncurrent	238
Other noncurrent obligations	242
Total liabilities of discontinued operations	$8,610

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

The Company recognized a non-taxable gain of approximately $4,940 million on the N&B Transaction. The gain is recorded in "(Loss) Income from discontinued operations, net of tax" in the Company's interim Consolidated Statements of Operations for the nine months ended September 30, 2021.

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

In connection with the closing of the N&B Transaction, and effective February 1, 2021, the Company entered into the following agreements:

•DuPont, N&B and certain of their subsidiaries entered into an Intellectual Property Cross-License Agreement (the “N&B IP Cross-License Agreement”). The IP Cross-License Agreement sets forth the terms and conditions under which the applicable parties may use in their respective businesses certain know-how (including trade secrets), copyrights, design rights, software, and patents, allocated to another party pursuant to the N&B Separation and Distribution Agreement, and pursuant to which N&B may use certain standards retained by DuPont. All licenses under the IP Cross-License Agreement are non-exclusive, worldwide, and royalty-free; and

•DuPont, N&B and IFF entered into a Tax Matters Agreement (the “N&B Tax Matters Agreement”), which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, the preservation of the expected tax-free status of the transactions contemplated by the N&B Separation and Distribution Agreement, and other matters regarding taxes. See Note 7 for additional information on the N&B Tax Matters Agreement.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax of $5 million and $71 million for the three and nine months ended September 30, 2021 related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EID and a settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General. For additional information on these matters, refer to Note 15. The Company also recorded a loss from discontinued operations, net of tax of $12 million and $14 million for the three and nine months ended September 30, 2021, predominately related to certain charges associated with the amended and restated Tax Matters Agreement under the DWDP Distributions.

Assets Held for Sale
In October 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products. The sale of the Biomaterials business unit is subject to regulatory approval and customary closing conditions and is expected to close within one year. In January 2021, the Company entered into a definitive agreement to sell its Clean Technologies business, which is expected to close in the fourth quarter of 2021. These divestitures are expected to generate in aggregate pre-tax cash proceeds of about $750 million. The Company also signed a non-binding letter in March 2021 with the intent to sell Chestnut Run labs, a portion of the Company's Chestnut Run campus. This transaction is expected to close within one year.

The assets and liabilities associated with the Biomaterials and Clean Technologies businesses, as well as Chestnut Run labs, remain classified as held for sale at September 30, 2021. The results of operations of the Biomaterials and Clean Technologies businesses are reported in Corporate.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials and Clean Technologies business units and Chestnut Run labs as of September 30, 2021 (collectively, the “Held for Sale Disposal Group”) and the Biomaterials and Clean Technologies business units as of December 31, 2020:

In millions	September 30, 2021	December 31, 2020
Assets
Accounts and notes receivable - net	$62	$63
Inventories	79	75
Other current assets	37	35
Investments and noncurrent receivables	158	164
Property, plant and equipment - net	76	34
Goodwill	267	267
Other intangible assets	168	168
Deferred charges and other assets	3	4
Assets held for sale	$850	$810
Liabilities
Accounts payable	$57	$40
Income taxes payable	2	1
Accrued and other current liabilities	37	50
Deferred income tax liabilities	29	30
Pension and other post-employment benefits - noncurrent	—	1
Other noncurrent obligations	17	18
Liabilities related to assets held for sale	$142	$140

In connection with the held for sale classification, the Held for Sale Disposal Group was measured at fair value less estimated cost to sell. As a result, the Company recorded a $25 million pre-tax goodwill impairment charge during the third quarter of 2020 which is reflected in “Goodwill impairment charges” in the Company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Sale of Solamet®
On June 30, 2021, the Company completed the sale of its Solamet® business unit, which is part of Corporate. Total consideration received related to the sale of the business is approximately $190 million, of which $47 million was received in the third quarter. For the nine months ended September 30, 2021, a pre-tax gain of $140 million ($105 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations.

Sale of TCS/HSC Disposal Group
In the third quarter of 2020, the Company completed the sale of its trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group,” and together with the TCS Business, the “TCS/HSC Disposal Group” and the sale of the TCS/HSC Disposal Group, the “TCS/HSC Disposal”) to the HSC Group, both of which were part of the former Non-Core segment. In connection with the TCS/HSC Disposal, the Company received $550 million in cash at closing, subject to certain claw-back provisions. The Company also received approximately $58 million in the third quarter of 2021, which was recorded in "Cash and cash equivalents" in the Company's interim Condensed Consolidated Balance Sheets, and will receive an additional $117 million in equal installments over the course of the next two years associated with the settlement of an existing supply agreement dispute with the HSC Group. The TCS/HSC Disposal resulted in a net pre-tax gain of $393 million ($232 million net of tax), including the settlement of the supply agreement dispute and after allocation of goodwill to the TCS Business. The net pre-tax benefit is recorded in “Sundry income (expense) – net” in the Company’s interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Sale of Compound Semiconductor Solutions
In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Industrial segment, to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million. For the nine months ended September 30, 2020, a pre-tax gain of $197 million ($102 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and nine months ended September 30, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird PM, the planned divestiture of the Held for Sale Disposal Group and the completed divestiture of the Solamet® business unit. For the three and nine months ended September 30, 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions.

These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Acquisition, integration and separation costs	$29	$22	$58	$161

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

On February 1, 2021, the Company realigned and renamed certain businesses as part of the 2021 Segment Realignment resulting in changes to its management and reporting structure (see Note 23 for additional details). In conjunction with the 2021 Segment Realignment, DuPont made the following changes to its major product lines:
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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Industrial Solutions	$474	$398	$1,412	$1,189
Interconnect Solutions	489	370	1,158	910
Semiconductor Technologies	504	445	1,517	1,340
Electronics & Industrial	$1,467	$1,213	$4,087	$3,439
Safety Solutions	$646	$534	$1,933	$1,746
Shelter Solutions	414	387	1,193	1,051
Water Solutions	337	328	1,011	972
Water & Protection	$1,397	$1,249	$4,137	$3,769
Advanced Solutions	$382	$303	$1,155	$858
Engineering Polymers	611	460	1,665	1,339
Performance Resins	305	233	963	680
Mobility & Materials	$1,298	$996	$3,783	$2,877
Corporate [1]	$109	$171	375	503
Total	$4,271	$3,629	$12,382	$10,588
1. Corporate net sales reflect activity of to be divested and previously divested businesses.

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
U.S. & Canada	$1,208	$1,068	$3,414	$3,177
EMEA [1]	831	650	2,475	2,038
Asia Pacific	2,080	1,776	6,046	4,998
Latin America	152	135	447	375
Total	$4,271	$3,629	$12,382	$10,588
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

Revenue recognized in the first nine months of 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	September 30, 2021	December 31, 2020
In millions
Accounts and notes receivable - trade [1]	$2,301	$1,911
Deferred revenue - current [2]	$34	$16
Deferred revenue - noncurrent [3]	$—	$21
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes asset impairments, were $1 million and $13 million for the three and nine months ended September 30, 2021 and $378 million and $800 million for the three and nine months ended September 30, 2020. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $38 million at September 30, 2021 and $96 million at December 31, 2020, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $181 million inception-to-date, consisting of severance and related benefit costs of $129 million and asset related charges of $52 million.

The following tables summarize the charges related to the 2020 Restructuring Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Severance and related benefit costs	$1	$4	$11	$99
Asset related charges	—	4	2	28
Total restructuring and asset related charges - net	$1	$8	$13	$127

2020 Restructuring Program Charges by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Electronics & Industrial	$—	$1	$2	$5
Water & Protection	—	2	—	24
Mobility & Materials	—	—	6	21
Corporate	1	5	5	77
Total	$1	$8	$13	$127

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2020	$62	$—	$62
Year-to-date restructuring charges	11	2	13
Charges against the reserve	—	(2)	(2)
Cash payments	(48)	—	(48)
Reserve balance at September 30, 2021	$25	$—	$25

Total liabilities related to the 2020 Restructuring Program were $25 million at September 30, 2021 and $62 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2020 Restructuring Program is considered substantially complete.

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

Total liabilities related to the 2019 Restructuring Program were $5 million at September 30, 2021 and $14 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The 2019 Restructuring Program is considered substantially complete.

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

Total liabilities related to the Synergy Program were $8 million at September 30, 2021 and $20 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Synergy Program is considered substantially complete.

Other Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions. The Company expects to incur costs of up to $75 million primarily related to the payment of severance and related benefits and asset related charges, the majority of which are expected to be incurred in the fourth quarter of 2021.

Asset Impairments
In the third quarter of 2020, the TCS/HSC Disposal, as well as further softening conditions in the aerospace markets, gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform a recoverability assessment related to asset groups within its Photovoltaic and Advanced Materials (“PVAM”) business unit. The Company first performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using both an income approach and a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $318 million ($242 million net of tax) in the Mobility and Materials segment recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

Additionally, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) in the third quarter of 2020 related to indefinite-lived intangible assets reflected in Corporate which were deemed no longer recoverable as a result of the Held for Sale Disposal Group classification (refer to Note 3 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

In the second quarter of 2020, the Company recorded a $21 million pre-tax impairment charge related to indefinite-lived intangible assets within the Mobility & Materials segment. This charge was recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the nine months ended September 30, 2020. See Note 13 for further discussion.

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

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures within Corporate gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its Biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a $270 million pre-tax impairment charge recorded within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operation for the nine months ended September 30, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Non-operating pension and other post-employment benefit (OPEB) credits	$14	$4	$39	$23
Interest income	—	4	4	8
Net gain on divestiture and sales of other assets and investments [1,2,3]	8	418	175	611
Foreign exchange losses, net	(19)	(6)	(36)	(27)
Miscellaneous income (expenses) - net [4]	5	10	(12)	16
Sundry income (expense) - net	$8	$430	$170	$631
1. The nine months ended September 30, 2021 primarily reflects income of $140 million related to the gain on sale of assets within Corporate and $28 million related to the gain on sale of assets within the Electronics & Industrial segment. The nine months ended September 30, 2020 includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Industrial segment.
2. The three and nine months ended September 30, 2020 includes a net benefit of $393 million related to the TCS/HSC Disposal, including the settlement of a supply agreement dispute, within Corporate. Refer to Note 3 for further information.
3. The three and nine months ended September 30, 2020 includes income of $30 million related to milestone achievement of a prior year sale of assets within the Electronics & Industrial segment.
4. The nine months ended September 30, 2021 includes an impairment charge of approximately $15 million, recorded in the first quarter of 2021, related to Chestnut Run labs, which is part of the Held for Sale Disposal Group.

Cash, Cash Equivalents and Restricted Cash
At December 31, 2020, the Company had approximately $6.2 billion recorded within non-current “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheet. The restricted cash relates to net proceeds received from an offering of $6.25 billion of senior unsecured notes (the "N&B Notes Offering") associated with the N&B transaction. On February 1, 2021 this amount was released from escrow as part of the N&B Transaction and is no longer restricted. The liability from the N&B Notes Offering was classified as "Liabilities of discontinued operations" in the Company's interim Condensed Consolidated Balance Sheet as of December 31, 2020. See Note 3 for further discussion of the Company's divestiture of the N&B business.

In connection with the cost sharing arrangement entered into as part of the MOU, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At September 30, 2021, the Company had restricted cash attributable to the cost sharing arrangement of $50 million included within non-current “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheets. Additional information regarding the MOU and the escrow account can be found in Note 15 to the interim Consolidated Financial Statements.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,335 million at September 30, 2021 and $1,085 million at December 31, 2020. Accrued payroll, which is a component of "Accrued and other current liabilities," was $480 million at September 30, 2021. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at September 30, 2021 and no component was more than 5 percent of total current liabilities at December 31, 2020.

NOTE 7 - INCOME TAXES
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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2021 was 22.4 percent, compared with an effective tax rate of 58.7 percent for the third quarter of 2020. The effective tax rate for the third quarter of 2020 was principally the result of a non-tax-deductible goodwill impairment charge and a non-tax-deductible goodwill allocation in connection with the TCS/HSC Disposal impacting Corporate.

For the first nine months of 2021, the effective tax rate on continuing operations was 16.7 percent, compared with (8.5) percent for the first nine months of 2020. The effective tax rate for the first nine months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the first nine months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting Corporate in the first and third quarter and a non-tax-deductible goodwill impairment charge impacting the Mobility & Materials and Industrial Solutions reporting units in the second quarter, coupled with an allocation of non-tax-deductible goodwill related to the TCS/HSC Disposal.

In connection with the integration of Laird PM, the Company completed certain internal restructurings that were determined to be tax free under the applicable sections of the Internal Revenue Code. If the aforementioned transactions were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax liability.

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

For periods between the DWDP Merger and the DWDP Distributions, DuPont's consolidated federal income tax group and consolidated tax return included the Dow and Corteva entities. Generally, the consolidated tax liability of the DuPont U.S. tax group for each year was apportioned among the members of the consolidated group in accordance with the terms of the amended and restated Tax Matters Agreement, between DuPont, Corteva and Dow, effective as of April 1, 2019 (the “Amended and Restated DWDP Tax Matters Agreement”). DuPont, Corteva and Dow intend that to the extent Federal and/or State corporate income tax liabilities are reduced through the utilization of tax attributes of the other, settlement of any receivable and payable generated from the use of the other party’s sub-group attributes will be in accordance with the Amended and Restated DWDP Tax Matters Agreement.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2021 and 2020:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$433	$86	$1,538	$(2,853)
Net income from continuing operations attributable to noncontrolling interests	13	7	$26	$20
Income (loss) from continuing operations attributable to common stockholders	$420	$79	$1,512	$(2,873)
(Loss) income from discontinued operations attributable to common stockholders	(29)	(158)	$4,751	$(300)
Net income (loss) attributable to common stockholders	$391	$(79)	$6,263	$(3,173)

Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2021	2020	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$0.81	$0.11	$2.74	$(3.90)
(Loss) earnings from discontinued operations, net of tax	(0.06)	(0.22)	8.61	(0.41)
Earnings (loss) attributable to common stockholders [2]	$0.75	$(0.11)	$11.35	$(4.31)

Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2021	2020	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$0.80	$0.11	$2.73	$(3.90)
(Loss) earnings from discontinued operations, net of tax	(0.06)	(0.21)	8.59	(0.41)
Earnings (loss) attributable to common stockholders [2]	$0.75	$(0.11)	$11.32	$(4.31)

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2021	2020	2021	2020
Weighted-average common shares - basic	521.5	734.4	551.7	735.8
Plus dilutive effect of equity compensation plans	1.6	0.5	1.4	—
Weighted-average common shares - diluted	523.1	734.9	553.1	735.8
Stock options and restricted stock units excluded from EPS calculations [1]	2.4	5.5	2.7	6.3
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

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	September 30, 2021	December 31, 2020
Accounts receivable – trade [1]	$2,237	$1,850
Notes receivable – trade	64	61
Other [2]	607	510
Total accounts and notes receivable - net	$2,908	$2,421
1.Accounts receivable – trade is net of allowances of $33 million at September 30, 2021 and $32 million at December 31, 2020. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

NOTE 10 - INVENTORIES

Inventories	September 30, 2021	December 31, 2020
In millions
Finished goods [1]	$1,670	$1,447
Work in process [1]	528	454
Raw materials [1]	492	368
Supplies	154	124
Total inventories	$2,844	$2,393
1.The prior year amounts have been recast for a reclassification between inventory captions, consistent with current year presentation.

NOTE 11 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			September 30, 2021	December 31, 2020
In millions
Land and land improvements	1	-	25	$617	$682
Buildings	1	-	50	2,146	2,031
Machinery, equipment, and other	1	-	25	7,543	7,182
Construction in progress				1,214	1,228
Total property, plant and equipment				$11,520	$11,123
Total accumulated depreciation				$4,599	$4,256
Total property, plant and equipment - net				$6,921	$6,867

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Depreciation expense	$174	$173	$501	$513

NOTE 12 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

The Company's net investment in nonconsolidated affiliates is shown in the following table:

Investments in Nonconsolidated Affiliates	September 30, 2021	December 31, 2020
In millions
Investments and noncurrent receivables	$926	$889
Accrued and other current liabilities	(64)	(71)
Net investment in nonconsolidated affiliates	$862	$818

The Company maintained an ownership interest in 14 nonconsolidated affiliates at September 30, 2021.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three months ended September 30, 2021 and 2020 and less than 2 percent and 3 percent of total net sales for the nine months ended September 30, 2021 and 2020, respectively. Sales to nonconsolidated affiliates for the nine months ended September 30, 2020 were primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group, prior to the TCS/Hemlock Disposal in the third quarter of 2020. Sales of this raw material to the HSC Group are reflected in Corporate. Purchases from nonconsolidated affiliates represented less than 4 percent of “Cost of sales” for the three and nine months ended September 30, 2021 and less than 3 percent for the three and nine months ended September 30, 2020.

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2021 were as follows:

	Electronics & Industrial	Water & Protection	Mobility & Materials	Total
In millions
Balance at December 31, 2020	$8,458	$6,969	$3,275	$18,702
Goodwill recognized for Laird PM Acquisition [1]	1,219	—	—	1,219
Currency Translation Adjustment	(66)	(108)	(67)	(241)
Other	—	—	8	8
Balance at September 30, 2021	$9,611	$6,861	$3,216	$19,688
1.On July 1, 2021, DuPont completed the acquisition of Laird PM. Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded. See Note 2 for additional information.

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

In the third quarter of 2020, the Company recorded pre-tax, non-cash goodwill impairment charges of $183 million, impacting Corporate, which is reflected in "Goodwill impairment charges" in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology [1]	$3,051	$(1,287)	$1,764	$2,844	$(1,220)	$1,624
Trademarks/tradenames [1]	1,125	(483)	642	1,095	(440)	655
Customer-related [1]	7,800	(2,639)	5,161	7,075	(2,361)	4,714
Other	131	(83)	48	131	(81)	50
Total other intangible assets with finite lives	$12,107	$(4,492)	$7,615	$11,145	$(4,102)	$7,043
Intangible assets with indefinite lives:
Trademarks/tradenames	1,029	—	1,029	1,029	—	1,029
Total other intangible assets	1,029	—	1,029	1,029	—	1,029
Total	$13,136	$(4,492)	$8,644	$12,174	$(4,102)	$8,072
1.As part of the Laird PM Acquisition, the Company acquired customer-related intangible assets of $840 million, developed technology of $290 million and trademark/tradename of $30 million. See Note 2 for additional information.

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

In the third quarter of 2020, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) related to indefinite-lived intangible assets within Corporate which were deemed no longer recoverable as a result of an impairment test performed related to the Held For Sale Disposal Group classification (see Note 3 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

In the first quarter and third quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting Corporate reflected within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2020. See Note 5 for further discussion.

In the second quarter of 2020, the Company performed quantitative testing on indefinite-lived intangible assets attributable to the Mobility & Materials segment, for which the Company determined that the fair value of certain tradenames had declined. As a result of the testing, the Company recorded a pre-tax, non-cash indefinite-lived intangible asset impairment charge of $21 million ($16 million after tax), which is reflected in "Restructuring and asset related charges - net," in the interim Consolidated Statements of Operations for the nine months ended September 30, 2020. The remaining net book value of the tradenames attributable to the Mobility & Materials segment at September 30, 2020 was approximately $289 million, which represents fair value.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2021	December 31, 2020
In millions
Electronics & Industrial [1]	$3,527	$2,611
Water & Protection	2,733	2,920
Mobility & Materials	2,384	2,541
Total	$8,644	$8,072
1.Includes intangible assets acquired as part of the Laird PM Acquisition. See Note 2 for additional information.

Total estimated amortization expense for the remainder of 2021 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2021	$174
2022	$676
2023	$652
2024	$622
2025	$572
2026	$554

NOTE 14 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following table summarizes the Company's finance lease obligations and long-term debt:

Long-Term Debt	September 30, 2021		December 31, 2020
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2023 [2]	$2,800	3.89%	$4,800	3.18%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter	6,050	5.13%	6,050	5.13%
Other facilities:
Term loan due 2022	—	—%	3,000	1.25%
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	72		90
Less: Long-term debt due within one year	1		1
Total	$10,629		$15,611
1. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2. The year ended December 31, 2020 includes $2 billion related to the May 2020 Notes.

Principal Payments of long-term debt for the remainder of 2021 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at September 30, 2021	Total
In millions
Remainder of 2021	$—
2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $12,830 million and $18,336 million at September 30, 2021 and December 31, 2020, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2021
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	May 2019	$3,000	$2,977	May 2024	Floating Rate
364-day Revolving Credit Facility	April 2021	1,000	1,000	April 2022	Floating Rate
Total Committed and Available Credit Facilities		$4,000	$3,977

N&B Transaction
As part of the N&B Transaction, the Company received a Special Cash Payment of approximately $7.3 billion. The Special Cash Payment was partially funded by the N&B Notes Offering, which was completed on September 16, 2020. In order to fund the remainder of the Special Cash Payment, immediately prior to the consummation of the N&B Transaction, N&B borrowed $1.25 billion under the N&B Term Loan on February 1, 2021. The obligations and liabilities associated with the N&B Notes Offering and the N&B Term Loan were separated from the Company on February 1, 2021 upon consummation of the N&B Transaction. See Note 3 for more information.

May 2020 Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May 2020 Debt Offering”). The consummation of the N&B Transaction triggered the special mandatory redemption feature of the May 2020 Debt Offering. The Company redeemed the May 2020 Notes on May 13, 2021 and funded the redemption with proceeds from the Special Cash Payment.

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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were $828 million at September 30, 2021. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $164 million at September 30, 2021. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2021, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at September 30, 2021.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES
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

As of September 30, 2021, the Company has recorded indemnification assets of $56 million within "Accounts and notes receivable - net" and $239 million within "Deferred charges and other assets" and indemnification liabilities of $177 million within "Accrued and other current liabilities" and $189 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged, subject in each case to certain exceptions set forth in the MOU.

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. As of September 30, 2021, the initial escrow deposit was completed by all parties in accordance with the MOU. DuPont's $50 million deposit into the escrow account is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	September 30, 2021	December 31, 2020	Balance Sheet Classification
Current indemnified liabilities	$43	$12	Accrued and other current liabilities
Long-term indemnified liabilities	$92	$46	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$135	$58
1.As of September 30, 2021, total indemnified liabilities accrued include $108 million related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality.
2.Excludes liabilities of $27 million recognized by the Company as of December 31, 2020 related to the settlement of the Ohio MDL, discussed below.

In addition to the above, as of September 30, 2021, the Company has recognized a liability of $12.5 million related to the settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General, discussed below.

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

On January 21, 2021, EID and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount is $83 million in cash with each of the Company and EID contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EID or Chemours. In connection with the Settlement, in April 2021 the plaintiffs filed a motion to terminate the Ohio MDL. The case captioned “Abbott v. E. I. du Pont de Nemours and Company” is not included in the Settlement and is presently pending appeal.

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

As of September 30, 2021, approximately 1,600 personal injury cases have been filed directly in the SC MDL and assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer, or other injuries. DuPont has been named as a defendant in most of these personal injury AFFF cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. EID and the Company have never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of September 30, 2021, the Company has liabilities of $18 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2021, the Company had accrued obligations of $210 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	September 30, 2021	December 31, 2020	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$45	$36	$91

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	45	44	66
MOU related obligations (discussed above) [3]	120	56	59
Total environmental related liabilities	$210	$136	$216
1.The environmental accrual as of September 30, 2021 represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued.
2.Pursuant to the DWDP Separation and Distribution Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations are included in the Indemnified Liabilities Related to the MOU presented above.

Guarantees
Obligations for Equity Affiliates & Others
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates and customers. At September 30, 2021 and December 31, 2020, the Company had directly guaranteed $178 million and $189 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral, as well as personal guarantees from customers. At September 30, 2021, no collateral was held by the Company.

The following table provides a summary of the final expiration year and maximum future payments for each type of guarantee:

Guarantees at September 30, 2021	Final Expiration Year	Maximum Future Payments
In millions
Obligations for customers [1]:
Bank borrowings	2021	$15
Obligations for non-consolidated affiliates [2]:
Bank borrowings	2021	$163
Total guarantees		$178
1. Existing guarantees for select customers, as part of contractual agreements. The terms of the guarantees are equivalent to the terms of the customer loans that are primarily made to finance customer invoices. At September 30, 2021, all maximum future payments had terms less than a year.
2. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 16 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Operating lease costs	$30	$36	$88	$100

Operating cash flows from operating leases were $88 million and $101 million for the nine months ended September 30, 2021 and 2020, respectively.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. New operating lease assets and liabilities entered into during the nine months ended September 30, 2021 and 2020 were $92 million and $101 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets [1]	$423	$423
Current operating lease liabilities [2]	99	117
Noncurrent operating lease liabilities [3]	331	308
Total operating lease liabilities	$430	$425
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

Lease Term and Discount Rate for Operating Leases	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	7.54	5.83
Weighted average discount rate	1.99%	2.26%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2021	Operating Leases
In millions
Remainder of 2021	$29
2022	103
2023	81
2024	64
2025	43
2026 and thereafter	150
Total lease payments	$470
Less: Interest	40
Present value of lease liabilities	$430
In connection with the N&B Transaction, DuPont entered into leasing agreements with IFF, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories to IFF. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Condensed Consolidated Balance Sheet or interim Consolidated Statement of Operations.

NOTE 17 - STOCKHOLDERS' EQUITY
As part of the Exchange Offer from the N&B Transaction, the Company accepted and retired approximately 197.4 million shares of its common stock in exchange for about 142 million shares of N&B Common Stock. As a result, the Company reduced its common stock outstanding by 197.4 million shares of DuPont Common Stock as of February 1, 2021.

Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). During the third quarter, the Company repurchased and retired 6.6 million shares for $500 million under this program. As of September 30, 2021, the Company had repurchased and retired a total of 8.1 million shares for $625 million under the 2021 Share Buyback Program.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2021 and 2020:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2020
Balance at January 1, 2020	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive income (loss) before reclassifications	548	(9)	—	539
Amounts reclassified from accumulated other comprehensive loss	—	18	—	18
Net other comprehensive income	$548	$9	$—	$557
Balance at September 30, 2020	$(522)	$(336)	$(1)	$(859)
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(545)	20	38	(487)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(361)	$96	$39	$(226)
Balance at September 30, 2021	$109	$(329)	$38	$(182)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not significant for the three and nine months ended September 30, 2021 and 2020.

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2021 and 2020 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Income Classification
In millions	2021	2020	2021	2020
Cumulative translation adjustments	$—	$—	$184	$—	See (1) below
Pension and other post-employment benefit plans	$2	$7	$110	$15	See (1) below
Tax (benefit) expense	(5)	2	(34)	3	See (1) below
After tax	$(3)	$9	$76	$18
Derivative instruments	$—	$—	$1	$—	See (1) below
Total reclassifications for the period, after tax	$(3)	$9	$261	$18
1. The activity for the nine months ended September 30, 2021 is classified almost entirely within "Income (loss) from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within and "Sundry income (expense) - net" as part of continuing operations. The activity for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 is classified within the "Sundry income (expense) - net" and "Provision for income taxes on continuing operations" lines.

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

The following table summarizes the activity for equity attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020:

Noncontrolling Interests	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Balance at beginning of period	$587	$572	$566	$569
Net income attributable to noncontrolling interests	13	7	26	20
Contributions from noncontrolling interests	17	14	84	19
Distributions to noncontrolling interests	(10)	(38)	(34)	(48)
Cumulative translation adjustments	(1)	4	(9)	(1)
Split-off of N&B	—	—	(27)	—
Balance at end of period	$606	$559	$606	$559

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
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

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Defined Benefit Pension Plans:
Service cost [1]	$13	$20	$42	$55
Interest cost [2]	11	14	32	42
Expected return on plan assets [3]	(26)	(28)	(80)	(82)
Amortization of prior service credit [4]	(2)	(1)	(4)	(4)
Amortization of net loss [5]	3	3	9	11
Curtailment/settlement [6]	(1)	6	2	8
Net periodic benefit cost - total	$(2)	$14	$1	$30
Less: Net periodic benefit cost - discontinued operations	—	4	1	11
Net periodic benefit cost - continuing operations	$(2)	$10	$—	$19
1. The service cost from continuing operations was $13 million and $40 million for the three and nine months ended September 30, 2021, respectively, compared with $15 million and $43 million for the three and nine months ended September 30, 2020, respectively.
2. The interest cost from continuing operations was $11 million and $32 million for the three and nine months ended September 30, 2021, respectively, compared with $14 million and $39 million for the three and nine months ended September 30, 2020, respectively.
3. The expected return on plan assets from continuing operations was $26 million and $79 million for the three and nine months ended September 30, 2021, respectively, compared with $26 million and $75 million for the three and nine months ended September 30, 2020, respectively.
4. The amortization of prior service credit from continuing operations was a gain of $2 million and $4 million for the three and nine months ended September 30, 2021, respectively, compared with a gain of $1 million and $4 million for the three and nine months ended September 30, 2020, respectively.
5. The amortization of unrecognized net loss from continuing operations was $3 million and $9 million for the three and nine months ended September 30, 2021, respectively, compared with a net loss of $2 million and $8 million for the three and nine months ended September 30, 2020, respectively.
6. The curtailment and settlement from continuing operations was a credit of $1 million and a cost of $2 million for the three and nine months ended September 30, 2021, respectively, compared with costs of $6 million and $8 million for both the three and nine months ended September 30, 2020, respectively.

Activity related to other post-employment benefits was considered immaterial for both the current and comparative periods. The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $46 million by year-end 2021.

NOTE 20 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's Recast 2020 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or a combination of the foregoing. Under the 2020 Plan, a maximum of 18 million shares of common stock are available for award as of September 30, 2021. In June of 2019, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants in the form of stock options, RSUs and performance-based restricted stock units ("PSUs"). Under the DuPont OIP, a maximum of 1 million shares of common stock are available for award as of September 30, 2021.

DuPont recognized share-based compensation expense in continuing operations of $17 million and $21 million for the three months ended September 30, 2021 and 2020, respectively, and $55 million and $81 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $11 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively.

In the first quarter of 2021, the Company granted 0.6 million RSUs, 0.6 million stock options and 0.4 million PSUs. The weighted-average fair values per share associated with the grants were $72.88 per RSU, $16.92 per stock option and $78.23 per PSU. The stock options had a weighted-average exercise price per share of $72.98. There was minimal activity in the second quarter of 2021. In the third quarter of 2021, the Company granted 0.3 million RSUs with a weighted-average fair value per share of $71.42 per RSU. There was minimal stock option and PSU activity.

Effect of the N&B Transaction on Equity Awards
At the time of the N&B Transaction, outstanding, unvested share-based compensation awards that were denominated in DuPont common stock and held by N&B employees were terminated and reissued as equity awards issued under the IFF stock plan.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2021 and December 31, 2020:

Fair Value of Financial Instruments	September 30, 2021				December 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$469	$—	$—	$469	$1,105	$—	$—	$1,105
Restricted cash equivalents [1]	$68	$—	$—	$68	$6,223	$—	$—	$6,223
Total cash equivalents and restricted cash equivalents	$537	$—	$—	$537	$7,328	$—	$—	$7,328
Long-term debt including debt due within one year	$(10,630)	$—	$(2,201)	$(12,831)	$(15,612)	$—	$(2,725)	$(18,337)
Derivatives relating to:
Net investment hedge [2]	—	51	—	51	—	—	—	—
Foreign currency [3,4]	—	—	(14)	(14)	—	4	(13)	(9)
Total derivatives	$—	$51	$(14)	$37	$—	$4	$(13)	$(9)
1.At September 30, 2021 there was $18 million of restricted cash classified as "Other current assets" and $50 million classified as "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets. At December 31, 2020 there was $25 million of restricted cash classified as "Other current assets" and $6.2 billion classified as "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheet.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2021	December 31, 2020
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(1,280)	$(304)
1.Presented net of contracts bought and sold.

Derivatives Designated in Hedging Relationships
Net Foreign Investment Hedge
In the second quarter of 2021, the Company entered into a fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $1 billion to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1 billion at an interest rate of 4.73% for €819 million at a weighted average interest rate of 3.26%. The cross-currency swap is designated as a net investment hedge and expires on November 15, 2028.

The Company has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within AOCL, net of amounts associated with excluded components which are recognized in interest expense in the interim Consolidated Statements of Operations.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $11 million for the three months ended September 30, 2021 and a loss of $38 million for the nine months ended September 30, 2021. There was a $3 million loss for the three months ended September 30, 2020 and a $1 million gain for the nine months ended September 30, 2020. The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2021	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$537
Derivatives relating to: [2]
Net investment hedge	51
Foreign currency contracts [3]	7
Total assets at fair value	$595
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$12,831
Derivatives relating to: [2]
Net investment hedge	—
Foreign currency contracts [3]	21
Total liabilities at fair value	$12,852
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the interim Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 21 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $7 million for both assets and liabilities as of September 30, 2021.
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

2020 Fair Value Measurements on a Nonrecurring Basis
During the third quarter of 2020, the Company recorded impairment charges related to indefinite-lived intangible assets and long-lived assets within Corporate and the Mobility & Materials segment. These impairment analyses were performed using Level 3 inputs within the fair value hierarchy. See Notes 3 and 5 for further discussion.

During the second quarter of 2020, the Company recorded impairment charges related to indefinite-lived assets within the Mobility & Materials segment. See Note 5 for further discussion of these fair value measurements.

During the first quarter of 2020, the Company recorded impairment charges related to long-lived assets within Corporate. See Note 5 for further discussion of this fair value measurement.

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

In addition, the following name changes occurred:
•Electronics & Imaging was renamed Electronics & Industrial;
•Transportation & Industrial was renamed Mobility & Materials;
•Safety & Construction was renamed Water & Protection.

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate [1]	Total
In millions
Three months ended September 30, 2021
Net sales	$1,467	$1,397	$1,298	$109	$4,271
Operating EBITDA [2]	$475	$353	$280	$(21)	$1,087
Equity in earnings of nonconsolidated affiliates	$13	$7	$3	$2	$25
Three months ended September 30, 2020
Net sales	$1,213	$1,249	$996	$171	$3,629
Operating EBITDA [2]	$421	$314	$160	$11	$906
Equity in earnings of nonconsolidated affiliates	$8	$7	$5	$9	$29
Nine months ended September 30, 2021
Net sales	$4,087	$4,137	$3,783	$375	$12,382
Operating EBITDA [2]	$1,335	$1,060	$852	$(50)	$3,197
Equity in earnings of nonconsolidated affiliates	$32	$27	$11	$6	$76
Nine months ended September 30, 2020
Net sales	$3,439	$3,769	$2,877	$503	$10,588
Operating EBITDA [2]	$1,084	$1,010	$352	$62	$2,508
Equity in earnings of nonconsolidated affiliates	$27	$19	$13	$111	$170
1.Corporate includes activity of to be divested and previously divested businesses.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2021 and 2020		Three Months Ended September 30,
In millions		2021	2020
Income from continuing operations, net of tax		$433	$86
+	Provision for income taxes on continuing operations	125	122
Income from continuing operations before income taxes		$558	$208
+	Depreciation and amortization	370	345
-	Interest income [1]	—	4
+	Interest expense	115	165
-	Non-operating pension/OPEB benefit [1]	14	4
-	Foreign exchange losses, net [1]	(19)	(6)
-	Significant items	(39)	(190)
Operating EBITDA		$1,087	$906
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Nine Months Ended September 30, 2021 and 2020		Nine Months Ended September 30,
In millions		2021	2020
Income (Loss) from continuing operations, net of tax		$1,538	$(2,853)
+	Provision for income taxes on continuing operations	308	224
Income (Loss) from continuing operations before income taxes		$1,846	$(2,629)
+	Depreciation and amortization	1,031	1,039
-	Interest income [1]	4	8
+	Interest expense	390	517
-	Non-operating pension/OPEB benefit [1]	39	23
-	Foreign exchange losses, net [1]	(36)	(27)
-	Significant items	63	(3,585)
Operating EBITDA		$3,197	$2,508
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2021	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(29)	$(29)
Restructuring and asset related charges - net [2]	—	—	(1)	—	(1)
Merger-related inventory step-up amortization [3]	(12)	—	—	—	(12)
Gain on divestiture [4]	—	—	—	3	3
Total	$(12)	$—	$(1)	$(26)	$(39)
1. Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM, the planned divestiture of the Held for Sale Disposal Group and the divestiture of the Solamet® business unit.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.
4. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Three Months Ended September 30, 2020	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(22)	$(22)
Restructuring and asset related charges - net [2]	(1)	(2)	—	(5)	(8)
Goodwill impairment charges [3]	—	—	—	(183)	(183)
Asset impairment charges [4]	—	—	(318)	(52)	(370)
Gain on divestiture [5]	—	—	—	393	393
Total	$(1)	$(2)	$(318)	$131	$(190)
1. Acquisition, integration and separation costs related to the post-DWDP Merger integration and the DWDP Distributions.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 13 for additional information.
4. See Note 5 for additional information.
5. Reflected in "Sundry income (expense) - net." See Note 3 for additional information.

Significant Items by Segment for the Nine Months Ended September 30, 2021	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(58)	$(58)
Restructuring and asset related charges - net [2]	(2)	—	(7)	(4)	(13)
Merger-related inventory step-up amortization [3]	(12)	—	—	—	(12)
Gain on divestiture [4]	2	—	—	144	146
Total	$(12)	$—	$(7)	$82	$63
1. Acquisition, integration and separation cost related to strategic initiatives including the acquisition of Laird PM, the planned divestiture of the Held for Sale Disposal Group and the divestiture of the Solamet® business unit.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.
4. Reflected in "Sundry income (expense) - net." See Note 3 for additional information.

Significant Items by Segment for the Nine Months Ended September 30, 2020	Elect. & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(161)	$(161)
Restructuring and asset related charges - net [2]	(2)	(15)	(15)	(107)	(139)
Goodwill impairment charges [3]	(834)	—	(1,664)	(716)	(3,214)
Asset impairment charges [4]	—	—	(339)	(322)	(661)
Gain on divestiture [5]	197	—	—	393	590
Total	$(639)	$(15)	$(2,018)	$(913)	$(3,585)
1. Acquisition, integration and separation costs related to the post-DWDP Merger integration and the DWDP Distributions.
2. Includes Board approved restructuring plans and asset related charges. See Note 5 for additional information.
3. See Note 13 for additional information.
4. See Note 5 for additional information.
5. Reflected in "Sundry income (expense) - net." See Note 3 for additional information.

NOTE 24 - SUBSEQUENT EVENTS
Intended Rogers Corporation Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close in the second quarter of 2022 and, when complete, is expected to broaden the Company’s presence in the electronic materials market. Rogers is complementary and aligned strategically with the Company’s existing Electronics & Industrial business. The completion of the acquisition is subject to approval by Rogers shareholders, regulatory approvals and other customary closing conditions.

DuPont entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $5.2 billion to secure committed financing for the Intended Rogers Acquisition. The Company intends to replace the Bridge Letter with other sources of financing prior to the closing of the Intended Rogers Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the interim Consolidated Financial Statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Recent Developments
•Result of Operations
•Segment Results
•Changes in Financial Condition

Overview
As of September 30, 2021, the Company has $4.3 billion of working capital and approximately $1.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and the merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) where, on the terms and subject to the conditions of the Exchange Offer, eligible participating DuPont stockholders had the option to tender all, some or none of their shares of common stock, par value $0.01 per share, of DuPont (the “DuPont Common Stock”) for a number of shares of common stock, par value $0.01 per share, of N&B (the “N&B Common Stock”) and which resulted in all shares of N&B Common Stock being distributed to DuPont stockholders that participated in the Exchange Offer. The consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"), which is subject to post-closing adjustment pursuant to the terms of the N&B Separation and Distribution Agreement. The company used a portion of the proceeds to retire its $3 billion term loan facilities on February 1, 2021 and used the proceeds to fund the redemption, in accordance with their terms, of the $2 billion May 2020 Notes issuance.

On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International. The Company paid for the acquisition from existing cash balances. See discussion below and within “Liquidity and Capital Resources” for more information.

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

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., including Dow’s subsidiary TDCC (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva including Corteva’s subsidiary EID, (the “Corteva Distribution" and together with the Dow Distribution, the “DWDP Distributions”).

Following the Corteva Distribution, the Company holds the specialty products business as continuing operations. On June 1, 2019, DowDuPont changed its registered name from "DowDuPont Inc." to "DuPont de Nemours, Inc." doing business as "DuPont" (the "Company"). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol "DD."

N&B Transaction
The financial position of DuPont as of December 31, 2020 and the results of operations of DuPont for the three and nine months ended September 30, 2021 and 2020 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 3 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

2021 Segment Realignment
Immediately following the separation and distribution of the N&B Business, the Company made changes to its management and reporting structure (the “2021 Segment Realignment”) (see Note 23 for additional details). The reporting changes have been retrospectively reflected for all periods presented.

RECENT DEVELOPMENTS
Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close in the second quarter of 2022 and, when complete, is expected to broaden the Company’s presence in the electronic materials market. Rogers is highly complementary and aligned strategically with the Company’s existing Electronics & Industrial segment. The completion of the acquisition is subject to approval by Rogers shareholders, regulatory approvals and other customary closing conditions.

Mobility & Materials Segment Intended Divestiture
On November 2, 2021 the Company announced that it has initiated a divestiture process related to a substantial portion of the Mobility & Materials segment, which predominantly includes the Engineering Polymers and Performance Resins lines of business (the “In-Scope M&M Businesses”). The outcome of which, including the entry into definitive agreements, is subject to approval of the DuPont Board of Directors. The scope of the intended divestiture excludes certain product lines including Auto Adhesives and MultibaseTM. The divestiture of the In-Scope M&M Businesses may include a full or partial separation of the businesses from the Company. The Mobility & Materials segment will remain in its current management and reporting structure while these strategic alternatives are considered.

Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird PM from Advent International (“Laird PM Acquisition”) for cash consideration of $2,404 million, which reflects adjustments, primarily for acquired cash and net working capital. See Note 2 to the interim Consolidated Financial Statements for additional information.

Dividends
On June 17, 2021, the Board of Directors declared a third quarter dividend of $0.30 per share, paid on September 15, 2021, to shareholders of record on July 30, 2021.

On October 14, 2021, the Company announced that its Board of Directors declared a fourth quarter dividend of $0.30 per share payable on December 15, 2021, to shareholders of record on November 30, 2021.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net sales	$4,271	$3,629	$12,382	$10,588

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	—%	1%	9%	11%	21%	—%	2%	13%	4%	19%
Water & Protection	2	1	9	—	12	1	2	7	—	10
Mobility & Materials	16	2	12	—	30	9	3	19	—	31
Corporate	3	1	9	(49)	(36)	3	2	2	(32)	(25)
Total	6%	1%	10%	1%	18%	3%	2%	12%	—%	17%
U.S. & Canada	5%	—%	8%	—%	13%	2%	—%	8%	(3)%	7%
EMEA [1]	5	2	18	3	28	—	6	14	1	21
Asia Pacific	6	2	8	1	17	4	2	14	1	21
Latin America	3	2	6	2	13	3	(1)	16	1	19
Total	6%	1%	10%	1%	18%	3%	2%	12%	—%	17%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2021 of $4.3 billion, up 18 percent from $3.6 billion for the three months ended September 30, 2020, due to a 10 percent increase in volume, a 6 percent increase in local price and product mix, a 1 percent favorable currency impact and a 1 percent increase in portfolio actions. Volume increased across all operating segments, Mobility & Materials (up 12 percent), Electronics & Industrial (up 9 percent), and Water & Protection (up 9 percent). Volume increased across all regions. Local price was up 6 percent compared with the same period last year driven by Mobility & Materials (up 16 percent). Currency was up 1 percent compared with the same period last year, driven primarily by EMEA (up 2 percent), Latin America (up 2 percent) and Asia Pacific currencies (up 2 percent). Portfolio and other changes contributed a 1 percent growth as the addition of Laird PM in Electronics & Industrial (up 11 percent) offset the decline within Corporate (down 49 percent) due to the sale of businesses previously held in non-core.

Net sales for the nine months ended September 30, 2021 were $12.4 billion, up 17 percent from $10.6 billion for the nine months ended September 30, 2020, due to a 12 percent increase in volume, a 3 percent increase in local price and product mix, a 2 percent favorable currency impact, and portfolio remained flat. Volume increased across all operating segments, the most notable volume increases were in Mobility & Materials (up 19 percent), Electronics & Industrial (up 13 percent) and Water & Protection (up 7 percent). Volume grew across all geographic regions. Local price and product mix was up 3 percent with the same period last year. Local price increased across all regions except EMEA (flat). Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 6 percent) and Asia Pacific currencies (up 2 percent). Portfolio and other was flat as the addition of Laird PM in Electronics & Industrial (up 4 percent) offset the decline within Corporate (down 32 percent) due to the sale of businesses previously held in non-core.

Cost of Sales
Cost of sales was $2.8 billion for the three months ended September 30, 2021, up from $2.4 billion for the three months ended September 30, 2020. Cost of sales increased for the three months ended September 30, 2021 primarily due to increased sales volume, higher raw materials costs and higher logistics costs primarily related to freight. The increase was partially offset by the absence of approximately $60 million of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the three months ended September 30, 2021 was 65 percent compared with 67 percent for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, cost of sales was $7.9 billion, up from $7.0 billion for the nine months ended September 30, 2020. Cost of sales increased for the nine months ended September 30, 2021 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs partially offset by approximately $210 million of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2021 was 64 percent compared with 66 percent for the nine months ended September 30, 2020.

Research and Development Expenses ("R&D")
R&D expenses totaled $152 million in the third quarter of 2021, up from $140 million in the third quarter of 2020. R&D as a percentage of net sales was 4 percent for the three months ended September 30, 2021 and 2020. The increase for the three months ended September 30, 2021 as compared with the same period of the prior year was primarily due to incremental costs from the Laird PM Acquisition and higher personnel related expenses.

For the first nine months of 2021, R&D expenses totaled $456 million, down from $466 million in the first nine months of 2020. R&D as a percentage of net sales was 4 percent for the nine months ended September 30, 2021 and 2020. The decrease for the nine months ended September 30, 2021 as compared with the same period of the prior year was primarily due to productivity actions.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $475 million in the third quarter of 2021, up from $403 million in the third quarter of 2020. SG&A as a percentage of net sales was 11 percent for the three months ended September 30, 2021 and 2020. The increase for the three months ended September 30, 2021 as compared with the same period of the prior year was primarily due to incremental costs from the Laird PM Acquisition, currency fluctuations and higher personnel related expenses.

For the first nine months of 2021, SG&A expenses totaled $1,390 million, up from $1,299 million in the first nine months of 2020. SG&A as a percentage of net sales was 11 percent and 12 percent for the nine months ended September 30, 2021 and 2020, respectively. The increase for the nine months ended September 30, 2021 as compared with the same period of the prior year was primarily due to incremental costs from higher personnel related expenses, currency fluctuations, and the Laird PM Acquisition.

Amortization of Intangibles
Amortization of intangibles was $196 million in the third quarter of 2021, up from $172 million in the third quarter of 2020. The increase for the three months ended September 30, 2021 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition.

In the first nine months of 2021, amortization of intangibles was $530 million, up from $527 million in the same period of the prior year. The slight increase in the amortization of intangibles for the nine months ended September 30, 2021 compared with the same period of the prior year is primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition, partially offset by lower amortization due to the sale of the trichlorosilane business ("TCS Business") in the third quarter of 2020, as well as the classification of the Biomaterials and Clean Technologies business units as held for sale in the third quarter of 2020. See Note 13 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $1 million in the third quarter of 2021, down from $378 million in the third quarter of 2020. The activity in the third quarter of 2021 is related to the 2020 Restructuring Program. The activity in the third quarter of 2020 included asset impairment charges of $318 million related to long-lived assets in the Mobility & Materials segment, $52 million related to indefinite-lived intangible assets in Corporate, and a $8 million charge related to the 2020 Restructuring Program.

In the first nine months of 2021, restructuring and asset related charges - net were $13 million, down from $800 million in the same period last year. The activity for the nine months of 2021 is related to the 2020 Restructuring Program. The charges in the same period of 2020 included the asset impairment charges described above, asset impairment charges in Corporate of $270 million related to long-lived assets, a $21 million impairment charge related to indefinite-lived intangible assets in the Mobility & Materials segment, a $127 million charge related to the 2020 Restructuring Program, a $5 million charge related to the 2019 Restructuring Program and a $7 million charge related to the DowDuPont Cost Synergy Program.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
There were no goodwill related impairments for the three and nine months ended September 30, 2021. For the three months ended September 30, 2020, the goodwill impairment charges were $183 million related to a business reported in Corporate. For the nine months ended September 30, 2020, the goodwill impairment charges were $3,214 million related to a business reported in Corporate and the Mobility & Materials and Industrial Solutions reporting units. See Note 13 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs, primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and nine months ended September 30, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird PM, the planned divestiture of the Held for Sale Disposal Group and the completed divestiture of the Solamet® business unit. For the three and nine months ended September 30, 2020, these costs were primarily associated with the execution of activities related to the post-DWDP Merger integration and the DWDP Distributions. These costs were $29 million in the third quarter of 2021, up from $22 million in the third quarter of 2020. The increase is related to the execution of these strategic initiatives in 2021. In the first nine months of 2021, acquisition, integration and separation costs were $58 million, down from $161 million in the same period last year. The decline was primarily related to the timing of the post-DWDP Merger integration activities and the DWDP Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $25 million in the third quarter of 2021, down from $29 million in the third quarter of 2020. In the first nine months of 2021, the Company's share of the earnings of nonconsolidated affiliates was $76 million, down from $170 million in the first nine months of 2020. The decrease for the three and nine months ended September 30, 2021 and 2020 is primarily due to the sale of DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group") in the third quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the third quarter of 2021 was income of $8 million compared with income of $430 million in the third quarter of 2020. The third quarter of 2021 included benefits related to non-operating pension and other post-employment benefit credits of $14 million and adjustments to previous gains on divestiture and sales of other assets of $8 million, partially offset by foreign currency exchange losses of $19 million. The third quarter of 2020 included a net pre-tax benefit of $393 million related to the sale of the disposal group consisting of the TCS Business and the HSC Group ("TCS/HSC Disposal") which includes the settlement of a supply agreement dispute.

In the first nine months of 2021, sundry income (expense) - net was income of $170 million compared with income of $631 million. The first nine months of 2021 included benefits related to the sale of assets within Corporate and the Electronics & Industrial segment of $140 million and $28 million, respectively, and income related to non-operating pension and other post-employment benefit credits of $39 million, partially offset by miscellaneous expenses of $12 million and foreign currency exchange losses of $36 million. The first nine months of 2020 included a net benefit of $393 million related to the TCS/HSC Disposal, benefits related to the sale of the Compound Semiconductor Solutions business unit of $197 million, income related to non-operating pension and other post-employment benefit credits of $23 million and miscellaneous income of $16 million, partially offset by foreign currency exchange losses of $27 million.

Interest Expense
Interest expense was $115 million and $165 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $390 million and $517 million for the nine months ended September 30, 2021 and 2020, respectively.

The decrease for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily relates to the maturity of the November 2020 Notes which were repaid in November 2020, the redemption of the May 2020 Notes in May 2021, and the early repayment of the $3.0 billion Term Loan Facilities in February 2021.

The decrease for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to the maturity of the November 2020 Notes, the early repayment of the $3.0 billion Term Loan Facilities in February 2021, and absence of commercial paper borrowings. Refer to Note 14 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2021 was 22.4 percent, compared with an effective tax rate of 58.7 percent for the third quarter of 2020. The effective tax rate for the third quarter of 2020 was principally the result of a non-tax-deductible goodwill impairment charge and a non-tax-deductible goodwill allocation in connection with the TCS/HSC Disposal impacting Corporate.

For the first nine months of 2021, the effective tax rate on continuing operations was 16.7 percent, compared with (8.5) percent for the first nine months of 2020. The effective tax rate for the first nine months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity. The effective tax rate for the first nine months of 2020 was principally the result of a non-tax-deductible goodwill impairment charge impacting Corporate in the first and third quarter and a non-tax-deductible goodwill impairment charge impacting the Mobility & Materials and Industrial Solutions reporting units in the second quarter, coupled with an allocation of non-tax-deductible goodwill related to the TCS/HSC Disposal.

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

Effective February 1, 2021, DuPont changed its management and reporting structure. The reporting changes have been retrospectively reflected in the following discussion of segment results for all periods presented. See Note 23 to the interim Consolidated Financial Statements for additional information.

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits, and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, medical silicones and specialty lubricants.

Electronics & Industrial	Three Months Ended		Nine Months Ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$1,467	$1,213	$4,087	$3,439
Operating EBITDA	$475	$421	$1,335	$1,084
Equity earnings	$13	$8	$32	$27

Electronics & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2021	September 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	1	2
Volume	9	13
Portfolio & other	11	4
Total	21%	19%

Electronics & Industrial net sales were $1,467 million for the three months ended September 30, 2021, up 21 percent from $1,213 million for the three months ended September 30, 2020. Net sales increased due to a 11 percent portfolio increase, a 9 percent increase in volume and a 1 percent favorable currency impact. Local price and product mix were flat. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Industrial Solutions reflecting broad-based demand most notably in consumer electronics, healthcare and industrial markets. Continued strength in Semiconductor Technologies was driven by ongoing digital transformation accelerated by on-going transition to more advanced technologies and growth in high performance computing and 5G communications. Within Interconnect Solutions, volume declined due to a shift in demand for material content in next-generation smartphones to the first half of the year and supply chain constraints within the automotive market. The global semiconductor chip shortage is expected to continue in the fourth quarter.
Operating EBITDA was $475 million for the three months ended September 30, 2021, up 13 percent compared with $421 million for the three months ended September 30, 2020. Operating EBITDA increased due to the acquisition of Laird PM and strong volume growth, partially offset by higher raw materials and logistics costs and the absence of income in 2020 related to a previous asset sale.
Electronics & Industrial net sales were $4,087 million for the nine months ended September 30, 2021, up 19 percent from $3,439 million for the nine months ended September 30, 2020. Net sales increased due to a 13 percent increase in volume, a 4 percent increase due to portfolio actions, and a 2 percent favorable currency impact. Local price and product mix were flat. Volume growth was driven by Industrial Solutions due to increased demand most notably in the consumer electronics and the healthcare markets. Continued volume growth in Semiconductor Technologies was led by new technology ramps at advanced nodes within logic and foundry and growth in high performance computing and 5G communications. Within Interconnect Solutions, volume growth was driven by broad based electronics demand and recovery in industrial applications. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM within Interconnect Solutions.
Operating EBITDA was $1,335 million for the nine months ended September 30, 2021, up 23 percent compared with $1,084 million for the nine months ended September 30, 2020 driven by strong volume growth and the acquisition of Laird PM. The nine months ended September 30, 2021 and 2020 include income of $28 million and $30 million, respectively, related to the sale of assets.

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

Water & Protection	Three Months Ended		Nine Months Ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$1,397	$1,249	$4,137	$3,769
Operating EBITDA	$353	$314	$1,060	$1,010
Equity earnings	$7	$7	$27	$19

Water & Protection	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2021	September 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	1%
Currency	1	2
Volume	9	7
Portfolio & other	—	—
Total	12%	10%

Water & Protection net sales were $1,397 million for the three months ended September 30, 2021, up 12 percent from $1,249 million for the three months ended September 30, 2020. Net sales increased due to a 9 percent increase in volume, a 2 percent increase in local price, and a 1 percent favorable currency impact. Portfolio remained flat. Strong volume gains were led by Safety Solutions as continued recovery in industrial end-markets resulted in significant improvement in aramid fibers. Shelter Solution saw strong demand in residential construction, do-it-yourself applications and continued recovery in commercial construction. Volume growth in Water Solutions was driven by ion exchange resins.
Operating EBITDA was $353 million for the three months ended September 30, 2021, up 12 percent compared with $314 million for the three months ended September 30, 2020 as volume gains and the absence of costs associated with temporarily idling several manufacturing facilities during the COVID-19 pandemic were partially offset by higher raw material and logistics costs.
Water & Protection net sales were $4,137 million for the nine months ended September 30, 2021, up 10 percent from $3,769 million for the nine months ended September 30, 2020 driven by a 7 percent increase in volume, a 2 percent favorable currency impact, and a 1 percent increase in local price. Portfolio was flat. Volume growth across the segment was driven by recovery of end markets following the COVID-19 pandemic. Volume gains were led by Safety Solutions due to the continued recovery in end-markets for aramid fibers. Within Shelter Solutions, volume growth was driven by the ongoing recovery of non-residential markets and continued demand in residential construction and do-it-yourself applications.
Operating EBITDA was $1,060 million for the nine months ended September 30, 2021, up 5 percent compared with $1,010 million for the nine months ended September 30, 2020 as volume gains and the absence of costs associated with temporarily idling several manufacturing facilities were partially offset by higher raw material and logistics costs.

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

Mobility & Materials	Three Months Ended		Nine Months Ended
In millions	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$1,298	$996	$3,783	$2,877
Operating EBITDA	$280	$160	$852	$352
Equity earnings	$3	$5	$11	$13

Mobility & Materials	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2021	September 30, 2021
Change in Net Sales from Prior Period due to:
Local price & product mix	16%	9%
Currency	2	3
Volume	12	19
Portfolio & other	—	—
Total	30%	31%

Mobility & Materials net sales were $1,298 million for the three months ended September 30, 2021, up 30 percent from $996 million for the three months ended September 30, 2020. Net sales increased due to a 16 percent increase in local price, a 12 percent increase in volume, and a 2 percent favorable currency impact. The local price increase reflects actions taken to offset higher raw material costs and higher metals pricing. Volume growth across the segment was driven by the continued recovery of key industrial end markets following the COVID-19 pandemic, most notably the recovery of the global automotive market. The global semiconductor chip shortage is expected to continue in the fourth quarter.
Operating EBITDA was $280 million for the three months ended September 30, 2021, compared with $160 million for the nine months ended September 30, 2020. The increase was driven by higher volumes, pricing gains, and the absence of charges recorded in the prior year associated with temporarily idling several manufacturing facilities during the COVID-19 pandemic.
Mobility & Materials net sales were $3,783 million for the nine months ended September 30, 2021, up 31 percent from $2,877 million for the nine months ended September 30, 2020. Net sales increased due to a 19 percent increase in volume, a 9 percent increase in local price and a 3 percent favorable currency impact. Volume growth was attributable to the continued recovery of key end markets, primarily the global automotive market. The local price increase reflects actions taken to offset higher raw material costs and higher metals pricing.
Operating EBITDA was $852 million for the nine months ended September 30, 2021, compared with $352 million for the nine months ended September 30, 2020 driven by higher volumes, pricing gains, and the absence of $160 million of charges recorded in the prior year associated with temporarily idling several manufacturing facilities, as referenced above.

Corporate
Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. The sales and activity of to be divested and previously divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units, and the TCS Business along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group”) historically included in the Non-Core segment are reflected as Corporate activity.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's Current Report on Form 8-K filed on June 3, 2021, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2021.

The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries' obligations as they come due.

In millions	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,670	$2,544
Total debt [1]	$10,630	$15,612
1.Includes the current portion of long-term debt that is within the "Accrued and other current liabilities" line in the interim Condensed Consolidated Balance Sheets.

The Company's cash and cash equivalents at September 30, 2021 and December 31, 2020 were $1.7 billion and $2.5 billion, respectively, of which $1.4 billion at September 30, 2021 and $1.8 billion at December 31, 2020 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities necessary for completing the acquisition of Laird PM. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The decrease in cash and cash equivalents was primarily due to the completion of the Laird PM Acquisition.

Total debt at September 30, 2021 and December 31, 2020 was $10.6 billion and $15.6 billion, respectively. The decrease was primarily due to the termination and repayment of the Company's $3 billion Term Loan Facilities in the first quarter of 2021, and the redemption of the May 2020 Notes in the second quarter of 2021, described further below, in accordance with special mandatory redemption feature.

As of September 30, 2021, the Company is contractually obligated to make future cash payments of $10,700 million and $6,183 million associated with principal and interest, respectively, on debt obligations assuming held to maturity. Related to the principal balance, the majority of it will be due subsequent to September 30, 2022. Related to interest, $503 million will be due in the next twelve months and the remainder will be due subsequent to September 30, 2022. The decrease in debt and interest obligations since December 31, 2020 is mostly due to the termination and repayment of the $3 billion Term Loan Facilities and the redemption of the May 2020 Notes.

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

May 2020 Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2 billion of 2.169 percent fixed rate Notes due May 1, 2023 (the “May 2020 Debt Offering”). Upon consummation of the N&B Transaction, the special mandatory redemption feature of the May 2020 Debt Offering was triggered, requiring the Company to redeem all of the May 2020 Notes at a redemption price equal to 100% of the aggregate principal amount of the May 2020 Notes plus accrued and unpaid interest. The Company redeemed the May 2020 Notes on May 13, 2021 and funded the redemption with proceeds from the Special Cash Payment.

Laird Performance Materials
On July 1, 2021, the Company completed the acquisition of Laird PM from Advent International for aggregate consideration of $2.4 billion, which reflects adjustments, including for acquired cash and net working capital. The acquisition is part of the Interconnect Solutions business within the Electronics & Industrial segment. The Company paid for the acquisition from existing cash balances.

Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers for about $5.2 billion. The acquisition is expected to close in the second quarter of 2022 and, when complete, is expected to broaden the Company’s presence in the electronic materials market. Rogers is highly complementary and aligned strategically with the Company’s existing Electronics & Industrial segment. The completion of the acquisition is subject to Rogers shareholder approval, regulatory approvals and other customary closing conditions.

The Company entered into a Bridge Letter in an aggregate principal amount of $5.2 billion to secure committed financing for the Intended Rogers Acquisition. The Company intends to replace the Bridge Letter with other sources of financing prior to the closing of the Intended Rogers Acquisition.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to a strong financial position and strong investment-grade rating. At October 29, 2021, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants related to its 2018 Senior Notes contain certain limitations on the Company’s ability to incur liens and enter into sale lease-back transactions, mergers and consolidations as well as customary events of default. The Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facilities contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2021, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2021	September 30, 2020
Cash provided by (used for):
Operating activities	$1,660	$2,794
Investing activities	$(2,727)	$35
Financing activities	$(5,921)	$5,830
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(49)	$4
Cash, cash equivalents and restricted cash reclassified as discontinued operations	$—	$7

Cash Flows from Operating Activities
In the first nine months of 2021, cash provided by operating activities was $1,660 million, compared with $2,794 million in the same period last year. The decrease in cash provided by operating activities was primarily due to an increase in the use of cash for net working capital. Activity related to the N&B business is included in all nine months of the comparative period and the first month of 2021.

Net Working Capital [1]	September 30, 2021	December 31, 2020
In millions (except ratio)
Current assets	$8,497	$8,349
Current liabilities	4,221	3,616
Net working capital	$4,276	$4,733
Current ratio	2.01:1	2.31:1
1.Net working capital as presented excludes the assets and liabilities related to the N&B Transaction. The assets and liabilities related to the N&B Transaction are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Condensed Consolidated Balance Sheets for the year ended December 31, 2020.

Cash Flows from Investing Activities
In the first nine months of 2021, cash used for investing activities was $2,727 million, compared an inflow of cash from investing activities of $35 million in the first nine months of 2020. The increase in cash used was primarily attributable to the acquisition of Laird PM on July 1, as well as a decrease in proceeds from sales of property and businesses (net of cash dividend), offset by lower capital expenditures. Activity related to the N&B business is included in all nine months of the comparative period and the first month of 2021.

Cash Flows from Financing Activities
In the first nine months of 2021, cash used for financing activities was $5,921 million compared with cash provided by financing activities of $5,830 million in the same period last year. The primary driver of the increase in cash used was an increase in payments on long-term debt, a decrease in proceeds from long-term debt issuances, and an increase in share purchases of common stock, partially offset by proceeds from issuances of long-term debt transferred to IFF at split-off. Activity related to the N&B business is included in all nine months of the comparative period and the first month of 2021.

Dividends
On February 18, 2021, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 15, 2021, to shareholders of record on March 1, 2021.

On April 28, 2021, the Board of Directors declared a second quarter dividend of $0.30 per share, paid on June 15, 2021, to shareholders of record on May 28, 2021.

On June 17, 2021, the Board of Directors declared a third quarter dividend of $0.30 per share, paid on September 15, 2021, to shareholders of record on July 30, 2021.

On October 14, 2021, the Company announced that its Board declared a fourth quarter dividend of $0.30 per share payable on December 15, 2021, to shareholders of record on November 30, 2021.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a $2 billion share buyback program, which expired on June 1, 2021 ("2019 Share Buyback Program"). At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total cost of 29.9 million shares at a cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a new $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of September 30, 2021, the Company has repurchased and retired a total of 8.1 million shares for $625 million under the 2021 Share Buyback Program.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $46 million by year-end 2021 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $181 million inception-to-date, consisting of severance and related benefit costs of $129 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $25 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $126 million inception-to-date, consisting of severance and related benefit costs of $99 million and asset related charges of $27 million. Actions associated with the 2019 Restructuring Program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $5 million and relate to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), adopted by the DowDuPont Board of Directors. The Synergy Program was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions whereby the Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $345 million inception-to-date, consisting of severance and related benefit costs of $137 million, asset related charges of $159 million and contract termination charges of $49 million. Actions associated with the Synergy Program, including employee separations, are considered substantially complete. Future cash payments related to the Synergy Program are anticipated to be $8 million and relate to the payment of severance and related benefits.

See Note 5 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

Off-balance Sheet Arrangements
Guarantees arise in the ordinary course of business from relationships with customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At September 30, 2021 and December 31, 2020, the Company had directly guaranteed $178 million and $189 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 15 to the interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 21 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's Current Report on Form 8-K filed on June 3, 2021 for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of September 30, 2021, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

DuPont de Nemours Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 15 to the interim Consolidated Financial Statements.

Litigation
See Note 15 to the interim Consolidated Financial Statements.

Environmental Proceedings
The Company believes it is remote that the following matters will have a material impact on its financial position, liquidity or results of operations. The description is included per Regulation S-K, Item 103(c) of the Securities Exchange Act of 1934.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
July	1,600,944	$78.08	1,600,944	$1,250
August	4,137,091	75.29	4,137,091	939
September	858,730	73.97	858,730	875
Third Quarter 2021	6,596,765	$75.80	6,596,765	$875

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
Date: November 3, 2021

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware