Form 10-K
period 2021-12-31
DuPont de Nemours, Inc.
filed 2022-02-11
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
                                                  ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $41 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 512,907,484 shares of common stock, $0.01 par value, outstanding at February 9, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2021

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

FORWARD-LOOKING STATEMENTS
This communication contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target," and similar expressions and variations or negatives of these words. Capitalized terms used in this section but not defined below have the meanings assigned in Item 1 of this Annual Report on Form 10-K.

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the timing and outcome of the In-Scope M&M Divestiture Process and the risks, costs and ability to realize benefits from the pursuit of any disposition of the In-Scope M&M Businesses resulting therefrom; (ii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures and other portfolio changes actions and impact of changes in relevant tax and other laws; (iii) indemnification of certain legacy liabilities of EID in connection with the Corteva Distribution; (iv) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours; (v) failure to timely close on anticipated terms, realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes including the Intended Rogers Acquisition (vi) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs, related to operational and supply chain impacts or disruptions, which may result from, among other events, the COVID-19 pandemic and actions in response to it, and geo-political and weather-related events; (vii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; and (viii) other risks to DuPont's business, operations; each as further discussed in the section titles "Risk Factors" (part 1, Item 1A of this Form 10-K). Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

DuPont is a global innovation leader with technology-based materials and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, building and construction, healthcare and worker safety. At December 31, 2021, the Company has subsidiaries in about 60 countries worldwide and manufacturing operations in about 25 countries. See Note 23 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

On February 1, 2021, the Company completed the divestiture of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”) that resulted in IFF issuing shares to DuPont stockholders. See Note 4 to the Consolidated Financial Statements for more information.

On July 1, 2021, DuPont completed the acquisition of the Laird Performance Materials business (the “Laird PM Acquisition”) from Advent International. See Note 3 to the Consolidated Financial Statements for more information.

On November 2, 2021, DuPont announced it has entered into a definitive agreement to acquire Rogers Corporation for cash, (the “Intended Rogers Acquisition”). The transaction is subject to approval by Rogers’ shareholders, which was received on January 25, 2022, regulatory approvals and customary closing conditions.

On November 2, 2021, DuPont announced that it has initiated a divestiture process (the “In-Scope M&M Divestiture Process”) related to a substantial portion of its Mobility & Materials segment, not including, among other things, the Auto Adhesives and MultibaseTM businesses, (the “In-Scope M&M Businesses”). The outcome of which, including the entry into a definitive agreement, is subject to approval of the DuPont Board of Directors.

BASIS OF PRESENTATION
The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2021 and 2020 and the results of operations of DuPont for the years ended December 31, 2021, 2020, and 2019 giving effect to the divestiture of N&B and the DWDP Distributions, with the historical financial results of N&B, Dow, and Corteva reflected as discontinued operations, as applicable. The cash flows and comprehensive income related to N&B, Dow, and Corteva have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the year ended December 31, 2021, 2020, and 2019, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B, Dow, or Corteva.

SEGMENT INFORMATION
Effective February 1, 2021, in conjunction with the closing of the N&B Transaction, the Company changed its management and reporting structure (the “2021 Segment Realignment”). DuPont’s worldwide operations are managed through global businesses, which are currently reported in three reportable segments: Electronics & Industrial; Water & Protection; and Mobility & Materials. The changes became effective February 1, 2021 and have been retrospectively reflected in the segment results for all periods presented.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in this annual report for additional information concerning the Company’s operating segments.

ELECTRONICS & INDUSTRIAL
Electronics & Industrial is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading supplier of key materials for the manufacturing of materials and printing systems to the advanced printing industry, and of materials and solutions for the fabrication of semiconductors and integrated circuits addressing both the front-end and back-end of the manufacturing process. The segment offers a broad portfolio of semiconductor and advanced packaging materials, providing chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for back-end-of-line advanced chip packaging; along with silicones for light emitting diode ("LED") packaging and semiconductor applications. Electronics & Industrial also provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials and innovative metallization processes for metal finishing, decorative, and industrial applications. With the acquisition of Laird Performance Materials, Electronics & Industrial also provides high-performance electromagnetic shielding and thermal management solutions. Electronics & Industrial is a leading global supplier in the packaging graphics industry providing photopolymer plates and platemaking systems used in flexographic printing and digital inks for textile, commercial and home-office printing applications. The segment also provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED"), and other display applications. In addition, the segment produces high performance parts, and specialty silicone elastomers and lubricants to meet customer specifications in automotive, aerospace, electronics, industrial, and healthcare markets. Electronics & Industrial addresses these markets by leveraging a strong science and technology base and customer-driven application engineering capabilities to provide the critical materials and solutions for creating a more connected and digital world.

2021 Segment Realignment
In conjunction with the 2021 Segment Realignment, KALREZ®/VESPEL®, and Healthcare and Specialty Lubricants (Medical Silicones and MOLYKOTE® lubricants) moved to Electronics & Imaging from Mobility & Materials (previously, Transportation & Industrial) and the segment was renamed Electronics & Industrial. The Image Solutions business, which includes the additional technologies, was renamed Industrial Solutions.

Acquisitions & Divestitures
On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International. Laird PM is a leader in high-performance electromagnetic shielding and thermal management solutions. Laird PM is presented within the Interconnect Solutions business.

In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit to SK Siltron. The proceeds received in the first quarter of 2020 related to the sale of the business were approximately $420 million.

Details on Electronics & Industrial's 2021 net sales, by major product line and geographic region, are as follows:

Products
Major applications/market segments and technologies are listed below by major product line:

Major Product Line	Applications/Market Segments	Technologies
Semiconductor Technologies	Integrated circuit fabrication for memory and logic semiconductors	CMP consumables, photolithography materials, semiconductor fabrication materials, fabrication cleaners and removers, advanced chip packaging materials and thermal management materials
Interconnect Solutions	Printed circuit board, electronic and industrial finishing	Circuit packaging film and laminate materials, interconnect metallization and imaging process chemistries, dry film photoresists, polyimide films, flexible circuit materials, electromagnetic shielding and thermal management materials
Industrial Solutions	Flexographic printing and inkjet printing, display materials, high performance parts and specialty silicones for automotive, aerospace, electronics, industrial and healthcare markets	Flexographic printing plates and materials, digital inks, OLED and other display process materials, LED encapsulants, perfluoroelastomer and polyimide parts and shapes, and specialty silicone elastomers and lubricants

Key Raw Materials
The major commodities, raw materials and supplies for the Electronics & Industrial segment include: p-acetoxystyrene, monomers, pigments and dyes, styrenic block copolymers, copper foil, diglycolamine, dimethylacetamide, hydroxylamine, filler alumina, nickel silver, oxydianiline, palladium, photoactive compounds, polyester and other polymer films, polyurethane resins and pyromellitic dianhydride and silicones.

Current and Future Investments
In March 2019, the Company announced plans to invest more than $200 million in its Electronics & Industrial segment to build new production assets at its Circleville, Ohio, plant. The new assets will expand production of KAPTON® polyimide film and PYRALUX® flexible circuit materials to meet growing market demand. At December 31, 2021, the project is substantially complete and the Company will begin qualifying material in the first half of 2022.

The Company will invest approximately $70 million in its Electronics & Industrial segment to build new production assets at a Newark, Delaware plant. The new assets will expand production of Kalrez® perfluoroelastomer parts to meet growing market demand. At December 31, 2021, the Company had spent approximately $14 million since the start of the project, and expects the new assets to be operational in mid 2023.

Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”). The acquisition is expected to close by the end of the second quarter of 2022 and, when complete, is expected to broaden the Company’s presence in the electronic materials market. The completion of the acquisition is subject to regulatory approvals and other customary closing conditions.

WATER & PROTECTION
Water & Protection is the global leader in providing innovative engineered products and integrated systems for a number of industries including, worker safety, water purification and separation, transportation, energy, medical packaging and building materials. Water & Protection addresses the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and better.

Innovation is the business imperative. By uniting market-driven science and engineering with the strength of highly regarded brands including KEVLAR® high-strength material, NOMEX® thermal-resistant material, CORIAN® solid surfaces, TYVEK® selective barriers, FILMTEC™ reverse osmosis elements, STYROFOAM™ insulation and GREAT STUFF™ insulating foam sealants, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively. Water & Protection is investing in future growth initiatives such as water management solutions, construction productivity solutions, high strength and light weighting composite solutions, and circular ecosystem / zero waste solutions.

Acquisitions
During the fourth quarter of 2019, the Company completed three acquisitions: (1) BASF's Ultrafiltration Membrane business, including inge GmbH; (2) Evoqua Water Technologies Corp.’s MEMCOR® business including ultrafiltration and membrane biofiltration technologies; and (3) OxyMem Limited, a company that develops and produces Membrane Aerated Biofilm Reactor technology. In the first quarter of 2020, the Company acquired Desalitech Ltd., a closed circuit reverse osmosis (CCRO) company.

Details on Water & Protection's 2021 net sales, by major product line and geographic region, are as follows:

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
AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements, INTEGRAFLUX™ ultrafiltration modules, FORTILIFE™ challenging water reverse osmosis membranes, and TAPTEC™ water filtration and purification for drinking water in homes and commercial buildings

Key Raw Materials
The major commodities, raw materials and supplies for the Water & Protection segment include: alumina trihydrate, aniline, benzene, calcium chloride, carbon monoxide, chlorine, divinyl benzene monomers, high-density polyethylene, isophthalic acid, metaphenylenediamine, methyl methacrylate, methylpentanediol, polyester resin, polypropylene, polystyrene, sulfuric acid and terephthalic acid.

Current and Future Investments
The Company previously announced plans to invest more than $400 million in Water & Protection to increase capacity for the manufacture of TYVEK® nonwoven materials at its Luxembourg site due to growing global demand. The expansion for the new operating line of TYVEK® nonwoven materials is expected to be completed in 2023.

MOBILITY & MATERIALS
Mobility & Materials provides high-performance engineering thermoplastics, elastomers, adhesives, silicone encapsulants, pastes, filaments and advanced films to engineers and designers in the transportation, electronics, renewable energy, industrial and consumer end-markets to enable systems solutions for demanding applications and environments.

Mobility & Materials is a global leader in providing innovative advanced materials solutions with technologies that differentiate customers’ products through improved performance characteristics. The business' technology is enabling the transition to hybrid-electric-connected vehicles and high speed high frequency connectivity.

2021 Segment Realignment
In conjunction with the 2021 Segment Realignment, Kalrez®/Vespel®, and Healthcare and Specialty Lubricants (Medical Silicones and Molykote® lubricants) moved from Transportation & Industrial to Electronics & Imaging. Certain previous Non-Core businesses including TEDLAR® and Microcircuit Materials (previously part of Photovoltaic & Advanced Materials ("PVAM")), and DuPont Teijin Films shifted from the former Non-Core segment to Transportation & Industrial. The major product lines were reorganized into Engineering Polymers, Performance Resins, and Advanced Solutions and the segment was renamed Mobility & Materials effective February 1, 2021.

Details on Mobility & Material's 2021 net sales, by major product line and geographic region, are as follows:

Products
Major applications and products are listed below by major product line, all which serve the transportation, electronics, renewable energy, industrial and consumer end-markets.

Major Product Line	Major Products
Advanced Solutions	BETASEAL™, BETAMATE™ and BETAFORCE™, BETATECH™ structural, elastic and thermal interface adhesives, metallization pastes, TEDLAR® polyvinyl, fluoromaterials, FORTASUN® silicone encapsulants and adhesives, MYLAR®, and MELINEX® polyester films
Performance Resins	HYTREL® polyester thermoplastic elastomer resins, DELRIN® acetal resins, MULTIBASE™ thermoplastic additives and VAMAC® ethylene acrylic elastomer.
Engineering Polymers	DUPONT™ ZYTEL® nylon resins, CRASTIN® PBT thermoplastic polyester resin, RYNITE® PET polyester resin and TYNEX® filaments

Key Raw Materials
The major commodities, raw materials and supplies for the Mobility & Materials segment include: adipic acid, butanediol, carbon black, dimethyl terephthalate, epoxy resins, fiberglass, flame retardants, hexamethylene diamine, methanol, polyethylene terephthalate, purified terephthalic acid and precious metals.

Mobility & Materials Intended Divestiture
On November 2, 2021 the Company announced that it has initiated a divestiture process related to a substantial portion of the Mobility & Materials segment, which predominantly includes the Engineering Polymers and Performance Resins lines of business. While strategic alternatives are considered, the Mobility & Materials segment will remain in its current management and reporting structure.

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

SIGNIFICANT CUSTOMERS AND COMPETITION
In 2021, no significant portion of the Company's sales was dependent upon a single customer. The markets in which the Company participates compete primarily through technology, range of products and services, performance, quality, reliability, brand, reputation, service and support. The Company provides extensive support, technical services and testing services for its customers, in addition to new product development. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, customer intimacy, global manufacturing capability and local service capability enable it to compete successfully.

DuPont is a multi-industrial company and is subject to competition across all product and service areas. Key competitors include but are not limited to:
•Electronics & Industrial: 3M, Atotech, CMC Materials, Element Solutions, Entegris, Henkel, Merck KGaA, and Parker Hannifin.
•Water & Protection: 3M, Honeywell, Hydranautics, Kingspan, Lanxess, LG Corp, Owens-Corning, Purolite, Royal DSM, Toray and Teijin.
•Mobility & Materials: BASF, Celanese, EMS Chemie, Henkel, Lanxess, Mitsubishi, Royal DSM and Sika.

Against this competitive backdrop, value-in-use is the primary driver of price for the Company’s products, although price is impacted by many factors including, among others, fluctuations in supply and demand, and availability and cost of key manufacturing inputs including raw materials and energy.

SOURCES AND AVAILABILITY OF MAJOR RAW MATERIALS
The novel coronavirus (“COVID-19”) and its variants continue to adversely impact the broader global economy, including certain of the Company’s suppliers for key raw materials. The COVID-19 pandemic has caused widespread supply chain challenges due to labor disruptions, increased raw material costs and component shortages, namely the semiconductor chip shortage. In addition, logistic challenges have increased significantly in the second half of 2021 causing delays and increased costs. The Company is actively working to mitigate the impact of the widespread supply chain and logistics issues.

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

Patents: The Company applies for and obtains patents in many countries, including the U.S., and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the Company in the aggregate. The Company considers various intellectual property protections and strategic business priorities when deciding whether to apply for or maintain a patent.

The protection afforded by patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country and type of patent protection. The term of these patents is approximately twenty years from the filing date in general, but varies depending on country and type of patent protection. DuPont's significant patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2021, the Company owned about 15,000 patents and patent applications globally. Approximately 75% of the Company’s patent estate has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or the product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

ENVIRONMENTAL SOCIAL AND GOVERNANCE (ESG)
DuPont’s purpose is to empower the world with the essential innovations to thrive. The Company operates within four core values of protecting safety and health; respect for people; conduct in accordance with the highest ethical behavior; and protecting the planet. DuPont’s sustainability strategy is focused on driving innovations to create sustainable solutions that help address the most pressing challenges facing society and the planet; enhancing the sustainability of its operations and facilities; and protecting the health and well-being of its employees and communities. In 2019, DuPont announced its 2030 Sustainability Goals, including its Acting on Climate Goal - to reduce its greenhouse gas (GHG) emissions by 30 percent, measured from a base year of 2019, including sourcing 60 percent of electricity for operations from renewable energy and delivering carbon neutral operations by 2050. Additional information about DuPont's sustainability strategy and 2030 Goals can be found on its website as discussed below and in several areas of this report, including: (1) Environmental Proceedings beginning on page 27, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30, (3) Notes 1 and 16 to the Consolidated Financial Statements.

Information about DuPont’s ESG-related policies, programs, initiatives and goals is available under Sustainability in the About Us section of its website. The Company’s 2021 Sustainability Report, which is aligned to the Global Reporting Initiative (“GRI”) Standards: Core option and the Sustainability Accounting Standards Board ("SASB") frameworks, includes information based on the businesses and facilities owned and operated by the Company during the calendar year 2020. As such, the 2021 Sustainability Report, and certain other information under Sustainability, does not reflect and has not been adjusted to reflect, among other things, the N&B Transaction, the Laird PM Acquisition, the Intended Rogers Acquisition or the In-Scope M&M Divestiture Process.

The 2021 Sustainability Report includes discussion of the Company’s approach to ESG governance which is overseen by the Company’s Board of Directors. In 2021 the Company took actions to align its governance and enterprise risk management practices around climate-related risks with the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).

Additional corporate governance information, including DuPont’s amended and restated charter, amended and restated bylaws, corporate governance guidelines, Board committee charters, and code of business conduct and ethics, is available under Corporate Governance in the "For Investors" section of the Company’s website.

Nothing on the DuPont websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.

HUMAN CAPITAL
Foundational to the Company’s current and future success is its employees, who drive the Company’s strategic vision, manage operations and develop products. The Company focuses significant attention on attracting, motivating, and retaining talent at all levels. Through training and professional development initiatives, promoting a culture of diversity, equity and inclusion, and emphasizing the importance of health, safety, and well-being, the Company’s aim is to create an environment that fully supports the needs of its employees. Annually, an enterprise-wide engagement survey is conducted, which provides insight into employee morale and aspects of workplace culture like core values, communication and employee development.

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

The Company believes that diversity, equity and inclusion ("DE&I") is central to high employee engagement and seeks to foster an environment where employees can bring their authentic selves to work each day. The more perspectives there are, the more ideas that can be generated, which makes DE&I a driver of innovation, and therefore, integral to the Company’s success. DuPont believes that it can only fulfill its purpose with the full commitment, participation, creativity, energy, and cooperative spirit of a diverse workforce, and is working to improve representation. The Company provides its Equal Employment Opportunity Employer Information Report (EEO-1) and other information on its DE&I efforts under Diversity, Equity & Inclusion in the About Us and Careers section of its website and under Diversity, Equity & Inclusion in the "Community Impact" section of its website. Nothing on the DuPont websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.

The Company is committed to ensuring equal opportunity for growth and fulfillment for its employees and to positively impacting communities in which it operates. The Company’s employee-led Employee Resource Groups (“ERGs”) help cultivate a culture of acceptance where employees feel not only accepted, but celebrated, at every level. As of December 31, 2021, the Company has eight corporate ERGs - DuPont Corporate Black Employees Network, DuPont Asian Group, DuPont Pride Network, DuPont Latin Network, DuPont Women’s Network, DuPont Veterans Network, DuPont Early Career Network, and DuPont Persons with Disabilities and Allies - all of which have regional and local chapters through the Company. Each group is actively sponsored by senior leadership, helping model and promote inclusive values and behaviors. The Company also offers DE&I tools and resources to educate managers and employees in how to utilize diversity as a resource and establish more inclusive work environments. These resources include networking and mentoring practices, and opportunities for participation in external conferences and events, among others.

DuPont's success also depends on the well-being of employees, including physical, mental and emotional health. The Company continuously strives for zero workplace injuries, occupational illnesses and incidents. The Company’s safety metrics are measured against this goal at least quarterly, and DuPont’s Environmental, Health, Safety & Sustainability Committee is charged with driving improvements in the Company's health and safety practices. All employees have the support of the Company’s Integrated Health Services (“IHS”) teams, which provides onsite and intranet-based services to support and monitor the health and welfare of employees. The Company’s larger manufacturing and research sites have onsite clinics where employees can get occupational care, first aid treatment, travel vaccinations, and referrals for off-site medical care. IHS also assesses health risks across DuPont to find out which health concerns are most important to the Company's employees, and conducts medical surveillance exams based on occupational risks and regulatory compliance priorities flagged by DuPont’s Environmental, Health and Safety team.

In response to the COVID-19 pandemic, the Company has corporate, regional and local crisis management teams in place actively monitoring, preparing and managing the Company’s response. The Company has implemented safety plans and protocols based on World Health Organization and Centers for Disease Control guidelines. During the COVID-19 pandemic, employees have adapted to working in new ways, including remotely and on-site with social distancing, masks, and flexible scheduling. DuPont continues to embrace workplace flexibility wherever possible, recognizing that different jobs and teams have different requirements. In office environments DuPont supports hybrid working, allowing employees to mix on-site and remote working. In lab and production environments where remote working options are limited, DuPont continues to embrace flexible scheduling as feasible. These flexible working arrangements allow the Company to gain the best of what both remote and on site working have to offer while improving well-being, reducing travel, and benefiting the environment.

As of December 31, 2021, the Company employed approximately 28,000 people worldwide. Approximately 36 percent of employees were in Asia Pacific, 20 percent were in the EMEA, 2 percent were in Latin America, and 42 percent were in the U.S and Canada. Within the United States, about 6,000 employees were in non-exempt or hourly-rate positions.

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

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on DuPont's website at http://www.investors.dupont.com by clicking on the section labeled "Investors", then on "Filings & Reports". These reports are made available, without charge, as soon as is reasonably practicable after the Company files or furnishes them electronically with the SEC.

DuPont webcasts its quarterly earnings calls and certain events it participates in or hosts with members of the investment community under For Investors section, in the "About Us" section of the Company’s website. Additionally, DuPont provides notifications of news or announcements regarding its financial performance, including SEC filings, investor events, news and earnings releases under For Investors. The Company has used, uses and intends to continue to use, its website as means of disclosing material non-public information and for complying with its disclosure obligations under SEC’s Regulation FD.

The contents of the Company’s websites, including those referenced above and elsewhere in this report, are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document DuPont has or in the future may file with the SEC, and any references to the Company’s websites are intended to be inactive textual references only.

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

Risks Relating to the In-Scope M&M Divestiture Process, N&B Transaction and the Dow and Corteva Distributions

The timing and outcome of the In-Scope M&M Divestiture Process is subject to risk and uncertainties.
The outcome of the In-Scope M&M Divestiture Process, including the entry into a definitive agreement to effect a disposition of the In-Scope M&M Businesses, is subject to approval of the DuPont Board of Directors. There can be no assurance that the Company can satisfy any conditions to closing, which would include obtaining any necessary approvals, including regulatory approvals; or will realize the expected benefits in connection with such a disposition, if any. In addition, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies, could impact the value, timing or pursuit of any disposition of the In-Scope M&M Businesses.

While DuPont is engaged in certain internal reorganization activities to separate the In-Scope M&M Business into separate subsidiaries and to align such subsidiaries for possible disposition in a tax-efficient manner, it is expected that such a disposition would result in a taxable transaction for the Company.

The separation and combination of DuPont’s Nutrition & Biosciences business with IFF could result in a significant tax liability to DuPont.
The distribution by DuPont to its stockholders of all the issued and outstanding shares of N&B through the Exchange Offer ("N&B Distribution") and Mergers are expected to be tax-free to DuPont stockholders for U.S. federal income tax purposes (except to the extent that cash was paid to DuPont stockholders in lieu of fractional shares pursuant to the N&B Merger Agreement), and the N&B Contribution, N&B Distribution, and Special Cash Payment are expected to result in no recognition of gain or loss by DuPont for U.S. federal income tax purposes.

DuPont received an opinion of counsel and also obtained a private letter ruling from the Internal Revenue Service (the "IRS") regarding certain matters impacting the U.S. federal income tax treatment of the separation and transfer by DuPont of its N&B Business (the “N&B Contribution”), N&B Distribution, Special Cash Payment and certain related transactions. The conclusions of the IRS private letter ruling were based, among other things, on various factual assumptions DuPont authorized and representations DuPont made to the IRS. If any of assumptions or representations are, or become, inaccurate or incomplete, reliance on the IRS private letter ruling may be affected.

If the N&B Contribution and N&B Distribution failed to qualify for the treatment described above, DuPont would be required to generally recognize a taxable gain on the transactions and stockholders of DuPont who receive N&B Common Stock (and subsequently, IFF Common Stock) would be subject to tax on their receipt of the N&B Common Stock. Additionally, if the Special Cash Payment or certain internal transactions related to the separation of the Nutrition & Biosciences business fail to qualify for their intended tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

Under the Tax Matters Agreement by and between DuPont with N&B and IFF, N&B or IFF is generally required to indemnify DuPont for any taxes resulting from the separation of the Nutrition & Biosciences business (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by N&B or IFF involving the capital stock of N&B or IFF or any assets of the N&B group (excluding actions required by the documents governing the proposed transactions), or (ii) any breach of certain representations and covenants made by N&B or IFF.

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
Pursuant to the DWDP Separation and Distribution Agreement, the DWDP Employee Matters Agreement, and the DWDP Tax Matters Agreement, as amended, (collectively, the “Core Agreements”) with Dow and Corteva, as well as the Letter Agreement between DuPont and Corteva, DuPont has agreed to assume, and indemnify Dow and Corteva for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business.

Third parties could also seek to hold DuPont responsible for any of the liabilities allocated to Dow and Corteva, including those related to EID’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core Agreements, and third parties could seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont is held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation, Environmental Matters and Indemnifications, losses from liabilities related to discontinued and/or divested operations and businesses of EID that are not primarily related to its agriculture business or specialty products business, (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Stray Liabilities include liabilities arising out of actions to the extent related to or resulting from EID’s development, testing, manufacture or sale of per- or polyfluoroalkyl substances, (“PFAS Stray Liabilities”).

At December 31, 2021, the Company has recorded an indemnification liability related to Stray Liabilities. The Company recognizes an indemnification liability when a loss is reasonably probable and can be reasonably estimated. While the Company has established processes and controls over the information to support its accounting for indemnification liabilities with each of Corteva and Dow, the Company is reliant on the accuracy, transparency, completeness and timeliness of information from the applicable party, either Corteva or Dow, that retains direct liability for the underlying matter. Estimating indemnified costs of environmental remediation and compliance activities is particularly difficult since such activities are dependent on the nature of and activity at specific sites; new and evolving analytical, operating and remediation technologies and techniques; agreed action plans; changes in environmental regulations; permissible levels of specific compounds in water, air or soil; enforcement theories and policies, including efforts to recover natural resource damages; and the presence and financial viability of other potentially responsible parties.

At December 31, 2021, the Company had recorded indemnification assets related to various Stray Liabilities and other matters. Although the Company believes it is remote, there can be no assurance that any such third party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows. See discussion of the Core Agreements in Note 4 to the Consolidated Financial Statements and Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements.

On January 22, 2021, DuPont, Corteva and Chemours entered into a cost sharing arrangement related to future eligible PFAS costs. The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies, including expected performance under and impact of the cost sharing arrangement.
Although by reducing uncertainty, the Company expects to benefit from the cost sharing arrangement related to future PFAS eligible costs, achievement of any such benefits may not be realized and depend on a number of factors and uncertainties that include, but are not limited to: the achievement, terms and conditions of final agreements related to the cost sharing arrangement; the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals, changes in applicable health advisory levels and in chronic reference doses for PFAS in drinking water; the performance by each of the parties of their respective obligations under the cost sharing arrangement.

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

Risks Relating to DuPont’s Business and Results of Operations

The extent to which the novel coronavirus and variants (COVID-19) and measures taken in response to it, impact DuPont’s business, results of operations, access to sources of liquidity and financial condition depends on future developments, which are highly uncertain and cannot be predicted.
DuPont is actively monitoring the global impacts of the COVID-19 pandemic, including the impacts from responsive measures, and remains focused on its top priorities - the safety and health of its employees and the needs of its customers. The Company’s business and financial condition, and the business and financial condition of the company’s customers and suppliers, have been and continue to be impacted by the significantly increased economic, supply and demand uncertainties created by the COVID-19 outbreak. In addition, public and private sector responsive measures, such as the imposition of travel restrictions, quarantines, adoption of remote working, and suspension of non-essential business and government services, have impacted the Company’s business and financial condition. Many of DuPont’s facilities and employees are based in areas impacted by the virus. While most DuPont manufacturing sites remain in operation, DuPont has reduced or furloughed, when necessary, certain operations in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. DuPont’s manufacturing operations may be further adversely affected by impacts from COVID-19 including, among other things, additional government actions and other responsive measures, more and /or deeper supply chain disruptions, quarantines and health and availability of essential onsite personnel. In response, the Company developed site-by-site protocols in 2020 under which the Company continues to operate. These protocols include pre-entrance screening, restricting visitor access, social distancing and masking requirements, additional sanitization and disinfecting requirements, restrictions on all nonessential travel and implementation of work-from-home protocols. Limitations on travel and doing business in-person has increased the Company’s exposure to cybersecurity risks and could negatively impact the Company's innovation and marketing efforts, challenge the ability to deliver against the Company’s strategic priorities and to otherwise transact business in a timely manner, or create operational or other challenges, any of which could harm DuPont’s business. Furthermore, COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which could result in increases in the cost of capital and/or adversely impact the availability of and access to capital, which could negatively affect DuPont’s liquidity. DuPont is unable to predict the extent of COVID-19 related impacts on its business, results of operations, access to sources of liquidity and financial condition which depends on highly uncertain and unpredictable future developments, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence of new variants, actions taken in response, the efficacy and availability of vaccines, and how quickly and to what extent normal economic and operating conditions resume. DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont, when necessary, is taking actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the Company may consider further reductions in or furloughing additional operations in response to further and/or deeper declines in demand and/or or supply chain disruptions. There can be no guaranty that such actions will significantly mitigate the impact of COVID-19 on the company’s business, results of operations, access to sources of liquidity or financial condition and the Company may continue to experience materially adverse impacts to its business, results of operations and financial condition as a result of related global economic impacts, including inflationary pressures that have occurred and may continue to occur in the future.

Supply chain and operational disruptions and volatility in energy and raw material costs could significantly increase costs and expenses and adversely impact the Company’s sales and earnings.
The Company’s manufacturing processes and operations depend on the continued availability of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the Company’s control, including potential legislation to address climate change by reducing greenhouse gas emissions, creating a carbon tax or implementing a cap and trade program which could create increases in costs and price volatility. Operational changes and transition to renewable energy sources to meet country, NGO and corporate-level net-zero GHG emissions pledges and related decarbonization technology investments, may require the Company to make significant capital investments, re-qualify its products with certain suppliers, as well as meet additional regulatory and compliance requirements and could result in higher cost and expenses.

Supply chain disruptions, plant and/or power outages, labor shortages and/or strikes, geo-political activity, weather events and natural disasters, including hurricanes or flooding that impact coastal regions, and global health risks or pandemics could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. Climate change increases the frequency and severity of potential supply chain and operational disruptions from weather events and natural disasters. The chronic physical impacts associated with climate change, for example, increased temperatures, changes in weather patterns and rising sea levels, could significantly increase costs and expenses and create additional supply chain and operational disruption risks.

In addition, the Company’ suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines. To address this risk, generally, the Company seeks to have many sources of supply for key raw materials in order to avoid significant dependence on any one or a few suppliers. In addition, and where the supply market for key raw materials is concentrated, DuPont takes additional steps to manage its exposure to supply chain risk and price fluctuations through, among other things, negotiated long-term contracts some which include minimum purchase obligations. However, there can be no assurance that such mitigation efforts will prevent future difficulty in obtaining sufficient and timely delivery of certain raw materials.

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
DuPont relies on centralized and local information technology networks and systems, some of which are managed or accessible by third parties, to process, transmit and store electronic information, and to otherwise manage or support its business. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. The processing and storage of personal information is increasingly subject to privacy and data security regulations, and many such regulations are country-specific. The interpretation and application of data protection laws in the U.S., Europe, including the EU General Data Protection Regulation, Asia Pacific, Latin America, and elsewhere are uncertain, evolving and may be inconsistent among jurisdictions. Violations of these laws could result in criminal or civil sanctions and even the mere allegation of such violations, could harm the Company’s ability to do business, its results of operations, financial position and reputation.

Information technology system and/or network disruptions, whether caused by acts of sabotage, employee error, malfeasance or other actions, could have an adverse impact on the Company’s operations as well as the operations of the Company’s customers and suppliers. Some of the Company’s systems use open source software, which can create additional risks, including potential security vulnerabilities. Other business disruptions may also be caused by security breaches, which could include, for example, attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error, malfeasance or other actions or other disruptions. DuPont and/or the Company’s suppliers may fail to effectively prevent, detect and recover from these or other security breaches and, therefore, such breaches could result in misuse of the Company’s assets, loss of property including trade secrets and confidential or personal information, some of which is subject to privacy and security laws, and other business disruptions. As a result, DuPont may be subject to legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, interference with regulatory compliance which could result in sanctions or penalties, liability or penalties under privacy laws, disruption in the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Like most major corporations, DuPont is the target of industrial espionage, including cyber-attacks, from time to time. DuPont continues to experience an increase in attempts to breach its information technology systems, including in conjunction with implementation of work-from-home protocols adopted in response to COVID-19. These cyber-security threats include phishing, spam emails, hacking, social engineering, and malicious software. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. Although management does not believe that DuPont has experienced any material losses to date related to these security breaches, including cybersecurity incidents, there can be no assurance that DuPont will not suffer such losses in the future.

DuPont has engaged and expects to continue to engage in merger & acquisition activity. As part of preparatory and post-closing integration activities, the Company: (i) conducts a cybersecurity risk threat assessment and when evidence of a breach is uncovered, conducts additional due diligence; (ii) based on the assessment, the Company develops and implements risk mitigation plans if needed and brings the acquisition under the Company’s cyber-attack/breach detection and response programs; and (iii) conducts an internal controls risk and compliance assessment and creates responsive action plans as needed to mitigate and remediate identified weaknesses in the control environment.

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
Intellectual property rights, including patents, trade secrets, know-how and confidential information, trademarks, tradenames and trade dress, are important to the Company’s business. DuPont endeavors to protect the Company’s business, products and processes by obtaining and enforcing intellectual property rights under the intellectual property laws of certain jurisdictions around the world. However, DuPont may be unable to obtain or enforce its intellectual property rights in key jurisdictions for various reasons including government policies and regulations, and changes in such policies and regulations, including changes made in reaction to pressure from non-governmental organizations, or the public generally, which could impact the extent of intellectual property protection afforded by such jurisdictions.

DuPont has designed and implemented internal controls intended to restrict access to and unauthorized use of the Company’s confidential information and trade secrets. Despite these precautions, the Company’s confidential information and trade secrets are vulnerable to unauthorized access and use through employee error or actions, theft by employees or third parties, cybersecurity incidents and other security breaches. When unauthorized access and use is discovered, DuPont considers the matter for report to governmental authorities for investigation, as appropriate, and takes measures intended to mitigate any potential impact and to stop unauthorized access.

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
In connection with completed acquisitions, DuPont has recorded goodwill and other intangible assets on our balance sheet. As a result of the DWDP Merger and related acquisition method of accounting, EID’s assets and liabilities were remeasured and DowDuPont recognized them at fair value. Since certain of the Company's assets, especially those related to the Materials & Mobility and Water & Protection segments and those carried at Corporate at December 31, 2021 are heritage EID, declines, if any, in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets.

In accordance with US GAAP, at least annually, DuPont must assess both goodwill and indefinite-lived intangible assets for impairment. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. If testing indicates that goodwill or intangible assets are impaired, their carrying values will be written down based on fair values with a charge against earnings. Where DuPont utilizes discounted cash flow methodologies in determining fair values, significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates may impair our goodwill and other intangible assets. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.

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
Demand for the Company’s products, which impacts revenue and profit margins, will be affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing trends to stay competitive; (iii) changes in customer preferences, order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes; (iv) availability and cost of raw materials and energy, as well as the Company’s ability and success in passing through increases in such costs; (v) levels of economic growth in the geographic and end use markets served by the Company; and (vi) the mega-trends in digital transformation, connectivity, automation and ethics, environmental impact and sustainability driven purchasing decisions.

Demand for product offerings that are less carbon-intensive and help customers reduce GHG emissions is expected to continue to increase, driven by end-user and customer demand, investor preference, and government legislative and market- and product-specific actions in response to risks created by climate change. Failure to timely react to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice. In addition, the failure to set and make progress, commensurate with relevant market competitors, toward the Company’s ESG goals, could harm the Company’s reputation, and its ability to compete and to attract top talent, and could result in increased investor activism.

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

Competition for employees can be intense. If the Company is unable to successfully integrate, motivate and reward its employees, it may not be able to retain them or attract new employee in the future which could adversely impact the Company’s ability to effectively compete. The Company may be required to increase salary and/or benefits to attract top performers which could significantly increase the Company costs and results of operations.

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

A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to economic, geo-political, foreign exchange and other risks.
DuPont does business globally in about 60 countries. The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 74 percent of net sales on a continuing operations basis for the year ended December 31, 2021. With Asia Pacific as the Company’s largest region by revenue and China as the largest country within the Asia Pacific region and second largest globally by revenue, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:
•exchange control regulations
•fluctuations in foreign exchange rates
•foreign investment laws

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. For its continuing operations as of the year ended December 31, 2021, the Company’s largest currency exposures are the European euro, Chinese renminbi, and Japanese yen. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
DuPont is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences and public perception; federal, state, and local regulations on manufacturing or labeling; environmental, health and safety regulations; and customer product liability claims.

In most jurisdictions, DuPont must test the safety, efficacy and environmental impact of the Company’s products to satisfy regulatory requirements and obtain the needed approvals. In certain jurisdictions, DuPont must periodically renew the Company’s approvals, which may require it to demonstrate compliance with then-current standards. The regulatory approvals process is lengthy, complex and in some markets unpredictable, with requirements that can vary by product, technology, industry and country. Regulatory standards and trial procedures are continuously changing in response to technological developments, changes in legislation, and governmental, NGO and societal demands for increasing levels of product safety and environmental protection. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. To maintain the Company’s right to produce or sell existing products or to commercialize new products, DuPont must be able to demonstrate the Company’s ability to satisfy the requirements of regulatory agencies, industries, and customers.

The failure to meet existing and new requirements or receive necessary permits or approvals could have near- and long-term effects on the Company’s ability to produce and sell certain current and future products, which could significantly increase operating costs and adversely affect the Company’s business, results of operations, financial condition and cash flows. In addition, negative publicity related to product liability, safety, health and environmental matters may damage the Company’s reputation.

Changes in tax rates, adoption of new tax legislation and the distribution of income among the various jurisdictions in which the Company operates, could adversely impact DuPont’s results of operations.
DuPont's future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of the Company’s tax exposures and various other governmental enforcement initiatives. The Company’s tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of the Company’s deferred tax assets.

Changes in tax laws or regulations, including further regulatory developments arising from proposed U.S. tax legislation, the final form of which is uncertain; multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD); and the OCED’s, European Commission’s and other major jurisdiction’s heightened interest in and taxation of large multi-national companies, increase tax uncertainty and impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on DuPont’s results of operations.

The Company’s business, results of operations and reputation could be harmed by improper conduct by its employees, agents or business partners.
DuPont is required to comply with numerous U.S. and non-U.S. laws and regulations including those related to anti-corruption, anti-bribery, global trade, trade sanctions, anti-trust, anti-money laundering laws, anti-slavery and human rights. The Company’s policies mandate compliance with these laws and regulations. The Company operates globally, including in parts of the world that are recognized as having governmental and commercial corruption and where local customs and practices can be inconsistent with anti-corruption and/or anti-bribery laws. Despite the Company’s training and compliance program, DuPont cannot ensure that its internal control processes will prevent improper action by employees, agents, distributors, suppliers or business partners. Violations of these laws could result in criminal or civil sanctions and even the mere allegation of such violations, could harm the Company’s ability to do business, its results of operations, financial position and reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES
The Company's corporate headquarters is located in Wilmington, Delaware. The Company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world. Additional information with respect to the Company's property, plant and equipment and leases is contained in Notes 12, 17 and 23 to the Consolidated Financial Statements.
The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 120 principal sites in total. The number of manufacturing and other significant sites by reportable segment and geographic area around the world at December 31, 2021 is as follows:

Geographic Region	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total [2]
Asia Pacific	26	13	15	—	54
EMEA [1]	6	7	9	—	22
Latin America	1	—	2	—	3
U.S. & Canada	23	13	18	1	55
Total	56	33	44	1	134
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

During 2021 and 2020, the Company paid quarterly dividends on its common stock of $0.30 per share. The DuPont Board of Directors on February 7, 2022, declared a first quarter 2022 dividend of $0.33 per share, a ten percent per share increase versus the first quarter 2021 dividend, payable on March 15, 2022, to holders of record at the close of business on February 28, 2022. The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company's Board of Directors.

At January 31, 2022, there were 71,128 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company's common stock by the Company during the three months ended December 31, 2021:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program [1]	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program [1] (In millions)
Period	Total number of shares purchased	Average price paid per share
October	—	$—	—	875
November	3,644,493	79.55	3,644,493	585
December	2,747,571	76.45	2,747,571	375
Fourth Quarter 2021	6,392,064	$78.22	6,392,064	$375
1.In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022.

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

Cumulative Total Return	September 1, 2017	December 29, 2017	December 31, 2018	May 31, 2019 [2]	December 31, 2019	December 31, 2020	December 31, 2021
DuPont [1]	$100.00	$106.60	$81.92	$70.30	$70.48	$79.86	$92.16
S&P 500	$100.00	$108.84	$104.07	$115.24	$136.84	$162.02	$208.53
S&P Industrial Conglomerates	$100.00	$94.76	$69.29	$77.63	$86.70	$95.60	$100.59
1. The historical stock prices of DuPont prior to the DWDP Distributions have been adjusted to reflect the impact of the DWDP Distributions and the Reverse Stock Split.
2. Represents the day preceding the Corteva Distribution.

ITEM 6. RESERVED
Not applicable.

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

•Overview
•Analysis of Operations
•Result of Operations
•Supplemental Unaudited Pro Forma Combined Financial Information
•Segment Results
•Outlook
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Long-Term Employee Benefits
•Environmental Matters

OVERVIEW
As of December 31, 2021, the Company has $3.8 billion of net working capital and over $2 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

DWDP Merger & Distributions
Effective August 31, 2017, the Dow Chemical Company ("TDCC") and E. I. du Pont de Nemours and Company ("EID") each merged with subsidiaries of DowDuPont Inc. ("DowDuPont") and, as a result, TDCC and EID became subsidiaries of DowDuPont (the "DWDP Merger"). Except as otherwise indicated by the context, the term "TDCC" includes TDCC and its consolidated subsidiaries and "EID" includes EID and its consolidated subsidiaries.

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

Following the Corteva Distribution, the Company holds the specialty products business. On June 1, 2019, DowDuPont changed its registered name from “DowDuPont Inc.” to “DuPont de Nemours, Inc.” doing business as “DuPont” (the “Company”). Beginning on June 3, 2019, the Company's common stock is traded on the NYSE under the ticker symbol “DD.”

The results of operations of DuPont for the 2019 period presented reflects the historical financial results of Dow and Corteva as discontinued operations, as applicable. The cash flows and comprehensive income related to Dow and Corteva have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow or Corteva.

N&B Transaction
On February 1, 2021, the Company completed the divestiture of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”) that resulted in IFF issuing shares to DuPont stockholders. In connection with the N&B Transaction, N&B made a one-time cash payment of approximately $7.3 billion (the “Special Cash Payment”) to DuPont.

The results of operations of DuPont for all periods presented reflect the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

2021 Segment Realignment
Effective February 1, 2021, in conjunction with the closing of the N&B Transaction, the Company changed its management and reporting structure (the “2021 Segment Realignment”). DuPont’s worldwide operations are managed through global businesses, which are currently reported in three reportable segments: Electronics & Industrial; Water & Protection; and Mobility & Materials. The changes became effective February 1, 2021 and have been retrospectively reflected in the segment results for all periods presented.

ANALYSIS OF OPERATIONS
COVID-19 Update
The novel coronavirus (“COVID-19”) and its variants continue to adversely impact the broader global economy, including certain of the Company’s customers and suppliers. During 2021, the Company benefited from strong demand in certain key end-markets, principally in electronics, water filtration and continued recovery within the automotive markets and commercial construction. Although results reflect notable improvement, the COVID-19 pandemic has caused widespread supply chain challenges due to labor, raw material and component shortages. In addition, logistic challenges have increased significantly in the second half of 2021.

Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close by the end of the second quarter of 2022, pending receipt of regulatory approvals and satisfaction of customary closing conditions. When complete, the acquisition of Rogers, is expected to broaden the Company’s presence in the electronic materials market. Rogers is complementary to and aligned strategically with the Company’s existing Electronics & Industrial segment. The completion of the acquisition is subject to regulatory approvals and other customary closing conditions.

Mobility & Materials Segment Intended Divestiture
On November 2, 2021 the Company announced that it has initiated a divestiture process related to a substantial portion of the Mobility & Materials segment, which predominantly includes the Engineering Polymers and Performance Resins lines of business (the “In-Scope M&M Businesses”). The outcome of which, including the entry into a definitive agreement, is subject to the approval of the DuPont Board of Directors. The scope of the intended divestiture excludes certain product lines including Auto Adhesives and MultibaseTM. The divestiture of the In-Scope M&M Businesses may include a full or partial separation of the businesses from the Company. The Mobility & Materials segment will remain in its current management and reporting structure while these strategic alternatives are considered.

Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International (“Laird PM Acquisition”) for cash consideration of $2.404 billion, which reflects adjustments, primarily for acquired cash and net working capital. See Note 3 to the Consolidated Financial Statements for additional information.

Divestitures
On December 31, 2021, the Company completed the sale of its Clean Technologies business unit, which is part of Corporate. Total consideration related to the sale of the business is approximately $510 million, with cash proceeds of about $500 million reflecting adjustments for customary closing costs as defined within the purchase agreement. For the year ended December 31, 2021, a pre-tax loss of $3 million ($39 million loss net of tax, primarily driven by nondeductible goodwill) on the disposition was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

In the second quarter of 2021, the Company completed the sale of its Solamet® business unit, which was part of Corporate. Total consideration received related to the sale of the business was approximately $190 million. The sale resulted in a pre-tax gain of $140 million ($105 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

In the fourth quarter of 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products. The sale of the Biomaterials business unit is subject to customary closing conditions and is expected to close by mid-year 2022.

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

In the first quarter of 2020, the Company completed the sale of its Compound Semiconductor Solutions business unit, a part of the Electronics & Industrial segment, to SK Siltron, for approximately $420 million. The sale resulted in a pre-tax gain of $197 million ($102 million net of tax) recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. See Note 4 of the Consolidated Financial Statements for additional information.

Joint Settlement Agreement
On January 22, 2021, the Company, Corteva, EID and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS arising out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of qualified spend (as defined in the MOU) is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of this sharing arrangement, Chemours will bear 50% of any qualified spend and the Company and Corteva shall together bear 50% of any qualified spend. As of December 31, 2021, the Company has recorded an indemnification liability of $126 million in connection with the cost sharing arrangement related to future eligible PFAS costs.

Total pre-tax charges of $98 million ($76 million after-tax) and $86 million ($66 million after-tax) related to the MOU are reflected as a loss from discontinued operations for the year ended December 31, 2021 and 2020, respectively, in the Company's Consolidated Statements of Operations.

See Note 16 of the Consolidated Financial Statements for additional information.

Goodwill, Long-Lived Asset and Indefinite-Lived Asset Impairments
During the third quarter of 2020, multiple triggering events occurred requiring the Company to perform impairment analyses associated with its Mobility & Materials segment and corporate businesses. As a result of the analyses performed, the Company recorded aggregate pre-tax, non-cash goodwill impairment charges of $183 million recognized in "Goodwill impairment charges" within its corporate businesses and aggregate pre-tax, non-cash asset impairment charges of $318 million within its Mobility & Materials segment and $52 million within corporate businesses both recognized in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations.

During the second quarter of 2020, demand weakness in global automotive production resulting from the COVID-19 pandemic, along with revised views of recovery, served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Mobility & Materials and Industrial Solutions reporting units. As a result of the analysis performed, the Company recorded pre-tax, non-cash goodwill impairment charges of $2,498 million recognized in "Goodwill impairment charges" in the Consolidated Statements of Operations. In connection with the Mobility & Materials impairment analysis, the Company also recorded pre-tax, non-cash impairment charges of $21 million related to indefinite-lived intangible assets recognized in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations.

During the first quarter of 2020, the Company was required to perform interim impairment tests of its goodwill and long-lived assets as expectations of proceeds related to certain potential divestitures related to the businesses held in Corporate gave rise to fair value indicators and, thus, served as triggering events. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges related to goodwill of $533 million. The charges were recognized in "Goodwill impairment charge" in the Consolidated Statements of Operations. The Company also recorded pre-tax, non-cash impairment charges of $270 million related to long-lived assets. The charges were recognized in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations.

During the second quarter of 2019, the Company was required to perform interim impairment tests of its goodwill due to the internal distribution of the specialty products legal entities from EID to DowDuPont (the "Internal SP Distribution") and changes made to its management and reporting structure. As a result of the analyses performed, the Company recorded pre-tax, non-cash impairment charges during the year ended December 31, 2019 of $242 million impacting Corporate. The charges were recognized in "Goodwill impairment charges" in the Consolidated Statements of Operations.

See Notes 6 and 14 of the Consolidated Financial Statements for additional information.

Dividends
On February 18, 2021, the Board of Directors declared a first quarter dividend of $0.30 per share, paid on March 15, 2021, to shareholders of record on March 1, 2021. On April 28, 2021, the Board of Directors declared a second quarter dividend of $0.30 per share, paid on June 15, 2021, to shareholders of record on May 28, 2021. On June 17, 2021, the Board of Directors declared a third quarter dividend of $0.30 per share, paid on September 15, 2021, to shareholders of record on July 30, 2021. On October 14, 2021, the Board of Directors declared a fourth quarter dividend of $0.30 per share, paid on December 15, 2021, to shareholders of record on November 30, 2021.

The DuPont Board of Directors on February 7, 2022, declared a first quarter 2022 dividend of $0.33 per share, a ten percent per share increase versus the first quarter 2021 dividend, payable on March 15, 2022, to holders of record at the close of business on February 28, 2022.

Share Buyback Program
In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 (the "2021 Share Buyback Program"). As of December 31, 2021, the Company had repurchased and retired a total of 14.5 million shares for $1.1 billion under the 2021 Share Buyback Program.

On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program, which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

In February 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023, (the “2022 Share Buyback Program”).This authorization enables the Company to repurchase shares following the expected completion of the remaining authorization under its 2021 Share Buyback Program.

Restructuring Programs
2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the year ended December 31, 2021, DuPont recorded a pre-tax charge related to the 2021 Restructuring Actions in the amount of $46 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $26 million of severance and related benefit costs and $20 million of asset related charges. At December 31, 2021, total liabilities related to the 2021 Restructuring Actions were $25 million for severance and related benefits. The Company expects actions related to this program to be substantially complete by the first half of 2022.

2020 Restructuring Program
During the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $180 million inception-to-date, consisting of severance and related benefit costs of $128 million and asset related charges of $52 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations. At December 31, 2021, total liabilities related to the program were $15 million, which represents expected future cash payments related to this program for the payment of severance and related benefits. The 2020 Restructuring Program is considered substantially complete.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program"). The Company recorded pre-tax restructuring charges of $125 million inception-to-date, consisting of severance and related benefit costs of $98 million and asset related charges of $27 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations. At December 31, 2021, total liabilities related to the program were $2 million, which represents expected future cash payments related to this program for the payment of severance and related benefits. The 2019 Restructuring Program is considered substantially complete.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2021	2020	2019
Net sales	$16,653	$14,338	$15,436

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2021					For the Year Ended December 31, 2020
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	—%	1%	12%	6%	19%	(1)%	—%	6%	—%	5%
Water & Protection	2	1	8	—	11	2	—	(8)	2	(4)
Mobility & Materials	12	2	12	—	26	(4)	—	(11)	—	(15)
Corporate	3	1	4	(33)	(25)	2	—	(23)	(18)	(39)
Total	4%	2%	10%	—%	16%	(1)%	—%	(6)%	—%	(7)%
U.S. & Canada	4%	—%	7%	(2)%	9%	(1)%	—%	(11)%	(1)%	(13)%
EMEA [1]	3	4	13	1	21	(1)	—	(13)	—	(14)
Asia Pacific	5	1	11	1	18	(1)	—	3	—	2
Latin America	4	(1)	13	1	17	1	(4)	(14)	(1)	(18)
Total	4%	2%	10%	—%	16%	(1)%	—%	(6)%	—%	(7)%
1. Europe, Middle East and Africa.

2021 versus 2020
The Company reported net sales for the year ended December 31, 2021 of $16.7 billion, up 16 percent from $14.3 billion for the year ended December 31, 2020, due to a 10 percent increase in volume, a 4 percent increase due to local price and product mix, and a 2 percent favorable currency impact. Portfolio and other changes was flat. Volume grew across all geographic regions and across all segments, most notably Electronics & Industrial and Mobility & Materials (both up 12 percent). Local price and product mix increased across all regions and all segments with the exception of Electronics & Industrial where it was flat. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 4 percent) and Asia Pacific (up 1 percent). Portfolio and other changes were flat overall as the acquisition of Laird PM in Electronics & Industrial (up 6 percent) was offset by the decline within Corporate (down 33 percent) due to the sale of businesses.

2020 versus 2019
The Company reported net sales for the year ended December 31, 2020 of $14.3 billion, down 7 percent from $15.4 billion for the year ended December 31, 2019, due to a 6 percent decrease in volume and a 1 percent decline due to local price and product mix. Portfolio and other changes and currency were flat. Volume declined across all geographic regions with the exception of Asia Pacific where it increased 3 percent. Volume gains in Electronics & Industrial (up 6 percent) were more than offset by declines in Mobility & Materials (down 11 percent) and Water & Protection (down 8 percent). Local price increased in Latin America (up 1 percent) and Water & Protection (up 2 percent). Portfolio and other changes were flat overall. The divestitures in Corporate (down 18 percent) were offset by Water & Protection (up 2 percent). Currency was flat compared with the same period last year in all segments.

Cost of Sales
Cost of sales was $10.8 billion for the year ended December 31, 2021, up from $9.5 billion for the year ended December 31, 2020. Cost of sales increased for the year ended December 31, 2021 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs. The increase was partially offset by the absence of approximately $230 million of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the year ended December 31, 2021 was 64.9 percent compared with 66.3 percent for the year ended December 31, 2020.

For the year ended December 31, 2020, cost of sales was $9.5 billion, down from $10.0 billion for the year ended December 31, 2019. Cost of sales decreased for the year ended December 31, 2020 primarily due to lower sales volume, cost synergies, and the absence in 2020 of costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the DWDP Distributions, offset by approximately $230 million of charges associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19, driven primarily by the Mobility & Materials segment.

Cost of sales as a percentage of net sales for the year ended December 31, 2020 was 66.3 percent compared with 65.0 percent for the year ended December 31, 2019.

Research and Development Expense ("R&D")
R&D expense was $618 million for the year ended December 31, 2021, down from $625 million for the year ended December 31, 2020, and $689 million for the year ended December 31, 2019. R&D as a percentage of net sales was 4 percent for the years ended December 31, 2021, 2020, and 2019.

R&D expense in 2021 compared to 2020 was relatively consistent, the slight decline was primarily due to productivity actions. The decrease in R&D costs in 2020 compared to 2019 was due to productivity actions as well as the absence of R&D costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as a cost of continuing operations for periods prior to the DWDP Distributions.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2021, SG&A expenses totaled $1,855 million, up from $1,701 million in the year ended December 31, 2020 and down from $2,057 million for the year ended December 31, 2019. SG&A as a percentage of net sales was 11 percent, 12 percent, and 13 percent for the years ended December 31, 2021, 2020, and 2019, respectively.

The increase in SG&A costs in 2021 compared with 2020 was primarily due to incremental costs from higher personnel related expenses, currency fluctuations, and six months of consolidating Laird PM. The decrease in SG&A costs in 2020 compared to 2019 was due to productivity actions, temporarily reducing costs due to COVID-19 restrictions, overall reduced spending, and the absence of SG&A costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205 and therefore remained as costs of continuing operations for periods prior to the DWDP Distributions.

Amortization of Intangibles
Amortization of intangibles was $725 million, $696 million, and $701 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in amortization of intangibles in 2021 compared to 2020 was primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition, partially offset by lower amortization due to the sale of the trichlorosilane business ("TCS Business") in the third quarter of 2020, as well as the classification of the Biomaterials and Clean Technologies business units as held for sale in the third quarter of 2020. Amortization expense in 2020 compared to 2019 was relatively flat. See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $55 million, $845 million, and $152 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The activity for the year ended December 31, 2021 included a $46 million charge related to the 2021 Restructuring Actions, a $12 million charge related to the 2020 Restructuring Program, a $1 million charge related to the 2019 Restructuring Program and a $4 million credit related to the DowDuPont Cost Synergy Program. The charges for the year ended December 31, 2020 included a $270 million impairment charge related to long-lived assets and a $52 million impairment charge related to indefinite-lived intangible assets in Corporate, a $318 million impairment charge related to long-lived assets and a $21 million impairment charge related to indefinite-lived intangible assets in the Mobility & Materials segment, a $168 million charge related to the 2020 Restructuring Program, a $5 million charge related to the 2019 Restructuring Program and a $11 million charge related to the DowDuPont Cost Synergy Program. The charges for the year ended December 31, 2019 included a charge of $119 million related to the 2019 Restructuring Program and a $33 million charge to the DowDuPont Cost Synergy Program.

See Note 6 to the Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
There were no goodwill impairment charges for the year ended December 31, 2021. Goodwill impairment charges were $3,214 million and $242 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, goodwill impairment charges related to a business reported in Corporate and the Mobility & Materials and Industrial Solutions reporting units. For the year ended December 31, 2019, goodwill impairment charges related to businesses reported in Corporate. See Note 14 to the Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $133 million, $177 million and $1,257 million for the years ended December 31, 2021, 2020 and 2019, respectively. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the year-ended December 31, 2021 these costs were primarily associated with the execution of strategic initiatives, including the acquisition of Laird PM, the planned divestiture of the In-Scope M&M Businesses, the Intended Rogers Acquisition, and the completed and planned divestitures of the held for sale businesses included within Corporate. For the years ended December 31, 2020 and December 31, 2019 these costs were primarily associated with the preparation and execution of activities related to the DWDP Merger, post-DWDP Merger integration, and the DWDP Distributions.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $94 million, $187 million, and $85 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in earnings of nonconsolidated affiliates for the year ended December 31, 2021 compared to the prior year is primarily due to the sale of DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group") in the third quarter of 2020. The increase in earnings of nonconsolidated affiliates for the year ended December 31, 2020 compared to the year ended December 31, 2019 is due to higher HSC Group equity earnings in the first half of 2020, driven mainly by customer settlements in the second quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expenses such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net for the year ended December 31, 2021 was $163 million compared with $667 million and $144 million in the years ended December 31, 2020 and 2019, respectively.

The year ended December 31, 2021 included a net pre-tax benefit of $140 million associated with the sale of the Solamet® business unit within Corporate, a pre-tax gain of $28 million related to the sale of assets within the Electronics & Industrial segment, income related to non-operating pension and other post-employment benefit plans of $52 million, partially offset by foreign currency exchange losses of $53 million, and miscellaneous expenses of $11 million.

The year ended December 31, 2020 included a net pre-tax benefit of $396 million associated with the TCS/HSC Disposal, a pre-tax gain of $197 million related to the sale of the Compound Semiconductor Solutions business unit in the Electronics & Industrial segment, miscellaneous income of $32 million, and income related to non-operating pension and other post-employment benefit plans of $30 million, partially offset by foreign currency exchange losses of $39 million.

The year ended December 31, 2019 included a net gain on sale of assets and investments of $144 million, income related to non-operating pension and other post-employment benefit plans of $72 million and interest income of $56 million, partially offset by foreign currency exchange losses of $104 million and miscellaneous expenses of $24 million which includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement. The net gain on sale of assets includes income of $92 million related to a sale of assets within the Electronics & Industrial segment and as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit included in Corporate.

See Note 7 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $525 million, $672 million, and $667 million for the years ended December 31, 2021, 2020, and 2019, respectively. The decrease in interest expense in 2021 compared to 2020 primarily relates to the maturity of the November 2020 Notes, the early repayment of the $3.0 billion Term Loan Facilities in February 2021, and significant reduction of commercial paper borrowings, partially offset by structuring fees and the amortization of commitment fees related to the Intended Rogers Acquisition financing agreements. The increase in interest expense in 2020 compared to 2019 primarily relates to financing costs associated with the May 2020 Debt Offering, partially offset by reduced borrowing rates on floating rate debt. Refer to Note 15 to the Consolidated Financial Statements for additional information.

Provision for (Benefit from) Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2021, the Company's effective tax rate was 17.9 percent on pre-tax income from continuing operations of $2,196 million. The effective tax rate differential for the year ended December 31, 2021, was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity.

For the year ended December 31, 2020, the Company's effective tax rate was (7.1) percent on a pre-tax loss from continuing operations of $2,246 million. The effective tax rate differential was principally the result of the non-tax-deductible goodwill impairment charge impacting Corporate in the first and third quarter and a non-tax-deductible goodwill impairment charge impacting the Mobility & Materials and Electronics & Industrial segments in the second quarter, coupled with an allocation of non-tax-deductible goodwill related to the TCS/HSC Disposal.

For the year ended December 31, 2019, the Company's effective tax rate was 1.6 percent on a pre-tax loss from continuing operations of $126 million. The effective tax rate differential was principally the result of the non-tax-deductible goodwill impairment charges impacting Corporate.

The underlying factors affecting the Company’s overall tax rate are summarized in Note 8 to the Consolidated Financial Statements.

SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
The following supplemental unaudited pro forma financial information (the “unaudited pro forma financial statements”) was derived from DuPont’s Consolidated Financial Statements, adjusted to give effect to certain events directly attributable to the DWDP Distributions. In contemplation of the DWDP Distributions and to achieve the respective credit profiles of each of the current companies, in the fourth quarter of 2018, DowDuPont borrowed $12.7 billion under the 2018 Senior Notes and entered the Term Loan Facilities with an aggregate principal amount of $3.0 billion. Additionally, DuPont issued approximately $1.4 billion in commercial paper in May 2019 in anticipation of the Corteva Distribution (the “Funding CP Issuance” together with the 2018 Senior Notes and the Term Loan Facilities, the "DWDP Financings"). The unaudited pro forma financial statements below were prepared in accordance with Article 11 of Regulation S-X. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the DWDP Distributions and the DWDP Financings (collectively the "DWDP Transactions"), (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. The unaudited pro forma statements of operations for the years ended December 31, 2019 give effect to the pro forma events as if the DWDP Transactions had occurred on January 1, 2018. There were no pro forma adjustments for the years ended December 31, 2021 and 2020.

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

Unaudited Pro Forma Combined Statement of Operations	2019
In millions, except per share amounts	DuPont [1]	Pro Forma Adjustments[2]	Pro Forma
Net sales	$15,436	$—	$15,436
Cost of sales	10,026	16	10,042
Research and development expenses	689	—	689
Selling, general and administrative expenses	2,057	—	2,057
Amortization of intangibles	701	—	701
Restructuring and asset related charges - net	152	—	152
Goodwill impairment charges	242	—	242
Integration and separation costs	1,257	(173)	1,084
Equity in earnings of nonconsolidated affiliates	85	—	85
Sundry income (expense) - net	144	—	144
Interest expense	667	29	696
(Loss) Income from continuing operations before income taxes	(126)	128	2
Provision for income taxes on continuing operations	(2)	31	29
(Loss) Income from continuing operations, net of tax	(124)	97	(27)
Net income attributable to noncontrolling interests of continuing operations	29	—	29
Net (loss) income from continuing operations attributable to DuPont	$(153)	$97	$(56)

Per common share data:
(Loss) Income per common share from continuing operations - basic	$(0.21)		$(0.08)
(Loss) Income per common share from continuing operations - diluted	$(0.21)		$(0.08)

Weighted-average common shares outstanding - basic	746.3		746.3
Weighted-average common shares outstanding - diluted	746.3		746.3
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

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, adjusted for significant items. Prior to April 1, 2019, the Company's measure of profit / loss for segment reporting purposes was pro forma Operating EBITDA as this was the manner in which the Company's chief operating decision maker ("CODM") assessed performance and allocated resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e. pro forma "Income (loss) from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains/losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items.

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the DWDP Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "DWDP Financings"), including the use of proceeds from such Financings (collectively the "DWDP Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the DWDP Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." The impact of these supply agreements are reflected in pro forma Operating EBITDA for the year ended December 31, 2019 as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions. Refer to the Supplemental Unaudited Pro Forma Combined Financial Information section for further information.

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits, and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces high performance elastomer and polyimide parts, medical silicones and specialty lubricants.

Electronics & Industrial	For the Years Ended December 31,
In millions	2021	2020	2019
Net sales	$5,554	$4,674	$4,446
Operating EBITDA [1]	$1,758	$1,468	$1,454
Equity earnings	$41	$34	$24
1.For the year ended December 31, 2019 operating EBITDA is on a pro forma basis.

Electronics & Industrial	For the Years Ended December 31,
Percentage change from prior year	2021	2020
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(1)%
Currency	1	—
Volume	12	6
Portfolio & other	6	—
Total	19%	5%

2021 Versus 2020
Electronics & Industrial net sales were $5,554 million for the year ended December 31, 2021, up 19 percent from $4,674 million for the year ended December 31, 2020. Net sales increased due to a 12 percent increase in volume, a 6 percent portfolio and other increase and a 1 percent favorable currency impact. Local price and product mix were flat. Volume growth was driven by Industrial Solutions primarily due to increased demand in consumer electronics and healthcare markets. Semiconductor Technologies volume growth was led by new technology ramps at advanced nodes within logic and foundry and growth in high performance computing and 5G communications markets. Within Interconnect Solutions, the increase was driven by the July 1, 2021 acquisition of Laird PM, increases in consumer electronics, and continued volume recovery within industrial applications.
Operating EBITDA was $1,758 million for the year ended December 31, 2021, up 20 percent compared with $1,468 million for the year ended December 31, 2020 driven by strong volume growth and the acquisition of Laird PM and partially offset by higher raw material and logistic costs. The years ended December 31, 2021 and 2020 include income of $28 million and $40 million, respectively, related to the sale of assets.

2020 Versus 2019
Electronics & Industrial net sales were $4,674 million for the year ended December 31, 2020, up from $4,446 million for the year ended December 31, 2019. Net sales increased due to a 6 percent volume increase partially offset by a 1 percent decrease in local price. Volume growth was driven by Semiconductor Technologies with continued strength and new technology in logic and foundry and increased demand in the memory segment. Volume growth within Interconnect Solutions was driven by increased material content in next-generation smartphones. Within Industrial Solutions, volume growth in KALREZ® for electronics applications, OLED materials for displays and digital printing inks for the consumer segment offset weakness in flexographic plates and declines in the automotive and aerospace end markets. Volume grew significantly in Asia Pacific.
Operating EBITDA was $1,468 million for the year ended December 31, 2020, up 1 percent compared with pro forma Operating EBITDA of $1,454 million for the year ended December 31, 2019 as volume growth, productivity and higher equity income more than offset higher raw material logistic costs and lower gains related to asset sales.

WATER & PROTECTION
Water & Protection is the global leader in providing innovative engineered products and integrated systems for a number of industries including, worker safety, water purification and separation, transportation, energy, medical packaging and building materials. Water & Protection addresses the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and better. By uniting market-driven science and engineering with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively.

Water & Protection	For the Years Ended December 31,
In millions	2021	2020	2019
Net sales	$5,552	$4,993	$5,201
Operating EBITDA [1]	$1,385	$1,313	$1,370
Equity earnings	$36	$26	$27
1.For the year ended December 31, 2019 operating EBITDA is on a pro forma basis.

Water & Protection	For the Years Ended December 31,
Percentage change from prior year	2021	2020
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	2%
Currency	1	—
Volume	8	(8)
Portfolio & other	—	2
Total	11%	(4)%

2021 Versus 2020
Water & Protection net sales were $5,552 million for the for the year ended December 31, 2021, up 11 percent from $4,993 million for the year ended December 31, 2020 due to an 8 percent increase in volume, a 2 percent increase in local price, and a 1 percent favorable currency impact. Portfolio was flat. Volume growth across the segment was driven by ongoing recovery of end markets following the COVID-19 pandemic. Volume gains in Safety Solutions were driven by continued recovery in end-markets for aramid fibers most notably in NOMEX® and KEVLAR®. Within Shelter Solutions, volume growth was driven by the ongoing recovery of commercial construction and continued demand in residential construction and do-it-yourself applications. Water Solutions volume gains reflect strong demand for water technologies led by reverse osmosis membranes in industrial and desalination markets.
Operating EBITDA was $1,385 million for the year ended December 31, 2021, up 5 percent compared with $1,313 million for the year ended December 31, 2020 as volume gains and the absence of costs associated with temporarily idling several manufacturing facilities were partially offset by higher raw material and logistics costs.

2020 Versus 2019
Water & Protection net sales were $4,993 million for the year ended December 31, 2020, down from $5,201 million for the year ended December 31, 2019 as a 2 percent increase in local price and 2 percent increase in portfolio were more than offset by a 8 percent volume decline. The portfolio impact reflects the recent acquisitions in the Water Solutions business. Volume growth in the segment was led by gains in Water Solutions and TYVEK® protective garment sales within Safety Solutions which were more than offset by weakened demand in end markets for NOMEX® and KEVLAR®. Shelter Solutions volume declined due to the COVID-19 pandemic and the resulting impact on commercial construction activity.
Operating EBITDA was $1,313 million for the year ended December 31, 2020, down 4 percent compared with pro forma Operating EBITDA of $1,370 million for the year ended December 31, 2019 due to lower volumes, the absence of licensing income, and costs associated with idling facilities more than offsetting pricing gains, improved product mix, and productivity actions.

MOBILITY & MATERIALS
The Mobility & Materials segment provides high-performance engineering thermoplastics and advanced solutions to engineers and designers in the transportation, electronics, industrial, consumer and renewable energy end-markets to enable systems solutions for demanding applications and environments. The segment delivers a broad range of polymer-based high-performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. In addition, the segment supplies key materials for the manufacturing of photovoltaic cells and panels, including backsheet materials and silicone encapsulates and adhesives. The segment provides specialty pastes and films used in consumer electronics, automotive, and aerospace markets. Mobility & Materials is a global leader of advanced materials that provides technologies that differentiate customers’ products with improved performance characteristics enabling the transition to hybrid-electric-connected vehicles and high speed high frequency connectivity.

Mobility & Materials	For the Years Ended December 31,
In millions	2021	2020	2019
Net sales	$5,045	$4,005	$4,690
Operating EBITDA [1]	$1,082	$588	$954
Equity earnings	$9	$19	$4
1.For the year ended December 31, 2019 operating EBITDA is on a pro forma basis.

Mobility & Materials	For the Years Ended December 31,
Percentage change from prior year	2021	2020
Change in Net Sales from Prior Period due to:
Local price & product mix	12%	(4)%
Currency	2	—
Volume	12	(11)
Portfolio & other	—	—
Total	26%	(15)%

2021 Versus 2020
Mobility & Materials net sales were $5,045 million for the year ended December 31, 2021, up 26 percent from $4,005 million for the year ended December 31, 2020. Net sales increased due to a 12 percent increase in local price and product mix, a 12 percent increase in volume and a 2 percent favorable currency impact. The local price increase reflects actions taken to offset higher raw material costs and higher metals pricing. Volume growth was attributable to the continued recovery of key end markets, primarily the global automotive market.

Operating EBITDA was $1,082 million for the year ended December 31, 2021, up 84 percent compared with $588 million for the year ended December 31, 2020 driven by higher volumes, pricing gains, and the absence of $170 million of charges recorded in the prior year associated with temporarily idling several manufacturing facilities which offset higher raw material and logistic costs.

2020 Versus 2019
Mobility & Materials net sales were $4,005 million for the year ended December 31, 2020, down from $4,690 million for the year ended December 31, 2019 due to a 11 percent decrease in volume and a 4 percent decrease in local price. Volume declines were due to the impact of the COVID-19 pandemic on the automotive industry and the other key industrial markets.

Operating EBITDA was $588 million for the year ended December 31, 2020, down 38 percent compared with pro forma Operating EBITDA of $954 million for the year ended December 31, 2019 driven primarily by price and volume declines due to the COVID-19 pandemic and approximately $170 million in charges associated with temporarily idling several manufacturing plants to align supply with demand.

Corporate
Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. The sales and activity of to be divested and previously divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units, and the TCS Business along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group”) are reflected as Corporate activity. To date, the following divestitures of businesses held within Corporate have occurred:
•Clean Technologies on December 31, 2021;
•Solamet® in the third quarter 2021;
•the TCS Business and HSC Group in the third quarter 2020; and
•the Sustainable Solutions business in third quarter 2019.
Corporate net sales related to the divested businesses were $502 million, $666 million, and $1,099 million for the years ended December 31, 2021, 2020, and 2019, respectively. The decrease in sales for the year ended December 31, 2021, was driven by the timing of portfolio actions, discussed above, offset by volume growth driven by demand in carpet and apparel markets within Biomaterials and pricing gains. For the year ended December 31, 2020, sales declined due to the portfolio actions discussed above and volume declines which were led by lower demand in Biomaterials due to weakened demand in carpet and apparel markets and lower volumes in Clean Technologies.

Operating EBITDA was $(55) million and $70 million for the year ended December 31, 2021 and 2020, respectively and pro forma Operating EBITDA was $366 million for the years ended December 31, 2019. The decrease in EBITDA both years was primarily the result of portfolio actions and declines in customer settlements.

OUTLOOK
In 2022, the Company expects demand to remain strong across all segments led by on-going strength in semiconductors, along with continued demand in industrial technologies, smartphone sales, water filtration and residential construction. The Company anticipates raw material and logistic costs will remain at elevated levels in 2022. The anticipated strong demand, productivity actions and Laird PM acquisition synergies along with benefits from continued pricing actions in response to incremental cost increases, are expected to deliver earnings improvement versus 2021. The Company continues to closely monitor macroeconomic and geopolitical developments.

LIQUIDITY & CAPITAL RESOURCES
The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. COVID-19 continues to impact the broader global economy. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries obligations as they come due. However, DuPont is unable to predict the extent of COVID-19 related impacts which depend on uncertain and unpredictable future developments. In light of this uncertainty, the Company has taken steps to further ensure liquidity and capital resources, as discussed below.

In millions	December 31, 2021	December 31, 2020
Cash and cash equivalents [1]	$2,011	$2,544
Total debt	$10,782	$15,612
1.The net proceeds of approximately $6.2 billion received from an offering of senior unsecured notes associated with the N&B Transaction were recorded within non-current “Restricted cash” in the Consolidated Balance Sheets at December 31, 2020 and thus are not included in "Cash and cash equivalents" as presented in the table above.

The Company's cash and cash equivalents at December 31, 2021 and December 31, 2020 were $2.0 billion and $2.5 billion, respectively, of which $1.4 billion at December 31, 2021 and $1.8 billion at December 31, 2020 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at December 31, 2021 and December 31, 2020 was $10.8 billion and $15.6 billion, respectively. The decrease was primarily due to the termination and repayment of the Company's $3.0 billion term loan facilities in the first quarter of 2021, and the redemption of the May 2020 Notes in the second quarter of 2021, described further below, in accordance with a special mandatory redemption feature.

As of December 31, 2021, the Company is contractually obligated to make future cash payments of $10.7 billion and $5.9 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2022. Related to interest, $503 million will be due in the next twelve months and the remainder will be due subsequent to 2022. The majority of interest obligations will be due in 2027 or later.

Term Loan and Revolving Credit Facilities
In November 2018, the Company entered into a term loan agreement that establishes two term loan facilities in the aggregate principal amount of $3.0 billion, (the “Term Loan Facilities”) as well as a five-year $3.0 billion revolving credit facility (the “Five-Year Revolving Credit Facility”). Effective May 2, 2019, the Company fully drew the two Term Loan Facilities in the aggregate principal amount of $3.0 billion and the Five-Year Revolving Credit Facility became effective and available. The Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company’s commercial paper and letter of credit issuance.

On February 1, 2021, the Company terminated its fully drawn $3.0 billion Term Loan Facilities. The termination triggered the repayment of the aggregate outstanding principal amount of $3.0 billion, plus accrued and unpaid interest through and including January 31, 2021. The Company funded the repayment with proceeds from the Special Cash Payment.

On April 15, 2021, the Company entered into an updated $1.0 billion 364-day revolving credit facility (the “2021 $1B Revolving Credit Facility") as the $1.0 billion 364-day revolving credit facility entered in April 2020 (the “2020 $1B Revolving Credit Facility") expired mid-April. As of the effectiveness of the 2021 $1B Revolving Credit Facility, the 2020 $1B Revolving Credit Facility was terminated. The 2021 $1B Revolving Credit facility may be used for general corporate purposes. The Company intends to renew the 364-Day Revolving Credit Facility on or prior to expiration.

May 2020 Debt Offering
On May 1, 2020, the Company completed an underwritten public offering of senior unsecured notes (the “May 2020 Notes”) in the aggregate principal amount of $2.0 billion of 2.169 percent fixed rate notes due May 1, 2023 (the “May 2020 Debt Offering”). Upon consummation of the N&B Transaction, the special mandatory redemption feature of the May 2020 Debt Offering was triggered, requiring the Company to redeem all of the May 2020 Notes at a redemption price equal to 100% of the aggregate principal amount of the May 2020 Notes plus accrued and unpaid interest. The Company redeemed the May 2020 Notes on May 13, 2021 and funded the redemption with proceeds from the Special Cash Payment.

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

Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers for about $5.2 billion. The acquisition is expected to close by the end of the second quarter of 2022 subject to regulatory approvals and other customary closing conditions.

Concurrent with the signing of the definitive agreement, the Company entered into a Bridge Commitment Letter (the “Bridge Letter”) in an aggregate principal amount of $5.2 billion to secure committed financing for the Intended Rogers Acquisition. On November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion (the "2021 Term Loan Facility"). The 2021 Term Loan Facility is intended to fund the Intended Rogers Acquisition and will be drawn upon contemporaneously with the close of the Intended Rogers Acquisition. The 2021 Term Loan Facility is required to be repaid upon completion of the intended divestiture of the In-Scope M&M Businesses. Commensurate with the entry into the 2021 Term Loan Facility, the commitments under the Bridge Letter were terminated.

Commercial Paper
In April 2019, DuPont authorized a $3.0 billion commercial paper program (the “DuPont Commercial Paper Program”). At December 31, 2021 the Company has $150 million of commercial paper issued and outstanding.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At January 31, 2022, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2021, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented, while cash flows related to the materials science and agriculture businesses are included in the Consolidated Statements of Cash Flows for the year ended December 31, 2019.

Cash Flow Summary	2021	2020	2019
In millions
Cash provided by (used for):
Operating activities	$2,281	$4,095	$1,409
Investing activities	$(2,401)	$(202)	$(2,313)
Financing activities	$(6,507)	$3,238	$(11,550)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(72)	$67	$9
Cash, cash equivalents and restricted cash in discontinued operations	$—	$8	$8

Cash Flows from Operating Activities
Cash provided by operating activities was $2,281 million, $4,095 million and $1,409 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash provided by operating activities decreased in 2021 compared with 2020, primarily due to the use of cash from accounts and notes receivable and inventories in 2021 compared to the release of cash from those same balance sheet assets in 2020. In 2021, these changes were driven by economic recovery resulting in sales growth/higher accounts receivable and supply chain challenges resulting in higher inventory levels. Cash provided by operating activities increased in 2020 compared with 2019, largely due to a release of cash from net working capital in 2020 versus a use of cash for net working capital in the prior period, partially offset by lower earnings versus the prior period. Activity related to the N&B business is included in the full year of the 2020 comparative period and the first month of 2021.

Net Working Capital [1]	December 31, 2021	December 31, 2020
In millions (except ratio)
Current assets	$8,065	$8,349
Current liabilities	4,262	3,616
Net working capital	$3,803	$4,733
Current ratio	1.89:1	2.31:1
1.Net working capital at December 31, 2020 has been presented to exclude the assets and liabilities related to the N&B Transaction. The assets and liabilities related to the N&B Transaction are presented as assets of discontinued operations and liabilities of discontinued operations, respectively, in the Consolidated Balance Sheets.

Cash Flows from Investing Activities
Cash used for investing activities in 2021 was $2,401 million compared to cash used for investing of $202 million in 2020. The increase in cash used was primarily attributable to the acquisition of Laird PM, and decrease in cash proceeds received from the sales of Solamet® and Clean Technologies businesses in 2021 compared to the cash proceeds received from the sales of the TCS Business and Compound Semiconductor Solutions business units in 2020 partially offset by lower capital expenditures in 2021. Cash used for investing activities in 2019 was $2,313 million primarily driven by capital expenditures and purchases of investments, which were partially offset by proceeds from sales and maturities of investments and proceeds from sales of property and business. Activity related to the N&B business is included in the full year of the comparative period and the first month of 2021.

Capital expenditures totaled $891 million, $1,194 million and $2,472 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company expects 2022 capital expenditures to be about $900 million. The Company may adjust its spending throughout the year as economic conditions develop.

Cash Flows from Financing Activities
Cash used for financing activities in 2021 was $6,507 million compared to cash provided by financing activities of $3,238 million in 2020. The difference in cash flows from financing activities in 2021 versus the prior year is primarily driven by the use of cash in repayment of long-term debt, repurchases of common stock and significant reduction in issuances of long-term debt, which was partially offset by cash provided by increase in short-term notes payable and reduction in dividends paid to stockholders due to less shares outstanding. Cash used for financing activities in 2019 was $11,550 million, primarily driven by repurchases of common stock and impact of the DWDP Distributions of the materials science and agriculture businesses to cash balances. Activity related to the N&B business is included in the full year of the comparative period and the first month of 2021.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2021, 2020, and 2019:

Dividends Paid	December 31, 2021	December 31, 2020	December 31, 2019
In millions
Dividends paid, per common share	$1.20	$1.20	$2.16
Dividends paid to common stockholders [1,2]	$630	$882	$1,611
1.The 2019 dividends include dividends paid to DowDuPont common stockholders prior to the DWDP Distributions.
2.The 2020 dividends include dividends paid to common stockholders prior to the N&B Transaction.

The DuPont Board of Directors on February 7, 2022, declared a first quarter 2022 dividend of $0.33 per share, a ten percent per share increase versus the first quarter 2021 dividend, payable on March 15, 2022, to holders of record at the close of business on February 28, 2022.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a $2.0 billion share buyback program, which expired on June 1, 2021 ("2019 Share Buyback Program"). At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total cost of 29.9 million shares at a cost of $2.0 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of December 31, 2021, the Company had repurchased and retired a total of 14.5 million shares for $1.1 billion under the 2021 Share Buyback Program.

In February 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023, (the “2022 Share Buyback Program”). This authorization enables the Company to repurchase shares following the expected completion of the remaining authorization under its 2021 Share Buyback Program.

See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 18 to the Consolidated Financial Statements, for additional information.

Pension and Other Post-Employment Plans
Subsequent to the DWDP Distributions, the Company retained defined benefit pension plans in a number of other countries but does not have any qualified defined benefit pension plans in the United States.

The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $90 million to its pension plans in 2022. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

TDCC's funding policy was to contribute to plans when pension laws and/or economics either require or encourage funding. Prior to the Dow Distribution, TDCC made discretionary contributions exceeding funding requirements. During the three months of 2019, TDCC made contributions of $103 million to TDCC plans that were separated with Dow after the DWDP Distributions.

As of December 31, 2021, the Company is contractually obligated to make future cash payments of $922 million related to pension and other post-employment benefit plans. $90 million will be due in the next twelve months and the remainder will be due subsequent to 2022 with the majority due subsequent to 2026.

EID's funding policy was to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Prior to the Corteva Distribution, EID made discretionary contributions exceeding funding requirements. During the five months of 2019, EID made $36 million contributions to plans that were separated from the Company in conjunction with the Corteva Distribution.

Restructuring
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the year ended December 31, 2021, DuPont recorded a pre-tax charge related to the 2021 Restructuring Actions in the amount of $46 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $26 million of severance and related benefit costs and $20 million of asset related charges. At December 31, 2021, total liabilities related to the 2021 Restructuring Actions were $25 million for severance and related benefits. The Company expects actions related to this program to be substantially complete by the first half of 2022.

In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction. As a result of these actions, the Company recorded pre-tax restructuring charges of $180 million inception-to-date, consisting of severance and related benefit costs of $128 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $15 million primarily related to the payment of severance and related benefits.

In June 2019, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions. As a result of these actions, the Company has recorded pre-tax restructuring charges of $125 million inception-to-date, consisting of severance and related benefit costs of $98 million, and asset related charges of $27 million. Actions associated with this program are considered substantially complete. Future cash payments related to the 2019 Restructuring Program are anticipated to be $2 million and relate to the payment of severance and related benefits.

In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program, which was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions. The Company has recorded pre-tax restructuring charges attributable to the continuing operations of DuPont of $342 million inception-to-date, consisting of severance and related benefit costs of $136 million, asset related charges of $159 million and contract termination and other charges of $47 million. The activities related to the Synergy Program are expected to result in additional cash expenditures of $6 million and relate primarily to the payment of severance and related benefit costs.

See Note 6 to the Consolidated Financial Statements for more information on the Company's restructuring programs.

Other Off-balance Sheet Arrangements
Certain Guarantee Contracts
Guarantees arise in the ordinary course of business from relationships with nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specific triggering events occur. At December 31, 2021 and December 31, 2020, the Company had directly guaranteed $170 million and $167 million, respectively, of such obligations. Additional information related to the guarantees of the Subsidiaries can be found in the “Guarantees” section of Note 16 to the Consolidated Financial Statements.

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

As per the terms of the MOU, the Company deposited $50 million to the escrow account on September 30, 2021. Additional information regarding the MOU and funding of the escrow account can be found in Note 16 to the Consolidated Financial Statements.

Other Contractual Obligations
As of December 31, 2021, the Company is contractually obligated to make future cash payments of $861 million and $528 million related to purchase and lease obligations, respectively. Related to purchases, $294 million will be due in the next twelve months and the remainder will be due subsequent to 2022. Related to leases, $110 million will be due in the next twelve months and remainder will be due subsequent to 2022.

As of December 31, 2021, the Company is contractually obligated to make future cash payments of $191 million related to other miscellaneous obligations, the majority of which is due subsequent to 2022.

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

Pension Plans and Other Post-Employment Benefits
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

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension plans based on assets and liabilities at December 31, 2021:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(3)	$4
Expected rate of return on plan assets	9	(9)
Additional information with respect to pension plans, liabilities and assumptions is discussed under "Long-term Employee Benefits" and in Note 19 to the Consolidated Financial Statements.

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

Income Taxes
The breadth of the Company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the Company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the Company's tax assets and tax liabilities. It is reasonably possible that changes to the Company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and the possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

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

At December 31, 2021, the Company had a net deferred tax liability balance of $1.8 billion, net of a valuation allowance of $0.8 billion. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

Assessments of Long-Lived Assets and Goodwill
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions in these analyses include, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate for the income approach. For the market approach, the company uses metrics of publicly traded companies or historically completed transactions of comparable businesses. The estimates are deemed reasonable by management based on information available at the dates of acquisition, however, estimates are inherently uncertain.

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

The Company performs its annual goodwill impairment testing during the fourth quarter at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities. The Company has seven reporting units, of which one reporting unit has no goodwill and is reported within the held-for-sale disposal group.

For purposes of goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

If additional quantitative testing is performed, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions: projected revenue, projected margins, discount rates, tax rates, and terminal values. These key assumptions are determined through evaluation of the Company as a whole, underlying business fundamentals and industry risk. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.

Under the market approach, the Company applies the Guideline Public Company Method ("GPCM"). Selected peer sets are based on close competitors, publicly traded companies and reviews of analysts' reports, public filings, and industry research. In selecting the EBIT/EBITDA multiples and determining the fair value, the Company considers the size, growth, and profitability of each reporting unit versus the relevant guideline public companies. When applicable, third party purchase offers may be utilized to measure fair value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

In the fourth quarter of 2021, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to all of its reporting units. The Company considered various qualitative factors that would have affected the estimated fair value of the reporting units, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values.

As part of the 2021 Segment Realignment, the Company assessed and re-defined certain reporting units effective February 1, 2021, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. A combination of quantitative and qualitative goodwill impairment analyses was then performed for reporting units impacted by this new structure and no impairments were identified.

The Company evaluates the carrying value of long-lived assets (collectively the “asset group”) to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the anticipated future undiscounted cash flows to be derived from the asset group are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value of the asset group is determined using a combination of a discounted cash flow model and/or market approach. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Depreciation is recognized over the remaining useful life of the assets.

Valuation of Acquired Intangible Assets
The Company engaged an independent third-party valuation specialist to assist with the allocation of the total purchase price for the acquisition of Laird Performance Materials to the fair value of the net assets acquired. This required the use of several assumptions and estimates, including, but not limited to, the customer attrition rate, the discount rate, the royalty rates, the economic life, the EBITDA margin, the contributory asset charge, and the projected revenue for the customer-related intangible asset, the discount rate, the projected revenue, the royalty rate, the obsolescence rate, and the economic life for the developed technology, and the discount rate, the projected revenue, the royalty rate, and the economic life for the trademark/tradename. Although the Company believes the assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment by management and are based in part on historical experience and information obtained from Laird Performance Materials management. For further information see Note 3 to the Consolidated Financial Statements.

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

Pension coverage for employees of the Company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The Company regularly explores alternative solutions to meet its global pension obligations in the most cost-effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the Company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental and life insurance. Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement.

Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations of the sovereign country in which the pension plan operates. Unless required by law, the Company does not make contributions that are in excess of tax-deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs.

The Company contributed $28 million to its funded pension plans for the years ended December 31, 2021 and December 31, 2020, respectively. The Company contributed $497 million to its funded pension plans for the year ended December 31, 2019.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $60 million, $73 million, and $72 million to its unfunded plans, including OPEB plans, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

In 2022, the Company expects to contribute approximately $90 million to its funded pension plans and its remaining plans with no plan assets. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be significantly affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was affected by pre-tax charges related to long-term employee benefits:

	For the Years Ended
In millions	December 31, 2021	December 31, 2020	December 31, 2019
Long-term employee benefit plan charges	$106	$155	$98

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section of this report for additional information on determining annual expense.

For 2022, long term employee benefit expense from continuing operations is not expected to change materially as compared to 2021.

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

In addition, the Company implements various voluntary programs to reduce its environmental footprint, which includes initiatives to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use, and reduce the generation of persistent, bioaccumulative and toxic materials. In October 2019 DuPont announced its sustainability strategy and 2030 Sustainability Goals. The Company’s sustainability strategy and goals prioritize global challenges such as climate change, water stewardship, advancing circular economy and processes, improving health and safety, and more. With these goals, DuPont is committed to using the Company's strength in innovation to advance progress on several of the United Nations’ Sustainable Development Goals, increasing resiliency and reducing environmental and social impacts across value chains, and ensuring people are put at the center of all the Company's work. Executive responsibility for overall sustainability performance sits with the Chief Technology & Sustainability Officer (the “CTSO”). The CTSO role was created specifically for DuPont to capitalize on the intrinsic link between sustainability and innovation in the Company’s operating model. The CTSO reports directly to the CEO, and routinely engages the Environmental, Health, Safety & Sustainability (EHS&S) Committee of the Board of Directors on matters of sustainability. DuPont’s sustainability initiatives and strategy are discussed further in its 2021 Sustainability Report, which is available under Sustainability in the "About Us" section of its website; this report is not incorporated by reference and should not be considered part of this Form 10-K.

The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, such as DuPont’s sustainability strategy, are significant and will continue to be significant for the foreseeable future. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental expenses charged to current operations will have a material impact on the Company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Climate Change
The Company believes that climate change is an important global environmental issue that presents risks and opportunities. The Company is continuously evaluating opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy. As part of DuPont’s sustainability strategy, the Company announced an Acting on Climate Goal. The objective of the Acting on Climate goal is to reduce the Company’s greenhouse gas (GHG) emissions by 30 percent, measured from a base year of 2019, including sourcing 60 percent of electricity for operations from renewable energy and delivering carbon neutral operations by 2050. DuPont reports on its progress against these goals in its annual sustainability report. In 2022, the Company plans to include its inaugural TCFD Index in its Sustainability Report and additional climate-related disclosure in its response to the CDP Climate survey.

In line with the objectives of the Acting on Climate goal, DuPont signed a virtual power purchase agreement (the “VPPA”) with a subsidiary of NextEra Energy Resources, LLC in 2021. The VPPA will deliver the equivalent of 135 megawatts of new wind power capacity or approximately 528,000 megawatt hours (MWh) of renewable electricity on an annual basis beginning in 2023.

The Company is actively engaged in efforts to develop constructive public policies to reduce GHG emissions and encourage lower-carbon forms of energy. DuPont is part of several organizations, including the CEO Climate Dialogue, a collaboration between large companies and NGOs working together to advance effective climate legislation in the US. DuPont is also part of the Alliance to Save Energy, which is an organization advocating to advance federal energy efficiency policy, as well as other organizations that advocate for clean mobility and renewable fuel.

Public policies may bring higher operating costs as well as greater revenue and margin opportunities. Legislative efforts to control or limit GHG emissions could affect the Company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate. However, the current unsettled policy environment in the U.S., where many company facilities are located, adds an element of uncertainty to business decisions, particularly those relating to long-term capital investments.

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

Environmental Remediation
The Company has directly incurred environmental remediation costs of $14 million, $6 million, and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2019	$77
Remediation payments	(5)
Net increase in remediation accrual	6
Net change, indemnification [1]	2
Balance at December 31, 2020	$80
Remediation payments	(7)
Net increase in remediation accrual	14
Net change, indemnification [1]	2
Balance at December 31, 2021	$89
1.Represents the net change in indemnified remediation obligations based on activity pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement as discussed below and in Notes 4 and 16 to the Consolidated Financial Statements. This is not inclusive of the accrual of $116 million related to eligible PFAS costs associated with the MOU.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $166 million above the amount accrued as of December 31, 2021. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the DWDP Separation and Distribution Agreement and the Letter Agreement discussed in Notes 4 and 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $46 million corresponding to the Company's accrual balance related to these matters at December 31, 2021. The indemnification liability is included in the total remediation accrual liability of $89 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $40 million for the year ended December 31, 2021. This amount includes $11 million of expenditures used towards the Company's climate change initiatives. The Company currently estimates expenditures for environmental-related capital projects to be approximately $48 million in 2022, with $19 million estimated for climate change initiatives.

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

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi ("CNY"), and Japanese yen ("JPY"). The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2021 and 2020, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2021 and 2020. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
In millions	2021	2020	2021	2020
Foreign currency contracts	$(5)	$(9)	$(192)	$(210)

The Company uses cross currency swaps, designated as a net investment hedge, to hedge portions of its net investment in its European operations. The net investment hedge serves to offset the foreign currency translation risk from the Company’s foreign operations. If the U.S. dollar weakened by 10%, the fair value of the net investment hedge would have been approximately $118 million lower as of December 31, 2021.

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

The Company's sales are not materially dependent on any single customer. As of December 31, 2021, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

As of December 31, 2021, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 excluded Laird Performance Materials, which was acquired by the Company in July 2021. The total assets and total net sales of Laird Performance Materials represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2021 (see page F-2).

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

DuPont de Nemours, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont De Nemours Inc. and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
1.Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) for the years ended December 31,	2021	2020	2019
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$32	$2	$1
Additions charged to expenses	9	31	—
Deductions from reserves[1]	(9)	(1)	1
Balance at end of period	$32	$32	$2
Inventory—Obsolescence Reserve
Balance at beginning of period	$4	$21	$24
Additions charged to expenses	15	5	22
Deductions from reserves[2]	(12)	(22)	(25)
Balance at end of period	$7	$4	$21
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$677	$598	$603
Additions [3,4]	171	109	45
Deductions from reserves [3]	(69)	(30)	(50)
Balance at end of period	$779	$677	$598
1.Deductions include write-offs, recoveries and currency translation adjustments.
2.Deductions include disposals and currency translation adjustments.
3.Additions and Deductions include currency translation adjustments.
4.Includes approximately $50 million related to the acquisition of Laird Performance Materials in 2021.

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

10.3	Agreement and Plan of Merger, dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and Neptune Merger Sub I Inc. incorporated by reference to Exhibit 2.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.
10.4	Separation and Distribution Agreement, dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 2.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.
10.5
Amendment No. 1 dated January 22, 2021 to that certain Separation and Distribution Agreement dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc.and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed January 25, 2021.

10.6
Amendment No. 2 dated February 1, 2021 to that certain Separation and Distribution Agreement dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.7	Employee Matters Agreement, dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed December 18, 2019.
10.8
Amendment No. 1 dated January 22, 2021 to that certain Employee Matters Agreement, dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed January 25, 2021.

10.9
Tax Matters Agreement dated February 1, 2021, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.10
Intellectual Property Cross-License Agreement, dated February 1, 2021, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and the other parties identified therein incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.11	Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.12	Tax Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.

10.13	Employee Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.2 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.14	Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among DowDuPont Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.15	Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among Dow Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.4 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.16	Intellectual Property Cross-License Agreement, effective as of June 1, 2019, by and among DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.17	Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.18	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.19	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.20	DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.21	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.22	DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.23	DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.24	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.25	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.26	Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of December 28, 2019, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed December 29, 2020.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24	Power of Attorney (included as part of signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY
None.

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: February 11, 2022

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ LORI KOCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2022
Lori Koch

/s/ MICHAEL G. GOSS	Vice President and Controller	February 11, 2022
Michael G. Goss	(Principal Accounting Officer)

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

Signature	Title(s)	Date

/s/ EDWARD D. BREEN	Chief Executive Officer and Director	February 11, 2022
Edward D. Breen	(Principal Executive Officer)

/s/ AMY G. BRADY	Director	February 11, 2022
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 11, 2022
Ruby R. Chandy

/s/ TERRENCE R. CURTIN	Director	February 11, 2022
Terrence R. Curtin

/s/ ALEXANDER M. CUTLER	Director	February 11, 2022
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 11, 2022
Eleuthère I. du Pont

/s/ LUTHER C. KISSAM	Director	February 11, 2022
Luther C. Kissam

/s/ FREDERICK M. LOWERY	Director	February 11, 2022
Frederick M. Lowery

/s/ RAYMOND J. MILCHOVICH	Director	February 11, 2022
Raymond J. Milchovich

/s/ DEANNA M. MULLIGAN	Director	February 11, 2022
Deanna M. Mulligan

/s/ STEVEN M. STERIN	Director	February 11, 2022
Steven M. Sterin

DuPont de Nemours, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the Company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the Company's independent registered public accounting firms, PricewaterhouseCoopers LLP for the years ended December 31, 2021, 2020, and 2019 and Deloitte & Touche LLP for the three months ended March 31, 2019. The purpose of their audits is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows in conformity with GAAP. Their reports are presented on the following pages.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 excluded Laird Performance Materials, which was acquired by the Company in July 2021. The total assets and total net sales of Laird Performance Materials represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission staff.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, as stated in its report, which is presented on the following pages.

/s/ EDWARD D. BREEN	/s/ LORI KOCH
Edward D. Breen Chief Executive Officer	Lori Koch Chief Financial Officer
February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DuPont de Nemours, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of The Dow Chemical Company, which was a wholly owned subsidiary prior to the April 1, 2019 distribution discussed in Note 4, which statements reflect, for the period from January 1, 2019 to March 31, 2019, total net sales of $13,582 million (of which $1,334 million is included in continuing operations and $12,248 million is included in discontinued operations in the Company’s consolidated statement of operations) for the period then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The Dow Chemical Company for period from January 1, 2019 to March 31, 2019 is based solely on the report of the other auditors.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Laird Performance Materials from its assessment of internal control over financial reporting as of December 31, 2021 as it was acquired by the Company in a purchase business combination during 2021. We have also excluded Laird Performance Materials from our audit of internal control over financial reporting. Laird Performance Materials is a wholly-owned subsidiary whose total assets and net sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Interim goodwill impairment analyses resulting from the realignment of certain reporting units

As described in Note 14 to the consolidated financial statements, as of December 31, 2021, the Company’s consolidated goodwill balance was $19.6 billion, and the goodwill associated with the Electronics and Industrial and Mobility and Materials segments was $9.6 billion and $3.2 billion, respectively. Management tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value may be below carrying value. Effective February 1, 2021, the Company realigned certain businesses resulting in a change to its management and reporting structure, which served as a triggering event requiring management to perform an impairment analysis related to goodwill carried by certain reporting units as of February 1, 2021, prior to the realignment. As part of the realignment, management assessed and re-defined certain reporting units, including reallocation of goodwill on a relative fair value basis, as applicable, to the new reporting units identified. Goodwill impairment analyses were then performed for the new reporting units identified in the Electronics and Industrial and Mobility and Materials segments. No impairments were identified as a result of the analyses described above. Fair value of each reporting unit tested is estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include, but are not limited to, projected revenue, gross margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment analyses resulting from the realignment of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, gross margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value of the Company’s reporting units and controls over the development of significant assumptions related to projected revenue, gross margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions. These procedures also included, among others (i) testing management’s process for developing the fair value estimate for the reporting units in the Electronics and Industrial and Mobility and Materials segments prior to and subsequent to the realignment; (ii) evaluating the appropriateness of the discounted cash flow model and market approach; (iii) testing the completeness and accuracy of underlying data provided by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the projected revenue, gross margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions, as applicable. Evaluating the reasonableness of management’s significant assumptions related to projected revenue and gross margins involved considering (i) the current economic conditions and recent operating results of the reporting units in the Electronics and Industrial and Mobility and Materials segments; (ii) external market data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and market approach and the weighted average costs of capital, terminal growth rates, and derived multiples from comparable market transactions, as applicable.

Valuation of customer-related and developed technology intangible assets - Laird Performance Materials acquisition

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Laird Performance Materials (“Laird PM”) for cash consideration of $2,404 million on July 1, 2021, which resulted in $1,160 million of intangible assets with finite lives being recorded. Amounts recorded included $840 million and $290 million related to customer-related and developed technology intangible assets, respectively. Management applied significant judgment in estimating the fair value of certain intangible assets acquired, which involved the use of several assumptions and estimates, including, but not limited to, the projected revenue, the EBITDA margin, the customer attrition rate, the discount rate, the royalty rates, the economic life, and the contributory asset charge for the customer-related intangible asset, and the projected revenue, the discount rate, the royalty rate, the obsolescence rate, and the economic life for the developed technology intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of customer-related and developed technology intangible assets for the Laird PM acquisition is a critical audit matter are (i) the significant judgment by management when developing the estimates; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating certain of management’s significant assumptions related to the projected revenue, the EBITDA margin, the customer attrition rate, the discount rate, the royalty rates, the economic life, and the contributory asset charge for the customer-related intangible asset, and the projected revenue, the discount rate, the royalty rate, the obsolescence rate, and the economic life for the developed technology intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer-related and developed technology intangible assets and controls over the development of significant assumptions related to the projected revenue, the EBITDA margin, the customer attrition rate, the discount rate, the royalty rates, the economic life, and the contributory asset charge for the customer-related intangible asset, and the projected revenue, the discount rate, the royalty rate, the obsolescence rate, and the economic life for the developed technology intangible asset. These procedures also included, among others (i) testing management’s process for estimating the fair value of certain intangibles; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data provided by management; and (iv) evaluating the reasonableness of significant assumptions used by management related to the projected revenue, the EBITDA margin, the customer attrition rate, the discount rate, the royalty rates, the economic life, and the contributory asset charge for the customer-related intangible asset, and the projected revenue, the discount rate, the royalty rate, the obsolescence rate, and the economic life for the developed technology intangible asset. Evaluating the reasonableness of management’s significant assumptions related to the projected revenue and the EBITDA margin involved considering (i) the current economic conditions and recent operating results of Laird PM; (ii) external market data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the customer attrition rate, the discount rate, the royalty rates, the economic life, and the contributory asset charge for the customer-related intangible asset and the discount rate, the royalty rate, the obsolescence rate, and the economic life for the developed technology intangible asset.

Determination of tax consequences of certain internal distributions, reorganizations and restructurings and the external distribution of the Nutrition and Biosciences business

As described in Note 8 to the consolidated financial statements, management has determined that certain internal distributions and reorganizations, the external distribution of the Nutrition and Biosciences business on February 1, 2021 and certain internal restructurings in connection with the integration of Laird PM, qualified as tax-free transactions under the applicable sections of the United States Internal Revenue Code. As such, the Company is not required to pay corporate taxes on the transactions. The determination of the tax-free nature of these transactions requires management to make judgments about the application of tax laws and regulations. As disclosed by management, the United States Internal Revenue Service could determine on audit that certain internal distributions, reorganizations and restructurings, or the external distribution of the Nutrition and Biosciences business should be treated as taxable transactions, which could have a material adverse impact on the Company. In addition, management has determined that an internal restructuring in connection with the anticipated divestiture of a substantial portion of the Mobility and Materials segment was taxable from a United States and local country perspective. The determination of the tax consequences of this transaction requires management to make judgments about the application of tax laws and regulations.

The principal considerations for our determination that performing procedures relating to the determination of the tax consequences of certain internal distributions, reorganizations and restructurings, and the external distribution of the Nutrition and Biosciences business is a critical audit matter are (i) the significant judgment made by management regarding certain transactions and the application of tax laws and regulations in determining that the internal and external distributions, reorganizations and restructurings qualify for tax-free status and in determining the tax consequences of the taxable transaction; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the tax consequences of certain internal distributions, reorganizations and restructurings, and the external distribution of the Nutrition and Biosciences business; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the key judgments relating to management’s determination of the tax consequences of certain internal distributions, reorganizations and restructurings, and the external distribution of the Nutrition and Biosciences business. These procedures also included, among others (i) evaluating the information, including third party opinions, tax law, and other relevant evidence used by management to support its position regarding the tax consequences of the transactions; and (ii) evaluating certain internal and external distributions, reorganizations and restructurings, and related tax consequences. Professionals with specialized skill and knowledge were used to assist in the evaluation of the transactions, and certain assertions from management, as well as the application of relevant tax laws.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2022

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

/s/ DELOITTE & TOUCHE LLP
Midland, Michigan
February 14, 2020

We have served as the Company's auditor since 1905.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2021	2020	2019
Net sales	$16,653	$14,338	$15,436
Cost of sales	10,803	9,508	10,026
Research and development expenses	618	625	689
Selling, general and administrative expenses	1,855	1,701	2,057
Amortization of intangibles	725	696	701
Restructuring and asset related charges - net	55	845	152
Goodwill impairment charges	—	3,214	242
Acquisition, integration and separation costs	133	177	1,257
Equity in earnings of nonconsolidated affiliates	94	187	85
Sundry income (expense) - net	163	667	144
Interest expense	525	672	667
Income (loss) from continuing operations before income taxes	2,196	(2,246)	(126)
Provision for (benefit from) income taxes on continuing operations	392	160	(2)
Income (loss) from continuing operations, net of tax	1,804	(2,406)	(124)
Income (loss) from discontinued operations, net of tax	4,711	(517)	724
Net income (loss)	6,515	(2,923)	600
Net income attributable to noncontrolling interests	48	28	102
Net income (loss) available for DuPont common stockholders	$6,467	$(2,951)	$498

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$3.24	$(3.31)	$(0.21)
Earnings (loss) per common share from discontinued operations - basic	8.68	(0.70)	0.87
Earnings (loss) earnings per common share - basic	$11.92	$(4.01)	$0.67
Earnings (loss) per common share from continuing operations - diluted	$3.23	$(3.31)	$(0.21)
Earnings (loss) per common share from discontinued operations - diluted	8.66	(0.70)	0.87
Earnings (loss) per common share - diluted	$11.89	$(4.01)	$0.67

Weighted-average common shares outstanding - basic	542.7	735.5	746.3
Weighted-average common shares outstanding - diluted	544.2	735.5	746.3
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2021	2020	2019
Net income (loss)	$6,515	$(2,923)	$600
Other comprehensive (loss) income, net of tax
Unrealized gains on investments	—	—	67
Cumulative translation adjustments	(755)	1,540	(464)
Pension and other post-employment benefit plans	425	(80)	(65)
Derivative instruments	56	—	(58)
Split-off of N&B	258	—	—
Total other comprehensive (loss) income	(16)	1,460	(520)
Comprehensive income (loss)	6,499	(1,463)	80
Comprehensive income attributable to noncontrolling interests, net of tax	35	28	112
Comprehensive income (loss) attributable to DuPont	$6,464	$(1,491)	$(32)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$2,011	$2,544
Accounts and notes receivable - net	2,711	2,421
Inventories	2,862	2,393
Prepaid and other current assets	236	181
Assets held for sale	245	810
Assets of discontinued operations	—	20,659
Total current assets	8,065	29,008
Property
Property, plant and equipment	11,701	11,123
Less: Accumulated depreciation	4,735	4,256
Property, plant and equipment - net	6,966	6,867
Other Assets
Goodwill	19,578	18,702
Other intangible assets	8,442	8,072
Restricted cash and cash equivalents	53	6,206
Investments and noncurrent receivables	981	1,047
Deferred income tax assets	143	190
Deferred charges and other assets	1,479	812
Total other assets	30,676	35,029
Total Assets	$45,707	$70,904
Liabilities and Equity
Current Liabilities
Short-term borrowings and finance lease obligations	$150	$1
Accounts payable	2,612	2,222
Income taxes payable	278	169
Accrued and other current liabilities	1,197	1,084
Liabilities related to assets held for sale	25	140
Liabilities of discontinued operations	—	8,610
Total current liabilities	4,262	12,226
Long-Term Debt	10,632	15,611
Other Noncurrent Liabilities
Deferred income tax liabilities	1,974	2,053
Pension and other post-employment benefits - noncurrent	852	1,110
Other noncurrent obligations	937	834
Total other noncurrent liabilities	3,763	3,997
Total Liabilities	18,657	31,834
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2021: 511,792,785 shares; 2020: 734,204,054 shares)	5	7
Additional paid-in capital	49,574	50,039
Accumulated deficit	(23,187)	(11,586)
Accumulated other comprehensive income	41	44
Total DuPont stockholders' equity	26,433	38,504
Noncontrolling interests	617	566
Total equity	27,050	39,070
Total Liabilities and Equity	$45,707	$70,904
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2021	2020	2019
Operating Activities
Net income (loss)	$6,515	$(2,923)	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,458	3,094	3,195
Credit for deferred income tax and other tax related items	(323)	(692)	(768)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	9	(87)	909
Net periodic pension benefit (credit) cost	(1)	37	(55)
Pension contributions	(85)	(98)	(697)
Net gain on sales and split-offs of assets, businesses and investments	(5,092)	(642)	(149)
Restructuring and asset related charges - net	57	849	588
Goodwill impairment charges	—	3,214	1,175
Inventory step-up amortization	12	—	253
Other net loss	181	175	338
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(255)	308	(2,227)
Inventories	(537)	570	387
Accounts payable	317	177	(1,049)
Other assets and liabilities, net	25	113	(1,091)
Cash provided by operating activities	2,281	4,095	1,409
Investing Activities
Capital expenditures	(891)	(1,194)	(2,472)
Proceeds from sales of property, businesses, and ownership interests in nonconsolidated affiliates, net of cash divested	797	1,033	299
Acquisitions of property and businesses, net of cash acquired	(2,346)	(70)	(180)
Purchases of investments	(2,001)	(1)	(197)
Proceeds from sales and maturities of investments	2,001	1	242
Other investing activities, net	39	29	(5)
Cash used for investing activities	(2,401)	(202)	(2,313)
Financing Activities
Changes in short-term borrowings	150	(1,829)	2,735
Proceeds from issuance of long-term debt	—	8,275	4,005
Proceeds from issuance of long-term debt transferred to IFF at split-off	1,250	—	—
Payments on long-term debt	(5,000)	(2,031)	(6,900)
Purchases of common stock	(2,143)	(232)	(2,329)
Proceeds from issuance of Company stock	115	57	85
Employee taxes paid for share-based payment arrangements	(26)	(15)	(84)
Distributions to noncontrolling interests	(41)	(50)	(27)
Dividends paid to stockholders	(630)	(882)	(1,611)
Cash held by Dow and Corteva at the respective DWDP Distributions	—	—	(7,315)
Debt extinguishment costs	—	—	(104)
Cash transferred to IFF and working capital adjustments	(153)	—	—
Other financing activities, net	(29)	(55)	(5)
Cash (used for) provided by financing activities	(6,507)	3,238	(11,550)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(72)	67	9
(Decrease) increase in cash, cash equivalents and restricted cash	(6,699)	7,198	(12,445)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	8,767	1,569	8,583
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8	8	5,439
Cash, cash equivalents and restricted cash at beginning of period	8,775	1,577	14,022
Cash, cash equivalents and restricted cash from continuing operations, end of period	2,076	8,767	1,569
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	8	8
Cash, cash equivalents and restricted cash at end of period	$2,076	$8,775	$1,577
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$498	$647	$969
Income taxes	$561	$495	$722
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Unearned ESOP	Treasury Stock	Non-controlling Interests	Total Equity
2019
Balance at January 1, 2019	$8	$81,976	$30,257	$(12,394)	$(134)	$(5,421)	$1,608	$95,900
Adoption of accounting standards	—	—	(111)	—	—	—	—	(111)
Net income	—	—	498	—	—	—	102	600
Other comprehensive (loss) income	—	—	—	(520)	—	—	10	(510)
Dividends ($2.16 per common share)	—	(446)	(1,165)	—	—	—	—	(1,611)
Common stock issued/sold	—	85	—	—	—	—	—	85
Stock-based compensation and allocation of ESOP shares	—	194	(1)	—	29	—	—	222
Distributions to non-controlling interests	—	—	—	—	—	—	(27)	(27)
Purchases of treasury stock	—	—	—	—	—	(2,329)	—	(2,329)
Retirement of treasury stock	—	—	(7,750)	—	—	7,750	—	—
Spin-off of Dow and Corteva	—	(31,010)	(30,123)	11,498	105	—	(1,124)	(50,654)
Other	(1)	(3)	(5)	—	—	—	—	(9)
Balance at December 31, 2019	$7	$50,796	$(8,400)	$(1,416)	$—	$—	$569	$41,556
2020
Adoption of accounting standards	—	—	(3)	—	—	—	—	(3)
Net (loss) income	—	—	(2,951)	—	—	—	28	(2,923)
Other comprehensive income	—	—	—	1,460	—	—	—	1,460
Dividends ($1.20 per common share)	—	(882)	—	—	—	—	—	(882)
Common stock issued/sold	—	57	—	—	—	—	—	57
Stock-based compensation	—	98	—	—	—	—	—	98
Distributions to non-controlling interests	—	—	—	—	—	—	(50)	(50)
Purchases of treasury stock	—	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	—	232	—	—
Other	—	(30)	—	—	—	—	19	(11)
Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$—	$566	$39,070
2021
Net income	—	—	6,467	—	—	—	48	6,515
Other comprehensive loss	—	—	—	(3)	—	—	(13)	(16)
Dividends ($1.20 per common share)	—	(630)	—	—	—	—	—	(630)
Common stock issued/sold	—	115	—	—	—	—	—	115
Stock-based compensation	—	49	—	—	—	—	—	49
Contributions from non-controlling interests	—	—	—	—	—	—	84	84
Distributions to non-controlling interests	—	—	—	—	—	—	(41)	(41)
Purchases of treasury stock	—	—	—	—	—	(2,143)	—	(2,143)
Retirement of treasury stock	—	—	(2,143)	—	—	2,143	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	—	(27)	(15,955)
Other	—	1	1	—	—	—	—	2
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$—	$617	$27,050
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

The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which a controlling interest is maintained. The Consolidated Financial Statements also include the accounts of joint ventures that are variable interest entities ("VIEs") in which the Company is the primary beneficiary due to the Company's power to direct the VIEs significant activities. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method.

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2021 and 2020, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

Historic Transactions
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

On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) and the consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). See Note 4 for more information.

The financial position and the results of operations of DuPont present the historical financial results of N&B as discontinued operations for all periods presented and present Dow and Corteva as discontinued operations in 2019. The cash flows and comprehensive income related to Dow, Corteva and N&B have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, in 2019 for Dow and Corteva and in all periods presented for N&B. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of Dow, Corteva and N&B.

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

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represents trust assets and cash held in escrow. These funds are restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash is classified as a current or non-current asset based on the timing and nature of when or how the cash is expected to be used. See Note 7 for further information.

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

In periods of abnormally low production, certain fixed costs normally absorbed into inventory are recorded directly to cost of sales in the period incurred.

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

Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. When testing indefinite-lived intangible assets for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than carrying value. If the Company chooses not to complete a qualitative assessment for indefinite-lived intangible assets or if the initial assessment indicates that it is more likely than not that the carrying value of indefinite-lived intangible assets exceeds the fair value, additional quantitative testing is required. Impairment exists when carrying value exceeds fair value. The Company's fair value methodology is primarily based on discounted cash flow techniques.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 1 to 23 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

Impairment and Disposals of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered for impairment when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. The Company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Depreciation is recognized over the remaining useful life of the assets.

Acquisitions
In accordance with ASC 805, Business Combinations, acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired and liabilities assumed as of the acquisition date fair value, where applicable. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred.

Leases
The Company adopted the ASC 842, Leases, in the first quarter of 2019 which resulted in a cumulative effect adjustment to opening accumulated deficit of $111 million at January 1, 2019. The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment - net" and the corresponding lease liabilities are included in "Short-term borrowings and finance lease obligations" and "Long-term debt" on the Consolidated Balance Sheets.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. See Note 17 for additional information regarding the Company's leases.

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

For derivative instruments designated as net investment hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and recorded in AOCL. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

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

Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Revenue from Contracts with Customers (Topic 606), the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for additional information on revenue recognition.

Cost of Sales
Cost of sales primarily includes the cost of manufacture and delivery, ingredients or raw materials, direct salaries, wages and benefits and overhead, non-capitalizable costs associated with capital projects and other operational expenses. No amortization of intangibles is included within costs of sales.

Research and Development
Research and development costs are expensed as incurred. Research and development expense includes costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, and enhancement of existing products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include selling and marketing expenses, commissions, functional costs, and business management expenses.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees associated with the preparation and execution of activities related to strategic initiatives.

Litigation
Accruals for legal matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period incurred.

Restructuring and Asset Related Charges
Charges for restructuring programs generally include targeted actions involving employee severance and related benefit costs, contract termination charges, and asset related charges, which include impairments or accelerated depreciation/amortization of long-lived assets associated with such actions. Employee severance and related benefit costs are provided to employees under the Company’s ongoing benefit arrangements. These charges are accrued during the period when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated. Contract termination charges primarily reflect costs to terminate a contract before the end of its term or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset related charges reflect impairments to long-lived assets and indefinite-lived intangible assets no longer deemed recoverable and depreciation/amortization of long-lived assets, which is accelerated over their remaining economic lives.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at December 31, 2021
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Historically, the Company has recognized contract assets and contract liabilities at the acquisition date based on fair value estimates in accordance with ASC 805, Business Combinations. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements in connection with any business combinations.

NOTE 3 - ACQUISITIONS
Intended Rogers Corporation Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close by the end of the second quarter of 2022, pending receipt of regulatory approvals and satisfaction of customary closing conditions. When complete, the acquisition of Rogers is expected to broaden the Company’s presence in the electronic materials market. Rogers is complementary to and aligned strategically with the Company’s existing Electronics & Industrial business. The completion of the acquisition is subject to regulatory approvals and other customary closing conditions.

Laird Performance Materials Acquisition
On July 1, 2021, DuPont completed the acquisition (the "Laird PM Acquisition") of 100% of the ownership interest of Laird Performance Materials (“Laird PM”) from Advent International for aggregate, adjusted cash consideration of approximately $2,404 million. The cash consideration paid included a net upward adjustment of approximately $100 million for acquired cash and net working capital, amongst other items. Laird PM is a leader in high-performance electromagnetic shielding and thermal management solutions. Laird PM is being integrated into the Interconnect Solutions business within the Electronics & Industrial segment, in order to enhance the Company's position in advanced electronics applications. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The table below presents the provisional fair values allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Laird PM are substantially complete. However, the Company continues to refine the preliminary valuation of income tax related amounts which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Laird PM Assets Acquired and Liabilities Assumed on July 1, 2021
(in millions)
Fair Value of Assets Acquired
Cash and cash equivalents	$92
Accounts and notes receivable	99
Inventories	50
Property, plant, and equipment	104
Other current assets	10
Goodwill	1,213
Other intangible assets	1,160
Deferred income tax assets	3
Deferred charges and other assets	26
Total Assets	$2,757
Fair Value of Liabilities Assumed
Accounts payable	$75
Income taxes payable	10
Accrued and other current liabilities	46
Deferred income tax liabilities	184
Pension & other post-employment benefits - noncurrent	10
Other noncurrent obligations	28
Total Liabilities	$353
Net Assets (Consideration for Laird PM)	$2,404

The significant fair value adjustments included in the provisional allocation of purchase price are discussed below.

Property, plant and equipment
Property, plant and equipment is comprised of machinery and equipment of $67 million, buildings and building improvements of $18 million, leasehold improvements of $10 million, construction in progress of $5 million and land and land improvements of $4 million. The estimated fair value was primarily determined using a market approach for land and certain types of equipment, and a replacement cost approach for the remaining depreciable property, plant and equipment. The market approach for certain types of equipment represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable assets. The replacement cost approach used for all other depreciable property, plant and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Goodwill
The excess of the consideration for Laird PM over the net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $1,213 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is attributable to Laird PM’s assembled workforce and expected cost synergies to be obtained through procurement efficiencies and the optimization of the combined the Electronics & Industrial segment and Laird PM businesses’ global activities across sales, manufacturing, research & development, and administrative functions.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $840 million, developed technology of $290 million and trademark/tradename of $30 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 14 years, 8 years, and 3 years, respectively.

The customer-related intangible asset's fair value was determined using the excess earnings method while the developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method. Both the excess earnings method and the relief from royalty method use a discounted cash flows valuation method, which is a form of the income approach. Under the excess earnings method, the estimated cash flows attributable to the customer-related intangible asset are adjusted to exclude the future cash flows that can be attributable to supporting assets, such as trademark/tradenames or fixed assets. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company's estimates of discounted market participant future cash flows include but are not limited to assumptions related to customer attrition rate, the discount rate, the royalty rates, the economic life, the EBITDA margin, the contributory asset charge, and the projected revenue for the customer-related intangible assets. Under the relief from royalty method, a royalty rate based on observed market royalties is applied to projected revenue supporting the developed technology and trademark/tradename and discounted to present value, using an appropriate discount rate that requires judgment by management. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company's estimates of discounted market participant future cash flows included assumptions related to the discount rate, the projected revenue, the royalty rate, the obsolescence rate, and the economic life for the developed technology, and the discount rate, the projected revenue, the royalty rate, and the economic life for the trademark/tradename. The customer-related intangible asset, developed technology, and trademark/tradename are being amortized on a straight line basis based on the pattern of economic benefits the Company expects to realize.

Total net sales included in the Consolidated Statements of Income for the year ended December 31, 2021 are $263 million. The Company evaluated the disclosure requirements under ASC 805 and determined Laird PM was not considered a material business combination for purposes of disclosing the earnings of Laird PM since the date of acquisition or supplemental pro forma information.

NOTE 4 - DIVESTITURES
Mobility & Materials Segment Intended Divestiture
On November 2, 2021 the Company announced that it has initiated a divestiture process related to a substantial portion of the Mobility & Materials segment, which predominantly includes the Engineering Polymers and Performance Resins lines of business (the “In-Scope M&M Businesses”). The outcome of which, including the entry into a definitive agreement, is subject to the approval of the DuPont Board of Directors. The scope of the intended divestiture excludes certain product lines including Auto Adhesives and MultibaseTM. The divestiture of the In-Scope M&M Businesses may include a full or partial separation of the businesses from the Company. The Mobility & Materials segment will remain in its current management and reporting structure while these strategic alternatives are considered.

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

The results of operations of N&B are presented as discontinued operations as summarized below:

In millions	2021	2020	2019
Net sales	$507	$6,059	$6,076
Cost of sales	354	4,014	4,030
Research and development expenses	21	235	266
Selling, general and administrative expenses	47	534	606
Amortization of intangibles	38	1,423	349
Restructuring and asset related charges - net	1	4	162
Goodwill impairment charges	—	—	933
Integration and separation costs	172	417	85
Equity in earnings of nonconsolidated affiliates	—	4	(1)
Sundry income (expense) - net	8	8	9
Interest expense	13	95	1
Loss from discontinued operations before income taxes	(131)	(651)	(348)
(Benefit from) provision for income taxes on discontinued operations	(21)	(183)	142
Loss from discontinued operations, net of tax	(110)	(468)	(490)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—	1
Non-taxable gain on split-off	4,920	—	—
Income (loss) from discontinued operations attributable to DuPont stockholders, net of tax	$4,810	$(468)	$(491)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

In millions	2021	2020	2019
Depreciation and amortization	$63	$1,721	$664
Capital expenditures	$27	$234	$359

The carrying amount of major classes of assets and liabilities that were included in discontinued operations at December 31, 2020 related to N&B consist of the following:

In millions	2020
Assets
Accounts and notes receivable - net	$1,130
Inventories	1,333
Other current assets	65
Investments and noncurrent receivables	36
Property, plant and equipment - net	3,118
Goodwill	11,542
Other intangible assets - net	3,072
Deferred income tax assets	44
Deferred charges and other assets	319
Total assets of discontinued operations	$20,659
Liabilities
Short-term borrowings and finance lease obligations	$4
Accounts payable	742
Income taxes payable	36
Accrued and other current liabilities	301
Long-term debt	6,195
Deferred income tax liabilities	852
Pension and other post employment benefits - noncurrent	238
Other noncurrent liabilities	242
Total liabilities of discontinued operations	$8,610

In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment"). The special cash payment was partially funded by an offering of $6.25 billion of senior unsecured notes (the “N&B Notes Offering”). The net proceeds of approximately $6.2 billion from the N&B Notes Offering were deposited into an escrow account and at December 31, 2020 are reflected as restricted cash in the Company’s Consolidated Balance Sheets. In order to fund the remainder of the Special Cash Payment, on February 1, 2021, N&B borrowed $1.25 billion under a senior unsecured term loan agreement (the "N&B Term Loan"). The obligations and liabilities associated with the N&B Notes Offering and N&B Term Loan were separated from the Company on February 1, 2021 upon consummation of the N&B Transaction. The obligations and liabilities of $6.2 billion associated with the N&B Notes Offering are classified as "Liabilities of discontinued operations" at December 31, 2020 in the Company's Consolidated Balance Sheets.

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

In connection with the closing of the N&B Transaction, and effective February 1, 2021, the Company entered into the following agreements:

•DuPont, N&B and IFF entered into a Tax Matters Agreement (the “N&B Tax Matters Agreement”), which governs the parties’ rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, the preservation of the expected tax-free status of the transactions contemplated by the N&B Separation and Distribution Agreement, and other matters regarding taxes; and

•DuPont, N&B and certain of their subsidiaries entered into an Intellectual Property Cross-License Agreement (the “N&B IP Cross-License Agreement”). The IP Cross-License Agreement sets forth the terms and conditions under which the applicable parties may use in their respective businesses certain know-how (including trade secrets), copyrights, design rights, software, and patents, allocated to another party pursuant to the N&B Separation and Distribution Agreement, and pursuant to which N&B may use certain standards retained by DuPont. All licenses under the IP Cross-License Agreement are non-exclusive, worldwide, and royalty-free.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax of $76 million for the year ended December 31, 2021 related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EID and a settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General. For additional information on these matters, refer to Note 16. The Company also recorded a loss from discontinued operations, net of tax of $23 million for the year ended December 31, 2021, a portion of which is related to certain charges associated with the amended and restated Tax Matters Agreement under the DWDP Distributions.

For the year ended December 31, 2020, the Company recorded a "Loss from discontinued operations, net of tax" in the Company's Consolidated Statements of Operations of $49 million. The loss primarily relates to litigation matters (refer to Note 16) partially offset by a gain related to the DWDP Tax Matters Agreement. For the year ended December 31, 2019, the Company recorded "Income from discontinued operations, net of tax" in the Company's Consolidated Statements of Operations of $86 million related to the adjustment of certain unrecognized tax benefits for positions taken on items from prior years from previously divested businesses and $80 million related to changes in accruals for certain prior year tax positions related to the divested crop protection business and research and development assets of EID.

Assets Held for Sale
In October 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products, for $240 million. The sale of the Biomaterials business unit is subject to customary closing conditions and is expected to close mid-year 2022. In January 2021, the Company entered into a definitive agreement to sell its Clean Technologies business, which closed on December 31, 2021. The results of operations of the Biomaterials and Clean Technologies businesses are reported in Corporate. The assets and liabilities associated with the Biomaterials business remain classified as held for sale at December 31, 2021.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials business unit as of December 31, 2021 and the Biomaterials and Clean Technologies business units as of December 31, 2020 (collectively, the “Corporate Held for Sale Disposal Group”):

In millions	December 31, 2021	December 31, 2020
Assets
Accounts and notes receivable - net	$27	$63
Inventories	48	75
Other current assets	—	35
Investments and noncurrent receivables	158	164
Property, plant and equipment - net	12	34
Goodwill	—	267
Other intangible assets	—	168
Deferred charges and other assets	—	4
Assets held for sale	$245	$810
Liabilities
Accounts payable	$21	$40
Income taxes payable	—	1
Accrued and other current liabilities	3	50
Deferred income tax liabilities	—	30
Pension and other post-employment benefits - noncurrent	—	1
Other noncurrent obligations	1	18
Liabilities related to assets held for sale	$25	$140
In connection with the held for sale classification, the Corporate Held for Sale Disposal Groups were measured at fair value less estimated cost to sell. As a result, the Company recorded a $25 million pre-tax goodwill impairment charge during the third quarter of 2020 which is reflected in “Goodwill impairment charges” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2020. See Note 6 for further information on the asset impairments recorded related to the Corporate Held for Sale Disposal Groups.

Sale of Clean Technologies
On December 31, 2021, the Company completed the sale of its Clean Technologies business unit, which is part of Corporate. Total consideration related to the sale of the business is approximately $510 million, with cash proceeds of about $500 million reflecting adjustments for customary closing costs as defined within the purchase agreement. For the year ended December 31, 2021, a pre-tax loss of $3 million ($39 million loss net of tax, primarily driven by nondeductible goodwill) on the disposition was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

Sale of Solamet®
On June 30, 2021, the Company completed the sale of its Solamet® business unit, which is part of Corporate. Total consideration received related to the sale of the business is approximately $190 million. For the year ended December 31, 2021, a pre-tax gain of $140 million ($105 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

Sale of TCS/HSC Disposal Group
In the third quarter of 2020, the Company completed the sale of its trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group,” and together with the TCS Business, the “TCS/HSC Disposal Group” and the sale of the TCS/HSC Disposal Group, the “TCS/HSC Disposal”) to the HSC Group, both of which were part of the businesses reflected in Corporate. In connection with the TCS/HSC Disposal, the Company received $550 million in cash at closing, subject to certain claw-back provisions. The Company also received approximately $58 million in the third quarter of 2021, which was recorded in "Cash and cash equivalents" in the Company's Consolidated Balance Sheets, and will receive an additional $117 million in equal installments over the course of the next two years associated with the settlement of an existing supply agreement dispute with the HSC Group. The TCS/HSC Disposal resulted in a net pre-tax benefit of $396 million ($236 million net of tax), including the settlement of the supply agreement dispute and after allocation of goodwill to the TCS Business. The net pre-tax benefit is recorded in “Sundry income (expense) – net” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

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

Sale of DuPont Sustainable Solutions
In the third quarter of 2019, the Company completed the sale of its Sustainable Solutions business unit, a part of the businesses reflected in Corporate, to Gyrus Capital. The sale resulted in a pre-tax gain of $28 million ($22 million net of tax). The gain was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

DWDP Distributions
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

In connection with the DWDP Distributions, Dow and Corteva indemnify the Company against, and DuPont indemnifies Dow and Corteva against certain litigation, environmental, income taxes, and other liabilities that arose prior to the DWDP Distributions, as applicable. The term of this indemnification is generally indefinite and includes defense costs and expenses, as well as monetary and non-monetary settlements and judgments. Refer to Note 16 for additional information regarding treatment of litigation and environmental related matters under the DWDP Separation and Distribution Agreement and the Letter Agreement.

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

On April 1, 2019, prior to the Dow Distribution, the Company contributed $2,024 million in cash to Dow.

The results of operations of the Materials Science Division are presented as discontinued operations as summarized below:

In millions	2019
Net sales	$10,867
Cost of sales	8,917
Research and development expenses	163
Selling, general and administrative expenses	329
Amortization of intangibles	116
Restructuring and asset related charges - net	157
Integration and separation costs	44
Equity in earnings of nonconsolidated affiliates	(13)
Sundry income (expense) - net	48
Interest expense	240
Income from discontinued operations before income taxes	936
Provision for income taxes on discontinued operations	207
Income from discontinued operations, net of tax	729
Income from discontinued operations attributable to noncontrolling interests, net of tax	37
Income from discontinued operations attributable to DuPont stockholders, net of tax	$692

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

The results of operations of the Agriculture Division are presented as discontinued operations as summarized below:

In millions	2019
Net sales	$7,144
Cost of sales	4,218
Research and development expenses	470
Selling, general and administrative expenses	1,294
Amortization of intangibles	176
Restructuring and asset related charges - net	117
Integration and separation costs	430
Equity in earnings of nonconsolidated affiliates	(4)
Sundry income (expense) - net	40
Interest expense	91
Income from discontinued operations before income taxes	384
Provision for income taxes on discontinued operations	62
Income from discontinued operations, net of tax	322
Income from discontinued operations attributable to noncontrolling interests, net of tax	35
Income from discontinued operations attributable to DuPont stockholders, net of tax	$287

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the Agriculture Division:

In millions	2019
Depreciation and amortization	$385
Capital expenditures	$383

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the year ended December 31, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives, including the acquisition of Laird PM, the planned divestiture of the In-Scope M&M Businesses, the Intended Rogers Acquisition, and the completed and planned divestitures of the held for sale businesses included within Corporate. For the years ended December 31, 2020 and December 31, 2019 these costs were primarily associated with the preparation and execution of activities related to the DWDP Merger, post-DWDP Merger integration, and the DWDP Distributions.

These costs are recorded within "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

In millions	2021	2020	2019
Acquisition, integration and separation costs	$133	$177	$1,257

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

On February 1, 2021, the Company realigned and renamed certain businesses as part of a 2021 Segment Realignment resulting in changes to its management and reporting structure (the “2021 Segment Realignment”). The reporting changes have been retrospectively reflected for all periods presented.

Net Trade Revenue by Segment and Business or Major Product Line	2021	2020	2019
In millions
Industrial Solutions	$1,890	$1,617	$1,646
Interconnect Solutions	1,617	1,280	1,187
Semiconductor Technologies	2,047	1,777	1,613
Electronics & Industrial	$5,554	$4,674	$4,446
Safety Solutions	$2,567	$2,291	$2,549
Shelter Solutions	1,615	1,426	1,535
Water Solutions	1,370	1,276	1,117
Water & Protection	$5,552	$4,993	$5,201
Advanced Solutions	$1,494	$1,184	$1,232
Engineering Polymers	2,272	1,853	2,320
Performance Resins	1,279	968	1,138
Mobility & Materials	$5,045	$4,005	$4,690
Corporate [1]	$502	$666	$1,099
Total	$16,653	$14,338	$15,436
1.Corporate net sales reflect activity of to be divested and previously divested businesses.

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

Revenue recognized for the years ended December 31, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period was $33 million and $31 million, respectively. The amount of contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	December 31, 2021	December 31, 2020
In millions
Accounts and notes receivable - trade [1]	$2,125	$1,911
Deferred revenue - current [2]	$25	$16
Deferred revenue - noncurrent [3]	$—	$21
1.Included in "Accounts and notes receivable - net" in the Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes asset impairments, were $55 million, $845 million and $152 million for the years ended December 31, 2021, 2020, and 2019, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. The total liability related to restructuring programs was $48 million at December 31, 2021 and $96 million at December 31, 2020, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the year ended December 31, 2021, DuPont recorded a pre-tax charge related to the 2021 Restructuring Actions in the amount of $46 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $26 million of severance and related benefit costs and $20 million of asset related charges. At December 31, 2021, total liabilities related to the 2021 Restructuring Actions were $25 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet.

The following table summarizes the charges incurred by segment related to the 2021 Restructuring Actions:

2021 Restructuring Actions Charges by Segment	2021
In millions
Electronics & Industrial	$5
Water & Protection	32
Mobility & Materials	2
Corporate	7
Total	$46

The Company expects actions related to this program to be substantially complete by the first half of 2022.

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program").

The following tables summarize the charges related to the 2020 Restructuring Program:

In millions	2021	2020
Severance and related benefit costs	$10	$118
Asset related charges	2	50
Total restructuring and asset related charges - net	$12	$168

2020 Restructuring Program Charges by Segment	2021	2020
In millions
Electronics & Industrial	$3	$10
Water & Protection	—	57
Mobility & Materials	4	18
Corporate	5	83
Total	$12	$168

The following table summarizes the activities related to the 2020 Restructuring Program:

2020 Restructuring Program	Severance and Related Benefit Costs	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2020	$62	$—	$62
Year-to-date restructuring charges	10	2	12
Charges against the reserve	—	(2)	(2)
Cash payments	(57)	—	(57)
Reserve balance at December 31, 2021	$15	$—	$15

At December 31, 2021, total liabilities related to the 2020 Restructuring Program were $15 million, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2020 Restructuring Program were substantially complete.

2019 Restructuring Program
During the second quarter of 2019 and in connection with the ongoing integration activities, DuPont approved restructuring actions to simplify and optimize certain organizational structures following the completion of the DWDP Distributions (the "2019 Restructuring Program").

The following tables summarize the charges incurred related to the 2019 Restructuring Program:

In millions	2021	2020	2019
Severance and related benefit costs	$1	$5	$92
Asset related charges	—	—	27
Total restructuring and asset related charges - net	$1	$5	$119

2019 Restructuring Program Charges (Credits) by Segment	2021	2020	2019
In millions
Electronics & Industrial	$—	$(3)	$47
Water & Protection	—	(14)	25
Mobility & Materials	—	(7)	19
Corporate	1	29	28
Total	$1	$5	$119

Total liabilities related to the 2019 Restructuring Program were $2 million at December 31, 2021 and $14 million at December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2019 Restructuring Program were substantially complete.

DowDuPont Cost Synergy Program
In September and November 2017, the Company approved post-merger restructuring actions under the DowDuPont Cost Synergy Program (the "Synergy Program"), which was designed to integrate and optimize the organization following the DWDP Merger and in preparation for the DWDP Distributions. The Company has recorded pretax restructuring charges attributable to the continuing operations of DuPont of $342 million inception-to-date, consisting of severance and related benefit costs of $136 million, asset related charges of $159 million and contract termination charges and other charges of $47 million.

Total liabilities related to the DowDuPont Cost Synergy Program were $6 million at December 31, 2021 and $20 million in December 31, 2020, respectively, and recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the Synergy Program were substantially complete.

Asset Impairments
In the third quarter of 2020, the TCS/HSC Disposal, as well as further softening conditions in the aerospace markets, gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform a recoverability assessment related to asset groups within its Photovoltaic and Advanced Materials (“PVAM”) business unit. The Company first performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-

lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using both an income approach and a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $318 million ($242 million net of tax) in the Mobility & Materials segment recorded within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment. See Note 14 for further discussion of goodwill impairment charges recorded during the third quarter of 2020 resulting from the above triggering events.

Additionally, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) in the third quarter of 2020 related to indefinite-lived intangible assets reflected in Corporate which were deemed no longer recoverable as a result of the Corporate Held for Sale Disposal Groups classification (refer to Note 4 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the Consolidated Statements of Operations for the year ended December 31, 2020.

In the second quarter of 2020, the Company recorded a pre-tax asset impairment charge of $21 million ($16 million net of tax) related to indefinite-lived intangible assets within the Mobility & Materials segment. This charge was recorded within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020. See Note 14 for further discussion.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures related to businesses held within Corporate gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its Biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $270 million ($206 million net of tax) recorded within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2021	2020	2019
Non-operating pension and other post-employment benefit costs	$52	$30	$72
Interest income	4	12	56
Net gain on divestiture and sales of other assets and investments [1,2,3]	171	632	144
Foreign exchange (losses) gains, net	(53)	(39)	(104)
Miscellaneous income (expenses) - net [4,5,6]	(11)	32	(24)
Sundry income (expense) - net	$163	$667	$144
1.The year ended December 31, 2021 primarily reflects income of $140 million related to the gain on sale of the Solamet® business unit and $28 million related to the gain on sale of assets within the Electronics & Industrial segment.
2.The year ended December 31, 2020 includes a net benefit of $396 million related to the TCS/HSC Disposal, including the settlement of a supply agreement dispute, within Corporate. It also includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Industrial segment and $30 million of income related to milestone achievement of a prior year sale of assets within the Electronics & Industrial segment. Refer to Note 4 for further information.
3.The year ended December 31, 2019 includes income of $92 million, related to a sale of assets within the Electronics & Industrial segment and as well as a gain of $28 million related to the sale of the Sustainable Solutions business unit within Corporate.
4.The year ended December 31, 2021 includes an impairment charge of approximately $15 million, recorded in the first quarter of 2021, related to an asset sale, whose book value was adjusted to fair value when it was classified as held for sale.
5.The year ended December 31, 2020 includes $17 million related to income from a tax indemnification.
6.The year ended December 31, 2019 includes a $48 million charge reflecting a reduction in gross proceeds from lower withholding taxes related to a prior year legal settlement and a $74 million charge related to tax indemnifications, primarily associated with an adjustment to a one-time transition tax liability required by the Tax Cuts and Jobs Act of 2017, which were recorded in accordance with the Amended and Restated DWDP Tax Matters Agreement. These charges were offset by various indemnification and lease income amounts. The year ended December 31, 2019 also includes $26 million related to licensing income within the Water & Protection segment.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At December 31, 2021, the Company had restricted cash of $53 million included within non-current "Restricted cash and cash equivalents" in the Consolidated Balance Sheets, the majority of which is attributable to the cost sharing arrangement. Additional information regarding the MOU and the escrow account can be found in Note 16.

At December 31, 2020, the Company had approximately $6.2 billion in net proceeds from the N&B Notes Offering recorded within non-current “Restricted cash and cash equivalents” in the Consolidated Balance Sheets. The restricted cash relates to net proceeds received from an offering of $6.25 billion of senior unsecured notes (the "N&B Notes Offering") associated with the N&B Transaction. On February 1, 2021 this amount was released from escrow as part of the N&B Transaction and is no longer restricted. The liability from the N&B Notes Offering was classified as "Liabilities of discontinued operations" in the Company's Consolidated Balance Sheets as of December 31, 2020. See Note 4 for further discussion of the Company's divestiture of the N&B business.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $1.2 billion at December 31, 2021 and $1.1 billion at December 31, 2020. Accrued payroll, which is a component of "Accrued and other current liabilities" was $498 million at December 31, 2021. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at December 31, 2021 and no component was more than five percent of total current liabilities at December 31, 2020.

NOTE 8 - INCOME TAXES
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

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	2021	2020	2019
(In millions)
Income (loss) from continuing operations before income taxes
Domestic	$(188)	$(2,536)	$(1,818)
Foreign	2,384	290	1,692
Income (loss) from continuing operations before income taxes	$2,196	$(2,246)	$(126)
Current tax expense
Federal	$149	$116	$22
State and local	26	9	7
Foreign	507	341	436
Total current tax expense	$682	$466	$465
Deferred tax (benefit) expense
Federal	$(131)	$(229)	$(499)
State and local	(84)	(51)	160
Foreign	(75)	(26)	(128)
Total deferred tax benefit	$(290)	$(306)	$(467)
Provision for (benefit from) income taxes on continuing operations	392	160	(2)
Net income (loss) from continuing operations	$1,804	$(2,406)	$(124)

Pre-tax income from continuing operations for the year ended December 31, 2021 includes non-deductible goodwill of $114 million in connection with the sale of the Clean Technologies business.

Pre-tax loss from continuing operations for the year ended December 31, 2020 includes non-deductible, non-cash goodwill impairment charges of $3,214 million impacting the businesses held in Corporate and the Mobility & Materials and Electronic & Industrials segments and a non-deductible goodwill allocation of $247 million in connection with the TCS/HSC Disposal. Of these amounts, $2,381 million related to the U.S and the remaining $1,080 million related to foreign operations. See Note 14 for additional information.

Pre-tax loss from continuing operations for the year ended December 31, 2019 includes a non-deductible $242 million non-cash goodwill impairment charge associated with Corporate, related to U.S. operations.

Reconciliation to U.S. Statutory Rate	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earning effect	(0.4)	0.3	4.8
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	(5.1)	2.1	15.0
U.S. tax effect of foreign earnings and dividends	3.4	(3.3)	(13.1)
Unrecognized tax benefits	0.4	(1.4)	(38.0)
Acquisitions, divestitures and ownership restructuring activities [1,2]	4.3	1.4	113.1
Exchange gains/losses [3]	(1.5)	—	(13.9)
Impact of Enactment of U.S. Tax Reform [4]	—	—	41.1
State and local income taxes	(1.9)	1.6	(119.6)
Change in valuation allowance	(0.2)	—	(25.9)
Goodwill impairments	—	(29.3)	(40.8)
Stock-based compensation	0.1	(0.4)	0.8
Other - net [5,6]	(2.2)	0.9	57.1
Effective tax rate	17.9%	(7.1)%	1.6%
1.See Note 4 for additional information.
2. Includes a net tax expense of $25 million, and net tax benefits of $148 million and $102 million related to internal entity restructuring for the years ended December 31, 2021, 2020, and 2019, respectively.
3. Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.
4. Includes a net tax benefit of $65 million related to the Company’s change in estimate with respect to a one time transition tax for the taxable year ended December 31, 2018 for TDCC.
5. Includes a net tax benefit of $41 million in the year ended December 31, 2019 related to certain unrecognized tax benefits for positions taken on items from prior years.
6. Includes a tax benefit of $50 million, $13 million, and $17 million related to the foreign derived intangible income deduction for the years ended December 31, 2021, 2020, and 2019 respectively.

Deferred Tax Balances at December 31,	2021	2020
(In millions)
Deferred tax assets:
Tax loss and credit carryforwards [1]	$987	$812
Lease Liability	110	97
Pension and postretirement benefit obligations	84	218
Unrealized exchange gains (losses), net	17	5
Other accruals and reserves	134	131
Other – net	218	156
Gross deferred tax assets	$1,550	$1,419
Valuation allowances [1]	(779)	(677)
Total deferred tax assets	$771	$742

Deferred tax liabilities:
Inventory	5	(14)
Investments	(291)	(254)
Operating lease asset	(110)	(97)
Property	(400)	(426)
Intangibles	(1,806)	(1,814)
Total deferred tax liabilities	$(2,602)	$(2,605)
Total net deferred tax liability	$(1,831)	$(1,863)
1.Primarily related to recorded tax benefits and the non-realizability of tax loss and carryforwards from operations in the United States, Luxembourg and Asia Pacific.

Included in the 2021 and 2020 deferred tax asset and liability amounts above is $676 million and $778 million, respectively, of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries own in aggregate 100% of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC are included in the Consolidated Financial Statements of the Company.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2021	2020
Operating loss carryforwards
Expire within 5 years	$96	$12
Expire after 5 years or indefinite expiration	694	660
Total operating loss carryforwards	$790	$672
Tax credit carryforwards
Expire within 5 years	$59	$3
Expire after 5 years or indefinite expiration	138	137
Total tax credit carryforwards	$197	$140
Total Operating Loss and Tax Credit Carryforwards	$987	$812

Total Gross Unrecognized Tax Benefits	2021	2020	2019
(In millions)
Total unrecognized tax benefits at January 1,	$432	$368	$1,062
Decreases related to positions taken on items from prior years	(18)	(1)	(149)
Increases related to positions taken on items from prior years	5	5	53
Increases related to positions taken in the current year	11	39	57
Settlement of uncertain tax positions with tax authorities	(1)	(3)	—
Exchange (gain) loss	(14)	24	(3)
Spin-offs of Dow and Corteva	—	—	(652)
Divestiture of N&B	$(64)	$—	$—
Total unrecognized tax benefits at December 31, [1]	$351	$432	$368
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$303	$314	$260
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$(4)	$5	$9
Total accrual for interest and penalties associated with unrecognized tax benefits	$13	$17	$12
1.Total unrecognized tax benefits includes $46 million, $56 million, and $48 million of benefits related to discontinued operations at December 31, 2021, 2020 and 2019.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2021	Earliest Open Year
Jurisdiction
Brazil	2017
Canada	2015
China	2011
Denmark	2015
Germany	2015
Japan	2013
The Netherlands	2017
Switzerland	2015
United States:
Federal income tax [1]	2012
State and local income tax	2011
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to EID pursuant to the DWDP Tax Matters Agreement.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,897 million at December 31, 2021. In addition to the U.S. federal tax imposed by The Act on all accumulated unrepatriated earnings through December 31, 2017, the Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings at December 31, 2021 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

Laird PM Acquisition
In connection with the integration of Laird PM, the Company completed certain internal restructurings that were determined to be tax free under the applicable sections of the Internal Revenue Code. If the aforementioned transactions were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax liability.

N&B Transaction
Certain internal distributions and reorganizations that occurred during 2021 and 2020 in preparation for the N&B Transaction and the external distribution in 2021 qualified as tax-free transactions under the applicable sections of the Internal Revenue Code. If the aforementioned transactions were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax liability. Under the N&B Tax Matters Agreement, the Company would generally be allocated such liability and not be indemnified, unless certain non qualifying actions are undertaken by N&B or IFF. To the extent that the Company is responsible for any such liability, there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

In-Scope M&M Divestiture Process
In anticipation of the intended divestiture of the In-Scope M&M Businesses, the Company completed various internal restructurings, some of which were determined to be taxable and some of which were determined to be tax-free for U.S. federal income tax purposes and local country tax purposes.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the years ended December 31, 2021, 2020 and 2019:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2021	2020	2019
Income (loss) from continuing operations, net of tax	$1,804	$(2,406)	$(124)
Net income from continuing operations attributable to noncontrolling interests	48	28	29
Net income from continuing operations attributable to participating securities [1]	—	—	1
Income (loss) from continuing operations attributable to common stockholders	$1,756	$(2,434)	$(154)
Income (loss) from discontinued operations, net of tax	4,711	(517)	724
Net income from discontinued operations attributable to noncontrolling interests	—	—	73
Income (loss) from discontinued operations attributable to common stockholders	4,711	(517)	651
Net income (loss) available to common stockholders	$6,467	$(2,951)	$497

Earnings Per Share Calculations - Basic Dollars per share	2021	2020	2019
Earnings (loss) from continuing operations attributable to common stockholders	$3.24	$(3.31)	$(0.21)
Earnings (loss) from discontinued operations, net of tax	8.68	(0.70)	0.87
Earnings (loss) available to common stockholders [2]	$11.92	$(4.01)	$0.67

Earnings Per Share Calculations - Diluted Dollars per share	2021	2020	2019
Earnings (loss) from continuing operations attributable to common stockholders	$3.23	$(3.31)	$(0.21)
Earnings (loss) from discontinued operations, net of tax	8.66	(0.70)	0.87
Earnings (loss) available to common stockholders [2]	$11.89	$(4.01)	$0.67

Share Count Information Shares in Millions	2021	2020	2019
Weighted-average common shares - basic	542.7	735.5	746.3
Plus dilutive effect of equity compensation plans	1.5	—	—
Weighted-average common shares - diluted	544.2	735.5	746.3
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [3]	2.8	5.7	3.3
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
3. These outstanding options to purchase shares of common stock, restricted stock units and performance based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2021	December 31, 2020
Accounts receivable – trade [1]	$2,062	$1,850
Notes receivable – trade	63	61
Other [2]	586	510
Total accounts and notes receivable - net	$2,711	$2,421
1.Accounts receivable – trade is net of allowances of $32 million at December 31, 2021 and $32 million at December 31, 2020. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

Accounts and notes receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

In millions	December 31, 2021	December 31, 2020
Finished goods [1]	$1,706	$1,447
Work in process [1]	533	454
Raw materials [1]	466	368
Supplies	157	124
Total inventories	$2,862	$2,393
1.The prior year amounts have been recast for a reclassification between inventory captions, consistent with current year presentation.

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2021	December 31, 2020
In millions
Land and land improvements	1	-	25	$608	$682
Buildings	1	-	50	2,199	2,031
Machinery, equipment, and other	1	-	25	7,757	7,182
Construction in progress				1,137	1,228
Total property, plant and equipment				$11,701	$11,123
Total accumulated depreciation				$4,735	$4,256
Total property, plant and equipment - net				$6,966	$6,867

In millions	2021	2020	2019
Depreciation expense	$670	$677	$701

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the Consolidated Balance Sheets.

The Company's net investment in and dividends received from nonconsolidated affiliates are shown in the following tables:

Investments in Nonconsolidated Affiliates at December 31,	2021	2020
In millions
Investments and other noncurrent receivables	$879	$889
Accrued and other current liabilities	(67)	(71)
Net investment in nonconsolidated affiliates	$812	$818

Dividends Received from Nonconsolidated Affiliates	2021	2020	2019
In millions
Dividends from nonconsolidated affiliates	$103	$95	$189

The Company had an ownership interest in 14 nonconsolidated affiliates, with ownership interest (direct and indirect) ranging from 49 percent to 50 percent at December 31, 2021.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the year ended December 31, 2021 and less than 3 percent and approximately 4 percent of total net sales for the years ended December 31, 2020 and 2019, respectively. Sales to nonconsolidated affiliates in 2020 and 2019 were primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group, prior to the TCS/Hemlock Disposal in the third quarter of 2020. Sales of this raw material to the HSC Group are reflected in Corporate. Purchases from nonconsolidated affiliates represented approximately 3 percent of “Cost of sales” for the year ended December 31, 2021 and less than 3 percent and approximately 2 percent for the years ended December 31, 2020 and 2019, respectively.

HSC Group
In the third quarter of 2020, the Company sold its equity interest in the HSC group. See Note 4 for further discussion. The Company's equity earnings from the HSC Group is shown in the table below:

Equity Earnings in the HSC Group	2020	2019
In millions
Equity in earnings	$108	$29

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020.

	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Balance at December 31, 2019	$9,403	$6,711	$4,795	$1,230	$22,139
Acquisitions	—	53	—	—	53
Divestitures [1]	(199)	—	—	(514)	(713)
Impairments [2]	(834)	—	(1,664)	(716)	(3,214)
Currency Translation Adjustment	88	195	144	—	427
Measurement Period Adjustment	—	10	—	—	10
Balance at December 31, 2020	$8,458	$6,969	$3,275	$—	$18,702
Acquisitions [3]	1,213	—	—	—	1,213
Currency Translation Adjustment	(88)	(168)	(89)	—	(345)
Other	—	—	8	—	8
Balance at December 31, 2021	$9,583	$6,801	$3,194	$—	$19,578
1.Includes $267 million of goodwill related to Corporate reclassified as held for sale in connection with the Corporate Held for Sale Disposal Groups. Refer to Note 4 for further information.
2.The $834 million impairment related to Electronics & Industrial and $1,664 million impairment related to Mobility & Materials were allocated to align with the new segment structure. The $716 million impairment related to Corporate relates to businesses divested in 2020 and 2021 or to be divested in 2022.
3.On July 1, 2021, DuPont completed the acquisition of Laird PM, which is included in the Electronics & Industrial segment. Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, EID’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment.

In the fourth quarter of 2021, the Company performed qualitative testing on all six of its reporting units that have goodwill and determined that it is not more likely than not that the fair values of the reporting units were less than their carrying values. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill.

During the first quarter of 2021, the 2021 Segment Realignment served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of February 1, 2021, prior to the realignment. As part of the 2021 Segment Realignment, the Company assessed and re-defined certain reporting units effective February 1, 2021, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted in the Electronics and Industrial and Mobility and Materials segments, and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions

In the third quarter of 2020, the TCS/HSC Disposal within Corporate, as well as further softening conditions in aerospace markets, served as triggering events requiring the Company to perform recoverability assessments related to asset groups within its PVAM business unit. These assessments resulted in the Company recording asset impairment charges related to certain long-lived assets whose carrying values were deemed not recoverable (refer to Note 6 for additional information). The Company then performed a series of impairment analyses related to goodwill associated with the PVAM business unit. The goodwill impairment analyses included an assessment of the preceding PVAM reporting unit as well as assessments of re-defined reporting units within the PVAM business unit resulting from the TCS/HSC Disposal along with recent progress in the sales processes for other business units aligned to Corporate, including reallocation of goodwill on a relative fair value basis. As a result of these analyses, the Company determined that the fair value of certain reporting units was below carrying value resulting in impairment charges of goodwill. In connection with the foregoing and as a result of the Corporate Held For Sale Disposal Groups classification (see Note 4 for additional information), the Company recorded aggregate, pre-tax, non-cash impairment charges of $183 million in the third quarter of 2020 impacting Corporate and reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations. As a result of the above impairment charges and previous impairment charges recorded impacting Corporate as discussed below, the carrying value of the reporting units within business units aligned to Corporate are indicative of fair value. As a result, future changes in fair value could impact the carrying value of these business units which have been and continue to be at risk for impairment charges in future periods.

The Company’s analyses above used a combination of the discounted cash flow models (a form of the income approach) utilizing Level 3 unobservable inputs and the market approach. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. The Company also uses the Guideline Public Company Method, a form of the market approach (utilizing Level 3 unobservable inputs), which is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. When applicable, third party purchase offers may be utilized to measure fair value. The Company applies a weighting to the market approach and income approach to determine the fair value. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

In the second quarter of 2020, continued near-term demand weakness in global automotive production resulting from the COVID-19 pandemic, along with revised views of recovery based on third party market information, served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Mobility & Materials and Industrial Solutions reporting units as of June 30, 2020. The carrying value of the Mobility & Materials and Industrial Solutions reporting units is comprised substantially of EID’s assets and liabilities which were measured at fair value in connection with the DWDP Merger, and thus inherently considered at risk for impairment. The Company performed quantitative testing on its Mobility & Materials and Industrial Solutions reporting units as of June 30, 2020, using a combination of the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs and the Guideline Public Company Method (a form of the market approach). Based on the analysis performed, during the second quarter of 2020, the Company concluded that the carrying amount of the reporting units exceeded the fair value resulting in a pre-tax, non-cash goodwill impairment charge of $2,498 million, reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the year ended December 31, 2020.

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

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures related to the businesses held in Corporate gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform impairment analyses related to goodwill as of March 31, 2020. As part of the analysis, the Company determined that the fair value of its PVAM reporting unit was below its carrying value resulting in an impairment charge to goodwill. Valuations of the PVAM reporting unit under a combination of the market approach and income approach reflected softening conditions in photovoltaics markets as compared to prior estimates. In connection with this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $533 million in the first quarter of 2020 impacting Corporate. This charge is reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the year ended December 31, 2020.

The Company's analysis used the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in this analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

In preparation for the Corteva Distribution, EID completed the separation of the assets and liabilities related to its specialty products businesses into separate legal entities (the “SP Legal Entities”) and on May 1, 2019, EID completed the Internal SP Distribution. The Internal SP Distribution served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by its EID existing reporting units as of May 1, 2019. Subsequent to the Corteva Distribution, on June 1, 2019, the Company realigned certain businesses resulting in changes to its management and reporting structure. As part of the Second Quarter Segment Realignment, the Company assessed and re-defined certain reporting units effective June 1, 2019, including reallocation of goodwill on a relative fair value basis as applicable to new reporting units identified. Goodwill impairment analyses were then performed for reporting units impacted by the Second Quarter Segment Realignment.

In the second quarter of 2019, in connection with the analysis described above, the Company recorded pre-tax, non-cash goodwill impairment charges of $242 million impacting Corporate which are reflected in "Goodwill impairment charges" in the Consolidated Statements of Operations for the year ended December 31, 2019.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology [1]	$3,074	$(1,346)	$1,728	$2,752	$(1,128)	$1,624
Trademarks/tradenames	1,125	(500)	625	1,095	(440)	655
Customer-related	7,748	(2,736)	5,012	7,075	(2,361)	4,714
Other	131	(83)	48	131	(81)	50
Total other intangible assets with finite lives	$12,078	$(4,665)	$7,413	$11,053	$(4,010)	$7,043
Intangible assets with indefinite lives:
Trademarks/tradenames	1,029	—	1,029	1,029	—	1,029
Total other intangible assets with indefinite lives	$1,029	$—	$1,029	$1,029	$—	$1,029
Total	$13,107	$(4,665)	$8,442	$12,082	$(4,010)	$8,072
1.The prior year amounts have been adjusted to reflect current year presentation.

As part of the 2021 Segment Realignment, the Company reallocated its intangible assets with indefinite lives to align with the new segment structure. This served as a triggering event requiring the Company to perform an impairment analysis related to intangible assets with indefinite lives carried by its existing Electronics & Imaging and Transportation & Industrial segments as of February 1, 2021, prior to the realignment. Subsequent to the realignment, the Company realigned intangible assets with indefinite lives, as applicable, to align the intangible assets with indefinite lives with the new segment structure. Impairment analyses were then performed for the intangible assets with indefinite lives carried by the Electronics & Industrial and Mobility & Materials segments. No impairments were identified as a result of the analyses described above.

In the third quarter of 2020, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) related to indefinite-lived intangible assets within Corporate which were deemed no longer recoverable as a result of an impairment test performed related to the Corporate Held For Sale Disposal Groups classification (see Note 4 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the Consolidated Statements of Operations for the year ended December 31, 2020.

In the first quarter and third quarter of 2020, the Company recorded non-cash impairment charges related to definite-lived intangible assets impacting Corporate reflected within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020. See Note 6 for further discussion.

In the second quarter of 2020, the Company performed quantitative testing on indefinite-lived intangible assets attributable to the Mobility & Materials segment, for which the Company determined that the fair value of certain tradenames had declined related to the factors described above. The Company performed an analysis of the fair value using the relief from royalty method (a form of the income approach) using Level 3 inputs within the fair value hierarchy. The key assumptions used in the calculation included projected revenue, royalty rates and discount rates. These key assumptions involve management judgment and estimates relating to future operating performance and economic conditions that may differ from actual cash flows. As a result of the testing, the Company recorded a pre-tax, non-cash indefinite-lived intangible asset impairment charge of $21 million ($16 million net of tax), which is reflected in "Restructuring and asset related charges - net," in the Consolidated Statements of Operations for the year ended December 31, 2020. The remaining net book value of the tradenames attributable to the Mobility & Materials segment at December 31, 2020 was approximately $289 million, which represents fair value.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	December 31, 2021	December 31, 2020
In millions
Electronics & Industrial	$3,429	$2,611
Water & Protection	2,686	2,920
Mobility & Materials	2,327	2,541
Total	$8,442	$8,072

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2022	$763
2023	$734
2024	$708
2025	$663
2026	$637

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarize the Company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings and finance lease obligations	December 31, 2021	December 31, 2020
In millions
Commercial paper [1]	$150	$—
Long-term debt due within one year	—	1
Total short-term borrowings and finance lease obligations	$150	$1
1.The weighted-average interest rate on commercial paper at December 31, 2021 was 0.34 percent.

Long-Term Debt	December 31, 2021		December 31, 2020
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2023 [2]	$2,800	3.89%	$4,800	3.18%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2027 and thereafter	6,050	5.13%	6,050	5.13%
Other facilities:
Term loan due 2022	—	—%	3,000	1.25%
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	70		90
Less: Long-term debt due within one year [3]	—		1
Total	$10,632		$15,611
1.Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2.The year ended December 31, 2020 includes $2 billion related to the May 2020 Notes.
3. The year ended December 31, 2020 includes finance lease obligations of $1 million due within one year.

Principal payments of long-term debt for the five succeeding fiscal years is as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2021	Total
In millions
2022	$1
2023	$2,800
2024	$—
2025	$1,850
2026	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $12,595 million and $18,336 million at December 31, 2021 and December 31, 2020, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2021
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	May 2019	$3,000	$2,977	May 2024	Floating Rate
364-day Revolving Credit Facility	April 2021	1,000	1,000	April 2022	Floating Rate
Total Committed and Available Credit Facilities		$4,000	$3,977

Intended Rogers Acquisition
On November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion (the "2021 Term Loan Facility"). The 2021 Term Loan Facility is intended to fund the Intended Rogers Acquisition. The debt covenants and default provisions in the 2021 Term Loan Facility are consistent with those of the Five-Year Revolver and the $1 billion Revolving Credit Facility.

N&B Transaction
As part of the N&B Transaction, the Company received a Special Cash Payment of approximately $7.3 billion. The Special Cash Payment was funded in part by the N&B Notes Offering, which was completed on September 16, 2020. See Note 4 for more information.

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

Term Loan and Revolving Credit Facilities
In May 2019, the Company fully drew the two term loan facilities it entered into in the fourth quarter of 2018 (the “Term Loan Facilities”) in the aggregate principal amount of $3 billion. In May 2019, the Company amended its $3 billion five-year revolving credit facility (the “Five-Year Revolver”) entered into in the fourth quarter of 2018 to become effective and available as of the amendment.

On February 1, 2021, the Company terminated its fully drawn $3 billion Term Loan Facilities. The termination triggered the repayment of the aggregate outstanding principal amount of $3 billion, plus accrued and unpaid interest through and including January 31, 2021. The Company funded the repayment with proceeds from the Special Cash Payment.

On April 15, 2021, the Company entered into an updated $1 billion 364-day revolving credit facility (the “2021 $1B Revolving Credit Facility") as the 1.0 billion 364-day revolving credit facility entered in April 2020 (the “2020 $1B Revolving Credit Facility") expired mid-April 2021. As of the effectiveness of the 2021 $1B Revolving Credit Facility, the 2020 $1B Revolving Credit Facility was terminated.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $786 million at December 31, 2021. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $158 million at December 31, 2021. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2021, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at December 31, 2021.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
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

As of December 31, 2021, the Company has recorded indemnification assets of $47 million within "Accounts and notes receivable - net" and $234 million within "Deferred charges and other assets" and indemnified liabilities of $153 million within "Accrued and other current liabilities" and $192 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. At December 31, 2020, the Company has recorded indemnified assets of $90 million within "Accounts and notes receivable - net" and $124 million within "Deferred charges and other assets" and indemnified liabilities of $157 million within "Accrued and other current liabilities" and $132 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

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

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. PFAS refers to per- or polyfluoroalkyl substances, which include perfluorooctanoic acids and its ammonium salts (“PFOA”).

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

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year beginning and including 2022. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. As of September 30, 2021, the initial escrow deposit was completed by all parties in accordance with the MOU. At December 31, 2021, DuPont's $50 million deposit and the accrued interest in the escrow account are reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	December 31, 2021	December 31, 2020	Balance Sheet Classification
Current indemnified liabilities	$37	$12	Accrued and other current liabilities
Long-term indemnified liabilities	$89	$46	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$126	$58
1.As of December 31, 2021, total indemnified liabilities accrued include $112 million related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").
2.Excludes liabilities of $27 million recognized by the Company as of December 31, 2020 related to the settlement of the Ohio MDL, discussed below.

In addition to the above, as of December 31, 2021, the Company retains a liability of $12.5 million related to the settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General, discussed below.

Future charges associated with the MOU would be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EID settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, had been filed or noticed and were pending in the Ohio MDL.

On January 21, 2021, EID and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount is $83 million in cash with each of the Company and EID contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EID or Chemours. In connection with the Settlement, in April 2021 the plaintiffs filed a motion to terminate the Ohio MDL. The case captioned “Abbott v. E. I. du Pont de Nemours and Company” is a personal injury action that is not included in the Settlement of the Ohio MDL. DuPont was not a named party in the Leach case or the Ohio MDL and is not a named party in the Abbott case.

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

Since May 2017, a number of state attorneys general have filed lawsuits against DuPont, and others, claiming environmental contamination by certain PFAS compounds. Such actions are currently pending in New Hampshire, New Jersey, North Carolina, Ohio and Vermont. In the second quarter 2021, the Michigan action was transferred to the SC MDL, discussed below. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In July 2021, Chemours, Corteva (for itself and EID) and DuPont reached a resolution with the State of Delaware that avoids litigation and addresses potential Natural Resources Damages (“NRD”) from known historical and current releases by the companies in or affecting Delaware. The resolution releases potential state NRD claims arising from the environmental impacts of various chemicals, including PFAS, across all current and historical locations. Consistent with the MOU, Chemours will bear 50 percent or $25 million of the $50 million settlement and Corteva and DuPont will each bear $12.5 million. The Company paid its portion of the settlement in January 2022. The settlement also calls for a potential Supplemental Payment to Delaware up to a total of $25 million funded 50 percent by Chemours and 50 percent by Corteva and DuPont, jointly, under certain circumstances which are not deemed probable.

In April 2021, Chemours, Corteva and DuPont and certain of their respective Dutch entities, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions.

Beginning in April 2019, several dozen lawsuits involving water contamination arising from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EID, Chemours, 3M and other AFFF manufacturers and in different parts of the country. Most were consolidated in multi-district litigation docket in federal district court in South Carolina (the “SC MDL”). Those actions largely seek remediation of the alleged PFAS contamination in and around military bases and airports as well as medical monitoring of affected residents. As of December 31, 2021, the SC MDL includes approximately 1,860 personal injury cases which assert claims on behalf of individual firefighters and others who allege that exposure to PFAS in firefighting foam caused them to develop cancer, including kidney and testicular cancer, or other injuries. Many of these cases also name DuPont as a defendant due to claims that the 2015 Separation of Chemours constituted a fraudulent conveyance. Three bellwether cases have been selected by the court, all of which are water district contamination cases. DuPont is seeking the dismissal of DowDuPont and DuPont from these actions. The Company has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

In addition the Company is a named party in various other legal matters that make claims related to PFAS, for which the costs of litigation and future liabilities, if any, are eligible PFAS costs under the MOU and Indemnification Losses under the Agreements. These matters include various lawsuits filed by local water districts and private water companies in New Jersey and California generally alleging contamination of water systems.

There are various other legal matters against Chemours and EID in which the Company is not a named party that make claims related to PFAS. The costs of litigation and future liabilities, if any, related to these matters are eligible PFAS costs under the MOU and Indemnification Losses under the Agreements. These matters include various lawsuits filed by local water districts, private water companies, and individuals in New York, New Jersey, Ohio, North Carolina, Georgia, Alabama and California generally alleging contamination of water systems.

While Management believes it has appropriately estimated the liability associated with eligible PFAS costs and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. These additional costs could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of December 31, 2021, the Company has liabilities of $20 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2021, the Company had accrued obligations of $205 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	December 31, 2021	December 31, 2020	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$43	$36	$100

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	46	44	66
MOU related obligations (discussed above) [3]	116	56	64
Total environmental related liabilities	$205	$136	$230
1.The environmental accrual as of December 31, 2021 represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued.
2.Pursuant to the DWDP Separation and Distribution Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations are included in the Indemnified Liabilities Related to the MOU presented above. In November 2021, Chemours received additional notices from the NC DEQ related to potential PFAS contamination of groundwater. The Company is unable to reasonably estimate the potential impact on its indemnification liability due to the inherent uncertainties given the early stage of the process.

Guarantees
Obligations for Equity Affiliates
The Company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates. At December 31, 2021 and December 31, 2020, the Company had directly guaranteed $170 million and $167 million, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the Company has recourse to assets held as collateral. At December 31, 2021, no collateral was held by the Company. The following table provides a summary of the final expiration year and maximum future payments:

Guarantees at December 31, 2021	Final Expiration Year	Maximum Future Payments
In millions
Obligations for non-consolidated affiliates [1]:
Bank borrowings	2022	170
Total guarantees		$170
1. Existing guarantees for non-consolidated affiliates' liquidity needs in normal operations.

NOTE 17 - LEASES
The Company has operating leases for real estate, an airplane, railcars, fleet, certain machinery and equipment, and information technology assets. The Company’s leases have remaining lease terms of approximately 1 year to 35 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheet. At December 31, 2021, the Company has future maximum payments for residual value guarantees in operating leases of $17 million with final expirations through 2026. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating leases for the years ended December 31, 2021, 2020, and 2019 were as follows:

In millions	2021	2020	2019
Operating lease cost	$116	$147	$139
Short-term lease cost	6	3	4
Variable lease cost	38	45	21
Less: Sublease income	48	22	22
Total lease cost	$112	$173	$142

Supplemental cash flow information related to leases was as follows:

In millions	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115	$145	$142
Gain on sale-leaseback transactions, net	$—	$—	$17

New operating lease assets and liabilities entered into during the year ended December 31, 2021 and 2020 were $162 million and $125 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets [1]	$468	$423
Current operating lease liabilities [2]	101	117
Noncurrent operating lease liabilities [3]	374	308
Total operating lease liabilities	$475	$425
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

Lease Term and Discount Rate for Operating Leases	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	8.66	5.83
Weighted average discount rate	2.02%	2.26%
Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2021	Operating Leases
In millions
2022	$110
2023	90
2024	74
2025	52
2026	37
2027 and thereafter	164
Total lease payments	$527
Less: Interest	52
Present value of lease liabilities	$475

The Company has leases in which it is the lessor, with the largest being a result of the N&B transaction. In connection with the N&B Transaction, DuPont entered into leasing arrangements with IFF, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories to IFF. These leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

As disclosed above, total lease revenue was $48 million for which the net profits recognized from these leases were approximately $8 million, both recorded in "Selling, general, and administrative expenses" and "Research and development expenses" for the year-ended December 31, 2021. Contractual lease revenue for 2022 through 2026 are materially consistent with that of 2021.

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of December 31, 2021, the Company had repurchased and retired a total of 14.5 million shares for $1.1 billion under the 2021 Share Buyback Program.

In February 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023, (the “2022 Share Buyback Program”).

Common Stock
The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2021, 2020 and 2019:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at January 1, 2019	784,143	27,818
Issued	2,656	—
Repurchased	—	20,416
Retired [1]	(48,234)	(48,234)
Balance at December 31, 2019	738,565	—
Issued	1,719	—
Repurchased	—	6,080
Retired	(6,080)	(6,080)
Balance at December 31, 2020	734,204	—
Issued	2,584	—
Repurchased [2]	—	224,995
Retired [2]	(224,995)	(224,995)
Balance at December 31, 2021	511,793	—
1.Includes 37 million shares of common stock held in treasury that were retired in June 2019 which were returned to the status of authorized but unissued shares.
2.Includes 197 million shares of common stock that were exchanged and retired as part of the N&B Transaction.

Retained Earnings
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2021, 2020, and 2019 are summarized in the following table:

Dividends Declared and Paid	2021	2020	2019
In millions
Dividends declared to common stockholders [1]	$630	$882	$1,611
Dividends paid to common stockholders [1]	$630	$882	$1,611
1.The 2019 dividends declared and paid include dividends declared and paid to DowDuPont common stockholders prior to the DWDP Distributions.

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $912 million at December 31, 2021 and $950 million at December 31, 2020.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2021, 2020, and 2019:

Accumulated Other Comprehensive Loss	Unrealized Gains (Losses) on Investments	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2019
Balance at January 1, 2019	$(51)	$(3,785)	$(8,476)	$(82)	$(12,394)
Other comprehensive income (loss) before reclassifications	68	(446)	(206)	(43)	(627)
Amounts reclassified from accumulated other comprehensive income	(1)	(18)	141	(15)	107
Net other comprehensive income (loss)	$67	(464)	(65)	(58)	$(520)
Spin-offs of Dow and Corteva	$(16)	3,179	8,196	139	$11,498
Balance at December 31, 2019	$—	$(1,070)	$(345)	$(1)	$(1,416)
2020
Other comprehensive income (loss) before reclassifications	—	1,540	(102)	—	1,438
Amounts reclassified from accumulated other comprehensive income	—	—	22	—	22
Net other comprehensive income (loss)	$—	$1,540	$(80)	$—	$1,460
Balance at December 31, 2020	$—	$470	$(425)	$(1)	$44
2021
Other comprehensive (loss) income before reclassifications	—	(742)	422	56	(264)
Amounts reclassified from accumulated other comprehensive income	—	—	3	—	3
Split-off of N&B reclassification adjustment	—	184	73	1	258
Net other comprehensive (loss) income	$—	$(558)	$498	$57	$(3)
Balance at December 31, 2021	$—	$(88)	$73	$56	$41

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019 were as follows:

Tax Benefit (Expense)	2021	2020	2019
In millions
Unrealized gains (losses) on investments	$—	$—	$(18)
Cumulative translation adjustments	—	—	(1)
Pension and other post-employment benefit plans	(122)	37	31
Derivative instruments	(18)	—	16
Tax expense from income taxes related to other comprehensive income (loss) items	$(140)	$37	$28

A summary of the reclassifications out of AOCL for the years ended December 31, 2021, 2020, and 2019 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2021	2020	2019	Income Classification
In millions
Unrealized gains on investments	$—	$—	$(1)	See (1) below
Unrealized (gains) losses on investments, after tax	$—	$—	$(1)
Cumulative translation adjustments	$184	$—	$(18)	See (1) below
Pension and other post-employment benefit plans	$111	$19	$174	See (1) below
Tax (benefit) expense	(35)	3	(33)	See (1) below
Pension and other post-employment benefit plans, after tax	$76	$22	$141
Derivative Instruments	$1	$—	$(18)	See (1) below
Tax expense	—	—	3	See (1) below
Derivative Instruments, after tax	$1	$—	$(15)
Total reclassifications for the period, after tax	$261	$22	$107
1. The activity for the year ended December 31, 2021 is classified almost entirely within "Income (loss) from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within and "Sundry income (expense) - net" as part of continuing operations. The activity for the years ended December 31, 2020 and 2019 is classified within the "Income (loss) from discontinued operations, net of tax", "Sundry income (expense) - net", "Net sales", "Cost of sales", and "Provision for income taxes on continuing operations" lines.

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
In connection with the DWDP Distributions, the TDCC U.S. qualified defined benefit plan and the EID U.S. principal qualified defined benefit plan were separated from the Company to Dow and Corteva, respectively. The defined benefit pension plans that were related to TDCC that were not separated with Dow or Corteva were not merged with any EID plans. The Company retained a portion of pension liabilities relating to foreign benefit plans for both EID and TDCC. The Company retained select OPEB liabilities relating to foreign EID benefit plans but did not retain any TDCC OPEB plans. The Company also retained an immaterial portion of the non-qualified US pension liabilities and other post-employment benefit plans relating to EID US benefit plans. The significant defined benefit pension and OPEB plans of TDCC and EID are summarized below. Unless otherwise noted, all values within this footnote are inclusive of balances and activity associated with discontinued operations.

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

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2021, the Company contributed $88 million to its benefit plans. DuPont expects to contribute approximately $90 million to its benefit plans in 2022.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2021	2020	2021	2020	2019 [1]
Discount rate	1.32%	0.84%	0.87%	1.21%	3.80%
Interest crediting rate for applicable benefits	1.25%	1.25%	1.25%	1.25%	3.72%
Rate of compensation increase	3.15%	3.09%	3.15%	3.11%	3.42%
Expected return on plan assets [2]	N/A	N/A	2.73%	2.98%	6.46%
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

Other Post-employment Benefit Plans
The Company retained U.S. and foreign other post-employment benefit obligations with the Canadian plan and the U.S. long-term disabilities plan being the two largest and accounting for the majority of the Company's total other post-employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant. The total other post-employment benefits projected benefit obligation was $37 million as of December 31, 2021 and $40 million as of December 31, 2020.

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

Service cost and interest cost for all other plans are determined on the basis of the discount rates derived in determining those plan obligations. The discount rates utilized to measure the majority of pension and other postretirement obligations are based on the Aon AA corporate bond yield curves applicable to each country at the measurement date. DuPont utilizes the mortality tables and generational mortality improvement scales, where available, developed in each of the respective countries in which the Company holds plans.

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	2021	2020
In millions
Change in projected benefit obligations:
Benefit obligations at beginning of year	$5,335	$4,806
Service cost	53	72
Interest cost	42	58
Plan participants' contributions	9	11
Actuarial changes in assumptions and experience	(411)	316
Benefits paid	(243)	(271)
Plan amendments	(8)	—
Acquisitions/divestitures/other [1]	(342)	—
Effect of foreign exchange rates	(149)	347
Termination benefits/curtailment cost/settlements	—	(4)
Benefit obligations at end of year	$4,286	$5,335
1. Primarily related to the N&B Transaction, partially offset by the Laird PM Acquisition.

Change in Plan Assets and Funded Status of All Plans	2021	2020
In millions
Change in plan assets:
Fair value of plan assets at beginning of year	$4,158	$3,757
Actual return on plan assets	222	309
Employer contributions	88	101
Plan participants' contributions	9	11
Benefits paid	(243)	(271)
Acquisitions/divestitures/other [1]	(116)	—
Effect of foreign exchange rates	(82)	251
Fair value of plan assets at end of year	$4,036	$4,158

Funded status:
Plans with plan assets	$438	$(341)
All other plans	(688)	(836)
Funded status at end of year	$(250)	$(1,177)
1. Primarily related to the N&B Transaction, partially offset by the Laird PM Acquisition.

The following tables summarize the amounts recognized in the consolidated balance sheets for all significant plans:

Amounts Recognized in the Consolidated Balance Sheets for All Significant Plans	December 31, 2021	December 31, 2020
In millions
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$653	$225
Assets of discontinued operations	—	5
Accrued and other current liabilities	(51)	(59)
Pension and other postretirement benefits - noncurrent	(852)	(1,110)
Liabilities of discontinued operations	—	(238)
Net amount recognized	$(250)	$(1,177)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net (gain) loss	$(60)	$603
Prior service credit	(40)	(47)
Pretax balance in accumulated other comprehensive loss at end of year	$(100)	$556

The increase in the Company's actuarial gains for the year ended December 31, 2021 was primarily due to the changes in weighted-average discount rates, which increased from 0.84 percent at December 31, 2020 to 1.32 percent at December 31, 2021 in addition to gains on assets in excess of what was expected.

The accumulated benefit obligation for all pension plans was $4.0 billion and $5.0 billion at December 31, 2021 and 2020, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2021	December 31, 2020
In millions
Accumulated benefit obligations	$1,007	$1,896
Fair value of plan assets	$216	$735

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2021	December 31, 2020
In millions
Projected benefit obligations	$1,187	$2,605
Fair value of plan assets	$322	$1,238

Net Periodic Benefit Costs for All Significant Plans for the Year Ended December 31,	2021	2020	2019
In millions
Net Periodic Benefit Costs:
Service cost [1]	$53	$72	$189
Interest cost [2]	42	58	683
Expected return on plan assets [3]	(105)	(110)	(988)
Amortization of prior service credit [4]	(5)	(5)	(9)
Amortization of unrecognized loss [5]	12	16	122
Curtailment/settlement/other [6]	3	9	—
Net periodic benefit costs (credits) - Total	$—	$40	$(3)
Less: Net periodic benefit costs (credits) - discontinued operations	1	13	15
Net periodic benefit costs - Continuing operations	$(1)	$27	$(18)
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss	$(528)	$117	$352
Prior service credit	(8)	—	(65)
Amortization of prior service credit	5	5	3
Amortization of unrecognized loss	(12)	(16)	(7)
Curtailment loss	—	(4)	(2)
Settlement loss	(3)	(9)	(2)
Effect of foreign exchange rates	(11)	21	(2)
Total recognized in other comprehensive (income) loss	$(557)	$114	$277
Noncontrolling interest	$—	$2	$—
Total recognized in net periodic benefit (credits) costs and other comprehensive (income) loss	$(558)	$139	$259
1.The service cost from continuing operations was $51 million, $56 million, and $54 million for the years ended December 31, 2021, 2020, and 2019, respectively, for significant plans.
2. The interest cost from continuing operations was $42 million, $54 million and $75 million for the years ended December 31, 2021, 2020, and 2019, respectively, for significant plans.
3. The expected return on plan assets from continuing operations was $104 million, $100 million and $140 million for the years ended December 31, 2021, 2020 and 2019, respectively, for significant plans.
4. The amortization of prior year service credits from continuing operations was $5 million , $4 million, and $3 million for the years ended December 31, 2021, 2020, and 2019, respectively, for significant plans.
5. The amortization of unrecognized gain/loss from continuing operations was losses of $12 million for the years ended December 31, 2021 and 2020, and gains of $4 million for the year ended December 31, 2019 for significant plans.
6. The curtailment and settlement loss from continuing operations was $3 million and $9 million for the years ended December 31, 2021 and 2020, respectively, and immaterial for the year ended December 31, 2019 for significant plans.

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2021
In millions
2022	$198
2023	192
2024	194
2025	198
2026	207
Years 2027-2031	1,054
Total	$2,043

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

DuPont
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as insurance contracts, pooled investment vehicles and private market securities. At December 31, 2021, plan assets totaled $4 billion.

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

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2021	DuPont
Asset Category
Equity securities	9%
Fixed income securities	17
Alternative investments	23
Hedge funds	28
Pooled investment vehicles	15
Other investments	8
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2021 and 2020:

Basis of Fair Value Measurements	December 31, 2021				December 31, 2020
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$175	$175	$—	$—	$97	$97	$—	$—
Equity securities:
U.S. equity securities	$119	$119	$—	$—	$336	$336	$—	$—
Non - U.S. equity securities	241	241	—	—	480	473	7	—
Total equity securities	$360	$360	$—	$—	$816	$809	$7	$—
Fixed income securities:
Debt - government-issued	$235	$—	$235	$—	$308	$20	$288	$—
Debt - corporate-issued	45	—	45	—	106	16	90	—
Debt - asset-backed	1	—	1	—	—	—	—	—
Total fixed income securities	$281	$—	$281	$—	$414	$36	$378	$—
Alternative investments:
Real estate	$75	—	—	75	$84	7	—	$77
Insurance contracts	855	—	30	825	788	—	30	758
Derivatives - asset position	—	—	—	—	4	—	4	—
Derivatives - liability position	—	—	—	—	(1)	—	(1)	—
Total alternative investments	$930	$—	$30	$900	$875	$7	$33	$835
Other Investments:
Pooled Investment Vehicles	$593	$593	$—	$—	$627	$627	$—	$—
Private market securities	—	—	—	—	—	—	—	—
Other investments	—	—	$—	$—	—	—	—	—
Total other investments	$593	$593	$—	$—	$627	$627	$—	$—
Subtotal	$2,339	$1,128	$311	$900	$2,829	$1,576	$418	$835
Investments measured at net asset value:
Debt - government-issued	$406				$273
Hedge funds	1,128				933
Private market securities	163				122
Total investments measured at net asset value	$1,697				$1,328
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$—				$3
Pension trust payables [2]	—				(2)
Total	$4,036				$4,158
1. Primarily receivables for investment securities sold.
2. Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2021 and 2020:

Fair Value Measurement of Level 3 Pension Plan Assets	Real Estate	Insurance Contracts	Total
In millions
Balance at Jan 1, 2020	$66	$304	$370
Actual return on assets:
Relating to assets sold during 2020	—	—	—
Relating to assets held at Dec 31, 2020	9	64	73
Purchases, sales and settlements, net	2	390	392
Balance at Dec 31, 2020	$77	$758	$835
Actual return on assets:
Relating to assets sold during 2021	—	—	—
Relating to assets held at Dec 31, 2021	(1)	(12)	(13)
Purchases, sales and settlements, net	2	(35)	(33)
Transfers into Level 3 [1]	—	141	141
Transfers out of Level 3 [2]	(3)	(27)	(30)
Balance at Dec 31, 2021	$75	$825	$900
1. Related to the Laird PM Acquisition.
2. Related to the N&B Transaction.

Defined Contribution Plans
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's contributions to the Plan were $71 million in 2021 and $78 million in 2020. Both periods are inclusive of N&B activity related to discontinued operations.

In addition, the Company made contributions to other defined contribution plans in 2021 in the amount of $35 million and $38 million in 2020. Both periods are inclusive of N&B activity related to discontinued operations.

NOTE 20 - STOCK-BASED COMPENSATION
Effective with the DWDP Merger, on August 31, 2017, DowDuPont assumed all TDCC and EID equity incentive compensation awards outstanding immediately prior to the DWDP Merger. The TDCC and EID stock-based compensation plans were assumed by DowDuPont and remained in place with the ability to grant and issue DowDuPont common stock until the DWDP Distributions.

Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants. Upon adoption of the DuPont OIP, the TDCC and EID plans were rolled into the DuPont OIP as separate subplans and no longer grant new awards. All previously granted equity awards under these subplans have the same terms and conditions that were applicable to the awards under the TDCC and EID plans immediately prior to the DWDP Distributions. Under the DuPont OIP, a maximum of 1 million shares of common stock are available for award as of December 31, 2021.

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP"), which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the EIP, a maximum of 18 million shares of common stock are available for award as of December 31, 2021. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

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

DuPont recognized share-based compensation expense in continuing operations of $76 million, $97 million, and $87 million during the years ended December 31, 2021, 2020 and 2019, respectively. The income tax benefits related to stock-based compensation arrangements were $15 million, $19 million, and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Total unrecognized pretax compensation cost in continuing operations related to nonvested stock option awards of $5 million at December 31, 2021, is expected to be recognized over a weighted-average period of 1.7 years. Total unrecognized pretax compensation cost in continuing operations related to RSUs and performance based stock units ("PSUs") of $74 million at December 31, 2021, is expected to be recognized over a weighted average period of 1.9 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2021 was $86 million. The weighted average grant-date fair value of RSUs and PSUs granted during 2021 was $74.04.

At the time of the N&B separation, outstanding, unvested share-based compensation awards that were denominated in DuPont common stock and held by N&B Employees were terminated and reissued as equity awards issued under the IFF stock plan.

DuPont 2020 Equity Incentive Plan
EIP Stock Options
The exercise price of shares subject to option is equal to the market price of the Company's stock on the date of grant. Stock option awards expire 10 years after the grant date. The plan allows retirement-eligible employees of the Company to retain any granted awards upon retirement provided the employee has rendered at least 12 months of service following the grant date.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

EIP Weighted-Average Assumptions	2021
Dividend yield	1.6%
Expected volatility	28.4%
Risk-free interest rate	0.9%
Expected life of stock options granted during period (years)	6.0

The Company determines the dividend yield by dividing the annualized dividend on DuPont's common stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to DuPont's historical experience, adjusted for expected exercise patterns of in-the-money options.

The following table summarizes stock option activity for 2021 under the EIP:

EIP Stock Options	2021
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	—	$—
Granted	239	$72.98
Exercised	(1)	$72.98
Forfeited/Expired	(11)	$72.98
Outstanding at December 31, 2021	227	$72.98	9.02	$1,770
Exercisable at December 31, 2021	5	$72.98	2.91	$42

Additional Information about EIP Stock Options
In millions, except per share amounts	2021
Weighted-average fair value per share of options granted	$16.92
Total compensation expense for stock options plans	$2
Related tax benefit	$—

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

EIP Restricted Stock Units and Performance Based Stock Units
The Company grants RSUs to certain employees that generally vest over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least 12 months of service following the grant date. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The Company grants PSUs to senior leadership under the DuPont EIP. Vesting for PSUs granted is based upon achieving certain return on invested capital ("ROIC") targets and certain adjusted corporate net income annual growth targets, weighted evenly between the metrics and modified by a relative total shareholder return ("TSR") percentile ranking goal as compared to the S&P 500. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs, subject to the TSR metric, is based upon the market price of the underlying common stock as of the grant date and estimated using a Monte Carlo simulation.

Nonvested awards of RSUs and PSUs are shown below:

EIP RSUs and PSUs	2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2021	—	$—
Granted	641	$73.97
Vested	(22)	$72.98
Forfeited	(27)	$73.97
Nonvested at December 31, 2021	592	$74.01

DuPont Omnibus Incentive Plan
The DuPont OIP has two subplans that have the same terms and conditions of the TDCC and EID plans immediately prior to the DWDP Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. All new awards will be granted by the OIP.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

OIP Weighted-Average Assumptions	2021	2020	2019
Dividend yield	1.6%	2.3%	1.8%
Expected volatility	28.3%	23.0%	21.1%
Risk-free interest rate	0.9%	1.2%	1.6%
Expected life of stock options granted during period (years)	6.0	6.0	6.1

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

The following table summarizes stock option activity for 2021 under the OIP:

OIP Stock Options	2021
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,272	$60.40
Granted	377	$73.00
Exercised	(56)	$53.50
Forfeited/Expired	(433)	$62.38
Outstanding at December 31, 2021	2,160	$62.39	7.86	$39,748
Exercisable at December 31, 2021	1,275	$63.56	7.43	$21,958

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2021	2020	2019
Weighted-average fair value per share of options granted	$16.83	$9.18	$11.85
Total compensation expense for stock options plans	$24	$16	$5
Related tax benefit	$5	$3	$1
1.No awards have vested under the OIP as of December 31, 2021.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

OIP Restricted Stock Units and Performance Based Stock Units
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

Nonvested awards of RSUs and PSUs are shown below.

OIP RSUs and PSUs	2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2021	1,899	$56.31
Granted	673	$74.25
Vested	(670)	$60.62
Forfeited	(402)	$58.08
Nonvested at December 31, 2021	1,500	$50.77

TDCC Stock Incentive Plan
In connection with the DWDP Merger, on August 31, 2017 all outstanding TDCC stock options under the TDCC 2012 Stock Incentive Plan (the "2012 Plan") were converted into stock options with respect to DowDuPont Common Stock.

TDCC Stock Options
TDCC granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of TDCC’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years. To measure the fair value of the awards on the date of grant, TDCC used the Black-Scholes option pricing model. No awards were granted by the Company out of the TDCC plan during 2021, 2020, and 2019.

The following table summarizes stock option activity for 2021:

TDCC Stock Options	2021
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	595	$59.45
Exercised	(143)	$50.81
Forfeited/Expired	(29)	$51.76
Outstanding at December 31, 2021	423	$62.91	3.57	$6,602
Exercisable at December 31, 2021	417	$63.05	3.61	$6,428

EID Equity Incentive Plan
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

EID used the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted for the year ended December 31, 2019 was $15.69. There were no options granted out of the EID EIP in 2021 and 2020. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

EID Weighted-Average Assumptions	2019
Dividend yield	1.6%
Expected volatility	19.8%
Risk-free interest rate	2.4%
Expected life of stock options granted during period (years)	6.1

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

The following table summarizes stock option activity for 2021 under EID's EIP:

EID Stock Options	2021
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	5,024	$69.71
Exercised	(1,160)	$56.12
Forfeited/Expired	(638)	$82.79
Outstanding at December 31, 2021	3,226	$72.01	5.53	$97,557
Exercisable at December 31, 2021	3,068	$71.94	5.22	$79,260

EID Restricted Stock Units
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

Nonvested awards of RSUs are shown below.

EID RSUs	2021
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at January 1, 2021	900	$71.44
Vested	(439)	$74.87
Forfeited	(140)	$79.92
Nonvested at December 31, 2021	321	$68.45
1. Weighted-average per share.

The weighted average grant-date fair value of stock units granted during 2019 was $70.69. There were no RSUs granted out of the EID EIP in 2021 and 2020.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2021 and December 31, 2020:

Fair Value of Financial Instruments	December 31, 2021				December 31, 2020
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$853	$—	$—	$853	$1,105	$—	$—	$1,105
Restricted cash equivalents [1]	$65	$—	$—	$65	$6,223	$—	$—	$6,223
Total cash and restricted cash equivalents	$918	$—	$—	$918	$7,328	$—	$—	$7,328
Long-term debt including debt due within one year	$(10,632)	$—	$(1,963)	$(12,595)	$(15,612)	$—	$(2,725)	$(18,337)
Derivatives relating to:
Net investment hedge [2]	—	74	—	74	—	—	—	—
Foreign currency [3,4]	—	5	(10)	(5)	—	4	(13)	(9)
Total derivatives	$—	$79	$(10)	$69	$—	$4	$(13)	$(9)
1.At December 31, 2021 there was $12 million of restricted cash classified as "Other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Consolidated Balance Sheets. At December 31, 2020 there was $17 million of restricted cash classified as "Other current assets" and $6.2 billion classified as "Restricted cash and cash equivalents" in the Consolidated Balance Sheets. See Note 7 for more information on restricted cash.
2.Classified as "Deferred charges and other assets" in the Consolidated Balance Sheets.
3.Classified as "Other current assets" and "Accrued and other current liabilities" in the Consolidated Balance Sheets.
4. Presented net of cash collateral where master netting arrangements allow.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2021	December 31, 2020
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(625)	$(304)
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the Consolidated Statements of Operations, was a loss of $40 million for the year ended December 31, 2021 ($1 million loss for the year ended December 31, 2020 and $62 million loss for the year ended December 31, 2019). The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2021	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$918
Derivatives relating to: [2]
Net investment hedge	74
Foreign currency contracts [3]	11
Total assets at fair value	$1,003
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$12,595
Derivatives relating to: [2]
Foreign currency contracts [3]	16
Total liabilities at fair value	$12,611
1.Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 21 for the classification of derivatives in the Consolidated Balance Sheets.
3. Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $6 million for both assets and liabilities as of December 31, 2021.
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
3. Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $9 million for both assets and liabilities as of December 31, 2020.
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

There were no transfers between Levels 1 and 2 during the year ended December 31, 2021 and December 31, 2020.

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

2020 Fair Value Measurements on a Nonrecurring Basis
During the third quarter of 2020, the Company recorded impairment charges related to indefinite-lived intangible assets and long-lived assets within Corporate and the Mobility & Materials segment. These impairment analyses were performed using Level 3 inputs within the fair value hierarchy. See Notes 4, 6, and 14 for further discussion.

During the second quarter of 2020, the Company recorded impairment charges related to indefinite-lived intangible assets within the Mobility & Materials segment. See Notes 6 and 14 for further discussion of these fair value measurements.

During the first quarter of 2020, the Company recorded impairment charges related to long-lived assets within Corporate. See Notes 6 for further discussion of these fair value measurements.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of three operating segments: Electronics & Industrial; Water & Protection; and Mobility & Materials. Corporate reflect activity of to be divested and previously divested businesses, as well as, the reconciliation between the totals for the reportable segments and the Company’s totals.

Major products by segment include: Electronics & Industrial (printing and packaging materials, photopolymers, electronic materials, specialty silicones and lubricants); Water & Protection (nonwovens, aramids, construction materials, water filtration and purification resins, elements and membranes); and Mobility & Materials (engineering resins, adhesives, metallization pastes, polyvinyl fluoromaterials, silicone encapsulants and adhesives, polyester films). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, adjusted for significant items. Reconciliations of these measures are provided on the following pages. Prior to April 1, 2019, the Company's measure of profit / loss for segment reporting purposes is pro forma Operating EBITDA as this is the manner in which the Company's CODM assessed performance and allocates resources. The Company defines pro forma Operating EBITDA as pro forma earnings (i.e. pro forma "Income (loss) from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB / charges, and foreign exchange gains/losses, excluding the impact of costs historically allocated to the materials science and agriculture businesses that did not meet the criteria to be recorded as discontinued operations and adjusted for significant items.

Pro forma adjustments were determined in accordance with Article 11 of Regulation S-X. Pro forma financial information is based on the Consolidated Financial Statements of DuPont, adjusted to give effect to the impact of certain items directly attributable to the DWDP Distributions, and the Term Loan Facilities, the 2018 Senior Notes and the Funding CP Issuance (together, the "DWDP Financings"), including the use of proceeds from such DWDP Financings (collectively the "DWDP Transactions"). The historical consolidated financial information has been adjusted to give effect to pro forma events that are (1) directly attributable to the DWDP Transactions, (2) factually supportable and (3) with respect to the statements of operations, expected to have a continuing impact on the results. Events that are not expected to have a continuing impact on the combined results are excluded from the pro forma adjustments. Those pro forma adjustments include the impact of various supply agreements entered into in connection with the Dow Distribution ("supply agreements") and are adjustments to "Cost of sales." The impact of these supply agreements is reflected in pro forma Operating EBITDA for the periods noted above as they are included in the measure of profit/loss reviewed by the CODM in order to show meaningful comparability among periods while assessing performance and making resource allocation decisions.

Effective February 1, 2021, in conjunction with the closing of the N&B Transaction, the Company completed the 2021 Segment Realignment resulting in a change to its management and reporting structure. The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region	2021	2020	2019
In millions
United States	$4,321	$3,960	$4,564
Canada	311	271	296
EMEA [1]	3,322	2,755	3,213
Asia Pacific [2]	8,097	6,838	6,733
Latin America	602	514	630
Total	$16,653	$14,338	$15,436
1.Europe, Middle East and Africa.
2. Net sales attributed to China/Hong Kong, for the years ended December 31, 2021, 2020, and 2019 were $3,962 million, $3,194 million, and $3,036 million, respectively.

Long-lived Assets by Geographic Region	December 31,
In millions	2021	2020	2019
United States	$3,948	$3,795	$4,148
Canada	73	72	68
EMEA [1]	1,673	1,770	1,628
Asia Pacific	1,224	1,184	1,207
Latin America	48	46	49
Total	$6,966	$6,867	$7,100
1.Europe, Middle East and Africa.

Segment Information	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
For the Year Ended December 31, 2021
Net sales	$5,554	$5,552	$5,045	$502	$16,653
Operating EBITDA [1]	1,758	1,385	1,082	(55)	4,170
Equity in earnings of nonconsolidated affiliates	41	36	9	8	94
Restructuring and asset related charges - net [2]	8	30	7	10	55
Depreciation and amortization	518	511	363	3	1,395
Assets of continuing operations	17,701	15,003	9,072	3,686	45,462
Investment in nonconsolidated affiliates	502	310	61	6	879
Capital expenditures	337	391	156	7	891
For the Year Ended December 31, 2020
Net sales	$4,674	$4,993	$4,005	$666	$14,338
Operating EBITDA [1]	1,468	1,313	588	70	3,439
Equity in earnings of nonconsolidated affiliates	34	26	19	108	187
Restructuring and asset related charges - net [2]	7	48	351	439	845
Depreciation and amortization [4]	449	502	370	52	1,373
Assets of continuing operations	15,065	15,142	9,204	10,024	49,435
Investment in nonconsolidated affiliates	505	315	67	2	889
Capital expenditures	345	328	152	8	833
For the Year Ended December 31, 2019
Net sales	$4,446	$5,201	$4,690	$1,099	$15,436
Pro forma operating EBITDA [1]	1,454	1,370	954	366	4,144
Equity in earnings (losses) of nonconsolidated affiliates [3]	24	27	4	258	313
Restructuring asset related charges - net [2]	47	32	15	58	152
Depreciation and amortization [4]	447	507	387	61	1,402
Assets of continuing operations	16,000	15,060	11,497	5,514	48,071
Investment in nonconsolidated affiliates	510	326	76	259	1,171
Capital expenditures	363	459	284	10	1,116
1.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA and pro forma Operating EBITDA, as applicable, is provided in the table on the following page.
2.See Note 6 for information regarding the Company's restructuring programs and asset related charges.
3.Represents equity in earnings (losses) of nonconsolidated affiliates included in pro forma Operating EBITDA, the Company's measure of profit/loss for segment reporting purposes, which excludes significant items. Accordingly, Corporate presented above excludes a net charge of $224 million related to a joint venture and the Mobility & Materials segment reflects a restructuring charge of $4 million which are presented in "Equity in earnings of nonconsolidated affiliates" in the Company's Consolidated Statement of Operations.
4.The prior year amounts for Electronics & Industrial and Mobility & Materials have been adjusted to reflect current year presentation.

Segment Information Reconciliation to Consolidated Financial Statements	Segment Totals	N&B Separation	Corteva Distribution	Dow Distribution	Other [1]	Total
In millions
For the Year Ended December 31, 2021
Capital expenditures	$891	$14	$—	$—	$(14)	$891
Depreciation and amortization	$1,395	$63	$—	$—	$—	$1,458
For the Year Ended December 31, 2020
Capital expenditures	$833	$213	$—	$—	$148	$1,194
Depreciation and amortization	$1,373	$1,721	$—	$—	$—	$3,094
For the Year Ended December 31, 2019
Capital expenditures	$1,116	$304	$252	$426	$374	$2,472
Depreciation and amortization	$1,402	$664	$385	$744	$—	$3,195
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

Total Asset Reconciliation at December 31,	2021	2020	2019
In millions
Assets of continuing operations	$45,462	$49,435	$48,071
Assets held for sale	245	810	—
Assets of discontinued operations	—	20,659	21,278
Total assets	$45,707	$70,904	$69,349

Reconciliation of "Income (Loss) from continuing operations, net of tax" to Operating EBITDA		2021	2020	2019
In millions
Income (Loss) from continuing operations, net of tax		$1,804	$(2,406)	$(124)
+	Provision for (Benefit from) income taxes on continuing operations	392	160	(2)
Income (Loss) from continuing operations before income taxes		$2,196	$(2,246)	$(126)
+	Pro forma adjustments [1]	—	—	128
+	Depreciation and amortization	1,395	1,373	1,402
-	Interest income [2]	4	12	56
+	Interest expense [3,4]	503	672	696
-	Non-operating pension/OPEB benefit [2]	52	30	72
-	Foreign exchange losses, net [2]	(53)	(39)	(104)
+	Costs historically allocated to the materials science and agriculture businesses [5]	—	—	256
-	Significant items [6]	(79)	(3,643)	(1,812)
Operating EBITDA		$4,170	$3,439	$4,144
1.For the year ended December 31, 2019, operating EBITDA is on a pro forma basis. The pro forma adjustment reflects the net pro forma impact of items directly attributable to the DWDP Transactions, as applicable.
2.Included in "Sundry income (expense) - net."
3.The year ended December 31, 2021 excludes significant items, refer to details below.
4.The year ended December 31, 2019 is presented on a pro forma basis giving effect to the DWDP Financings.
5.Costs previously allocated to the materials science and agriculture businesses that did not meet the definition of expenses related to discontinued operations in accordance with ASC 205.
6.The significant items for the years ended December 31, 2021 and 2020 are presented on an as reported basis. The significant items for the year ended December 31, 2019 is presented on a pro forma basis.

The significant items for the years ended December 31, 2021 and 2020 are presented on an as reported basis. The significant items for the year ended December 31, 2019 are presented on a pro forma basis. The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA and pro forma Operating EBITDA above:

Significant Items by Segment for the Year Ended December 31, 2021	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(133)	$(133)
Restructuring and asset related charges - net [2]	(8)	(30)	(7)	(10)	(55)
Merger-related inventory step-up amortization [3]	(12)	—	—	—	(12)
Gain on divestiture [4]	2	—	—	141	143
Intended Rogers Acquisition financing fees [5]	—	—	—	(22)	(22)
Total	$(18)	$(30)	$(7)	$(24)	$(79)
1. Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM, the planned divestiture of the In-Scope M&M Businesses, the Intended Rogers Acquisition, and the completed and planned divestitures of the held for sale businesses included within Corporate.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.
4. Reflected in "Sundry income (expense) - net." Refer to Note 4 for additional information.
5. Includes acquisition costs associated with the Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense".

Significant Items by Segment for the Year Ended December 31, 2020	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(177)	$(177)
Restructuring and asset related charges - net [2]	(7)	(48)	(12)	(117)	(184)
Goodwill impairment charges [3]	(834)	—	(1,664)	(716)	(3,214)
Asset impairment charges 3, [4]	—	—	(339)	(322)	(661)
Gain on divestiture [5]	197	—	—	396	593
Total	$(644)	$(48)	$(2,015)	$(936)	$(3,643)
1.Acquisition, integration and separation costs related to strategic initiatives including the divestiture of the held for sale businesses and post-DWDP Merger integration.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. See Note 14 for additional information.
4. See Note 6 for additional information.
5. Refer to Note 4 for additional information.

Significant Items by Segment for the Year Ended December 31, 2019 (Pro Forma)	Electronics & Industrial	Water & Protection	Mobility & Materials	Corporate	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$—	$(1,084)	$(1,084)
Restructuring and asset related charges - net [2]	(47)	(32)	(19)	(58)	(156)
Goodwill impairment charges [3]	—	—	—	(242)	(242)
Net charge related to a joint venture [4]	—	—	—	(208)	(208)
Income tax related items [5]	—	(48)	—	(74)	(122)
Total	$(47)	$(80)	$(19)	$(1,666)	$(1,812)
1.Acquisition, integration and separation costs related to the DWDP Merger, post-DWDP Merger integration, the DWDP Distributions and business separation activities.
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