Form 10-Q
period 2022-03-31
DuPont de Nemours, Inc.
filed 2022-05-06
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The registrant had 508,526,549 shares of common stock, $0.01 par value, outstanding at May 4, 2022.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2022

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

FORWARD-LOOKING STATEMENTS
This communication contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target," and similar expressions and variations or negatives of these words. Capitalized terms used in this section but not defined below have the meanings assigned in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the M&M Divestiture to Celanese, including (x) any failure to obtain necessary regulatory approvals, anticipated tax treatment or to satisfy any of the other conditions to the proposed transaction, (y) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could impact the value, timing or pursuit of the proposed transaction, and (z) risks and costs and pursuit and/or implementation, timing and impacts to business operations of the separation of business lines in scope for the M&M Divestiture to Celanese, (ii) the timing and outcome of the Delrin® Business Divestiture, including entry into definitive agreements, and the risks, costs and ability to realize benefits from the pursuit of the Delrin® Business Divestiture; (iii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures and other portfolio changes actions and impact of changes in relevant tax and other laws; (iv) indemnification of certain legacy liabilities; (v) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours; (vi) failure to timely close on anticipated terms (or at all), realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes including the Intended Rogers Acquisition and the M&M Divestitures; (vii) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs, related to operational and supply chain impacts or disruptions, which may result from, among other events, the COVID-19 pandemic and actions in response to it, and geo-political and weather related events; (viii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (ix) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (x) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2022	2021
Net sales	$3,274	$3,017
Cost of sales	2,110	1,861
Research and development expenses	143	139
Selling, general and administrative expenses	389	395
Amortization of intangibles	153	125
Restructuring and asset related charges - net	101	2
Acquisition, integration and separation costs	8	6
Equity in earnings of nonconsolidated affiliates	26	23
Sundry income (expense) - net	3	19
Interest expense	120	146
Income from continuing operations before income taxes	279	385
Provision for (benefit from) income taxes on continuing operations	47	(1)
Income from continuing operations, net of tax	232	386
Income from discontinued operations, net of tax	276	5,012
Net income	508	5,398
Net income attributable to noncontrolling interests	20	4
Net income available for DuPont common stockholders	$488	$5,394

Per common share data:
Earnings per common share from continuing operations - basic	$0.42	$0.64
Earnings per common share from discontinued operations - basic	0.54	8.28
Earnings per common share - basic	$0.95	$8.92
Earnings per common share from continuing operations - diluted	$0.42	$0.64
Earnings per common share from discontinued operations - diluted	0.53	8.26
Earnings per common share - diluted	$0.95	$8.90

Weighted-average common shares outstanding - basic	512.0	604.8
Weighted-average common shares outstanding - diluted	513.8	606.3
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2022	2021
Net income	$508	$5,398
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(272)	(484)
Pension and other post-employment benefit plans	(7)	12
Derivative instruments	11	—
Split-off of N&B	—	258
Total other comprehensive loss	(268)	(214)
Comprehensive income	240	5,184
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	13	(3)
Comprehensive income attributable to DuPont	$227	$5,187
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$1,672	$1,972
Accounts and notes receivable - net	2,327	2,159
Inventories	2,238	2,086
Prepaid and other current assets	189	177
Assets held for sale	242	245
Assets of discontinued operations	7,775	7,664
Total current assets	14,443	14,303
Property, plant and equipment - net of accumulated depreciation (March 31, 2022 - $4,215; December 31, 2021 - $4,142)	5,668	5,753
Other Assets
Goodwill	16,878	16,981
Other intangible assets	6,040	6,222
Restricted cash and cash equivalents	53	53
Investments and noncurrent receivables	821	919
Deferred income tax assets	127	116
Deferred charges and other assets	1,363	1,360
Total other assets	25,282	25,651
Total Assets	$45,393	$45,707
Liabilities and Equity
Current Liabilities
Short-term borrowings	$405	$150
Accounts payable	2,176	2,102
Income taxes payable	197	201
Accrued and other current liabilities	978	1,040
Liabilities related to assets held for sale	31	25
Liabilities of discontinued operations	1,335	1,413
Total current liabilities	5,122	4,931
Long-Term Debt	10,634	10,632
Other Noncurrent Liabilities
Deferred income tax liabilities	1,276	1,459
Pension and other post-employment benefits - noncurrent	733	762
Other noncurrent obligations	837	873
Total other noncurrent liabilities	2,846	3,094
Total Liabilities	18,602	18,657
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2022: 508,528,772 shares; 2021: 511,792,785 shares)	5	5
Additional paid-in capital	49,487	49,574
Accumulated deficit	(23,096)	(23,187)
Accumulated other comprehensive (loss) income	(220)	41
Total DuPont stockholders' equity	26,176	26,433
Noncontrolling interests	615	617
Total equity	26,791	27,050
Total Liabilities and Equity	$45,393	$45,707
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2022	2021
Operating Activities
Net income	$508	$5,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	391
Credit for deferred income tax and other tax related items	(252)	(105)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	18	(20)
Net periodic benefit (credit) cost	(1)	2
Periodic benefit plan contributions	(20)	(28)
Net loss (gain) on sales and split-offs of assets, businesses and investments	3	(4,982)
Restructuring and asset related charges - net	101	4
Other net loss	24	53
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(254)	(228)
Inventories	(277)	(174)
Accounts payable	304	92
Other assets and liabilities, net	(287)	(25)
Cash provided by operating activities	209	378
Investing Activities
Capital expenditures	(251)	(283)
Proceeds from sales of property and businesses, net of cash divested	15	31
Acquisitions of property and businesses, net of cash acquired	5	(11)
Purchases of investments	—	(2,001)
Other investing activities, net	2	4
Cash used for investing activities	(229)	(2,260)
Financing Activities
Changes in short-term borrowings	254	—
Proceeds from issuance of long-term debt transferred to IFF at split-off	—	1,250
Payments on long-term debt	—	(3,000)
Purchases of common stock	(375)	(500)
Proceeds from issuance of Company stock	83	90
Employee taxes paid for share-based payment arrangements	(22)	(15)
Distributions to noncontrolling interests	(18)	(19)
Dividends paid to stockholders	(169)	(161)
Cash transferred to IFF and subsequent adjustments	(11)	(100)
Other financing activities, net	—	(3)
Cash used for financing activities	(258)	(2,458)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(37)
(Decrease) in cash, cash equivalents and restricted cash	(303)	(4,377)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,037	8,733
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	39	42
Cash, cash equivalents and restricted cash at beginning of period	2,076	8,775
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,734	4,364
Cash, cash equivalents and restricted cash from discontinued operations, end of period	39	34
Cash, cash equivalents and restricted cash at end of period	$1,773	$4,398
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2022 and 2021

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	5,394	—	—	4	5,398
Other comprehensive income	—	—	—	(207)	—	(7)	(214)
Dividends ($0.30 per common share)	—	(161)	—	—	—	—	(161)
Common stock issued/sold	—	90	—	—	—	—	90
Stock-based compensation	—	(4)	—	—	—	—	(4)
Distributions to non-controlling interests	—	—	—	—	—	(19)	(19)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Balance at March 31, 2021	$5	$49,964	$(22,618)	$(163)	$—	$517	$27,705

Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	488	—	—	20	508
Other comprehensive loss	—	—	—	(261)	—	(7)	(268)
Dividends ($0.33 per common share)	—	(169)	—	—	—	—	(169)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	(1)	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(18)	(18)
Purchases of treasury stock	—	—	—	—	(375)	—	(375)
Retirement of treasury stock	—	—	(375)	—	375	—	—
Other	—	—	(22)	—	—	1	(21)
Balance at March 31, 2022	$5	$49,487	$(23,096)	$(220)	$—	$615	$26,791
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should also be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, collectively referred to as the "2021 Annual Report." The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") to divest a majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines, (the “M&M Divestiture”). The transaction is expected to close around the end of 2022, subject to customary closing conditions and regulatory approvals. In addition, on February 18, 2022, the Company announced it is advancing the process to divest its Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions. The Delrin® divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represents a strategic shift that will have a major impact on DuPont's operations and results. See Note 4 for more information.

The financial position of DuPont as of March 31, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the divestiture of Delrin® (the "M&M Businesses") as discontinued operations. The results of operations for the three months ended March 31, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income related to the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines previously within the historic Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the intended divestitures. The Retained Businesses are reported in Corporate & Other. The reporting changes have been retrospectively applied for all periods presented.

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

The results of operations of DuPont for the three months ended March 31, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the three months ended March 31, 2021. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2022
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Historically, the Company has recognized contract assets and contract liabilities at the acquisition date based on fair value estimates in accordance with ASC 805, Business Combinations. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its Consolidated Financial Statements in connection with any future anticipated business combinations.

NOTE 3 - ACQUISITIONS
Intended Rogers Corporation Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close late in the second quarter or early in the third quarter of 2022, pending receipt of regulatory approvals and satisfaction of customary closing conditions. When complete, the acquisition of Rogers is expected to broaden the Company’s presence in the electronic materials market. Rogers is complementary to and aligned strategically with the Company’s existing Electronics & Industrial business.

Laird Performance Materials Acquisition
On July 1, 2021, DuPont completed the acquisition (the "Laird PM Acquisition") of 100% of the ownership interest of Laird Performance Materials (“Laird PM”) from Advent International for aggregate, adjusted cash consideration of approximately $2,404 million. The cash consideration paid included a net upward adjustment of approximately $100 million for acquired cash and net working capital, amongst other items. Laird PM is reported within the Interconnect Solutions business of the Electronics & Industrial segment. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. There were no material updates to the purchase accounting and purchase price allocation for the three months ended March 31, 2022. For additional information regarding the acquisition of Laird PM, see Note 3, "Acquisitions," in the 2021 Annual Report.

NOTE 4 - DIVESTITURES
Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into the Transaction Agreement to divest a majority of its historic Mobility & Materials segment, specifically the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines, to Celanese (the “M&M Divestiture”) for $11.0 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement. Closing is expected around the end of 2022, subject to customary closing conditions and regulatory approvals. The Company also announced on February 18, 2022 that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® business together with the M&M Divestiture businesses, the "M&M Businesses”). As of March 31, 2022, the Company anticipates a closing date for the sale of Delrin® within a year.

The Company has determined that the M&M Businesses meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the M&M Businesses are presented as discontinued operations as summarized below:

	Three Months Ended March 31,
In millions	2022	2021
Net sales	$1,042	$959
Cost of sales	782	651
Research and development expenses	15	17
Selling, general and administrative expenses	51	61
Amortization of intangibles	28	42
Acquisition, integration and separation costs	96	—
Equity in earnings of nonconsolidated affiliates	(1)	3
Sundry income (expense) - net	—	(3)
Income from discontinued operations before income taxes	69	188
(Benefit from) Provision for income taxes on discontinued operations	(219)	33
Income from discontinued operations, net of tax	288	155
Net income from discontinued operations attributable to noncontrolling interests	2	6
Income from discontinued operations attributable to DuPont stockholders, net of tax	$286	$149

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the M&M Businesses:

	Three Months Ended March 31,
In millions	2022	2021
Depreciation and amortization	$45	$73
Capital expenditures [1]	$27	$16
1.Total capital expenditures are presented on a cash basis.

The following table summarizes the major classes of assets and liabilities of the M&M Businesses classified as held for sale presented as discontinued operations at March 31, 2022 and December 31, 2021:

In millions	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$39	$39
Accounts and notes receivable - net	632	552
Inventories	880	776
Other current assets	80	59
Property, plant and equipment - net	1,202	1,213
Goodwill	2,566	2,597
Other intangible assets	2,184	2,220
Investments and noncurrent receivables	56	62
Deferred income tax assets	24	27
Deferred charges and other assets	112	119
Total assets of discontinued operations	$7,775	$7,664
Liabilities
Accounts payable	$569	$510
Income taxes payable	21	77
Accrued and other current liabilities	117	157
Deferred income tax liabilities	484	515
Pension and other post employment benefits - noncurrent	90	90
Other noncurrent liabilities	54	64
Total liabilities of discontinued operations	$1,335	$1,413

M&M Divestiture to Celanese Transaction Agreement
In accordance with Transaction Agreement, consummation of the transaction is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (i) the absence of an injunction in certain agreed jurisdictions that would prohibit consummation of the Transaction and (ii) the expiration or termination of the required waiting, notice or review periods and approvals or clearances under the Hart-Scott-Rodino Act, as amended, and certain other approvals under non-U.S. regulatory laws, as applicable, including, without limitation, the European Union, China, Brazil, Mexico, South Korea and Turkey. The Transaction Agreement contains certain termination rights, including, among others, for each of DuPont and Celanese, if the Transaction is not consummated on or before February 17, 2023, subject to two extensions of three months each if all closing conditions have been satisfied other than those related to the receipt of regulatory approvals and those to be satisfied at closing.

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

The results of operations of N&B are presented as discontinued operations as summarized below:

Three Months Ended March 31, 2021
In millions
Net sales	$507
Cost of sales	352
Research and development expenses	21
Selling, general and administrative expenses	44
Amortization of intangibles	38
Restructuring and asset related charges - net	1
Acquisition, integration and separation costs	149
Sundry income (expense) - net	(2)
Interest expense	13
Loss from discontinued operations before income taxes	(113)
Benefit from income taxes on discontinued operations	(21)
Loss from discontinued operations, net of tax	(92)
Non-taxable gain on split-off	4,954
Income from discontinued operations attributable to DuPont stockholders, net of tax	$4,862

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

Three Months Ended March 31, 2021
In millions
Depreciation and amortization	$63
Capital expenditures	$27

In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment").

The Company recognized a non-taxable gain of approximately $4,954 million on the N&B Transaction. The gain is recorded in "Income from discontinued operations, net of tax" in the Company's interim Consolidated Statements of Operations for the three months ended March 31, 2021.

N&B Transaction Agreements
In connection with the N&B Transaction, effective December 15, 2019, the Company, as previously discussed, entered into the following agreements: N&B Separation and Distribution Agreement, N&B Merger Agreement, and N&B Employee Matters Agreement. In connection with the closing of the N&B Transaction, and effective February 1, 2021, the Company entered into the following agreements: N&B IP Cross-License Agreement and N&B Tax Matters Agreement.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. The Company recorded costs of $8 million and $6 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird PM and the Intended Rogers Acquisition. For the three months ended March 31, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives, which primarily includes the sale of the Solamet® business unit and the planned divestiture of the Biomaterials business unit. These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations. Costs associated with the M&M Divestitures of $96 million for the three months ended March 31, 2022 are reported within discontinued operations as noted above.

Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $276 million and $5,012 million for the three months ended March 31, 2022 and 2021, respectively.

Discontinued operations activity consists of the following:

Income from discontinued operations, net of tax	Three Months Ended March 31,
In millions	2022	2021
M&M Divestitures	$288	$155
N&B Transaction	—	4,862
Other [1]	(12)	(5)
Income from discontinued operations, net of tax	$276	$5,012
1.Primarily related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, E. I. du Pont de Nemours and Company ("EID") and the Company. For additional information on these matters, refer to Note 16.

Biomaterials
In October 2020, the Company entered into a definitive agreement to sell its Biomaterials business unit, which includes the Company's equity method investment in DuPont Tate & Lyle Bio Products, for $240 million. The sale of the Biomaterials business unit is subject to customary closing conditions and is expected to close mid-2022. The results of operations of the Biomaterials business unit are reported in Corporate & Other and the financial position is reflected as Held for Sale.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials business unit as of March 31, 2022 and as of December 31, 2021:

In millions	March 31, 2022	December 31, 2021
Assets
Accounts and notes receivable - net	$23	$27
Inventories	56	48
Investments and noncurrent receivables	151	158
Property, plant and equipment - net	12	12
Assets held for sale	$242	$245
Liabilities
Accounts payable	$28	$21
Accrued and other current liabilities	2	3
Other noncurrent obligations	1	1
Liabilities related to assets held for sale	$31	$25

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2022	2021
Industrial Solutions	$500	$458
Interconnect Solutions	460	330
Semiconductor Technologies	576	512
Electronics & Industrial	$1,536	$1,300
Safety Solutions	$654	$637
Shelter Solutions	422	360
Water Solutions	353	331
Water & Protection	$1,429	$1,328
Retained Businesses [1]	$266	$256
Other [2]	43	133
Corporate & Other	$309	$389
Total	$3,274	$3,017
1. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2. Net sales reflected in Other include activity of Biomaterials and previously divested businesses.

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2022	2021
U.S. & Canada	$1,049	$892
EMEA [1]	577	558
Asia Pacific	1,545	1,475
Latin America	103	92
Total	$3,274	$3,017
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

Revenue recognized in the first three months of 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	March 31, 2022	December 31, 2021
In millions
Accounts and notes receivable - trade [1]	$1,789	$1,643
Deferred revenue - current [2,3]	$34	$25
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Noncurrent deferred revenue balances in the current and comparative periods were not material.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which includes asset impairments, were $101 million for the three months ended March 31, 2022 and $2 million for the three months ended March 31, 2021. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $27 million at March 31, 2022 and $43 million at December 31, 2021, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near-term cost reductions (the "2021 Restructuring Actions"). The Company recorded pre-tax restructuring charges of $53 million inception-to-date, consisting of severance and related benefit costs of $31 million and asset related charges of $22 million.

Total liabilities related to the 2021 Restructuring Actions were $18 million at March 31, 2022 and $25 million at December 31, 2021, respectively, and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. The Company expects actions related to this program to be substantially complete by the first half of 2022.

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $159 million inception-to-date, consisting of severance and related benefit costs of $107 million and asset related charges of $52 million.

Total liabilities related to the 2020 Restructuring Program were $5 million at March 31, 2022 and $11 million at December 31, 2021, respectively, and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Actions related to the 2020 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures described in Note 4, a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Condensed Consolidated Balance Sheet. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Condensed Consolidated Balance Sheet. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and recorded an impairment charge of $94 million in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2022	2021
Non-operating pension and other post-employment benefit costs	$7	$6
Interest income	1	4
Net (loss) gain on divestiture and sales of other assets and investments [1]	(1)	27
Foreign exchange losses, net	(5)	(6)
Miscellaneous income (expenses) - net [2]	1	(12)
Sundry income (expense) - net	$3	$19
1. The three months ended March 31, 2021 reflects income of $24 million related to the gain on sale of assets within the Electronics & Industrial segment.
2. The three months ended March 31, 2021 includes an impairment charge of approximately $15 million related to an asset sale, whose book value was adjusted to fair value when it was classified as held for sale.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, as defined in Note 16, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At March 31, 2022, the Company had restricted cash of $53 million included within non-current “Restricted cash and cash equivalents” in the Condensed Consolidated Balance Sheets, the majority of which is attributable to the MOU cost sharing arrangement. Additional information regarding the MOU and the escrow account can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $978 million at March 31, 2022 and $1,040 million at December 31, 2021. Accrued payroll, which is a component of "Accrued and other current liabilities," was $291 million at March 31, 2022 and $436 million at December 31, 2021. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at March 31, 2022 and at December 31, 2021.

NOTE 8 - INCOME TAXES
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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2022 was 16.8 percent, compared with an effective tax rate of (0.3) percent for the first quarter of 2021. The effective tax rate differential for the first quarter of 2022 was principally the result of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million. The effective tax rate for the first quarter of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

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

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net deferred tax benefit of $239 million in connection with certain anticipated internal stock restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities which are expected to remain with DuPont. The aforementioned net deferred tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2022 and 2021:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2022	2021
Income from continuing operations, net of tax	$232	$386
Net income (loss) from continuing operations attributable to noncontrolling interests	18	(2)
Income from continuing operations attributable to common stockholders	$214	$388
Income from discontinued operations, net of tax	276	5,012
Net income from discontinued operations attributable to noncontrolling interests	2	6
Income from discontinued operations attributable to common stockholders	274	5,006
Net income attributable to common stockholders	$488	$5,394

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.42	$0.64
Earnings from discontinued operations, net of tax	0.54	8.28
Earnings attributable to common stockholders [1]	$0.95	$8.92

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.42	$0.64
Earnings from discontinued operations, net of tax	0.53	8.26
Earnings attributable to common stockholders [1]	$0.95	$8.90

Share Count Information	Three Months Ended March 31,
Shares in millions	2022	2021
Weighted-average common shares - basic	512.0	604.8
Plus dilutive effect of equity compensation plans	1.8	1.5
Weighted-average common shares - diluted	513.8	606.3
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	2.0	2.2
1.Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.
2.These outstanding options to purchase shares of common stock, restricted stock units, and performance-based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	March 31, 2022	December 31, 2021
Accounts receivable – trade [1]	$1,764	$1,612
Notes receivable – trade	25	31
Other [2]	538	516
Total accounts and notes receivable - net	$2,327	$2,159
1.Accounts receivable – trade is net of allowances of $34 million at March 31, 2022 and $28 million at December 31, 2021. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, and general sales tax and other taxes. No individual group represents more than ten percent of total receivables.

NOTE 11 - INVENTORIES

In millions	March 31, 2022	December 31, 2021
Finished goods	$1,290	$1,201
Work in process	475	446
Raw materials	360	323
Supplies	113	116
Total inventories	$2,238	$2,086

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			March 31, 2022	December 31, 2021
In millions
Land and land improvements	1	-	25	$429	$440
Buildings	1	-	50	1,950	1,954
Machinery, equipment, and other	1	-	25	6,538	6,467
Construction in progress				966	1,034
Total property, plant and equipment				$9,883	$9,895
Total accumulated depreciation				$4,215	$4,142
Total property, plant and equipment - net				$5,668	$5,753

	Three Months Ended March 31,
In millions	2022	2021
Depreciation expense	$144	$130

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at March 31, 2022 and December 31, 2021 is $719 million and $817 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company maintained an ownership interest in eight nonconsolidated affiliates at March 31, 2022.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three months ended March 31, 2022 and 2021, respectively. Purchases from nonconsolidated affiliates represented less than 4 percent of “Cost of sales” for the three months ended March 31, 2022 and approximately 4 percent for the three months ended March 31, 2021.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2022 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2021	$9,583	$6,801	$597	$16,981
Currency Translation Adjustment	(38)	(62)	(3)	(103)
Balance at March 31, 2022	$9,545	$6,739	$594	$16,878

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

During the first quarter of 2022, in conjunction with the announcement of the M&M Divestitures, the Company realigned the Retained Businesses previously within the historic Mobility & Materials segment to a new operating segment within Corporate & Other (the "2022 Realignment"). The announcement of the M&M Divestitures and 2022 Realignment served as triggering events requiring the Company to perform impairment analyses related to goodwill carried by certain reporting units as of March 1, 2022. Goodwill impairment analyses were performed for reporting units impacted in the historic Mobility & Materials segment prior to the realignment, and no impairments were identified. As part of the 2022 Realignment, the Company assessed and re-defined certain reporting units effective March 1, 2022, including a reallocation of goodwill on a relative fair value basis, as applicable, to the newly identified reporting units and M&M Divestitures disposal groups. Goodwill impairment analyses were performed for the new reporting units reported within Corporate & Other impacted by the 2022 Realignment and no impairments were identified. The fair value of each reporting unit and M&M Divestitures disposal groups tested was estimated using a combination of a discounted cash flow model and/or market approach. The Company's assumptions in estimating fair value include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions.

During the first quarter of 2021, in conjunction with the closing of the N&B Transaction, the Company changed its management and reporting structure (the “2021 Segment Realignment”), which served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of February 1, 2021, prior to the realignment. As part of the 2021 Segment Realignment, the Company assessed and re-defined certain reporting units effective February 1, 2021, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company's assumptions in estimating fair value include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions.

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,366	$(1,161)	$1,205	$2,374	$(1,124)	$1,250
Trademarks/tradenames	1,122	(515)	607	1,125	(500)	625
Customer-related	5,734	(2,343)	3,391	5,806	(2,296)	3,510
Other	113	(80)	33	113	(80)	33
Total other intangible assets with finite lives	$9,335	$(4,099)	$5,236	$9,418	$(4,000)	$5,418
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	804	—	804	804	—	804
Total	$10,139	$(4,099)	$6,040	$10,222	$(4,000)	$6,222

As part of the 2022 Realignment, the Company reallocated its intangible assets with indefinite lives to align with the new segment structure. This served as a triggering event requiring the Company to perform an impairment analysis related to intangible assets with indefinite lives carried by its historic Mobility & Materials segment as of March 1, 2022, prior to the realignment. Subsequent to the realignment the Company realigned intangible assets with indefinite lives as applicable to align the intangible assets with indefinite lives with the new segment structure. Impairment analyses were then performed for the intangible assets with indefinite lives reported in Corporate & Other. No impairments were identified as a result of the analyses described above.

As part of the 2021 Segment Realignment, the Company reallocated its intangible assets with indefinite lives to align with the new segment structure. This served as a triggering event requiring the Company to perform an impairment analysis related to intangible assets with indefinite lives carried by its segments as of February 1, 2021, prior to the realignment. Subsequent to the realignment, the Company realigned intangible assets with indefinite lives as applicable to align the intangible assets with indefinite lives with the new segment structure. Impairment analyses were then performed for the intangible assets with indefinite lives carried by the segments after the realignment. No impairments were identified as a result of the analyses described above.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	March 31, 2022	December 31, 2021
In millions
Electronics & Industrial	$3,325	$3,429
Water & Protection	2,619	2,686
Corporate & Other	96	107
Total	$6,040	$6,222

Total estimated amortization expense for the remainder of 2022 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2022	$449
2023	$590
2024	$559
2025	$518
2026	$490
2027	$441

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarizes the Company's short-term borrowings and finance lease obligations and long-term debt:

Short-term borrowings In millions	March 31, 2022	December 31, 2021
Commercial paper [1]	$404	$150
Long-term debt due within one year	1	—
Total short-term borrowings and finance lease obligations	$405	$150
1. The weighted-average interest rate on commercial paper was 0.89 percent at March 31, 2022 and 0.34 percent at December 31, 2021.

Long-Term Debt	March 31, 2022		December 31, 2021
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]
Final maturity 2023	$2,800	3.92%	$2,800	3.89%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter	6,050	5.13%	6,050	5.13%
Other facilities:
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	67		70
Less: Long-term debt due within one year	1		—
Total	$10,634		$10,632
1. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.

Principal Payments of long-term debt for the remainder of 2022 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at March 31, 2022	Total
In millions
Remainder of 2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—
2027	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $11,709 million and $12,595 million at March 31, 2022 and December 31, 2021, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at March 31, 2022
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	May 2019	$3,000	$2,990	May 2024	Floating Rate
364-day Revolving Credit Facility	April 2021	1,000	1,000	April 2022	Floating Rate
Total Committed and Available Credit Facilities		$4,000	$3,990

Intended Rogers Acquisition
On November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion (the "2021 Term Loan Facility"). The 2021 Term Loan Facility is intended to fund the Intended Rogers Acquisition. The debt covenants and default provisions in the 2021 Term Loan Facility are consistent with those of the Five-Year Revolving Credit Facility and the $1 billion Revolving Credit Facility.

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

Revolving Credit Facilities
On April 12, 2022, the Company entered into a new $2.5 billion five-year revolving credit facility (the "2022 Five-Year Revolving Credit Facility"). As of the effectiveness of the 2022 Five-Year Revolving Credit Facility, the Company's prior $3 billion Five-Year Revolving Credit Facility entered in May 2019 was terminated. The 2022 Five-Year Revolving Credit Facility is generally expected to remain undrawn, and serve as a backstop to the Company's commercial paper and letter of credit issuance.

On April 12, 2022, the Company entered into an updated $1 billion 364-day revolving credit facility (the "2022 $1B Revolving Credit Facility") as the $1.0 billion 364-day revolving credit facility entered in April 2021 (the "2021 $1B Revolving Credit Facility") had an expiration date in mid-April 2022. As of the effectiveness of the 2022 $1B Revolving Credit Facility, the 2021 $1B Revolving Credit Facility was terminated.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $750 million at March 31, 2022. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $153 million at March 31, 2022. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility and the 2021 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2022, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at March 31, 2022.

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

As of March 31, 2022, the Company has recorded indemnification assets of $20 million within "Accounts and notes receivable - net" and $232 million within "Deferred charges and other assets" and indemnification liabilities of $107 million within "Accrued and other current liabilities" and $177 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

The Company’s accruals discussed below for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EID and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”), are included in the balances above.

PFAS Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EID, a Corteva subsidiary since June 1, 2019, completed the separation of EID’s Performance Chemicals segment through the spin-off of Chemours to holders of EID common stock (the “Chemours Separation”). On June 1, 2019, the Company completed the separation of its agriculture business through the spin-off of Corteva, Inc. (“Corteva”), including Corteva’s subsidiary EID.

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

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. As of September 30, 2021, the initial escrow deposit was completed by all parties in accordance with the MOU. At March 31, 2022 and December 31, 2021, DuPont's $50 million deposit into the escrow account is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	March 31, 2022	December 31, 2021	Balance Sheet Classification
Current indemnified liabilities	$41	$37	Accrued and other current liabilities
Long-term indemnified liabilities	$86	$89	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$127	$126
1.As of March 31, 2022 and December 31, 2021, total indemnified liabilities accrued include $108 million and $112 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").
2.In addition to the above, as of December 31, 2021, the Company had recognized a liability of $12.5 million related to the settlement agreement between Chemours, Corteva and DuPont and Delaware's Attorney General, discussed below.

Future charges associated with the MOU would be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EID settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, were filed or noticed and pending in the Ohio MDL.

On January 21, 2021, EID and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount was $83 million in cash with each of the Company and EID contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EID or Chemours. In connection with the Settlement, in April 2021 the plaintiffs filed a motion to terminate the Ohio MDL. The case captioned “Abbott v. E. I. du Pont de Nemours and Company” is a personal injury action that is not included in the Settlement of the Ohio MDL. DuPont was not named party in the Leach case or the Ohio MDL and is not a named party in the Abbott case.

As of March 31, 2022, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EID of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EID, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EID and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation docket in federal court in South Carolina (the “SC MDL”). Since then, the SC MDL has grown and contains approximately 2,400 cases. Most of the actions in the SC MDL identify DuPont as a defendant only for fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the SC MDL contains multiple types of lawsuits including, but not limited to, approximately 2,160 personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. Three of the water provider contamination cases have been selected by the court as bellwether cases. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with plaintiffs’ counsel on these cases. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

There are also state attorneys general lawsuits against DuPont, outside of the SC MDL. These also claim environmental contamination by certain PFAS compounds but distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In July 2021, Chemours, Corteva (for itself and EID) and DuPont reached a resolution with the State of Delaware that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. The resolution releases these potential state claims arising from the environmental impacts of various chemicals, including PFAS, across all current and historical locations. Consistent with the MOU, Chemours will bear 50 percent or $25 million of the $50 million settlement and Corteva and DuPont will each bear $12.5 million. The Company paid its portion of the settlement in January 2022. The settlement also calls for a potential Supplemental Payment to Delaware up to a total of $25 million funded 50 percent by Chemours and 50 percent by Corteva and DuPont, jointly, under certain circumstances which are not deemed probable.

Chemours, Corteva, DuPont and certain of their respective Dutch entities, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions.

In addition to the above matters, the Company is a named party in various other legal matters that make claims related to PFAS, for which the costs of litigation and future liabilities, if any, are eligible PFAS costs under the MOU and Indemnification Losses under the Agreements. These matters include lawsuits filed by water districts and private water companies in New Jersey and California generally alleging contamination of water systems.

There are pending cases that make claims related to PFAS that have been filed against Chemours and Corteva/EID in which the Company is not a named party, but for which the costs of litigation and future liabilities, if any, are or may be eligible PFAS costs under the MOU and Indemnification Losses under the Agreements.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of March 31, 2022, the Company has liabilities of $18 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2022, the Company had accrued obligations of $208 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	March 31, 2022	December 31, 2021	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$43	$43	$102

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	45	46	66
MOU related obligations (discussed above) [3]	120	116	66
Total environmental related liabilities	$208	$205	$234
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued.
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

NOTE 17 - LEASES
The lease cost for operating leases were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Operating lease costs	$27	$27

Operating cash flows from operating leases were $27 million for the three months ended March 31, 2022 and 2021.

New operating lease assets and liabilities entered into during the three months ended March 31, 2022 and 2021 were $12 million and $14 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets [1]	$419	$422
Current operating lease liabilities [2]	93	92
Noncurrent operating lease liabilities [3]	332	337
Total operating lease liabilities	$425	$429
1.Included in "Deferred charges and other assets" in the Condensed Consolidated Balance Sheet.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheet.
3.Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate for Operating Leases	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.58	8.50
Weighted average discount rate	1.80%	2.01%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2022	Operating Leases
In millions
Remainder of 2022	$78
2023	86
2024	71
2025	49
2026	35
2027 and thereafter	148
Total lease payments	$467
Less: Interest	42
Present value of lease liabilities	$425
The Company has leases in which it is the lessor, with the largest being a result of the N&B transaction. In connection with the N&B Transaction, DuPont entered into leasing agreements with IFF, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories to IFF. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's Condensed Consolidated Balance Sheet or interim Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of March 31, 2022, the Company completed the program, and repurchased and retired a total of 19.6 million shares for $1.5 billion under the 2021 Share Buyback Program.

In February 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). As of March 31, 2022, the Company had not repurchased shares under the 2022 Share Buyback Program.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2022 and 2021:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(477)	8	—	(469)
Amounts reclassified from accumulated other comprehensive loss	—	4	—	4
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(293)	$85	$1	$(207)
Balance at March 31, 2021	$177	$(340)	$—	$(163)
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(265)	(6)	11	(260)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(265)	$(7)	$11	$(261)
Balance at March 31, 2022	$(353)	$66	$67	$(220)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not significant for the three months ended March 31, 2022 and 2021.

A summary of the reclassifications out of AOCL for the three months ended March 31, 2022 and 2021 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Income Classification
In millions	2022	2021
Cumulative translation adjustments	$—	$184	See (1) below
Pension and other post-employment benefit plans	$(1)	$106	See (1) below
Tax (benefit) expense	—	(29)	See (1) below
After tax	$(1)	$77
Derivative instruments	$—	$1	See (1) below
Total reclassifications for the period, after tax	$(1)	$262
1. The activity for the three months ended March 31, 2022 is classified within the "Sundry income (expense) - net". The activity for the three months ended March 31, 2021 is classified almost entirely within "Income (loss) from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within "Sundry income (expense) - net" and "Provision for income taxes on continuing operations" as part of continuing operations.

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2021 Annual Report.

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended March 31,
In millions	2022	2021
Service cost [1]	$12	$15
Interest cost [2]	14	11
Expected return on plan assets [3]	(27)	(28)
Amortization of prior service credit [4]	(1)	(1)
Amortization of unrecognized net loss [5]	1	3
Curtailment/settlement [6]	—	2
Net periodic benefit (credit) cost - total	$(1)	$2
Less: Net periodic benefit credit - discontinued operations	(3)	—
Net periodic benefit cost - continuing operations	$2	$2
1. The service cost from continuing operations was $9 million and $8 million for the three months ended March 31, 2022 and 2021, respectively, for significant plans.
2. The interest cost from continuing operations was $13 million and $10 million for the three months ended March 31, 2022 and 2021, respectively, for significant plans.
3. The expected return on plan assets from continuing operations was $21 million and $20 million for the three months ended March 31, 2022 and 2021, respectively, for significant plans.
4. The amortization of prior service credit from continuing operations was immaterial for the three months ended March 31, 2022 and a $1 million gain for the three months ended March 31, 2021, for significant plans.
5. The amortization of unrecognized net loss from continuing operations was $1 million and $3 million for the three months ended March 31, 2022 and 2021, respectively, for significant plans.
6. The curtailment and settlement loss from continuing operations was immaterial for the three months ended March 31, 2022 and $2 million for the three months ended March 31, 2021, for significant plans.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $65 million by year-end 2022.

NOTE 20 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2021 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 17 million shares of common stock are available for award as of March 31, 2022.

DuPont recognized share-based compensation expense in continuing operations of $19 million and $15 million for the three months ended March 31, 2022 and 2021, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

In the first quarter of 2022, the Company granted 0.7 million RSUs, 0.5 million stock options and 0.3 million PSUs. The weighted-average fair values per share associated with the grants were $75.12 per RSU, $17.41 per stock option and $81.55 per PSU. The stock options had a weighted-average exercise price per share of $75.05.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2022 and December 31, 2021:

Fair Value of Financial Instruments	March 31, 2022				December 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$587	$—	$—	$587	$841	$—	$—	$841
Restricted cash equivalents [1]	$62	$—	$—	$62	$65	$—	$—	$65
Total cash and restricted cash equivalents	$649	$—	$—	$649	$906	$—	$—	$906
Long-term debt including debt due within one year	$(10,634)	$—	$(1,075)	$(11,709)	$(10,632)	$—	$(1,963)	$(12,595)
Derivatives relating to:
Net investment hedge [2]	—	89	—	89	—	74	—	74
Foreign currency [3,4]	—	25	(26)	(1)	—	5	(10)	(5)
Total derivatives	$—	$114	$(26)	$88	$—	$79	$(10)	$69
1.At March 31, 2022 there was $9 million of restricted cash classified as "Other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2021 there was $12 million of restricted cash classified as "Other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheet. See Note 7 for more information on restricted cash.
2.Classified as "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
3.Classified as "Other current assets" and "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2022	December 31, 2021
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$170	$(625)
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $29 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2022	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$649
Derivatives relating to: [2]
Net investment hedge	89
Foreign currency contracts [3]	42
Total assets at fair value	$780
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$11,709
Derivatives relating to: [2]
Foreign currency contracts [3]	43
Total liabilities at fair value	$11,752
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 21 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $17 million for both assets and liabilities as of March 31, 2022.
4. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2021	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$906
Derivatives relating to: [2]
Net investment hedge	74
Foreign currency contracts [3]	11
Total assets at fair value	$991
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$12,595
Derivatives relating to: [2]
Foreign currency contracts [3]	16
Total liabilities at fair value	$12,611
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 21 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts were $6 million for both assets and liabilities as of December 31, 2021.
4. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Fair Value Measurements on a Nonrecurring Basis
In the first quarter of 2022, the Company recorded an other-than-temporary impairment, classified as Level 3 measurements, on an equity method investment. See Note 6 for further discussion of these fair value measurements.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
Effective February 2022, the revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. In addition, the Retained Businesses previously reported in the historic Mobility & Materials segment are reported in Corporate & Other. These reporting changes have been retrospectively applied for all periods presented.

Mobility & Material businesses costs classified as discontinued operations include only direct operating expenses incurred by the M&M Businesses which the Company will cease to incur upon the close of the M&M Divestitures. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs is not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, and adjusted for significant items. Reconciliations of these measures are provided on the following pages.

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Electronics. & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three months ended March 31, 2022
Net sales	$1,536	$1,429	$309	$3,274
Operating EBITDA [2]	$476	$341	$1	$818
Equity in earnings of nonconsolidated affiliates	$10	$14	$2	$26
Three months ended March 31, 2021
Net sales	$1,300	$1,328	$389	$3,017
Operating EBITDA [2]	$436	$355	$12	$803
Equity in earnings of nonconsolidated affiliates	$9	$12	$2	$23
1.Corporate & Other includes activities of the Retained Businesses, Biomaterials and previously divested businesses.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended March 31, 2022 and 2021		Three Months Ended March 31,
In millions		2022	2021
Income from continuing operations, net of tax		$232	$386
+	Provision for (benefit from) income taxes on continuing operations	47	(1)
Income from continuing operations before income taxes		$279	$385
+	Depreciation and amortization	297	255
-	Interest income [1]	1	4
+	Interest expense	118	146
-	Non-operating pension/OPEB benefit [1]	7	6
-	Foreign exchange losses, net [1]	(5)	(6)
+	Future reimbursable indirect costs	16	16
-	Significant items	(111)	(5)
Operating EBITDA		$818	$803
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(1)	$—	$(7)	$(8)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Intended Rogers Acquisition financing fees [4]	—	—	(2)	(2)
Total	$(96)	$(3)	$(12)	$(111)
1. Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM and the Intended Rogers Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Relates to an impairment of an equity method investment. See Note 6 for additional information.
4. Includes acquisition costs associated with the Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense".

Significant Items by Segment for the Three Months Ended March 31, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(6)	$(6)
Restructuring and asset related charges - net [2]	—	—	(2)	(2)
Gain on divestiture [3]	2	—	1	3
Total	$2	$—	$(7)	$(5)
1. Acquisition, integration and separation costs related to strategic initiatives, which primarily includes the sale of the Solamet® business unit and the planned divestiture of the Biomaterials business unit.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

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
•Result of Operations
•Segment Results
•Changes in Financial Condition

OVERVIEW
DuPont is a global innovation leader with technology-based materials and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, building and construction, healthcare and worker safety.

As of March 31, 2022, the Company has $2.9 billion of working capital and approximately $1.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") to divest a majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”) for $11 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement. Closing is expected around the end of 2022, subject to customary closing conditions and regulatory approvals. The Company also announced on February 18, 2022 that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"), subject to entry into a definitive agreement and satisfaction of closing conditions. The Delrin® Divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represents a strategic shift that will have a major impact on DuPont's operations and results.

The financial position of DuPont as of March 31, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the Delrin® Divestiture (the "M&M Businesses") as held for sale presented as discontinued operations. The results of operations for the three months ended March 31, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income related to the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines (the "Retained Businesses") are not included within the M&M Divestitures. Effective with the signing of the transaction agreement, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively applied for all periods presented.

COVID-19 Pandemic
As described in the Analysis of Operations section within the Company's Annual Report on Form 10-K, the novel coronavirus (“COVID-19”) and its variants continue to adversely impact the global economy, including certain suppliers of the Company’s key raw materials. Within the first quarter of 2022, while end-market demand remained strong, the Company experienced supply chain challenges driven by COVID-19, including the related mandatory site shutdowns in China. At this time, the Company is not able to predict the extent to which the COVID-19 pandemic may continue to impact its consolidated results of operations or financial condition.

Russia, Belarus, Ukraine
With respect to the war in the Ukraine, the Company’s business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments. In light of the conflict during the first quarter, the Company suspended its business operations in Russia and Belarus, the net sales from which are less than one percent of DuPont’s consolidated net sales in 2021. The Company does not have operations in the Ukraine. DuPont has experienced supply chain challenges and increased logistics and raw materials costs due in part to the negative impact on the global economy from the ongoing war in Ukraine. The extent to which the conflict may continue to impact DuPont in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and the extent of supply chain disruptions. DuPont will continue to monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

Dividends
On February 7, 2022, the Board of Directors declared a first quarter 2022 dividend of $0.33 per share, which was paid on March 15, 2022, to shareholders of record on February 28, 2022.

On April 21, 2022, the Company announced that its Board declared a second quarter dividend of $0.33 per share payable on June 15, 2022, to shareholders of record on May 31, 2022.

Laird Acquisition
On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International. The Company paid for the acquisition from existing cash balances. See Note 3 to the interim Consolidated Financial Statements and within “Liquidity and Capital Resources” for more information.

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

The results of operations of DuPont for the three months ended March 31, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the three months ended March 31, 2021. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 4 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2022	2021
Net sales	$3,274	$3,017

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2022
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	1%	(2)%	8%	11%	18%
Water & Protection	10	(2)	—	—	8
Corporate & Other [1]	10	(2)	(6)	(23)	(21)
Total	6%	(2)%	3%	2%	9%
U.S. & Canada	11%	—%	7%	—%	18%
EMEA [2]	9	(6)	—	—	3
Asia Pacific	2	(1)	1	3	5
Latin America	6	—	4	2	12
Total	6%	(2)%	3%	2%	9%
1.Corporate & Other includes activities of the Retained Businesses, Biomaterials and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2022 of $3.3 billion, up 9 percent from $3.0 billion for the three months ended March 31, 2021, due to a 6 percent increase in local price and product mix, a 3 percent increase in volume, and a 2 percent increase in portfolio actions, partially offset by a 2 percent unfavorable currency impact. Local price and product mix increase driven by Water & Protection (up 10 percent) and Corporate & Other (up 10 percent). Local price and product mix increased across all regions. Volume increase was driven by Electronics & Industrial (up 8 percent), partially offset by Corporate & Other (down 6 percent). Portfolio and other changes contributed 2 percent growth as the addition of Laird PM in Electronics & Industrial (up 11 percent) was partially offset by declines within Corporate & Other (down 23 percent) due to the sale of businesses. Currency was down 2 percent compared with the same period last year, driven by EMEA (down 6 percent).

Cost of Sales
Cost of sales was $2.1 billion for the three months ended March 31, 2022, up from $1.9 billion for the three months ended March 31, 2021. Cost of sales increased for the three months ended March 31, 2022 primarily due to increased sales volume, higher raw materials costs and higher logistics costs, primarily related to freight.

Cost of sales as a percentage of net sales for the three months ended March 31, 2022 was 64 percent compared with 62 percent for the three months ended March 31, 2021.

Research and Development Expenses ("R&D")
R&D expenses totaled $143 million in the first quarter of 2022, up from $139 million in the first quarter of 2021. R&D as a percentage of net sales was consistent period over period at 4 percent and 5 percent for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $389 million in the first quarter of 2022, down from $395 million in the first quarter of 2021. SG&A as a percentage of net sales was consistent period over period at 12 percent and 13 percent for the three months ended March 31, 2022 and 2021, respectively.

Amortization of Intangibles
Amortization of intangibles was $153 million in the first quarter of 2022, up from $125 million in the first quarter of 2021. The increase for the three months ended March 31, 2022 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the Laird PM acquisition.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $101 million in the first quarter of 2022, up from $2 million in the first quarter of 2021. The charges in the first quarter of 2022 include a $94 million impairment charge of an equity method investment and a $7 million charge related to the 2021 Restructuring Actions. The activity in the first quarter of 2021 is due to a $2 million charge related to the 2020 Restructuring Program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs, primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. The Company recorded costs of $8 million and $6 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird PM and the Intended Rogers Acquisition. For the three months ended March 31, 2021, these costs were primarily associated with the execution of activities related to strategic initiatives, which primarily includes the sale of the Solamet® business unit and the planned divestiture of the Biomaterials business unit.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $26 million in the first quarter of 2022, up from $23 million in the first quarter of 2021. The increase for the three months ended March 31, 2022 compared to 2021 is primarily due to higher equity earnings across the portfolio.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the first quarter of 2022 was income of $3 million compared with income of $19 million in the first quarter of 2021. The first quarter of 2022 included income related to non-operating pension and other post-employment benefit credits of $7 million, partially offset by foreign currency exchange losses of $5 million. The first quarter of 2021 included benefits related to the sale of assets within the Electronics & Industrial segment of $24 million and income related to non-operating pension and other post-employment benefit credits of $6 million, partially offset by a $15 million impairment charge related to an asset sale and foreign currency exchange losses of $6 million.

Interest Expense
Interest expense was $120 million and $146 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense primarily relates to the reduction in long-term debt following the N&B Transaction, specifically the early repayment of the $3.0 billion Term Loan Facilities in February 2021 and the redemption of the May 2020 notes completed in May 2021. Refer to Note 15 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2022 was 16.8 percent, compared with an effective tax rate of (0.3) percent for the first quarter of 2021. The effective tax rate differential for the first quarter of 2022 was principally the result of a $94 million impairment charge on an equity method investment which resulted in a tax benefit of $29 million. The effective tax rate for the first quarter of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

SEGMENT RESULTS
Effective February 2022, the revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historic Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the M&M Divestitures. The Retained Businesses are reported in Corporate & Other. The reporting changes have been retrospectively reflected for all periods presented.

Mobility & Material businesses costs classified as discontinued operations include only direct operating expenses incurred by the M&M Businesses which the Company will cease to incur upon the close of the M&M Divestitures. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, and adjusted for significant items. Reconciliations of these measures can be found in Note 23 to the interim Consolidated Financial Statements.

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, medical silicones and specialty lubricants.

Electronics & Industrial	Three Months Ended
In millions	March 31, 2022	March 31, 2021
Net sales	$1,536	$1,300
Operating EBITDA	$476	$436
Equity earnings	$10	$9

Electronics & Industrial	Three Months Ended
Percentage change from prior year	March 31, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	1%
Currency	(2)
Volume	8
Portfolio & other	11
Total	18%

Electronics & Industrial net sales were $1,536 million for the three months ended March 31, 2022, up 18 percent from $1,300 million for the three months ended March 31, 2021. Net sales increased due to an 11 percent portfolio increase, an 8 percent increase in volume and a 1 percent increase in local price, partially offset by 2 percent unfavorable currency impact. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by transition to more advanced node technologies, growth in high performance computing and 5G communications. Within Industrial Solutions, volume gains were driven by growth in display materials, healthcare and industrial markets. Within Interconnect Solutions, volume gains in industrial markets were more than offset by weakness in consumer electronics.
Operating EBITDA was $476 million for the three months ended March 31, 2022, up 9 percent compared with $436 million for the three months ended March 31, 2021 primarily driven by the acquisition of Laird PM and strong volume growth, partially offset by higher raw materials and logistics costs and the absence of a gain on an asset sale.

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

Water & Protection	Three Months Ended
In millions	March 31, 2022	March 31, 2021
Net sales	$1,429	$1,328
Operating EBITDA	$341	$355
Equity earnings	$14	$12

Water & Protection	Three Months Ended
Percentage change from prior year	March 31, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	10%
Currency	(2)
Volume	—
Portfolio & other	—
Total	8%

Water & Protection net sales were $1,429 million for the three months ended March 31, 2022, up 8 percent from $1,328 million for the three months ended March 31, 2021. Net sales increased due to a 10 percent increase in local price, partially offset by a 2 percent unfavorable currency impact. Volume and portfolio remained flat. Strong demand for water technologies within Water Solutions, increased demand in Shelter Solutions residential construction and improvement in commercial construction were offset by volume declines in Safety Solutions. Within Water & Protection pricing actions throughout the segment were led by Shelter Solutions and Safety Solutions.

Operating EBITDA was $341 million for the three months ended March 31, 2022, down 4 percent compared with $355 million for the three months ended March 31, 2021 as pricing actions were more than offset by changes in product mix and higher raw material, logistics and energy costs.

Corporate & Other
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported in the historic Mobility & Materials segment. Related to the M&M Divestitures, Corporate & Other includes Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of to be divested and previously divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	Three Months Ended
In millions	March 31, 2022	March 31, 2021
Net sales	$309	$389
Operating EBITDA	$1	$12
Equity earnings	$2	$2

Corporate & Other net sales were $309 million for the three months ended March 31, 2022, down from $389 million for the three months ended March 31, 2021. Net sales primarily decreased due to the divestitures of the Clean Technologies and Solamet® businesses in the second half of 2021.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2021 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2022.

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

In millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,672	$1,972
Total debt	$11,039	$10,782

The Company's cash and cash equivalents at March 31, 2022 and December 31, 2021 were $1.7 billion and $2.0 billion, respectively, of which $1.5 billion at March 31, 2022 and $1.4 billion at December 31, 2021 were held by subsidiaries in foreign countries, including United States territories. The increase in cash and cash equivalents held by subsidiaries in foreign countries is due to operating cashflows during the period, partly offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at March 31, 2022 and December 31, 2021 was $11.0 billion and $10.8 billion, respectively. The increase was primarily due to the increase in commercial paper issuances.

As of March 31, 2022, the Company is contractually obligated to make future cash payments of $10.7 billion and $5.9 billion associated with principal and interest, respectively, on debt obligations assuming held to maturity. Related to the principal balance, all payments will be due subsequent to December 31, 2022. Related to interest, $504 million will be due in the next twelve months and the remainder will be due subsequent to March 31, 2023.

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

Revolving Credit Facilities
On April 12, 2022, the Company entered into a new $2.5 billion five-year revolving credit facility (the "$2022 Five-Year Revolving Credit Facility"). As of the effectiveness of the 2022 Five-Year Revolving Credit Facility, the Company's prior $3 billion five-year revolving credit facility entered in May 2019 was terminated. The 2022 Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.

On April 12, 2022, the Company entered into an updated $1.0 billion 364-day revolving credit facility (the “2022 $1B Revolving Credit Facility") as the $1.0 billion 364-day revolving credit facility entered in April 2021 (the “2021 $1B Revolving Credit Facility") had an expiration date in mid-April. As of the effectiveness of the 2022 $1B Revolving Credit Facility, the 2021 $1B Revolving Credit Facility was terminated. The 2022 $1B Revolving Credit facility may be used for general corporate purposes.

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

Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers for about $5.2 billion. The acquisition is expected to to close late in the second quarter or early in the third quarter of 2022 subject to regulatory approvals and other customary closing conditions.

Concurrent with the signing of the definitive agreement, the Company entered into a Bridge Commitment Letter (the "Bridge Letter") in an aggregate principal amount of $5.2 billion to secure committed financing for the Intended Rogers Acquisition. On November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion (the "2021 Term Loan Facility"). The 2021 Term Loan Facility is intended to fund the Intended Rogers Acquisition and will be drawn upon contemporaneously with the close of the Intended Rogers Acquisition. The 2021 Term Loan Facility is required to be repaid upon completion of the intended divestiture of the In-Scope M&M Businesses. Commensurate with the entry into the 2021 Term Loan Facility, the commitments under the Bridge Letter were terminated.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At April 30, 2022, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility, the 2021 $1B Revolving Credit Facilities and the revolving credit facilities entered into in 2022 contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2022, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B and the M&M Divestitures have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2022	March 31, 2021
Cash provided by (used for):
Operating activities	$209	$378
Investing activities	$(229)	$(2,260)
Financing activities	$(258)	$(2,458)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(25)	$(37)
Cash Flows from Operating Activities
In the first three months of 2022, cash provided by operating activities was $209 million, compared with $378 million in the same period last year. The decrease in cash provided by operating activities was primarily due to an increase in the use of cash related to net working capital and other assets and liabilities, including cash paid for accrued employee related variable compensation.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	March 31, 2022	December 31, 2021
In millions (except ratio)
Current assets	$6,668	$6,639
Current liabilities	3,787	3,518
Net working capital	$2,881	$3,121
Current ratio	1.76:1	1.89:1
1.Net working capital has been presented to exclude the assets and liabilities related to the M&M Divestitures. The assets and liabilities related to the M&M Divestitures are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows from Investing Activities
In the first three months of 2022, cash used for investing activities was $229 million, compared with cash used for investing activities of $2,260 million in the first three months of 2021. The decrease in cash usage was primarily attributable to a decrease in purchases of investments, related in 2021 to investment proceeds from the N&B Transaction, as well as a slight decrease in capital expenditures.

Cash Flows from Financing Activities
In the first three months of 2022, cash used for financing activities was $258 million compared with cash used for financing activities of $2,458 million in the same period last year. The decrease in cash used for financing activities in the first three months of 2022 versus the same period in prior year is primarily driven by a reduction in repayment of long-term debt, an increase in issuance of short-term notes payable, and lower repurchases of common stock, offset by a reduction in issuance of long-term debt.

Dividends
On February 7, 2022, the Board of Directors declared a first quarter 2022 dividend of $0.33 per share, paid on March 15, 2022, to shareholders of record on February 28, 2022.

On April 21, 2022, the Company announced that its Board declared a second quarter dividend of $0.33 per share payable on June 15, 2022, to shareholders of record on May 31, 2022.

Share Buyback Programs
On June 1, 2019, the Company's Board of Directors authorized a $2.0 billion share buyback program, which expired on June 1, 2021 ("2019 Share Buyback Program"). At the expiry of the 2019 Share Buyback Program, the Company had completed the 2019 Share Buyback Program having repurchased and retired a total cost of 29.9 million shares at a cost of $2.0 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). As of March 31, 2022, the Company completed the 2021 Share Buyback Program having repurchased and retired a total of 19.6 million shares for $1.5 billion.

In February 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). As of March 31, 2022, the Company had not yet repurchased shares under the 2022 Share Buyback Program.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $65 million by year-end 2022 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $53 million inception to date, comprised of $31 million of severance and related benefit costs and $22 million of asset related charges. At March 31, 2022, total liabilities related to the 2021 Restructuring Actions were $18 million for severance and related benefits. The Company expects actions related to this program to be substantially complete by the first half of 2022.

In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $159 million inception-to-date, consisting of severance and related benefit costs of $107 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $5 million primarily related to the payment of severance and related benefits.

See Note 6 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 21 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2021 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2022, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

DuPont de Nemours Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 16 to the interim Consolidated Financial Statements.

Litigation
See Note 16 to the interim Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
Other than the risk factor set forth below, there have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

DuPont is pursuing plans to divest a substantial majority of its historic Mobility & Materials segment, including its announced transaction with Celanese, which are subject to uncertainties and risks, including completion risks.

On February 17, 2022, DuPont and certain of its subsidiaries entered into a Transaction Agreement (the “Transaction Agreement”) with Celanese Corporation, a Delaware Corporation (“Celanese”), pursuant to which, subject to the satisfaction of the conditions set forth in the Transaction Agreement, DuPont has agreed to sell to Celanese a majority of the Company’s historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Performance Resins and Advanced Solutions business lines (the “M&M Business”) for $11 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement (the “M&M Divestiture”).

Consummation of the M&M Divestiture is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (i) the absence of an injunction in certain agreed jurisdictions that would prohibit consummation of the M&M Divestiture and (ii) the expiration or termination of the required waiting, notice or review periods and approvals or clearances under the Hart-Scott-Rodino Act, as amended, and certain other approvals under non-U.S. regulatory laws, as applicable, including, without limitation, the European Union, China, Brazil, Mexico, South Korea and Turkey. The obligation of each party to consummate the M&M Divestiture is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Transaction Agreement.

There can be no assurance that the M&M Divestiture will be consummated in a timely manner, or at all, or that DuPont will realize all or any of the expected benefits of the M&M Divestiture. The consummation of the M&M Divestiture and the expected benefits to DuPont are subject to risks and uncertainties including (x) the ability of the parties to obtain necessary regulatory approvals or to satisfy any of the other closing conditions; (y) the performance of the M&M Business, which may be impacted by, among other things, the ability to offset increased costs, obtain raw materials, meet customer needs, operational and supply chain impacts or disruptions, which may result from, among other events, the COVID-19 pandemic and actions in response to it, and geo-political and weather related events; and (z) timing, costs and other impacts of the pursuit of the separation of the M&M Business on DuPont’s business operations, including the M&M Business and the former Mobility & Materials business lines not in-scope for the M&M Divestiture.

The announcement, pendency and consummation (or termination) of the M&M Divestiture could cause disruptions in DuPont’s business, including potential adverse reactions or changes to business relationships and competitive responses to the M&M Divestiture. The M&M Divestiture will require significant amounts of time and effort which could divert management’s attention from operating and growing our business. DuPont has incurred and expects to incur a number of non-recurring costs in connection with the M&M Divestiture. These costs and expenses include financial, legal, accounting, consulting and other advisory fees and expenses; reorganization and restructuring costs; severance/employee benefit-related expenses; and other related charges some of which are payable by DuPont regardless of whether the proposed M&M Divestiture is consummated. The Transaction Agreement generally requires DuPont to operate the M&M Business in the ordinary course, pending consummation, of the M&M Divestiture and restricts DuPont, without Celanese’s consent, from taking certain specified actions until the M&M Divestiture is consummated or the Transaction Agreement is terminated, including making certain acquisitions and divestitures and entering into certain contracts. Any of the foregoing could adversely affect DuPont’s business, financial condition and results of operations. Declines in sales, earnings and cash flows could also result in future asset impairments (including goodwill).

As part of the Company’s announcement on February 18, 2022 of the transaction with Celanese, DuPont also announced that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, (the “Delrin® Business”) subject to entry into a definitive agreement and satisfaction of customary closing conditions. There can be no assurance as to the outcome, timing or ability to realize expected benefits from the Delrin® Business divestiture process.

While DuPont is engaged in certain internal reorganization activities to separate the M&M Business into separate subsidiaries and to align such subsidiaries for disposition in a tax-efficient manner, such disposition is expected to be a taxable disposition for the Company. Additionally, if certain internal transactions related to the separation of the M&M Business fail to qualify for their intended tax treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
January	—	$—	—	$1,375
February	710,490	75.37	710,490	1,322
March	4,358,086	73.76	4,358,086	1,000
First Quarter 2022	5,068,576	$73.99	5,068,576	$1,000

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Fifth Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed April 30, 2021.
10.1
Transaction Agreement by and among DuPont de Nemours, Inc., DuPont E&I Holding, Inc. and Celanese Corporation, dated February 17, 2022**†, incorporated by reference to Exhibit 2.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 22, 2022.

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

*Filed herewith
**The Company has omitted certain schedules and other similar attachments to such agreement pursuant to Item 601(a)(5) of
Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.
†Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: May 6, 2022

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware