Form 10-Q
period 2022-06-30
DuPont de Nemours, Inc.
filed 2022-08-04
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The registrant had 500,901,913 shares of common stock, $0.01 par value, outstanding at August 2, 2022.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2022	2021	2022	2021
Net sales	$3,322	$3,104	$6,596	$6,121
Cost of sales	2,149	1,959	4,259	3,820
Research and development expenses	141	133	284	272
Selling, general and administrative expenses	385	395	774	790
Amortization of intangibles	148	127	301	252
Restructuring and asset related charges - net	—	5	101	7
Acquisition, integration and separation costs	13	23	21	29
Equity in earnings of nonconsolidated affiliates	20	20	46	43
Sundry income (expense) - net	94	135	97	154
Interest expense	122	129	242	275
Income from continuing operations before income taxes	478	488	757	873
Provision for income taxes on continuing operations	113	93	160	92
Income from continuing operations, net of tax	365	395	597	781
Income from discontinued operations, net of tax	430	92	706	5,104
Net income	795	487	1,303	5,885
Net income attributable to noncontrolling interests	8	9	28	13
Net income available for DuPont common stockholders	$787	$478	$1,275	$5,872

Per common share data:
Earnings per common share from continuing operations - basic	$0.71	$0.74	$1.12	$1.37
Earnings per common share from discontinued operations - basic	0.85	0.17	1.38	8.98
Earnings per common share - basic	$1.56	$0.91	$2.51	$10.35
Earnings per common share from continuing operations - diluted	$0.71	$0.73	$1.12	$1.37
Earnings per common share from discontinued operations - diluted	0.85	0.17	1.38	8.96
Earnings per common share - diluted	$1.55	$0.90	$2.50	$10.33

Weighted-average common shares outstanding - basic	505.4	529.6	508.7	567.0
Weighted-average common shares outstanding - diluted	506.3	531.2	510.2	568.5
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2022	2021	2022	2021
Net income	$795	$487	$1,303	$5,885
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(693)	119	(965)	(365)
Pension and other post-employment benefit plans	(1)	(1)	(8)	11
Derivative instruments	56	18	67	18
Split-off of N&B	—	—	—	258
Total other comprehensive (loss) income	(638)	136	(906)	(78)
Comprehensive income	157	623	397	5,807
Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(5)	8	8	5
Comprehensive income attributable to DuPont	$162	$615	$389	$5,802
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$1,439	$1,972
Accounts and notes receivable - net	2,267	2,159
Inventories	2,356	2,086
Prepaid and other current assets	187	177
Assets held for sale	—	245
Assets of discontinued operations	7,757	7,664
Total current assets	14,006	14,303
Property, plant and equipment - net of accumulated depreciation (June 30, 2022 - $4,253; December 31, 2021 - $4,142)	5,564	5,753
Other Assets
Goodwill	16,610	16,981
Other intangible assets	5,805	6,222
Restricted cash and cash equivalents	53	53
Investments and noncurrent receivables	836	919
Deferred income tax assets	137	116
Deferred charges and other assets	1,429	1,360
Total other assets	24,870	25,651
Total Assets	$44,440	$45,707
Liabilities and Equity
Current Liabilities
Short-term borrowings	$661	$150
Accounts payable	2,135	2,102
Income taxes payable	352	201
Accrued and other current liabilities	1,004	1,040
Liabilities related to assets held for sale	—	25
Liabilities of discontinued operations	1,342	1,413
Total current liabilities	5,494	4,931
Long-Term Debt	10,625	10,632
Other Noncurrent Liabilities
Deferred income tax liabilities	590	1,459
Pension and other post-employment benefits - noncurrent	694	762
Other noncurrent obligations	900	873
Total other noncurrent liabilities	2,184	3,094
Total Liabilities	18,303	18,657
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2022: 500,896,434 shares; 2021: 511,792,785 shares)	5	5
Additional paid-in capital	49,176	49,574
Accumulated deficit	(22,808)	(23,187)
Accumulated other comprehensive (loss) income	(845)	41
Total DuPont stockholders' equity	25,528	26,433
Noncontrolling interests	609	617
Total equity	26,137	27,050
Total Liabilities and Equity	$44,440	$45,707
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2022	2021
Operating Activities
Net income	$1,303	$5,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	724
Credit for deferred income tax and other tax related items	(922)	(157)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	6	(38)
Net periodic benefit (credit) cost	(3)	4
Periodic benefit plan contributions	(39)	(46)
Net gain on sales and split-offs of assets, businesses and investments	(67)	(5,118)
Restructuring and asset related charges - net	101	14
Other net loss	37	92
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(283)	(346)
Inventories	(537)	(337)
Accounts payable	217	232
Other assets and liabilities, net	(141)	(91)
Cash provided by operating activities	295	818
Investing Activities
Capital expenditures	(386)	(499)
Proceeds from sales of property and businesses, net of cash divested	300	172
Acquisitions of property and businesses, net of cash acquired	5	(11)
Purchases of investments	(15)	(2,001)
Proceeds from sales and maturities of investments	—	2,001
Other investing activities, net	6	9
Cash used for investing activities	(90)	(329)
Financing Activities
Changes in short-term borrowings	511	—
Proceeds from issuance of long-term debt transferred to IFF at split-off	—	1,250
Payments on long-term debt	—	(5,000)
Purchases of common stock	(875)	(1,143)
Proceeds from issuance of Company stock	83	108
Employee taxes paid for share-based payment arrangements	(23)	(25)
Distributions to noncontrolling interests	(20)	(24)
Dividends paid to stockholders	(335)	(319)
Cash transferred to IFF and subsequent adjustments	(11)	(100)
Other financing activities, net	(4)	(3)
Cash used for financing activities	(674)	(5,256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	(28)
Decrease in cash, cash equivalents and restricted cash	(547)	(4,795)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,037	8,733
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	39	42
Cash, cash equivalents and restricted cash at beginning of period	2,076	8,775
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,500	3,942
Cash, cash equivalents and restricted cash from discontinued operations, end of period	29	38
Cash, cash equivalents and restricted cash at end of period	$1,529	$3,980
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2022 and 2021

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	5,872	—	—	13	5,885
Other comprehensive loss	—	—	—	(70)	—	(8)	(78)
Dividends ($0.90 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	108	—	—	—	—	108
Stock-based compensation	—	13	—	—	—	—	13
Contributions from non-controlling interests	—	—	—	—	—	67	67
Distributions to non-controlling interests	—	—	—	—	—	(24)	(24)
Purchases of treasury stock	—	—	—	—	(1,143)	—	(1,143)
Retirement of treasury stock	—	—	(1,143)	—	1,143	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	(3)	—	—	—	—	$(3)
Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464

Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	1,275	—	—	28	1,303
Other comprehensive loss	—	—	—	(886)	—	(20)	(906)
Dividends ($0.99 per common share)	—	(500)	—	—	—	—	(500)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	19	—	—	—	—	19
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(875)	—	(875)
Retirement of treasury stock	—	—	(875)	—	875	—	—
Other	—	—	(21)	—	—	2	(19)
Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2022 and 2021

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2021	$5	$49,964	$(22,618)	$(163)	$—	$517	$27,705
Net income	—	—	478	—	—	9	487
Other comprehensive income (loss)	—	—	—	137	—	(1)	136
Dividends ($0.60 per common share)	—	(315)	—	—	—	—	(315)
Common stock issued/sold	—	18	—	—	—	—	18
Stock-based compensation	—	17	—	—	—	—	17
Contributions from non-controlling interests	—	—	—	—	—	67	67
Distributions to non-controlling interests	—	—	—	—	—	(5)	(5)
Purchases of treasury stock	—	—	—	—	(643)	—	(643)
Retirement of treasury stock	—	—	(643)	—	643	—	—
Other	—	(3)	—	—	—	—	(3)
Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464

Balance at March 31, 2022	$5	$49,487	$(23,096)	$(220)	$—	$615	$26,791
Net income	—	—	787	—	—	8	795
Other comprehensive loss	—	—	—	(625)	—	(13)	(638)
Dividends ($0.66 per common share)	—	(331)	—	—	—	—	(331)
Stock-based compensation	—	20	—	—	—	—	20
Distributions to non-controlling interests	—	—	—	—	—	(2)	(2)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Other	—	—	1	—	—	1	2
Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137
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

Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") to divest a majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The transaction is expected to close around the end of 2022, subject to customary closing conditions and regulatory approvals. In addition, on February 18, 2022, the Company announced it is advancing the process to divest its Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions. The Delrin® divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represent a strategic shift that will have a major impact on DuPont's operations and results. See Note 4 for more information.

The financial position of DuPont as of June 30, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the divestiture of Delrin® (the "M&M Businesses") as discontinued operations. The results of operations for the three and six months ended June 30, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported within the historic Mobility & Materials segment, (the "Retained Businesses") are not included in the scope of the M&M Divestitures. Effective with the signing of the Transaction Agreement, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively applied for all periods presented

N&B Transaction
On February 1, 2021, DuPont completed the separation and distribution of the Nutrition & Biosciences business segment (the "N&B Business"), and the merger of Nutrition & Biosciences, Inc. (“N&B”), a DuPont subsidiary formed to hold the N&B Business, with a subsidiary of International Flavors & Fragrances Inc. ("IFF"). The distribution was effected through an exchange offer (the “Exchange Offer”) and the consummation of the Exchange Offer was followed by the merger of N&B with a wholly owned subsidiary of IFF, with N&B surviving the merger as a wholly owned subsidiary of IFF (the “N&B Merger” and, together with the Exchange Offer, the “N&B Transaction”). See Note 4 for more information.

The results of operations of DuPont for the three and six months ended June 30, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable periods. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2022
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

NOTE 3 - ACQUISITIONS
Intended Rogers Corporation Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). The acquisition is expected to close in the third quarter of 2022, pending receipt of regulatory approvals and satisfaction of customary closing conditions.

Laird Performance Materials Acquisition
On July 1, 2021, DuPont completed the acquisition (the "Laird PM Acquisition") of 100% of the ownership interest of Laird Performance Materials (“Laird PM”) from Advent International for aggregate, adjusted cash consideration of approximately $2,404 million. The cash consideration paid included a net upward adjustment of approximately $100 million for acquired cash and net working capital, amongst other items. Laird PM is reported within the Interconnect Solutions business of the Electronics & Industrial segment. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. There were no material updates to the purchase accounting and the purchase price allocation is considered final. For additional information regarding the acquisition of Laird PM, see Note 3, "Acquisitions," in the 2021 Annual Report.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and six months ended June 30, 2022 these costs were primarily related to costs associated with the divestiture of the Biomaterials business unit, the prior year acquisition of Laird PM and the Intended Rogers Acquisition. Comparatively, for the three and six months ended June 30, 2021 these costs were primarily associated with the execution of activities related to strategic initiatives including the divestiture of the Biomaterials business unit in May 2022, the prior year acquisition of Laird PM and the divestitures of the Clean Technologies and Solamet® business units.

These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Acquisition, integration and separation costs	$13	$23	$21	$29

NOTE 4 - DIVESTITURES
Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into the Transaction Agreement to divest a majority of its historic Mobility & Materials segment, specifically the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines, to Celanese for $11.0 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement. Closing is expected around the end of 2022, subject to customary closing conditions and regulatory approvals. The Company also announced on February 18, 2022 that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions. As of June 30, 2022, the Company anticipates a closing date for the sale of Delrin® within a year.

The Company has determined that the M&M Businesses meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the M&M Businesses are presented as discontinued operations as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net sales	$1,070	$1,031	$2,112	$1,990
Cost of sales	804	696	1,586	1,347
Research and development expenses	14	15	29	32
Selling, general and administrative expenses	34	64	85	125
Amortization of intangibles	—	40	28	82
Restructuring and asset related charges - net	—	5	—	5
Acquisition, integration and separation costs	126	—	222	—
Equity in (losses) earnings of nonconsolidated affiliates	(1)	5	(2)	8
Sundry income (expense) - net	(7)	11	(7)	8
Income from discontinued operations before income taxes	84	227	153	415
(Benefit from) provision for income taxes on discontinued operations	(409)	58	(628)	91
Income from discontinued operations, net of tax	493	169	781	324
Net income from discontinued operations attributable to noncontrolling interests	—	4	2	10
Income from discontinued operations attributable to DuPont stockholders, net of tax	$493	$165	$779	$314

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the M&M Businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Depreciation and amortization	$—	$71	$45	$144
Capital expenditures [1]	$15	$8	$42	$24
1.Total capital expenditures are presented on a cash basis.

The following table summarizes the major classes of assets and liabilities of the M&M Businesses classified as held for sale presented as discontinued operations at June 30, 2022 and December 31, 2021:

In millions	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$29	$39
Accounts and notes receivable - net	631	552
Inventories	993	776
Other current assets	57	59
Property, plant and equipment - net	1,205	1,213
Goodwill	2,496	2,597
Other intangible assets	2,152	2,220
Investments and noncurrent receivables	55	62
Deferred income tax assets	22	27
Deferred charges and other assets	117	119
Total assets of discontinued operations	$7,757	$7,664
Liabilities
Accounts payable	$537	$510
Income taxes payable	37	77
Accrued and other current liabilities	129	157
Deferred income tax liabilities	495	515
Pension and other post employment benefits - noncurrent	91	90
Other noncurrent liabilities	53	64
Total liabilities of discontinued operations	$1,342	$1,413

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

The results of operations of N&B are presented as discontinued operations as summarized below:

Six Months Ended June 30, 2021
In millions
Net sales	$507
Cost of sales	352
Research and development expenses	21
Selling, general and administrative expenses	46
Amortization of intangibles	38
Restructuring and asset related charges - net	1
Acquisition, integration and separation costs	172
Sundry income (expense) - net	8
Interest expense	13
Loss from discontinued operations before income taxes	(128)
Benefit from income taxes on discontinued operations	(26)
Loss from discontinued operations, net of tax	(102)
Non-taxable gain on split-off	4,950
Income from discontinued operations attributable to DuPont stockholders, net of tax	$4,848

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

Six Months Ended June 30, 2021
In millions
Depreciation and amortization	$63
Capital expenditures	$27

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

Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $430 million and $92 million for the three months ended June 30, 2022 and 2021, respectively, and $706 million and $5,104 million for the six months ended June 30, 2022 and 2021, respectively.

Discontinued operations activity consists of the following:

Income from discontinued operations, net of tax	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
M&M Divestitures	$493	$169	$781	$324
N&B Transaction	—	(14)	—	4,848
Other [1]	(63)	(63)	(75)	(68)
Income from discontinued operations, net of tax	$430	$92	$706	$5,104
1.Primarily related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, E. I. du Pont de Nemours and Company ("EID") and the Company. For additional information on these matters, refer to Note 16.

Biomaterials
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. For the three months and six months ended June 30, 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials business unit reflected as held for sale at December 31, 2021:

In millions	December 31, 2021
Assets
Accounts and notes receivable - net	$27
Inventories	48
Investments and noncurrent receivables	158
Property, plant and equipment - net	12
Assets held for sale	$245
Liabilities
Accounts payable	$21
Accrued and other current liabilities	3
Other noncurrent obligations	1
Liabilities related to assets held for sale	$25

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Industrial Solutions	$503	$480	$1,003	$938
Interconnect Solutions	465	339	925	669
Semiconductor Technologies	559	501	1,135	1,013
Electronics & Industrial	$1,527	$1,320	$3,063	$2,620
Safety Solutions	$663	$650	$1,317	$1,287
Shelter Solutions	487	419	909	779
Water Solutions	347	343	700	674
Water & Protection	$1,497	$1,412	$2,926	$2,740
Retained Businesses [1]	$266	$239	$532	$495
Other [2]	32	133	75	266
Corporate & Other	$298	$372	$607	$761
Total	$3,322	$3,104	$6,596	$6,121
1. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2. Net sales reflected in Other include activity of previously divested businesses.

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
U.S. & Canada	$1,095	$972	$2,144	$1,864
EMEA [1]	565	552	1,142	1,110
Asia Pacific	1,553	1,486	3,098	2,961
Latin America	109	94	212	186
Total	$3,322	$3,104	$6,596	$6,121
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

Revenue recognized in the first six months of 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	June 30, 2022	December 31, 2021
In millions
Accounts and notes receivable - trade [1]	$1,767	$1,643
Deferred revenue - current [2,3]	$23	$25
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Noncurrent deferred revenue balances in the current and comparative periods were not material.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which include asset impairments and other net charges, were zero and $101 million for the three and six months ended June 30, 2022 and $5 million and $7 million for the three and six months ended June 30, 2021. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $25 million at June 30, 2022 and $43 million at December 31, 2021, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near-term cost reductions (the "2021 Restructuring Actions"). The Company recorded pre-tax restructuring charges of $55 million inception-to-date, consisting of severance and related benefit costs of $33 million and asset related charges of $22 million.

Total liabilities related to the 2021 Restructuring Actions were $19 million at June 30, 2022 and $25 million at December 31, 2021 and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Actions related to the 2021 Restructuring Program are substantially complete.

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

Total liabilities related to the 2020 Restructuring Program were $3 million at June 30, 2022 and $11 million at December 31, 2021 and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Actions related to the 2020 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures described in Note 4, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Condensed Consolidated Balance Sheet. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Condensed Consolidated Balance Sheet. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and, in March 2022, recorded an impairment charge of $94 million in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the six months ended June 30, 2022 related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Non-operating pension and other post-employment benefit ("OPEB") credits	$6	$7	$13	$13
Interest income	2	5	3	9
Net gain on divestiture and sales of other assets and investments [1,2,3]	70	140	69	167
Foreign exchange gains (losses), net	9	(10)	4	(16)
Miscellaneous income (expenses) - net [4]	7	(7)	8	(19)
Sundry income (expense) - net	$94	$135	$97	$154
1. The three and six months ended June 30, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and $37 million related to the sale of a land use right within the Water & Protection segment.
2. The three and six months ended June 30, 2021 primarily reflects income of $140 million related to the gain on sale of assets within Corporate & Other.
3. The six months ended June 30, 2021 reflects income of $24 million related to the gain on sale of assets within the Electronics & Industrial segment.
4. The six months ended June 30, 2021 includes an impairment charge of approximately $15 million related to an asset sale.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At June 30, 2022, the Company had restricted cash of $53 million included within non-current “Restricted cash and cash equivalents” in the Condensed Consolidated Balance Sheets, the majority of which is attributable to the MOU cost sharing arrangement. Additional information regarding the MOU and the escrow account can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $1,004 million at June 30, 2022 and $1,040 million at December 31, 2021. Accrued payroll, which is a component of "Accrued and other current liabilities," was $285 million at June 30, 2022 and $436 million at December 31, 2021. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2022 and at December 31, 2021.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2022 was 23.6 percent, compared with an effective tax rate of 19.1 percent for the second quarter of 2021. The effective tax rate differential for the second quarter of 2022 was principally the result of a $9 million tax expense due to a change in valuation allowance associated with forecasted U.S. branch foreign tax credit utilization. The effective tax rate differential for the second quarter of 2021 included a $12 million tax benefit relating to the impact of changes in tax law enacted during the quarter. For the first six months of 2022, the effective tax rate on continuing operations was 21.1 percent, compared with 10.5 percent for the first six months of 2021. The effective tax rate for the second quarter and for the first six months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

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

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net tax benefit of $428 million and $667 million for the three and six months ended June 30, 2022 in connection with certain internal restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities which are expected to remain with DuPont, and in certain instances relied upon legal entity valuations. The aforementioned net tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2022 and 2021:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Income from continuing operations, net of tax	$365	$395	$597	$781
Net income from continuing operations attributable to noncontrolling interests	8	5	26	3
Income from continuing operations attributable to common stockholders	$357	$390	$571	$778
Income from discontinued operations, net of tax	430	92	706	5,104
Net income from discontinued operations attributable to noncontrolling interests	—	4	2	10
Income from discontinued operations attributable to common stockholders	430	88	704	5,094
Net income attributable to common stockholders	$787	$478	$1,275	$5,872

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2022	2021	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.71	$0.74	$1.12	$1.37
Earnings from discontinued operations, net of tax	0.85	0.17	1.38	8.98
Earnings attributable to common stockholders [1]	$1.56	$0.91	$2.51	$10.35

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2022	2021	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.71	$0.73	$1.12	$1.37
Earnings from discontinued operations, net of tax	0.85	0.17	1.38	8.96
Earnings attributable to common stockholders [1]	$1.55	$0.90	$2.50	$10.33

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2022	2021	2022	2021
Weighted-average common shares - basic	505.4	529.6	508.7	567.0
Plus dilutive effect of equity compensation plans	0.9	1.6	1.5	1.5
Weighted-average common shares - diluted	506.3	531.2	510.2	568.5
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	4.3	2.3	3.0	2.4
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	June 30, 2022	December 31, 2021
Accounts receivable – trade [1]	$1,741	$1,612
Other [2]	526	547
Total accounts and notes receivable - net	$2,267	$2,159
1.Accounts receivable – trade is net of allowances of $37 million at June 30, 2022 and $28 million at December 31, 2021. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, general sales tax and other taxes, and other receivables. No individual group represents more than ten percent of total receivables.

NOTE 11 - INVENTORIES

In millions	June 30, 2022	December 31, 2021
Finished goods	$1,312	$1,201
Work in process	526	446
Raw materials	405	323
Supplies	113	116
Total inventories	$2,356	$2,086

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			June 30, 2022	December 31, 2021
In millions
Land and land improvements	1	-	25	$412	$440
Buildings	1	-	50	1,931	1,954
Machinery, equipment, and other	1	-	25	6,530	6,467
Construction in progress				944	1,034
Total property, plant and equipment				$9,817	$9,895
Total accumulated depreciation				$4,253	$4,142
Total property, plant and equipment - net				$5,564	$5,753

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Depreciation expense	$133	$135	$277	$265

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at June 30, 2022 and December 31, 2021 is $731 million and $817 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company maintained an ownership interest in six nonconsolidated affiliates at June 30, 2022.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and six months ended June 30, 2022 and 2021. Purchases from nonconsolidated affiliates represented approximately 3 percent of “Cost of sales” for the three and six months ended June 30, 2022 and less than 4 percent for the three and six months ended June 30, 2021.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2022 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2021	$9,583	$6,801	$597	$16,981
Currency Translation Adjustment	(175)	(188)	(8)	(371)
Balance at June 30, 2022	$9,408	$6,613	$589	$16,610

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

During the first quarter of 2022, in conjunction with the announcement of the M&M Divestitures, the Company realigned the Retained Businesses, previously within the historic Mobility & Materials segment, to Corporate & Other (the "2022 Realignment"). The announcement of the M&M Divestitures and 2022 Realignment served as triggering events requiring the Company to perform impairment analyses related to goodwill carried by the impacted reporting units as of March 1, 2022. Goodwill impairment analyses were performed for reporting units impacted in the historic Mobility & Materials segment prior to the realignment, and no impairments were identified. As part of the 2022 Realignment, the Company assessed and re-defined certain reporting units effective March 1, 2022, including a reallocation of goodwill on a relative fair value basis, as applicable, to the newly identified reporting units and M&M Divestitures disposal groups. Goodwill impairment analyses were performed for the new reporting units reported within Corporate & Other and no impairments were identified. The fair value of the reporting units and the M&M Divestitures disposal groups were estimated using a combination of a discounted cash flow model and/or market approach. The Company's assumptions in estimating fair value include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and derived multiples from comparable market transactions.

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

The Company's analyses used the discounted cash flow model (a form of the income approach) utilizing Level 3 unobservable inputs. The Company’s significant assumptions in these analyses include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and tax rates. The Company’s estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future periods. As referenced, the Company also uses a form of the market approach. As such, the Company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,353	$(1,203)	$1,150	$2,374	$(1,124)	$1,250
Trademarks/tradenames	1,119	(529)	590	1,125	(500)	625
Customer-related	5,598	(2,369)	3,229	5,806	(2,296)	3,510
Other	109	(77)	32	113	(80)	33
Total other intangible assets with finite lives	$9,179	$(4,178)	$5,001	$9,418	$(4,000)	$5,418
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets with indefinite lives	804	—	804	804	—	804
Total	$9,983	$(4,178)	$5,805	$10,222	$(4,000)	$6,222

As part of the 2022 Realignment, the Company reallocated its intangible assets with indefinite lives to align with the new segment structure. This served as a triggering event requiring the Company to perform an impairment analysis related to intangible assets with indefinite lives carried by its historic Mobility & Materials segment as of March 1, 2022, prior to the realignment. Subsequent to the realignment, impairment analyses were then performed for the intangible assets with indefinite lives reported in Corporate & Other. No impairments were identified as a result of the analyses described above.

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

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2022	December 31, 2021
In millions
Electronics & Industrial	$3,170	$3,429
Water & Protection	2,535	2,686
Corporate & Other	100	107
Total	$5,805	$6,222

Total estimated amortization expense for the remainder of 2022 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2022	$292
2023	$580
2024	$551
2025	$510
2026	$482
2027	$434

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The Company's short-term borrowings consist of commercial paper. At June 30, 2022 and December 31, 2021, the Company's short-term borrowings were $661 million and $150 million, respectively. The weighted-average interest rate on commercial paper was 1.77 percent at June 30, 2022 and 0.34 percent at December 31, 2021.

The following table summarizes the Company's long-term debt:

Long-Term Debt	June 30, 2022		December 31, 2021
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]
Final maturity 2023	$2,800	4.02%	$2,800	3.89%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter [2]	6,039	5.13%	6,050	5.13%
Other facilities:
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	66		70
Total	$10,625		$10,632
1. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2. Includes fair value hedging adjustment of $11 million related to the Company's interest rate swap agreements. See Note 21 for additional information.

Principal Payments of long-term debt for the remainder of 2022 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at June 30, 2022	Total
In millions
Remainder of 2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—
2027	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $10,680 million and $12,595 million at June 30, 2022 and December 31, 2021, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at June 30, 2022
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	April 2022	$2,500	$2,488	April 2027	Floating Rate
364-day Revolving Credit Facility	April 2022	1,000	1,000	April 2023	Floating Rate
Total Committed and Available Credit Facilities		$3,500	$3,488

In July 2022, the Company drew down $600 million under the 364-day Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company expects the borrowing to be repaid by the end of 2022.

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

Revolving Credit Facilities
On April 12, 2022, the Company entered into a new $2.5 billion five-year revolving credit facility (the "2022 Five-Year Revolving Credit Facility"). The 2022 Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company's commercial paper and letter of credit issuance. On April 12, 2022, the Company entered into an updated $1 billion 364-day revolving credit facility (the "2022 $1B Revolving Credit Facility").

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $745 million at June 30, 2022. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $138 million at June 30, 2022. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility and the 2022 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at June 30, 2022.

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

As of June 30, 2022, the Company has recorded indemnification assets of $18 million within "Accounts and notes receivable - net" and $232 million within "Deferred charges and other assets" and indemnification liabilities of $129 million within "Accrued and other current liabilities" and $215 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

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

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. As of September 30, 2021, the initial escrow deposit was completed by all parties in accordance with the MOU. At June 30, 2022 and December 31, 2021, DuPont's $50 million deposit into the escrow account is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	Jun 30, 2022	Dec 31, 2021	Balance Sheet Classification
Current indemnified liabilities	$62	$37	Accrued and other current liabilities
Long-term indemnified liabilities	$124	$89	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$186	$126
1.As of June 30, 2022 and December 31, 2021, total indemnified liabilities accrued include $171 million and $112 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").
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

As of June 30, 2022, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EID of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EID, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EID and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation docket in federal court in South Carolina (the “SC MDL”). Since then, the SC MDL has grown and contains approximately 2,630 cases. Most of the actions in the SC MDL identify DuPont as a defendant only for fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the SC MDL contains multiple types of lawsuits including, but not limited to, approximately 2,380 personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. Three of the water provider contamination cases have been selected by the court as bellwether cases. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with plaintiffs’ counsel on these cases. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of June 30, 2022, the Company has liabilities of $25 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2022, the Company had accrued obligations of $261 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

In June of 2022, the EPA announced updated health advisories for various PFAS compounds in drinking water. Chemours received notice from the NC DEQ that its obligations under the Consent Order could be enlarged as a result of EPA’s announcement. At June 30, 2022, the Company recorded an incremental liability related to its indemnification obligations under the MOU. The increase primarily relates to incremental costs associated with activities at Chemours' site in Fayetteville, North Carolina under the Consent Order with the NC DEQ.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	Jun 30, 2022	Dec 31, 2021	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$40	$43	$102

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	45	46	66
MOU related obligations (discussed above) [3]	175	116	85
Other Environmental Indemnifications	1	—	2
Total environmental related liabilities	$261	$205	$255
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
3.The MOU related obligations at June 30, 2022 include the Company's estimate, (based on the limited information available to the Company as of the date of this report given the early stage of the process), of the impact of the June 2022 EPA announcement and related NC DEQ communication to Chemours on DuPont's indemnification liability. Chemours has informed the Company that it is continuing to estimate the impact of the EPA health advisories.

NOTE 17 - LEASES
The lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Operating lease costs	$28	$26	$55	$53

Operating cash flows from operating leases were $56 million and $52 million for the six months ended June 30, 2022 and 2021, respectively.

New operating lease assets and liabilities entered into during the six months ended June 30, 2022 and 2021 were $59 million and $23 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets [1]	$430	$422
Current operating lease liabilities [2]	90	92
Noncurrent operating lease liabilities [3]	343	337
Total operating lease liabilities	$433	$429
1.Included in "Deferred charges and other assets" in the Condensed Consolidated Balance Sheet.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheet.
3.Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheet.

Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate for Operating Leases	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.32	8.50
Weighted average discount rate	2.14%	2.01%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2022	Operating Leases
In millions
Remainder of 2022	$55
2023	90
2024	76
2025	54
2026	40
2027 and thereafter	168
Total lease payments	$483
Less: Interest	50
Present value of lease liabilities	$433
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

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). As of June 30, 2022, the Company repurchased and retired a total of 7.6 million shares for $0.5 billion under the 2022 Share Buyback Program.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expired on June 30, 2022 ("2021 Share Buyback Program"). At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion.

On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2022 and 2021:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(357)	5	18	(334)
Amounts reclassified from accumulated other comprehensive loss	—	6	—	6
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(173)	$84	$19	$(70)
Balance at June 30, 2021	$297	$(341)	$18	$(26)
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(945)	(7)	67	(885)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(945)	$(8)	$67	$(886)
Balance at June 30, 2022	$(1,033)	$65	$123	$(845)

The tax effects on the net activity related to each component of other comprehensive (loss) income were not significant for the three and six months ended June 30, 2022 and 2021.

A summary of the reclassifications out of AOCL for the three and six months ended June 30, 2022 and 2021 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Income Classification
In millions	2022	2021	2022	2021
Cumulative translation adjustments	$—	$—	$—	$184	See (1) below
Pension and other post-employment benefit plans	$(1)	$2	$(2)	$108	See (1) below
Tax expense (benefit)	1	—	1	(29)	See (1) below
After tax	$—	$2	$(1)	$79
Derivative instruments	$—	$—	$—	$1	See (1) below
Total reclassifications for the period, after tax	$—	$2	$(1)	$264
1. The activity for the three and six months ended June 30, 2022 is classified within the "Sundry income (expense) - net". The activity for the three and six months ended June 30, 2021 is classified almost entirely within "Income from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within "Sundry income (expense) - net" and "(Benefit from) provision for income taxes on continuing operations" as part of continuing operations.

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

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post-employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Service cost [1]	$11	$14	$23	$29
Interest cost [2]	13	10	27	21
Expected return on plan assets [3]	(25)	(26)	(52)	(54)
Amortization of prior service credit [4]	(2)	(1)	(3)	(2)
Amortization of unrecognized net loss [5]	—	4	1	7
Curtailment/settlement [6]	1	1	1	3
Net periodic benefit (credit) cost - total	$(2)	$2	$(3)	$4
Less: Net periodic benefit credit - discontinued operations	(2)	(2)	(5)	(2)
Net periodic benefit cost - continuing operations	$—	$4	$2	$6
1. The service cost from continuing operations was $6 million and $15 million for the three and six months ended June 30, 2022, respectively, compared with $11 million and $19 million for the three and six months ended June 30, 2021, respectively.
2. The interest cost from continuing operations was $11 million and $24 million for the three and six months ended June 30, 2022, respectively, compared with $9 million and $19 million for the three and six months ended June 30, 2021, respectively.
3. The expected return on plan assets from continuing operations was $17 million and $38 million for the three and six months ended June 30, 2022, respectively, compared with $20 million and $40 million for the three and six months ended June 30, 2021.
4. The amortization of prior service credit from continuing operations was $2 million for the three and six months ended June 30, 2022, respectively, compared with $1 million and $2 million for the three and six months ended June 30, 2021, respectively.
5. The amortization of unrecognized net loss from continuing operations was $1 million and $2 million or the three and six months ended June 30, 2022, respectively, compared with $4 million and $7 million for the three and six months ended June 30, 2021, respectively.
6. The curtailment and settlement loss from continuing operations was $1 million for the three and six months ended June 30, 2022 and $1 million and $3 million for the three and six months ended June 30, 2021, respectively.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $45 million by year-end 2022.

NOTE 20 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2021 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 17 million shares of common stock are available for award as of June 30, 2022.

DuPont recognized share-based compensation expense in continuing operations of $19 million for the three months ended June 30, 2022 and 2021, and $38 million and $34 million for the six months ended June 30, 2022 and 2021, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million for the three months ended June 30, 2022 and 2021, and $8 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.

In the first quarter of 2022, the Company granted 0.7 million RSUs, 0.5 million stock options and 0.3 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $75.12 per RSU, $17.41 per stock option and $81.55 per PSU. The stock options had a weighted-average exercise price per share of $75.05. There was minimal activity in the second quarter of 2022.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2022 and December 31, 2021:

Fair Value of Financial Instruments	June 30, 2022				December 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$322	$—	$—	$322	$841	$—	$—	$841
Restricted cash equivalents [1]	$61	$—	$—	$61	$65	$—	$—	$65
Marketable securities [2]	$8	$—	$—	$8	$—	$—	$—	$—
Total cash and restricted cash equivalents and marketable securities	$391	$—	$—	$391	$906	$—	$—	$906
Long-term debt including debt due within one year	$(10,636)	$56	$(100)	$(10,680)	$(10,632)	$—	$(1,963)	$(12,595)
Derivatives relating to:
Net investment hedge [3]	—	157	—	157	—	74	—	74
Foreign currency [4,5]	—	6	(24)	(18)	—	5	(10)	(5)
Interest rate swap agreements [6]	—	—	(11)	(11)	—	—	—	—
Total derivatives	$—	$163	$(35)	$128	$—	$79	$(10)	$69
1.At June 30, 2022 there was $8 million of restricted cash classified as "Prepaid and other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2021 there was $12 million of restricted cash classified as "Prepaid and other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheet. See Note 7 for more information on restricted cash.
2.Classified as "Prepaid and other current assets" in the Condensed Consolidated Balance Sheets.
3.Classified as "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.Classified as "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

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

The Company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The Company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly monitored and reported to management.

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2022	December 31, 2021
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(262)	$(625)
1.Presented net of contracts bought and sold.

Derivatives Designated in Hedging Relationships
Net Foreign Investment Hedge
In the second quarter of 2021, the Company entered into fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $1 billion to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1 billion at an interest rate of 4.73% for €819 million at a weighted average interest rate of 3.26%. The cross-currency swap is designated as a net investment hedge and expires on November 15, 2028.

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

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company’s long-term debt due to interest rate change movements. These swaps converted $1 billion of the Company’s $1.65 billion principal amount of fixed rate notes due 2038 into floating rate debt for the portion of their terms through 2032 with an interest rate based on the Secured Overnight Financing Rate ("SOFR"). Under the terms of the agreements, the Company agrees to exchange, at specified intervals, fixed for floating interest amounts based on the agreed upon notional principal amount. The interest rate swaps are designated as fair value hedges and expire on November 15, 2032.

The interest rate swaps are carried at fair value. Fair value hedge accounting has been applied and thus, changes in the fair value of these swaps and changes in the fair value of the related hedged portion of long-term debt will be presented and will net to zero in Sundry income (expense) – net in the interim Consolidated Statements of Operations.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $20 million and $7 million for the three months ended June 30, 2022 and 2021, respectively. There was a loss of $49 million and $27 million for the six months ended June 30, 2022 and 2021, respectively. The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2022	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$383
Marketable securities [2]	8
Derivatives relating to: [3]
Net investment hedge	157
Foreign currency contracts [4]	19
Total assets at fair value	$567
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$10,680
Derivatives relating to: [3]
Interest rate swap agreements	11
Foreign currency contracts [4]	37
Total liabilities at fair value	$10,728
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. Time deposits with maturities of greater than three months at time of acquisition.
3. See Note 21 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
4. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $13 million for both assets and liabilities as of June 30, 2022.
5. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms. Fair value includes fair value hedging adjustments related to the Company's interest rate swap agreements.

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
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
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

The historic Mobility & Material segment costs that are classified as discontinued operations include only direct operating expenses incurred by the M&M Businesses which the Company will cease to incur upon the close of the M&M Divestitures. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs is not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Electronics. & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three Months Ended June 30, 2022
Net sales	$1,527	$1,497	$298	$3,322
Operating EBITDA [2]	$480	$348	$1	$829
Equity in earnings of nonconsolidated affiliates	$9	$8	$3	$20
Three Months Ended June 30, 2021
Net sales	$1,320	$1,412	$372	$3,104
Operating EBITDA [2]	$424	$352	$4	$780
Equity in earnings of nonconsolidated affiliates	$10	$8	$2	$20
Six Months Ended June 30, 2022
Net sales	$3,063	$2,926	$607	$6,596
Operating EBITDA [2]	$956	$689	$2	$1,647
Equity in earnings of nonconsolidated affiliates	$19	$22	$5	$46
Six Months Ended June 30, 2021
Net sales	$2,620	$2,740	$761	$6,121
Operating EBITDA [2]	$860	$707	$16	$1,583
Equity in earnings of nonconsolidated affiliates	$19	$20	$4	$43
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses.
2.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2022 and 2021		Three Months Ended June 30,
In millions		2022	2021
Income from continuing operations, net of tax		$365	$395
+	Provision for income taxes on continuing operations	113	93
Income from continuing operations before income taxes		$478	$488
+	Depreciation and amortization	281	262
-	Interest income [1]	2	5
+	Interest expense	120	129
-	Non-operating pension/OPEB benefit [1]	6	7
-	Foreign exchange gains (losses), net [1]	9	(10)
+	Future reimbursable indirect costs	15	15
-	Significant items	48	112
Operating EBITDA		$829	$780
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Six Months Ended June 30, 2022 and 2021		Six Months Ended June 30,
In millions		2022	2021
Income from continuing operations, net of tax		$597	$781
+	Provision for income taxes on continuing operations	160	92
Income from continuing operations before income taxes		$757	$873
+	Depreciation and amortization	578	517
-	Interest income [1]	3	9
+	Interest expense	238	275
-	Non-operating pension/OPEB benefit [1]	13	13
-	Foreign exchange gains (losses), net [1]	4	(16)
+	Future reimbursable indirect costs	31	31
-	Significant items	(63)	107
Operating EBITDA		$1,647	$1,583
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(13)	$(13)
Gain on divestiture [2]	—	37	26	63
Intended Rogers Acquisition financing fees [3]	—	—	(2)	(2)
Total	$—	$37	$11	$48
1. Acquisition, integration and separation costs related to strategic initiatives including the sale of the Biomaterials business unit, the acquisition of Laird PM and the Intended Rogers Acquisition.
2. Reflected in "Sundry income (expense) - net."
3. Includes acquisition costs associated with the Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."

Significant Items by Segment for the Three Months Ended June 30, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(23)	$(23)
Restructuring and asset related charges - net [2]	(2)	—	(3)	(5)
Gain on divestiture [3]	—	—	140	140
Total	$(2)	$—	$114	$112
1. Acquisition, integration and separation costs related to strategic initiatives, which primarily includes the acquisition of Laird PM and the sale of the Solamet®, Biomaterials, and Clean Technologies business units.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Six Months Ended June 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(21)	$(21)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	26	63
Intended Rogers Acquisition financing fees [5]	—	—	(4)	(4)
Total	$(95)	$34	$(2)	$(63)
1. Acquisition, integration and separation costs related to strategic initiatives including the sale of the Biomaterials business unit, the acquisition of Laird PM and the Intended Rogers Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Relates to an impairment of an equity method investment. See Note 6 for additional information.
4. Reflected in "Sundry income (expense) - net."
5. Includes acquisition costs associated with the Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."

Significant Items by Segment for the Six Months Ended June 30, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(29)	$(29)
Restructuring and asset related charges - net [2]	(2)	—	(5)	(7)
Gain on divestiture [3]	2	—	141	143
Total	$—	$—	$107	$107
1. Acquisition, integration and separation costs related to strategic initiatives, which primarily includes the acquisition of Laird PM and the sale of the Solamet®, Biomaterials, and Clean Technologies business units.
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

As of June 30, 2022, the Company has $2.1 billion of working capital and approximately $1.4 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Intended Divestitures
On February 17, 2022, DuPont entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") to divest a majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”) for $11 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement. Closing is expected around the end of 2022, subject to customary closing conditions and regulatory approvals. The Company also announced on February 18, 2022 that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"), subject to entry into a definitive agreement and satisfaction of closing conditions. The Delrin® Divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represent a strategic shift that will have a major impact on DuPont's operations and results.

The financial position of DuPont as of June 30, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the Delrin® Divestiture (the "M&M Businesses") as assets and liabilities held for sale, presented as discontinued operations. The results of operations for the three and six months ended June 30, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported within the historic Mobility & Materials segment, (the "Retained Businesses") are not included in the scope of the M&M Divestitures. Effective with the signing of the transaction agreement, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively applied for all periods presented.

Biomaterials
In the second quarter of 2022, the Company completed the sale of its Biomaterials business unit, within Corporate & Other. See Note 4 to the interim Consolidated Financial Statements for additional information.

Macroeconomic Conditions
Certain macroeconomic factors, including the inflationary cost environment and supply chain disruptions, along with the novel coronavirus (“COVID-19”) and its variants, continue to adversely impact the global economy, including certain suppliers of the

Company’s key raw materials. Within the second quarter of 2022, while end-market demand remained strong, the Company experienced rising costs of raw materials due to inflationary pressures and experienced supply chain challenges partially driven by COVID-19, including the impact of government-mandated lockdowns in China. At this time, the Company is not able to predict the extent to which these macroeconomic events may impact its consolidated results of operations or financial condition.

Russia, Belarus, Ukraine
With respect to the war in the Ukraine, the Company’s business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments. In the second quarter of 2022, the Company exited substantially all business operations in Russia, the net sales from which are less than one percent of DuPont’s consolidated net sales in 2021. The Company does not have operations in the Ukraine. DuPont has experienced supply chain challenges and increased logistics, raw material and energy costs due in part to the negative impact on the global economy from the ongoing war in Ukraine. The extent to which the conflict may continue to impact DuPont in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and the extent of supply chain disruptions. DuPont will continue to monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

Dividends
On June 30, 2022, the Company announced that its Board declared a third quarter dividend of $0.33 per share payable on September 15, 2022, to shareholders of record on July 29, 2022.

On April 21, 2022, the Board of Directors declared a second quarter dividend of $0.33 per share, which was paid on June 15, 2022, to shareholders of record on May 31, 2022.

Laird Acquisition
On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International. The Company paid for the acquisition from existing cash balances. See Note 3 to the interim Consolidated Financial Statements and “Liquidity and Capital Resources” for more information.

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

The results of operations of DuPont for the three and six months ended June 30, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable periods. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 4 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net sales	$3,322	$3,104	$6,596	$6,121

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	2%	(3)%	6%	11%	16%	1%	(2)%	7%	11%	17%
Water & Protection	12	(3)	(3)	—	6	11	(3)	(1)	—	7
Corporate & Other [1]	12	(2)	(3)	(27)	(20)	11	(2)	(4)	(25)	(20)
Total	8%	(3)%	1%	1%	7%	7%	(2)%	2%	1%	8%
U.S. & Canada	12%	—%	1%	—%	13%	11%	—%	4%	—%	15%
EMEA [2]	9	(8)	(1)	2	2	9	(7)	—	1	3
Asia Pacific	4	(3)	2	2	5	3	(2)	2	2	5
Latin America	10	1	4	1	16	8	—	4	2	14
Total	8%	(3)%	1%	1%	7%	7%	(2)%	2%	1%	8%
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2022 of $3.3 billion, up 7 percent from $3.1 billion for the three months ended June 30, 2021, due to an 8 percent increase in local price and product mix, a 1 percent increase in volume, and a 1 percent increase in portfolio actions, partially offset by a 3 percent unfavorable currency impact. Local price and product mix increased across all operating segments, primarily within Water & Protection (up 12 percent), Corporate & Other (up 12 percent) and Electronics & Industrial (up 2 percent). Local price and product mix increased across all regions. Volume increase was driven by Electronics & Industrial (up 6 percent), partially offset by Water & Protection (down 3 percent) and Corporate & Other (down 3 percent). Portfolio and other changes contributed 1 percent growth as the addition of Laird PM in Electronics & Industrial (up 11 percent) was partially offset by declines within Corporate & Other (down 27 percent) due to the sale of businesses. Currency was down 3 percent compared with the same period last year, primarily driven by the weakening of the euro against the U.S. dollar in EMEA (down 8 percent).

Net sales for the six months ended June 30, 2022 were $6.6 billion, up 8 percent from $6.1 billion for the six months ended June 30, 2021, due to a 7 percent increase in local price and product mix, a 2 percent increase in volume, and a 1 percent increase in portfolio actions, partially offset by a 2 percent unfavorable currency impact. Local price and product mix increased across all operating segments, Water & Protection (up 11 percent), Corporate & Other (up 11 percent) and Electronics & Industrial (up 1 percent). Local price and product mix increased across all regions. Volume increase was driven by Electronics & Industrial (up 7 percent), partially offset by Corporate & Other (down 4 percent) and Water & Protection (down 1 percent). Portfolio and other changes contributed 1 percent growth as the addition of Laird PM in Electronics & Industrial (up 11 percent) was partially offset by declines within Corporate & Other (down 25 percent) due to the sale of businesses. Currency was down 2 percent compared with the same period last year, primarily driven by the weakening of the euro against the U.S. dollar in EMEA (down 7 percent).

Cost of Sales
Cost of sales was $2.1 billion for the three months ended June 30, 2022, up from $2.0 billion for the three months ended June 30, 2021. Cost of sales increased for the three months ended June 30, 2022 primarily due to increased sales volume, higher raw materials costs and higher logistics costs.

Cost of sales as a percentage of net sales for the three months ended June 30, 2022 was 65 percent compared with 63 percent for the three months ended June 30, 2021.

For the six months ended June 30, 2022, cost of sales was $4.3 billion, up from $3.8 billion for the six months ended June 30, 2021. Cost of sales increased for the six months ended June 30, 2022 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs.

Cost of sales as a percentage of net sales for the six months ended June 30, 2022 was 65 percent compared with 62 percent for the six months ended June 30, 2021.

Research and Development Expenses ("R&D")
R&D expenses totaled $141 million in the second quarter of 2022, up from $133 million in the second quarter of 2021. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended June 30, 2022 and 2021.

For the first six months of 2022, R&D expenses totaled $284 million up from $272 million in the first six months of 2021. R&D as a percentage of net sales was consistent period over period at 4 percent for the six months ended June 30, 2022 and 2021.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $385 million in the second quarter of 2022, down from $395 million in the second quarter of 2021. SG&A as a percentage of net sales was 12 percent and 13 percent for the three months ended June 30, 2022 and 2021, respectively. The decline for the three months ended June 30, 2022 as compared with the same period of the prior year was primarily due to currency fluctuations and lower personnel related expenses.

For the first six months of 2022, SG&A expenses totaled $774 million, down from $790 million in the first six months of 2021. SG&A as a percentage of net sales was 12 percent and 13 percent for the six months ended June 30, 2022 and 2021, respectively. The decline for the six months ended June 30, 2022 as compared with the same period of the prior year was primarily due to currency fluctuations and lower personnel related expenses.

Amortization of Intangibles
Amortization of intangibles was $148 million in the second quarter of 2022, up from $127 million in the second quarter of 2021. In the first six months of 2022, amortization of intangibles was $301 million, up from $252 million in the same period of the prior year. The increase for the three and six months ended June 30, 2022 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the July 1, 2021 Laird PM acquisition.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were zero in the second quarter of 2022, down from $5 million in the second quarter of 2021. The activity in the second quarter of 2021 is primarily related to the 2020 Restructuring Program.

In the first six months of 2022, restructuring and asset related charges - net were $101 million, up from $7 million in the same period last year. The activity for the six months of 2022 includes a $94 million impairment charge related to an equity method investment. The activity for the six months of 2021 is primarily related to the 2020 Restructuring Program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $13 million in the second quarter of 2022, down from $21 million in the second quarter of 2021. In the first six months of 2022, acquisition, integration and separation costs were $23 million, down from $29 million in the same period of the prior year. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and six months ended June 30, 2022 these costs were primarily related to costs associated with the divestiture of the Biomaterials business unit, the prior year acquisition of Laird PM and the Intended Rogers Acquisition. Comparatively, for the three and six months ended June 30, 2021 these costs were primarily associated with the execution of activities related to strategic initiatives including the divestiture of the Biomaterials business unit in May 2022, the prior year acquisition of Laird PM and the divestitures of the Clean Technologies and Solamet® business units. See Note 3 to the interim Consolidated Financial Statements for additional information.

Separation costs associated with the M&M Divestitures are reported within "Income from discontinued operations, net of tax" in the interim Consolidated Statements of Operations. See Note 4 to the interim Consolidated Financial Statements for additional information.
Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $20 million in the second quarter of 2022 and 2021. In the first six months of 2022, the Company's share of the earnings of nonconsolidated affiliates was $46 million, up from $43 million in the first six months of 2021. The increase is primarily due to higher equity earnings across the portfolio in the first quarter of 2022.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the second quarter of 2022 was income of $94 million compared with income of $135 million in the second quarter of 2021. The second quarter of 2022 included income related to non-operating pension and other post-employment benefit credits of $6 million, foreign currency exchange gains of $9 million and net gain on the sale of the Biomaterials division of $26 million and $37 million related to a stock sale within the Water & Protection segment. The second quarter of 2021 included benefits related to the sale of assets within Corporate & Other of $140 million and income related to non-operating pension and other post-employment benefit credits of $7 million, partially offset by foreign currency exchange losses of $10 million.

In the first six months of 2022, sundry income (expense) - net was income of $97 million compared with income of $154 million. The first six months of 2022 included benefits related to income related to non-operating pension and other post-employment benefit credits of $13 million, miscellaneous income of $8 million, foreign currency exchange gains of $4 million and net gain on the sale of the Biomaterials division of $26 million and $37 million related to a stock sale within the Water & Protection segment. The first six months of 2021 included benefits related to the sale of assets within Corporate & Other and the Electronics & Industrial segment of $140 million and $24 million, respectively, and income related to non-operating pension and other post-employment benefit credits of $13 million, partially offset by miscellaneous expenses of $19 million and foreign currency exchange losses of $16 million.

Interest Expense
Interest expense was $122 million and $129 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $242 million and $275 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense for both the three and six months ended June 30, 2022 compared to the same period of the prior year primarily relates to the reduction in long-term debt following the N&B Transaction, specifically the early repayment of the $3.0 billion Term Loan Facilities in February 2021 and the redemption of the May 2020 notes completed in May 2021. Refer to Note 15 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2022 was 23.6 percent, compared with an effective tax rate of 19.1 percent for the second quarter of 2021. The effective tax rate differential for the second quarter of 2022 was principally the result of a $9 million tax expense due to a change in valuation allowance associated with forecasted U.S. branch foreign tax credit utilization. The effective tax rate differential for the second quarter of 2021 included a $12 million tax benefit relating to the impact of changes in tax law enacted during the quarter. For the first six months of 2022, the effective tax rate on continuing operations was 21.1 percent, compared with 10.5 percent for the first six months of 2021. The effective tax rate for the second quarter and for the first six months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

SEGMENT RESULTS
Effective February 2022, the revenues and certain expenses of the M&M Businesses were classified as discontinued operations in the current and historical periods. The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historic Mobility & Materials segment (the "Retained Businesses") are not in the scope of the M&M Divestitures. Effective with the signing of the Transaction Agreement, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively reflected for all periods presented.

The Mobility & Material Businesses costs that are classified as discontinued operations include only direct operating expenses incurred by the M&M Businesses which the Company will cease to incur upon the close of the M&M Divestitures. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

Electronics & Industrial	Three Months Ended		Six Months Ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$1,527	$1,320	$3,063	$2,620
Operating EBITDA	$480	$424	$956	$860
Equity earnings	$9	$10	$19	$19

Electronics & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2022	June 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	1%
Currency	(3)	(2)
Volume	6	7
Portfolio & other	11	11
Total	16%	17%

Electronics & Industrial net sales were $1,527 million for the three months ended June 30, 2022, up 16 percent from $1,320 million for the three months ended June 30, 2021. Net sales increased due to an 11 percent increase in portfolio, a 6 percent increase in volume and a 2 percent increase in local price, partially offset by 3 percent unfavorable currency impact. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by continued transition to more advanced node technologies, growth in high performance computing, 5G communications and data centers. Volume gains in Industrial Solutions were driven by growth in display materials, healthcare and industrial markets. Within Interconnect Solutions, volume gains in industrial markets were more than offset by weakness in smartphones, personal computing and automotive markets.
Operating EBITDA was $480 million for the three months ended June 30, 2022, up 13 percent compared with $424 million for the three months ended June 30, 2021 primarily driven by the acquisition of Laird PM, volume growth and price gains, partially offset by higher raw materials and logistics costs.
Electronics & Industrial net sales were $3,063 million for the six months ended June 30, 2022, up 17 percent from $2,620 million for the six months ended June 30, 2021. Net sales increased due to an 11 percent increase in portfolio, a 7 percent increase in volume and a 1 percent increase in local price, partially offset by 2 percent unfavorable currency impact. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by transition to more advanced node technologies, growth in high performance computing and 5G communications. Within Industrial Solutions, volume gains were driven by growth in display materials, healthcare and industrial markets. Within Interconnect Solutions, volume gains in industrial markets were more than offset by weakness in consumer electronics.
Operating EBITDA was $956 million for the six months ended June 30, 2022, up 11 percent compared with $860 million for the six months ended June 30, 2021 driven by the acquisition of Laird PM, strong volume growth and price gains, partially offset by higher raw materials and logistics costs and the absence of a gain on an asset sale.

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

Water & Protection	Three Months Ended		Six Months Ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$1,497	$1,412	$2,926	$2,740
Operating EBITDA	$348	$352	$689	$707
Equity earnings	$8	$8	$22	$20

Water & Protection	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2022	June 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	12%	11%
Currency	(3)	(3)
Volume	(3)	(1)
Portfolio & other	—	—
Total	6%	7%

Water & Protection net sales were $1,497 million for the three months ended June 30, 2022, up 6 percent from $1,412 million for the three months ended June 30, 2021. Net sales increased due to a 12 percent increase in local price, partially offset by a 3 percent decrease in volume and a 3 percent unfavorable currency impact. Strong demand in Shelter Solutions in residential construction markets and continued growth in commercial construction were offset by volume declines in Safety Solutions. Within Water & Protection pricing actions throughout the segment were driven by Shelter Solutions and Safety Solutions.

Operating EBITDA was $348 million for the three months ended June 30, 2022, down 1 percent compared with $352 million for the three months ended June 30, 2021 as pricing actions were more than offset by volume declines and higher raw material, logistics and energy costs.
Water & Protection net sales were $2,926 million for the six months ended June 30, 2022, up 7 percent from $2,740 million for the six months ended June 30, 2021. Net sales increased due to a 11 percent increase in local price, partially offset by a 3 percent unfavorable currency impact and a 1 percent decrease in volume. Strong demand in Shelter Solutions in residential construction markets and improvement in commercial construction as well as increased demand for water technologies within Water Solutions were offset by volume declines in Safety Solutions. Within Water & Protection pricing actions throughout the segment were driven by Shelter Solutions and Safety Solutions.
Operating EBITDA was $689 million for the six months ended June 30, 2022, down 3 percent compared with $707 million for the six months ended June 30, 2021 as pricing actions were more than offset changes in product mix, higher raw material, logistics and energy costs, and volume declines.

Corporate & Other
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported in the historic Mobility & Materials segment. Related to the M&M Divestitures, Corporate & Other includes Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of previously divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	Three Months Ended		Six Months Ended
In millions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$298	$372	$607	$761
Operating EBITDA	$1	$4	$2	$16
Equity earnings	$3	$2	$5	$4

Corporate & Other net sales were $298 million for the three months ended June 30, 2022, down from $372 million for the three months ended June 30, 2021. Net sales primarily decreased due to the divestitures of the Biomaterials business in May 2022 and the Clean Technologies and Solamet® businesses in the second half of 2021.

Corporate & Other net sales were $607 million for the six months ended June 30, 2022, down from $761 million for the six months ended June 30, 2021. Net sales primarily decreased due to the divestitures of the Clean Technologies and Solamet® businesses in the second half of 2021.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2021 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2022.

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

In millions	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,439	$1,972
Total debt	$11,286	$10,782

The Company's cash and cash equivalents at June 30, 2022 and December 31, 2021 were $1.4 billion and $2.0 billion, respectively, of which $1.2 billion at June 30, 2022 and $1.4 billion at December 31, 2021 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to repatriation activities partly offset by operating cash flows during the period. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at June 30, 2022 and December 31, 2021 was $11.3 billion and $10.8 billion, respectively. The increase was primarily due to the increase in commercial paper issuances.

As of June 30, 2022, the Company is contractually obligated to make future cash payments of $10.7 billion and $5.7 billion associated with principal and interest, respectively, on debt obligations assuming held to maturity. Related to the principal balance, all payments will be due subsequent to December 31, 2022. Related to interest, $509 million will be due in the next twelve months and the remainder will be due subsequent to June 30, 2023.

Special Cash Payment
In connection with and in accordance with the terms of the N&B Transaction, prior to consummation of the Exchange Offer and the N&B Merger, DuPont received a one-time cash payment of approximately $7.3 billion, (the "Special Cash Payment") pursuant to the terms of the N&B Separation and Distribution Agreement. The Company utilized the Special Cash Payment to repay the $3 billion Term Loan Facilities and used a portion of the Special Cash Payment to redeem the May 2020 Notes, as discussed below.

Term Loan Facilities
On February 1, 2021, the Company terminated its fully drawn $3 billion term loan facilities. The termination triggered the repayment of the aggregate outstanding principal amount of $3 billion, plus accrued and unpaid interest through and including January 31, 2021. The Company funded the repayment with proceeds from the Special Cash Payment.

Revolving Credit Facilities
On April 12, 2022, the Company entered into a new $2.5 billion five-year revolving credit facility (the "Five-Year Revolving Credit Facility"). As of the effectiveness of the Five-Year Revolving Credit Facility, the Company's prior $3 billion five-year revolving credit facility entered in May 2019 was terminated. All material conditions and covenants in the Five-Year Revolving Credit Facility are consistent with those of the prior, terminated credit facility. The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.

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

In July 2022, the Company drew down $600 million under the 2021 $1B Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company expects the borrowing to be repaid by the end of 2022.

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

Concurrent with the signing of the definitive agreement, the Company entered into a Bridge Commitment Letter (the "Bridge Letter") in an aggregate principal amount of $5.2 billion to secure committed financing for the Intended Rogers Acquisition. On November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion (the "2021 Term Loan Facility"). The 2021 Term Loan Facility is intended to fund the Intended Rogers Acquisition and will be drawn upon contemporaneously with the close of the Intended Rogers Acquisition. The 2021 Term Loan Facility is required to be repaid upon completion of the M&M Divestiture. Commensurate with the entry into the 2021 Term Loan Facility, the commitments under the Bridge Letter were terminated.

The acquisition of Rogers is expected to close in the third quarter of 2022 subject to regulatory approvals and other customary closing conditions.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At July 30, 2022, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility, the 2022 $1B Revolving Credit Facilities and the revolving credit facilities entered into in 2022 contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2022, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B and the M&M Divestitures have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, as applicable.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2022	June 30, 2021
Cash provided by (used for):
Operating activities	$295	$818
Investing activities	$(90)	$(329)
Financing activities	$(674)	$(5,256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(78)	$(28)
Cash Flows from Operating Activities
In the first six months of 2022, cash provided by operating activities was $295 million, compared with $818 million in the same period last year. The decrease in cash provided by operating activities was primarily due to lower earnings versus the prior period and an increase in the use of cash related to net working capital and other assets and liabilities.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	June 30, 2022	December 31, 2021
In millions (except ratio)
Current assets	$6,249	$6,639
Current liabilities	4,152	3,518
Net working capital	$2,097	$3,121
Current ratio	1.51:1	1.89:1
1.Net working capital has been presented to exclude the assets and liabilities related to the M&M Divestitures. The assets and liabilities related to the M&M Divestitures are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows from Investing Activities
In the first six months of 2022, cash used for investing activities was $90 million, compared with cash used for investing activities of $329 million in the first six months of 2021. The decrease in cash usage was primarily attributable to a decrease in capital expenditures and an increase in proceeds from sales of businesses.

Cash Flows from Financing Activities
In the first six months of 2022, cash used for financing activities was $674 million compared with cash used for financing activities of $5,256 million in the same period last year. The decrease in cash used for financing activities is primarily attributable to the absence of long-term debt reduction in the current period compared to the prior year period, which included the redemption of the May 2020 Notes and repayment of the $3 billion term loan, as well as a decrease in repurchases of common stock versus the prior year period.

Dividends
On June 30, 2022, the Company announced that its Board declared a third quarter dividend of $0.33 per share payable on September 15, 2022, to shareholders of record on July 29, 2022.

On April 21, 2022, the Board of Directors declared a second quarter dividend of $0.33 per share, which was paid on June 15, 2022, to shareholders of record on May 31, 2022.

On February 7, 2022, the Board of Directors declared a first quarter 2022 dividend of $0.33 per share, paid on March 15, 2022, to shareholders of record on February 28, 2022.

Share Buyback Programs
In February 2022, the Company's Board of Directors authorized $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). As of June 30, 2022, the Company repurchased and retired a total of 7.6 million shares for $0.5 billion under the 2022 Share Buyback Program. Management currently anticipates completing the 2022 Share Buyback Program within the 2022 calendar year.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expired on June 30, 2022 ("2021 Share Buyback Program"). At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion.

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

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $45 million by year-end 2022 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $55 million inception to date, comprised of $33 million of severance and related benefit costs and $22 million of asset related charges. At June 30, 2022, total liabilities related to the 2021 Restructuring Actions were $19 million for severance and related benefits. Actions related to the 2021 Restructuring Program are substantially complete.

In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $159 million inception-to-date, consisting of severance and related benefit costs of $107 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $3 million primarily related to the payment of severance and related benefits.

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

As of June 30, 2022, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
April	—	$—	—	$1,000
May	5,881,591	64.76	5,881,591	619
June	1,756,860	67.79	1,756,860	500
Second Quarter 2022	7,638,451	$65.46	7,638,451	$500

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
Date: August 4, 2022

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware