Form 10-Q
period 2022-09-30
DuPont de Nemours, Inc.
filed 2022-11-08
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The registrant had 496,788,948 shares of common stock, $0.01 par value, outstanding at November 4, 2022.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2022

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the possibility that the Company may fail to realize the anticipated benefits of the $5 billion share repurchase program announced on November 8, 2022 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2024; (ii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures, (including in connection with the divestiture of the majority of its historic Mobility & Materials segment to Celanese completed on November 1, 2022, and DuPont’s pursuit of plans to divest the Delrin® acetal homopolymer business), and other portfolio changes actions and impact of changes in relevant tax and other laws; (iii) indemnification of certain legacy liabilities; (iv) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours; (v) failure to timely close on anticipated terms (or at all), realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes; (vi) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs, related to operational and supply chain impacts or disruptions, which may result from, among other events, the COVID-19 pandemic and actions in response to it, and geo-political and weather related events; (vii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (viii) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (ix) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2022	2021	2022	2021
Net sales	$3,317	$3,199	$9,913	$9,320
Cost of sales	2,095	2,032	6,354	5,852
Research and development expenses	129	137	413	409
Selling, general and administrative expenses	356	411	1,130	1,201
Amortization of intangibles	146	158	447	410
Restructuring and asset related charges - net	—	1	101	8
Acquisition, integration and separation costs	7	29	28	58
Equity in earnings of nonconsolidated affiliates	16	22	62	65
Sundry income (expense) - net	26	1	123	155
Interest expense	128	115	370	390
Income from continuing operations before income taxes	498	339	1,255	1,212
Provision for income taxes on continuing operations	139	80	299	172
Income from continuing operations, net of tax	359	259	956	1,040
Income from discontinued operations, net of tax	17	145	723	5,249
Net income	376	404	1,679	6,289
Net income attributable to noncontrolling interests	9	13	37	26
Net income available for DuPont common stockholders	$367	$391	$1,642	$6,263

Per common share data:
Earnings per common share from continuing operations - basic	$0.69	$0.48	$1.81	$1.86
Earnings per common share from discontinued operations - basic	0.05	0.27	1.44	9.49
Earnings per common share - basic	$0.73	$0.75	$3.25	$11.35
Earnings per common share from continuing operations - diluted	$0.69	$0.48	$1.80	$1.86
Earnings per common share from discontinued operations - diluted	0.05	0.27	1.44	9.46
Earnings per common share - diluted	$0.73	$0.75	$3.24	$11.32

Weighted-average common shares outstanding - basic	499.4	521.5	505.6	551.7
Weighted-average common shares outstanding - diluted	500.4	523.1	506.9	553.1
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2022	2021	2022	2021
Net income	$376	$404	$1,679	$6,289
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(837)	(189)	(1,802)	(554)
Pension and other post-employment benefit plans	29	12	21	23
Derivative instruments	42	20	109	38
Split-off of N&B	—	—	—	258
Total other comprehensive loss	(766)	(157)	(1,672)	(235)
Comprehensive (loss) income	(390)	247	7	6,054
Comprehensive income attributable to noncontrolling interests, net of tax	1	12	9	17
Comprehensive (loss) income attributable to DuPont	$(391)	$235	$(2)	$6,037
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$1,785	$1,972
Accounts and notes receivable - net	2,257	2,159
Inventories	2,359	2,086
Prepaid and other current assets	216	177
Assets held for sale	—	245
Assets of discontinued operations	7,733	7,664
Total current assets	14,350	14,303
Property, plant and equipment - net of accumulated depreciation (September 30, 2022 - $4,227; December 31, 2021 - $4,142)	5,477	5,753
Other Assets
Goodwill	16,302	16,981
Other intangible assets	5,550	6,222
Restricted cash and cash equivalents	103	53
Investments and noncurrent receivables	779	919
Deferred income tax assets	122	116
Deferred charges and other assets	1,416	1,360
Total other assets	24,272	25,651
Total Assets	$44,099	$45,707
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1,287	$150
Accounts payable	2,061	2,102
Income taxes payable	284	201
Accrued and other current liabilities	990	1,040
Liabilities related to assets held for sale	—	25
Liabilities of discontinued operations	1,392	1,413
Total current liabilities	6,014	4,931
Long-Term Debt	10,564	10,632
Other Noncurrent Liabilities
Deferred income tax liabilities	464	1,459
Pension and other post-employment benefits - noncurrent	625	762
Other noncurrent obligations	929	873
Total other noncurrent liabilities	2,018	3,094
Total Liabilities	18,596	18,657
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2022: 496,738,067 shares; 2021: 511,792,785 shares)	5	5
Additional paid-in capital	49,199	49,574
Accumulated deficit	(22,692)	(23,187)
Accumulated other comprehensive (loss) income	(1,603)	41
Total DuPont stockholders' equity	24,909	26,433
Noncontrolling interests	594	617
Total equity	25,503	27,050
Total Liabilities and Equity	$44,099	$45,707
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2022	2021
Operating Activities
Net income	$1,679	$6,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	1,094
Credit for deferred income tax and other tax related items	(977)	(182)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	10	(41)
Net periodic benefit (credit) cost	(6)	2
Periodic benefit plan contributions	(51)	(62)
Net gain on sales and split-offs of assets, businesses and investments	(73)	(5,117)
Restructuring and asset related charges - net	101	15
Inventory step-up amortization	—	12
Other net loss	39	128
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(342)	(399)
Inventories	(688)	(515)
Accounts payable	194	379
Other assets and liabilities, net	(78)	57
Cash provided by operating activities	714	1,660
Investing Activities
Capital expenditures	(558)	(707)
Proceeds from sales of property and businesses, net of cash divested	364	285
Acquisitions of property and businesses, net of cash acquired	5	(2,323)
Purchases of investments	(15)	(2,001)
Proceeds from sales and maturities of investments	15	2,001
Other investing activities, net	4	18
Cash used for investing activities	(185)	(2,727)
Financing Activities
Changes in short-term borrowings	1,137	—
Proceeds from credit facility	600	—
Proceeds from issuance of long-term debt transferred to IFF at split-off	—	1,250
Repayment of credit facility	(600)	—
Payments on long-term debt	—	(5,000)
Purchases of common stock	(1,125)	(1,643)
Proceeds from issuance of Company stock	83	110
Employee taxes paid for share-based payment arrangements	(25)	(26)
Distributions to noncontrolling interests	(35)	(34)
Dividends paid to stockholders	(500)	(476)
Cash transferred to IFF and subsequent adjustments	(11)	(100)
Other financing activities, net	(4)	(2)
Cash used for financing activities	(480)	(5,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(191)	(49)
Decrease in cash, cash equivalents and restricted cash	(142)	(7,037)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,037	8,733
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	39	42
Cash, cash equivalents and restricted cash at beginning of period	2,076	8,775
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,896	1,700
Cash, cash equivalents and restricted cash from discontinued operations, end of period	38	38
Cash, cash equivalents and restricted cash at end of period	$1,934	$1,738
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2022 and 2021

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	6,263	—	—	26	6,289
Other comprehensive loss	—	—	—	(226)	—	(9)	(235)
Dividends ($0.90 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	110	—	—	—	—	110
Stock-based compensation	—	30	—	—	—	—	30
Contributions from non-controlling interests	—	—	—	—	—	84	84
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Purchases of treasury stock	—	—	—	—	(1,643)	—	(1,643)
Retirement of treasury stock	—	—	(1,643)	—	1,643	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	(1)	—	—	—	—	(1)
Balance at September 30, 2021	$5	$49,702	$(22,892)	$(182)	$—	$606	$27,239

Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	1,642	—	—	37	1,679
Other comprehensive loss	—	—	—	(1,644)	—	(28)	(1,672)
Dividends ($0.99 per common share)	—	(500)	—	—	—	—	(500)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	42	—	—	—	—	42
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(35)	(35)
Purchases of treasury stock	—	—	—	—	(1,125)	—	(1,125)
Retirement of treasury stock	—	—	(1,125)	—	1,125	—	—
Other	—	—	(22)	—	—	1	(21)
Balance at September 30, 2022	$5	$49,199	$(22,692)	$(1,603)	$—	$594	$25,503
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2022 and 2021

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2021	$5	$49,681	$(22,783)	$(26)	$—	$587	$27,464
Net income	—	—	391	—	—	13	404
Other comprehensive loss	—	—	—	(156)	—	(1)	(157)
Common stock issued/sold	—	2	—	—	—	—	2
Stock-based compensation	—	17	—	—	—	—	17
Contributions from non-controlling interests	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	(10)	(10)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Other	—	2	—	—	—	—	2
Balance at September 30, 2021	$5	$49,702	$(22,892)	$(182)	$—	$606	$27,239

Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137
Net income	—	—	367	—	—	9	376
Other comprehensive loss	—	—	—	(758)	—	(8)	(766)
Stock-based compensation	—	23	—	—	—	—	23
Distributions to non-controlling interests	—	—	—	—	—	(15)	(15)
Purchases of treasury stock	—	—	—	—	(250)	—	(250)
Retirement of treasury stock	—	—	(250)	—	250	—	—
Other	—	—	(1)	—	—	(1)	(2)
Balance at September 30, 2022	$5	$49,199	$(22,692)	$(1,603)	$—	$594	$25,503
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

Mobility & Materials
On November 1, 2022 DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The Company had previously entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") on February 17, 2022. Refer to Note 4 and Note 24 - Subsequent Events for further information. In addition, on February 18, 2022, the Company announced it is advancing the process to divest its Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions. The Delrin® divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represent a strategic shift that will have a major impact on DuPont's operations and results. See Note 4 for more information.

The financial position of DuPont as of September 30, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the divestiture of Delrin® (the "M&M Businesses") as discontinued operations. The results of operations for the three and nine months ended September 30, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

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

The results of operations of DuPont for the three and nine months ended September 30, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable periods. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2022
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

In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2022-04 to its related disclosures.

NOTE 3 - ACQUISITIONS
Intended Rogers Acquisition
On November 2, 2021, the Company announced that it had entered into a definitive agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion (the “Intended Rogers Acquisition”). On November 1, 2022, the Company announced the termination of the agreement, as DuPont and Rogers have been unable to obtain timely clearance from all the required regulators. DuPont paid Rogers a termination fee of $162.5 million in accordance with the agreement on November 2, 2022. Refer to Note 24 - Subsequent Events for additional information.

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

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and nine months ended September 30, 2022 these costs were primarily related to costs associated with the divestiture of the Biomaterials business unit, the prior year acquisition of Laird PM and the Intended Rogers Acquisition. Comparatively, for the three and nine months ended September 30, 2021 these costs were primarily associated with the execution of activities related to strategic initiatives including the divestiture of the Biomaterials business unit in May 2022, the prior year acquisition of Laird PM and the divestitures of the Clean Technologies and Solamet® business units.

These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Acquisition, integration and separation costs	$7	$29	$28	$58

NOTE 4 - DIVESTITURES
Mobility & Materials Divestiture

On November 1, 2022 DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). On February 17, 2022, the Company entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese"). Refer to Note 24 - Subsequent Events for additional information. The Company also announced on February 18, 2022 that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions. As of September 30, 2022, the Company anticipates a closing date for the sale of Delrin® within a year.

The Company has determined that the M&M Businesses meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the M&M Businesses are presented as discontinued operations as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$988	$1,072	$3,100	$3,062
Cost of sales	771	746	2,357	2,093
Research and development expenses	12	15	41	47
Selling, general and administrative expenses	25	64	110	189
Amortization of intangibles	—	38	28	120
Restructuring and asset related charges - net	—	—	—	5
Acquisition, integration and separation costs	135	—	357	—
Equity in (losses) earnings of nonconsolidated affiliates	(5)	3	(7)	11
Sundry income (expense) - net	7	7	—	15
Income from discontinued operations before income taxes	47	219	200	634
Provision for (benefit from) income taxes on discontinued operations	21	45	(607)	136
Income from discontinued operations, net of tax	26	174	807	498
Net (loss) income from discontinued operations attributable to noncontrolling interests	(7)	4	(5)	14
Income from discontinued operations attributable to DuPont stockholders, net of tax	$33	$170	$812	$484

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the M&M Businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Depreciation and amortization	$—	$70	$45	$214
Capital expenditures [1]	$22	$17	$64	$41
1.Total capital expenditures are presented on a cash basis.

The following table summarizes the major classes of assets and liabilities of the M&M Businesses classified as held for sale presented as discontinued operations at September 30, 2022 and December 31, 2021:

In millions	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$38	$39
Accounts and notes receivable - net	624	552
Inventories	1,072	776
Other current assets	45	59
Property, plant and equipment - net	1,193	1,213
Goodwill	2,432	2,597
Other intangible assets	2,127	2,220
Investments and noncurrent receivables	52	62
Deferred income tax assets	21	27
Deferred charges and other assets	129	119
Total assets of discontinued operations	$7,733	$7,664
Liabilities
Accounts payable	$552	$510
Income taxes payable	41	77
Accrued and other current liabilities	137	157
Deferred income tax liabilities	537	515
Pension and other post employment benefits - noncurrent	55	90
Other noncurrent liabilities	70	64
Total liabilities of discontinued operations	$1,392	$1,413

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

The results of operations of N&B are presented as discontinued operations as summarized below:

Nine Months Ended September 30, 2021
In millions
Net sales	$507
Cost of sales	354
Research and development expenses	21
Selling, general and administrative expenses	47
Amortization of intangibles	38
Restructuring and asset related charges - net	1
Acquisition, integration and separation costs	172
Sundry income (expense) - net	8
Interest expense	13
Loss from discontinued operations before income taxes	(131)
Benefit from income taxes on discontinued operations	(27)
Loss from discontinued operations, net of tax	(104)
Non-taxable gain on split-off	4,940
Income from discontinued operations attributable to DuPont stockholders, net of tax	$4,836

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

Nine Months Ended September 30, 2021
In millions
Depreciation and amortization	$63
Capital expenditures	$27

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

Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $17 million and $145 million for the three months ended September 30, 2022 and 2021, respectively, and $723 million and $5,249 million for the nine months ended September 30, 2022 and 2021, respectively.

Discontinued operations activity consists of the following:

Income from discontinued operations, net of tax	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
M&M Divestitures	$26	$174	$807	$498
N&B Transaction	—	(12)	—	4,836
Other [1]	(9)	(17)	(84)	(85)
Income from discontinued operations, net of tax	$17	$145	$723	$5,249
1.Primarily related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, E. I. du Pont de Nemours and Company ("EID") and the Company. For additional information on these matters, refer to Note 16.

Biomaterials
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. For the nine months ended September 30, 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's interim Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other.

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Industrial Solutions	$496	$474	$1,499	$1,412
Interconnect Solutions	446	489	1,371	1,158
Semiconductor Technologies	569	504	1,704	1,517
Electronics & Industrial	$1,511	$1,467	$4,574	$4,087
Safety Solutions	$684	$646	$2,001	$1,933
Shelter Solutions	476	414	1,385	1,193
Water Solutions	374	337	1,074	1,011
Water & Protection	$1,534	$1,397	$4,460	$4,137
Retained Businesses [1]	$272	$226	$804	$721
Other [2]	—	109	75	375
Corporate & Other	$272	$335	$879	$1,096
Total	$3,317	$3,199	$9,913	$9,320
1. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2. Net sales reflected in Other include activity of previously divested businesses including Biomaterials, Clean Technologies and Solamet®.

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
U.S. & Canada	$1,149	$1,011	$3,293	$2,875
EMEA [1]	523	562	1,665	1,672
Asia Pacific	1,524	1,529	4,622	4,490
Latin America	121	97	333	283
Total	$3,317	$3,199	$9,913	$9,320
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

Revenue recognized in the first nine months of 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	September 30, 2022	December 31, 2021
In millions
Accounts and notes receivable - trade [1]	$1,712	$1,643
Deferred revenue - current [2,3]	$16	$25
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Noncurrent deferred revenue balances in the current and comparative periods were not material.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
Charges for restructuring programs and asset related charges, which include asset impairments and other net charges, were zero and $101 million for the three and nine months ended September 30, 2022 and $1 million and $8 million for the three and nine months ended September 30, 2021. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $21 million at September 30, 2022 and $43 million at December 31, 2021, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near-term cost reductions (the "2021 Restructuring Actions"). The Company recorded pre-tax restructuring charges of $55 million inception-to-date, consisting of severance and related benefit costs of $33 million and asset related charges of $22 million.

Total liabilities related to the 2021 Restructuring Actions were $17 million at September 30, 2022 and $25 million at December 31, 2021 and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Actions related to the 2021 Restructuring Program are substantially complete.

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

Total liabilities related to the 2020 Restructuring Program were $2 million at September 30, 2022 and $11 million at December 31, 2021 and recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Actions related to the 2020 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures described in Note 4, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Condensed Consolidated Balance Sheet. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Condensed Consolidated Balance Sheet. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include, but are not limited to, projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, management concluded the impairment was other-than-temporary and, in March 2022, recorded an impairment charge of $94 million reflected in “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations for the nine months ended September 30, 2022 related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

2022 Restructuring Program
In October 2022, subsequent to quarter end, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company expects to incur costs of up to $125 million, primarily related to the payment of severance and asset related charges. Restructuring costs will begin in the fourth quarter of 2022 and are expected to be substantially complete by the end of 2023.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Non-operating pension and other post-employment benefit ("OPEB") credits	$7	$9	$20	$22
Interest income	5	1	8	10
Net gain on divestiture and sales of other assets and investments [1,2]	6	8	75	175
Foreign exchange gains (losses), net	5	(19)	9	(35)
Miscellaneous income (expenses) - net [3]	3	2	11	(17)
Sundry income (expense) - net	$26	$1	$123	$155
1. The nine months ended September 30, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and $37 million related to the sale of a land use right within the Water & Protection segment.
2. The nine months ended September 30, 2021 primarily reflects income of $140 million related to the gain on sale of assets within Corporate & Other and income of $28 million related to the gain on sale of assets within the Electronics & Industrial segment.
3. The nine months ended September 30, 2021 includes an impairment charge of approximately $15 million related to an asset sale.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At September 30, 2022 and December 31, 2021, the Company had restricted cash of $103 million and $53 million included within non-current “Restricted cash and cash equivalents” in the Condensed Consolidated Balance Sheets, the majority of which is attributable to the MOU cost sharing arrangement. Additional information regarding the MOU and the escrow account can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $990 million at September 30, 2022 and $1,040 million at December 31, 2021. Accrued payroll, which is a component of "Accrued and other current liabilities," was $326 million at September 30, 2022 and $436 million at December 31, 2021. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at September 30, 2022 and at December 31, 2021.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2022 was 27.9 percent, compared with an effective tax rate of 23.6 percent for the third quarter of 2021. The effective tax rate differential for the third quarter of 2022 was driven by the cumulative impact of currency fluctuation and the geographic mix of earnings. For the first nine months of 2022, the effective tax rate on continuing operations was 23.8 percent, compared with 14.2 percent for the first nine months of 2021. The effective tax rate for the first nine months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

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

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net tax expense of $12 million and a net tax benefit of $655 million for the three and nine months ended September 30, 2022, respectively, in connection with certain internal restructuring and some of which relied upon legal entity valuations. These restructurings involve legal entities that hold M&M Businesses and are expected to be conveyed to Celanese as part of the M&M Divestiture and legal entities that are expected to remain with DuPont. The aforementioned net tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2022 and 2021:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Income from continuing operations, net of tax	$359	$259	$956	$1,040
Net income from continuing operations attributable to noncontrolling interests	16	9	42	12
Income from continuing operations attributable to common stockholders	$343	$250	$914	$1,028
Income from discontinued operations, net of tax	17	145	723	5,249
Net income from discontinued operations attributable to noncontrolling interests	(7)	4	(5)	14
Income from discontinued operations attributable to common stockholders	24	141	728	5,235
Net income attributable to common stockholders	$367	$391	$1,642	$6,263

Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2022	2021	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.69	$0.48	$1.81	$1.86
Earnings from discontinued operations, net of tax	0.05	0.27	1.44	9.49
Earnings attributable to common stockholders [1]	$0.73	$0.75	$3.25	$11.35

Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2022	2021	2022	2021
Earnings from continuing operations attributable to common stockholders	$0.69	$0.48	$1.80	$1.86
Earnings from discontinued operations, net of tax	0.05	0.27	1.44	9.46
Earnings attributable to common stockholders [1]	$0.73	$0.75	$3.24	$11.32

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2022	2021	2022	2021
Weighted-average common shares - basic	499.4	521.5	505.6	551.7
Plus dilutive effect of equity compensation plans	1.0	1.6	1.3	1.4
Weighted-average common shares - diluted	500.4	523.1	506.9	553.1
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	4.4	2.4	3.0	2.7
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	September 30, 2022	December 31, 2021
Accounts receivable – trade [1]	$1,691	$1,612
Other [2]	566	547
Total accounts and notes receivable - net	$2,257	$2,159
1.Accounts receivable – trade is net of allowances of $38 million at September 30, 2022 and $28 million at December 31, 2021. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, general sales tax and other taxes, and other receivables. No individual group represents more than ten percent of total receivables.

NOTE 11 - INVENTORIES

In millions	September 30, 2022	December 31, 2021
Finished goods	$1,334	$1,201
Work in process	519	446
Raw materials	392	323
Supplies	114	116
Total inventories	$2,359	$2,086

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			September 30, 2022	December 31, 2021
In millions
Land and land improvements	1	-	25	$394	$440
Buildings	1	-	50	1,904	1,954
Machinery, equipment, and other	1	-	25	6,462	6,467
Construction in progress				944	1,034
Total property, plant and equipment				$9,704	$9,895
Total accumulated depreciation				$4,227	$4,142
Total property, plant and equipment - net				$5,477	$5,753

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Depreciation expense	$137	$142	$414	$407

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at September 30, 2022 and December 31, 2021 is $733 million and $817 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company maintained an ownership interest in six nonconsolidated affiliates at September 30, 2022.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and nine months ended September 30, 2022 and 2021. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three and nine months ended September 30, 2022 and less than 4 percent for the three and nine months ended September 30, 2021.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2022 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2021	$9,583	$6,801	$597	$16,981
Currency Translation Adjustment	(337)	(326)	(16)	(679)
Balance at September 30, 2022	$9,246	$6,475	$581	$16,302

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,331	$(1,241)	$1,090	$2,374	$(1,124)	$1,250
Trademarks/tradenames	1,114	(542)	572	1,125	(500)	625
Customer-related	5,416	(2,366)	3,050	5,806	(2,296)	3,510
Other	105	(71)	34	113	(80)	33
Total other intangible assets with finite lives	$8,966	$(4,220)	$4,746	$9,418	$(4,000)	$5,418
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets with indefinite lives	804	—	804	804	—	804
Total	$9,770	$(4,220)	$5,550	$10,222	$(4,000)	$6,222

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

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2022	December 31, 2021
In millions
Electronics & Industrial	$3,000	$3,429
Water & Protection	2,456	2,686
Corporate & Other	94	107
Total	$5,550	$6,222

Total estimated amortization expense for the remainder of 2022 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2022	$139
2023	$567
2024	$539
2025	$498
2026	$471
2027	$424

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The Company's short-term borrowings consist of commercial paper. At September 30, 2022 and December 31, 2021, the Company's short-term borrowings were $1,287 million and $150 million, respectively. The increase in short-term borrowing is due to cash flow needs related to the M&M Divestiture as well as normal operating needs. The weighted-average interest rate on commercial paper was 3.19 percent at September 30, 2022 and 0.34 percent at December 31, 2021.

The following table summarizes the Company's long-term debt:

Long-Term Debt	September 30, 2022		December 31, 2021
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]
Final maturity 2023	$2,800	4.18%	$2,800	3.89%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2026 and thereafter [2]	5,975	5.20%	6,050	5.13%
Other facilities:
Finance lease obligations	2		2
Less: Unamortized debt discount and issuance costs	63		70
Total	$10,564		$10,632
1. Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company. See Note 24 for additional information.
2. Includes fair value hedging adjustment of $75 million related to the Company's interest rate swap agreements. See Note 21 for additional information.

Principal Payments of long-term debt for the remainder of 2022 and the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at September 30, 2022	Total
In millions
Remainder of 2022	$—
2023	$2,800
2024	$—
2025	$1,850
2026	$—
2027	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, was $10.21 billion and $12.60 billion at September 30, 2022 and December 31, 2021, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at September 30, 2022
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Revolving Credit Facility, Five-year	April 2022	$2,500	$2,488	April 2027	Floating Rate
364-day Revolving Credit Facility	April 2022	1,000	1,000	April 2023	Floating Rate
Total Committed and Available Credit Facilities		$3,500	$3,488

In July 2022, the Company drew down $600 million under the 364-day Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

Intended Rogers Acquisition
In connection with the Intended Rogers Acquisition, on November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion. In October 2022, the facility was amended to extend the lending commitments (as amended the "Amended 2021 Term Loan Facility"). On November 1, 2022, the M&M Divestiture closed and therefore based on the terms of the Amended 2021 Term Loan Facility the commitment was terminated. Refer to Note 24 - Subsequent Events for additional information on the Intended Rogers Acquisition.

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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $810 million at September 30, 2022. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $107 million at September 30, 2022. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The 2021 Term Loan Facility, the Five-Year Revolving Credit Facility and the 2022 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at September 30, 2022.

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

As of September 30, 2022, the Company has recorded indemnification assets of $18 million within "Accounts and notes receivable - net" and $229 million within "Deferred charges and other assets" and indemnification liabilities of $122 million within "Accrued and other current liabilities" and $221 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

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

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. At September 30, 2022 and December 31, 2021, DuPont's escrow deposits of $100 million and $50 million, respectively, are reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	Sept 30, 2022	Dec 31, 2021	Balance Sheet Classification
Current indemnified liabilities	$55	$37	Accrued and other current liabilities
Long-term indemnified liabilities	$129	$89	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$184	$126
1.As of September 30, 2022 and December 31, 2021, total indemnified liabilities accrued include $168 million and $112 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").
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

In 2004, EID settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EID’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EID each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, were filed or noticed and pending in the Ohio MDL.

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

As of September 30, 2022, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EID of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EID, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EID and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation docket in federal court in South Carolina (the “SC MDL”). Since then, the SC MDL has grown and contains approximately 3,130 cases. Most of the actions in the SC MDL name DuPont as a defendant due to the fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the SC MDL contains multiple types of lawsuits including, but not limited to, approximately 2,840 personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. Three of the water provider contamination cases have been selected by the court as bellwether cases. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with plaintiffs’ counsel on these cases. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

In April 2021, DuPont de Nemours (Nederland) B.V., and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of September 30, 2022, the Company has liabilities of $23 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2022, the Company had accrued obligations of $260 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

In June of 2022, the EPA announced updated health advisories for various PFAS compounds in drinking water. Chemours received notice from the NC DEQ that its obligations under the Consent Order could be enlarged as a result of EPA’s announcement. In the second quarter of 2022, the Company recorded an incremental liability related to its indemnification obligations under the MOU. The increase primarily relates to incremental costs associated with activities at Chemours' site in Fayetteville, North Carolina under the Consent Order with the NC DEQ.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	Sept 30, 2022	Dec 31, 2021	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$39	$43	$105

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	48	46	63
MOU related obligations (discussed above) [3]	172	116	84
Other Environmental Indemnifications	1	—	2
Total environmental related liabilities	$260	$205	$254
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
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 17 - LEASES
The lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Operating lease costs	$27	$27	$82	$80

Operating cash flows from operating leases, excluding those related to the M&M Divestitures, were $82 million and $80 million for the nine months ended September 30, 2022 and 2021, respectively.

New operating lease assets and liabilities entered into during the nine months ended September 30, 2022 and 2021 were $75 million and $64 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets [1]	$386	$422
Current operating lease liabilities [2]	84	92
Noncurrent operating lease liabilities [3]	301	337
Total operating lease liabilities	$385	$429
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

Lease Term and Discount Rate for Operating Leases	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.07	8.50
Weighted average discount rate	2.33%	2.01%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2022	Operating Leases
In millions
Remainder of 2022	$25
2023	89
2024	75
2025	53
2026	36
2027 and thereafter	153
Total lease payments	$431
Less: Interest	46
Present value of lease liabilities	$385
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

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). During the third quarter, the Company repurchased and retired 4.3 million shares for $250 million under this program. As of September 30, 2022, the Company repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program. Refer to Note 24 - Subsequent Events for additional information on the share repurchase programs.

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

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2022 and 2021:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(545)	20	38	(487)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(361)	$96	$39	$(226)
Balance at September 30, 2021	$109	$(329)	$38	$(182)
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(1,774)	24	109	(1,641)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive (loss) income	$(1,774)	$21	$109	$(1,644)
Balance at September 30, 2022	$(1,862)	$94	$165	$(1,603)

The tax effects on the net activity related to each component of other comprehensive (loss) income were not significant for the three and nine months ended September 30, 2022 and 2021.

A summary of the reclassifications out of AOCL for the three and nine months ended September 30, 2022 and 2021 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Income Classification
In millions	2022	2021	2022	2021
Cumulative translation adjustments	$—	$—	$—	$184	See (1) below
Pension and other post-employment benefit plans	$(2)	$2	$(4)	$110	See (1) below
Tax expense (benefit)	—	(5)	1	(34)	See (1) below
After tax	$(2)	$(3)	$(3)	$76
Derivative instruments	$—	$—	$—	$1	See (1) below
Total reclassifications for the period, after tax	$(2)	$(3)	$(3)	$261
1. The activity for the three and nine months ended September 30, 2022 is classified within the "Sundry income (expense) - net". The activity for the three and nine months ended September 30, 2021 is classified almost entirely within "Income from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within "Sundry income (expense) - net" and "(Benefit from) provision for income taxes on continuing operations" as part of continuing operations.

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

The following sets forth the components of the Company's net periodic benefit (credit) cost for defined benefit pension plans and other post-employment benefits:

Net Periodic Benefit (Credit) Cost for All Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Service cost [1]	$9	$13	$32	$42
Interest cost [2]	14	11	41	32
Expected return on plan assets [3]	(24)	(26)	(76)	(80)
Amortization of prior service credit [4]	(1)	(2)	(4)	(4)
Amortization of unrecognized net loss [5]	1	3	2	10
Curtailment/settlement [6]	(2)	(1)	(1)	2
Net periodic benefit (credit) cost - total	$(3)	$(2)	$(6)	$2
Less: Net periodic benefit credit - discontinued operations	(2)	(2)	(7)	(4)
Net periodic benefit cost - continuing operations	$(1)	$—	$1	$6
1. The service cost from continuing operations was $6 million and $21 million for the three and nine months ended September 30, 2022, respectively, compared with $9 million and $28 million for the three and nine months ended September 30, 2021, respectively.
2. The interest cost from continuing operations was $13 million and $37 million for the three and nine months ended September 30, 2022, respectively, compared with $10 million and $29 million for the three and nine months ended September 30, 2021, respectively.
3. The expected return on plan assets from continuing operations was $19 million and $57 million for the three and nine months ended September 30, 2022, respectively, compared with $19 million and $59 million for the three and nine months ended September 30, 2021.
4. The amortization of prior service credit from continuing operations was zero and $2 million for the three and nine months ended September 30, 2022, respectively, compared with a gain of $2 million and $4 million for the three and nine months ended September 30, 2021, respectively.
5. The amortization of unrecognized net loss from continuing operations was $1 million and $3 million or the three and nine months ended September 30, 2022, respectively, compared with a net loss of $3 million and $10 million for the three and nine months ended September 30, 2021, respectively.
6. The curtailment and settlement gain from continuing operations was $2 million and $1 million for the three and nine months ended September 30, 2022, respectively, a gain of $1 million for the three months ended September 30, 2021, and a loss of $2 million for the nine months ended September 30, 2021.

The continuing operations portion of the net periodic benefit (credit) cost, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $35 million by year-end 2022.

NOTE 20 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2021 Annual Report. In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 17 million shares of common stock are available for award as of September 30, 2022.

DuPont recognized share-based compensation expense of $20 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $58 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $12 million and $10 million for the nine months ended September 30, 2022 and 2021, respectively.

In the first quarter of 2022, the Company granted 0.7 million RSUs, 0.5 million stock options and 0.3 million performance-based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $75.12 per RSU, $17.41 per stock option and $81.55 per PSU. The stock options had a weighted-average exercise price per share of $75.05. There was minimal activity in the second and third quarters of 2022.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2022 and December 31, 2021:

Fair Value of Financial Instruments	September 30, 2022				December 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$427	$—	$—	$427	$841	$—	$—	$841
Restricted cash equivalents [1]	$111	$—	$—	$111	$65	$—	$—	$65
Total cash and restricted cash equivalents	$538	$—	$—	$538	$906	$—	$—	$906
Long-term debt including debt due within one year	$(10,639)	$497	$(64)	$(10,206)	$(10,632)	$—	$(1,963)	$(12,595)
Derivatives relating to:
Net investment hedge [2]	—	211	—	211	—	74	—	74
Foreign currency [3,4]	—	39	(50)	(11)	—	5	(10)	(5)
Interest rate swap agreements [5]	—	—	(75)	(75)	—	—	—	—
Total derivatives	$—	$250	$(125)	$125	$—	$79	$(10)	$69
1.At September 30, 2022 there was $8 million of restricted cash classified as "Prepaid and other current assets" and $103 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2021 there was $12 million of restricted cash classified as "Prepaid and other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheet. See Note 7 for more information on restricted cash.
2.Classified as "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
3.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
4.Presented net of cash collateral where master netting arrangements allow.
5.Classified as "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2022	December 31, 2021
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(407)	$(625)
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $24 million and $11 million for the three months ended September 30, 2022 and 2021, respectively. There was a loss of $73 million and $38 million for the nine months ended September 30, 2022 and 2021, respectively. The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2022	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$538
Derivatives relating to: [2]
Net investment hedge	211
Foreign currency contracts [3]	80
Total assets at fair value	$829
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$10,206
Derivatives relating to: [2]
Interest rate swap agreements	75
Foreign currency contracts [3]	91
Total liabilities at fair value	$10,372
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 21 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $41 million for both assets and liabilities as of September 30, 2022.
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

The reporting changes have been retrospectively reflected in the segment results for all periods presented.

Segment Information	Electronics. & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three Months Ended September 30, 2022
Net sales	$1,511	$1,534	$272	$3,317
Operating EBITDA [2]	$473	$382	$1	$856
Equity in earnings of nonconsolidated affiliates	$7	$9	$—	$16
Three Months Ended September 30, 2021
Net sales	$1,467	$1,397	$335	$3,199
Operating EBITDA [2]	$475	$353	$(11)	$817
Equity in earnings of nonconsolidated affiliates	$13	$7	$2	$22
Nine Months Ended September 30, 2022
Net sales	$4,574	$4,460	$879	$9,913
Operating EBITDA [2]	$1,429	$1,071	$3	$2,503
Equity in earnings of nonconsolidated affiliates	$26	$31	$5	$62
Nine Months Ended September 30, 2021
Net sales	$4,087	$4,137	$1,096	$9,320
Operating EBITDA [2]	$1,335	$1,060	$5	$2,400
Equity in earnings of nonconsolidated affiliates	$32	$27	$6	$65
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses including Biomaterials, Clean Technologies and Solamet®.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2022 and 2021		Three Months Ended September 30,
In millions		2022	2021
Income from continuing operations, net of tax		$359	$259
+	Provision for income taxes on continuing operations	139	80
Income from continuing operations before income taxes		$498	$339
+	Depreciation and amortization	283	300
-	Interest income [1]	5	1
+	Interest expense	127	115
-	Non-operating pension/OPEB benefit [1]	7	9
-	Foreign exchange gains (losses), net [1]	5	(19)
+	Future reimbursable indirect costs	14	15
-	Significant items	49	(39)
Operating EBITDA		$856	$817
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA for the Nine Months Ended September 30, 2022 and 2021		Nine Months Ended September 30,
In millions		2022	2021
Income from continuing operations, net of tax		$956	$1,040
+	Provision for income taxes on continuing operations	299	172
Income from continuing operations before income taxes		$1,255	$1,212
+	Depreciation and amortization	861	817
-	Interest income [1]	8	10
+	Interest expense	365	390
-	Non-operating pension/OPEB benefit [1]	20	22
-	Foreign exchange gains (losses), net [1]	9	(35)
+	Future reimbursable indirect costs	45	46
-	Significant items	(14)	68
Operating EBITDA		$2,503	$2,400
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(7)	$(7)
Gain on divestiture [2]	—	—	5	5
Intended Rogers Acquisition financing fees [3]	—	—	(1)	(1)
Employee Retention Credit [4]	20	20	12	52
Total	$20	$20	$9	$49
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
4. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) reflected in "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses."

Significant Items by Segment for the Three Months Ended September 30, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(29)	$(29)
Restructuring and asset related charges - net [2]	—	—	(1)	(1)
Gain on divestiture [3]	—	—	3	3
Inventory step-up amortization [4]	(12)	—	—	(12)
Total	$(12)	$—	$(27)	$(39)
1. Acquisition, integration and separation costs related to strategic initiatives, which primarily includes the acquisition of Laird PM and the sale of the Solamet®, Biomaterials, and Clean Technologies business units.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."
4. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.

Significant Items by Segment for the Nine Months Ended September 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(28)	$(28)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	31	68
Intended Rogers Acquisition financing fees [5]	—	—	(5)	(5)
Employee Retention Credit [6]	20	20	12	52
Total	$(75)	$54	$7	$(14)
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
6. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) reflected in "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses."

Significant Items by Segment for the Nine Months Ended September 30, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(58)	$(58)
Restructuring and asset related charges - net [2]	(2)	—	(6)	(8)
Gain on divestiture [3]	2	—	144	146
Inventory step-up amortization [4]	(12)	—	—	(12)
Total	$(12)	$—	$80	$68
1.Acquisition, integration and separation costs related to strategic initiatives, which primarily includes the acquisition of Laird PM and the sale of the Solamet®, Biomaterials, and Clean Technologies business units.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."
4. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.

NOTE 24 - SUBSEQUENT EVENTS

Closing of the M&M Divestiture and the Use of Proceeds
On November 1, 2022, DuPont completed the divestiture of the majority of its historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Business”), to Celanese for a purchase price of $11.0 billion in cash. Preliminary cash received, as adjusted for preliminary and other adjustments, was $11.0 billion including approximately $0.5 billion of cash transferred with the M&M Business for which DuPont was reimbursed.

Use of Net Proceeds
On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock. The new repurchase authorization of up to $5 billion is in addition to the $250 million remaining under the Company’s existing share repurchase program which was approved in February 2022. The Company intends to enter accelerated share repurchase agreements (the “ASR Agreements”) imminently, for the repurchase of an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases under the existing program and the remaining $3 billion under the new program. Any additional repurchases under the new share repurchase program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The new repurchase program terminates on June 30, 2024, unless extended or shortened by the Board of Directors.

The Company is in the process of notifying holders of the 2018 Senior Notes of the Company's intent to exercise its right to redeem fixed-rate long term debt of $2.5 billion due 2023 in full together with unpaid interest. The Company expects to complete the redemption by the end of 2022 with proceeds from the M&M Transaction.

Intended Rogers Acquisition
On November 1, 2022, the Company announced the termination of the previously announced agreement to acquire the outstanding shares of Rogers Corporation, as DuPont and Rogers have been unable to obtain timely clearance from all the required regulators. DuPont paid Rogers a termination fee of $162.5 million in accordance with the agreement on November 2, 2022, which will be recognized as a charge in the fourth quarter of 2022.

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

As of September 30, 2022, the Company has $2.0 billion of working capital and approximately $1.8 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Divestitures
On November 1, 2022 DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). On February 17, 2022, the Company entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese"). Refer to Note 24 - Subsequent Events for further information. The Company also announced on February 18, 2022 that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"), subject to entry into a definitive agreement and satisfaction of closing conditions. The Delrin® Divestiture together with the M&M Divestiture discussed above (the "M&M Divestitures") represent a strategic shift that will have a major impact on DuPont's operations and results.

The financial position of DuPont as of September 30, 2022 and December 31, 2021 present the businesses to be divested as part of the M&M Divestiture and the Delrin® Divestiture (the "M&M Businesses") as assets and liabilities held for sale, presented as discontinued operations. The results of operations for the three and nine months ended September 30, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

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

Recent Developments

Macroeconomic Conditions
Certain macroeconomic factors, including the inflationary cost environment and supply chain disruptions, along with the novel coronavirus (“COVID-19”) and its variants, continue to adversely impact the global economy, including certain suppliers of the Company’s key raw materials. As a result of COVID-19, the Company qualified for a tax credit of payroll taxes under the Employee Retention Credit (“ERC”) pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act and American Rescue Plan Act. In the third quarter of 2022, the Company recorded approximately $59 million of benefit to the ERC for full year 2020 and Q1 2021 payroll taxes previously paid. The benefit was recorded as an offset to the Cost of Sales, Research and Development Expenses ("R&D") and Selling, General and Administrative Expenses ("SG&A"), with a portion, approximately $7 million, of the benefit relating to discontinued operations. The Company anticipates receiving a refund of the credit in 2023.

Within the third quarter of 2022, while end-market demand remained strong, the Company experienced rising costs of raw materials, logistic and energy due to inflationary pressures, rising interest rates and foreign currency impacts, particularly in EMEA. At this time, the Company is not able to predict the extent to which these macroeconomic events may impact its consolidated results of operations or financial condition. In addition, the Company is assessing the recently announced US regulations covering the export of semiconductor materials into China and is monitoring developments to determine the potential impact of these regulations to the Semiconductor business.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The IRA introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. While this tax law change does not have an immediate effect, the Company will continue to evaluate its impact as further information becomes available. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases, effective January 1, 2023.

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

Dividends
On June 30, 2022, the Company announced that its Board declared a third quarter dividend of $0.33 per share paid on September 15, 2022, to shareholders of record on July 29, 2022.

On October 19, 2022, the Company announced that its Board declared a fourth quarter dividend of $0.33 per share payable on December 15, 2022, to shareholders of record on November 30, 2022.

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

The results of operations of DuPont for the three and nine months ended September 30, 2021 present the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for the applicable periods. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 4 to the interim Consolidated Financial Statements for additional information on the N&B Transaction.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$3,317	$3,199	$9,913	$9,320

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	3%	(4)%	4%	—%	3%	2%	(3)%	6%	7%	12%
Water & Protection	13	(5)	2	—	10	12	(3)	(1)	—	8
Corporate & Other [1]	10	(4)	5	(30)	(19)	10	(3)	—	(27)	(20)
Total	8%	(4)%	3%	(3)%	4%	7%	(3)%	2%	—%	6%
U.S. & Canada	12%	—%	7%	(5)%	14%	12%	—%	5%	(2)%	15%
EMEA [2]	9	(10)	(3)	(4)	(8)	9	(8)	(1)	(1)	(1)
Asia Pacific	5	(5)	2	(2)	—	3	(3)	2	1	3
Latin America	12	—	15	(2)	25	9	—	8	1	18
Total	8%	(4)%	3%	(3)%	4%	7%	(3)%	2%	—%	6%
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses Biomaterials, Clean Technologies and Solamet®.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2022 of $3.3 billion, up 4 percent from $3.2 billion for the three months ended September 30, 2021, due to an 8 percent increase in local price and product mix, a 3 percent increase in volume, partially offset by a 3 percent decrease in portfolio actions and a 4 percent unfavorable currency impact. Local price and product mix increased across all operating segments, including within Water & Protection (up 13 percent), Electronics & Industrial (up 3 percent) and Corporate & Other (up 10 percent). Local price and product mix increased across all regions. Volume also increased across each segment with Electronics & Industrial (up 4 percent), Water & Protection (up 2 percent) and Corporate & Other (up 5 percent). Portfolio and other changes declined 3 percent driven by Corporate & Other (down 30 percent) due to the sale of the Biomaterials and Clean Technologies businesses. Currency was down 4 percent compared with the same period last year, primarily driven by the weakening of the euro against the U.S. dollar in EMEA (down 10 percent).

Net sales for the nine months ended September 30, 2022 were $9.9 billion, up 6 percent from $9.3 billion for the nine months ended September 30, 2021, due to a 7 percent increase in local price and product mix, a 2 percent increase in volume, partially offset by a 3 percent unfavorable currency impact. Local price and product mix increased across all operating segments, including within Water & Protection (up 12 percent), Electronics & Industrial (up 2 percent) and Corporate & Other (up 10 percent). Local price and product mix increased across all regions. Volume increase was driven by Electronics & Industrial (up 6 percent), partially offset by Water & Protection (down 1 percent), and Corporate & Other was flat. Portfolio and other in total was flat, however, the addition of Laird PM in Electronics & Industrial (up 7 percent) was offset by declines within Corporate & Other (down 27 percent) due to the sale of the Biomaterials, Clean Technologies and Solamet® businesses. Currency was down 3 percent compared with the same period last year, primarily driven by the weakening of the euro against the U.S. dollar in EMEA (down 8 percent).

Cost of Sales
Cost of sales was $2.1 billion for the three months ended September 30, 2022, up from $2.0 billion for the three months ended September 30, 2021. Cost of sales increased for the three months ended September 30, 2022 primarily due to increased sales volume, higher raw materials costs and higher logistics and energy costs, partially offset by a payroll tax credit recognized under the ERC of the CARES Act.

Cost of sales as a percentage of net sales for the three months ended September 30, 2022 was 63 percent compared with 64 percent for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, cost of sales was $6.4 billion, up from $5.9 billion for the nine months ended September 30, 2021. Cost of sales increased for the nine months ended September 30, 2022 primarily due to increased sales volume, currency impacts, and higher raw materials and higher logistics and energy costs, partially offset by a payroll tax credit recognized under the ERC of the CARES Act.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2022 was 64 percent compared with 63 percent for the nine months ended September 30, 2021.

Research and Development Expenses ("R&D")
R&D expenses totaled $129 million in the third quarter of 2022, down from $137 million in the third quarter of 2021. This slight decrease was due to a payroll tax credit recognized under the ERC of the CARES Act. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended September 30, 2022 and 2021.

For the first nine months of 2022, R&D expenses totaled $413 million up from $409 million in the first nine months of 2021. R&D as a percentage of net sales was consistent period over period at 4 percent for the nine months ended September 30, 2022 and 2021.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $356 million in the third quarter of 2022, down from $411 million in the third quarter of 2021. SG&A as a percentage of net sales was 11 percent and 13 percent for the three months ended September 30, 2022 and 2021, respectively. The decline for the three months ended September 30, 2022 as compared with the same period of the prior year was primarily due to currency fluctuations, lower personnel related expenses and a payroll tax credit recognized under the ERC of the CARES Act.

For the first nine months of 2022, SG&A expenses totaled $1,130 million, down from $1,201 million in the first nine months of 2021. SG&A as a percentage of net sales was 11 percent and 13 percent for the nine months ended September 30, 2022 and 2021, respectively. The decline for the nine months ended September 30, 2022 as compared with the same period of the prior year was primarily due to currency fluctuations, lower personnel related expenses and a payroll tax credit recognized under the ERC of the CARES Act.

Amortization of Intangibles
Amortization of intangibles was $146 million in the third quarter of 2022, down from $158 million in the third quarter of 2021. The decrease for the three months ended September 30, 2022 as compared with the same period of the prior year was primarily due to currency fluctuations.

In the first nine months of 2022, amortization of intangibles was $447 million, up from $410 million in the same period of the prior year. The increase for the nine months ended September 30, 2022 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the July 1, 2021 Laird PM acquisition.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were zero in the third quarter of 2022, down from $1 million in the third quarter of 2021. The activity in the third quarter of 2021 is related to the 2020 Restructuring Program.

In the first nine months of 2022, restructuring and asset related charges - net were $101 million, up from $8 million in the same period last year. The activity for the nine months of 2022 includes a $94 million impairment charge related to an equity method investment. The activity for the nine months of 2021 is primarily related to the 2020 Restructuring Program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $7 million in the third quarter of 2022, down from $29 million in the third quarter of 2021. In the first nine months of 2022, acquisition, integration and separation costs were $28 million, down from $58 million in the same period of the prior year. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. For the three and nine months ended September 30, 2022 these costs were primarily related to the divestiture of the Biomaterials business unit, the 2021 acquisition of Laird PM and the Intended Rogers Acquisition. Comparatively, for the three and nine months ended September 30, 2021 these costs were primarily associated with the acquisition of Laird PM and the divestitures of the Biomaterials, Clean Technologies and Solamet® business units. See Note 3 to the interim Consolidated Financial Statements for additional information.

Separation costs associated with the M&M Divestitures are reported within "Income from discontinued operations, net of tax" in the interim Consolidated Statements of Operations. See Note 4 to the interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $16 million in the third quarter of 2022, down from $22 million in the third quarter of 2021. In the first nine months of 2022, the Company's share of the earnings of nonconsolidated affiliates was $62 million, down from $65 million in the first nine months of 2021. The decrease is primarily due to lower equity earnings across the portfolio in the third quarter of 2022.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the third quarter of 2022 was income of $26 million compared with income of $1 million in the third quarter of 2021. The third quarter of 2022 primarily included income related to non-operating pension and other post-employment benefit credits of $7 million, interest income of $5 million, a $6 million adjustment to gain on prior divestitures and foreign currency exchange gains of $5 million. The third quarter of 2021 primarily included benefits related to non-operating pension and other post-employment benefit credits of $9 million, and adjustments to previous gains on divestiture and sales of other assets of $8 million, partially offset by foreign currency exchange losses of $19 million.

In the first nine months of 2022, sundry income (expense) - net was income of $123 million compared with income of $155 million. The first nine months of 2022 primarily included benefits related to income related to non-operating pension and other post-employment benefit credits of $20 million, miscellaneous income of $11 million, foreign currency exchange gains of $9 million and net gain on the sale of the Biomaterials division of $26 million and $37 million related to the sale of a land use right within the Water & Protection segment. The first nine months of 2021 included benefits related to the sale of assets within Corporate & Other and the Electronics & Industrial segment of $140 million and $28 million, respectively, and income related to non-operating pension and other post-employment benefit credits of $22 million, partially offset by miscellaneous expenses of $17 million and foreign currency exchange losses of $35 million.

Interest Expense
Interest expense was $128 million and $115 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $370 million and $390 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense for the three months ended September 30, 2022 compared to the same period of the prior year primarily relates to increased commercial paper borrowing and intra-quarter borrowing on the 364-day Revolving Credit Facility. The decrease in interest expense nine months ended September 30, 2022 compared to the same period of the prior year primarily relates to the reduction in long-term debt following the N&B Transaction, specifically the early repayment of the $3.0 billion Term Loan Facilities in February 2021 and the redemption of the May 2020 Notes completed in May 2021. Refer to Note 15 to the interim Consolidated Financial Statements for additional information.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2022 was 27.9 percent, compared with an effective tax rate of 23.6 percent for the third quarter of 2021. The effective tax rate differential for the third quarter of 2022 was driven by the cumulative impact of currency fluctuation and the geographic mix of earnings. The effective tax rate differential for the second quarter of 2021 included a $12 million tax benefit relating to the impact of changes in tax law enacted during the quarter. For the first nine months of 2022, the effective tax rate on continuing operations was 23.8 percent, compared with 14.2 percent for the first nine months of 2021. The effective tax rate for the third quarter and for the first nine months of 2021 was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company's European regional headquarters legal entity.

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

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode. In addition, the segment produces innovative engineering polymer solutions, high performance parts, medical silicones and specialty lubricants.

Electronics & Industrial	Three Months Ended		Nine Months Ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$1,511	$1,467	$4,574	$4,087
Operating EBITDA	$473	$475	$1,429	$1,335
Equity earnings	$7	$13	$26	$32

Electronics & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2022	September 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	2%
Currency	(4)	(3)
Volume	4	6
Portfolio & other	—	7
Total	3%	12%

Electronics & Industrial net sales were $1,511 million for the three months ended September 30, 2022, up 3 percent from $1,467 million for the three months ended September 30, 2021. Net sales increased due to a 4 percent increase in volume and a 3 percent increase in local price, partially offset by 4 percent unfavorable currency impact. Volume growth was led by Semiconductor Technologies which was driven by continued transition to more advanced node technologies and high performance computing, including cloud and data centers. Volume gains in Industrial Solutions were driven by growth in electronics applications, healthcare and aerospace markets. Within Interconnect Solutions, volume gains in industrial-end markets and for applications requiring electromagnetic shieldingg and thermal management were more than offset by declines in smartphones, consumer electronics and automotive markets.
Operating EBITDA was $473 million for the three months ended September 30, 2022, which remained flat compared with $475 million for the three months ended September 30, 2021. Volume growth and price gains were offset by higher raw materials logistic and energy costs and lower equity earnings.
Electronics & Industrial net sales were $4,574 million for the nine months ended September 30, 2022, up 12 percent from $4,087 million for the nine months ended September 30, 2021. Net sales increased due to a 7 percent increase in portfolio, a 6 percent increase in volume and a 2 percent increase in local price, partially offset by 3 percent unfavorable currency impact. The portfolio impact reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by transition to more advanced node technologies, growth in high performance computing and 5G communications. Within Industrial Solutions, volume gains were driven by higher demand in healthcare and industrial-end markets as well as continued strength in electronics applications. Within Interconnect Solutions, volume gains driven by Laird acquisition and higher demand in industrial films, were more than offset by weakness in consumer electronics, smartphones, and automotive.
Operating EBITDA was $1,429 million for the nine months ended September 30, 2022, up 7 percent compared with $1,335 million for the nine months ended September 30, 2021 driven by strong volume growth and price gains, the acquisition of Laird PM, partially offset by higher raw materials and logistics costs and higher plant start up costs.

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

Water & Protection	Three Months Ended		Nine Months Ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$1,534	$1,397	$4,460	$4,137
Operating EBITDA	$382	$353	$1,071	$1,060
Equity earnings	$9	$7	$31	$27

Water & Protection	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2022	September 30, 2022
Change in Net Sales from Prior Period due to:
Local price & product mix	13%	12%
Currency	(5)	(3)
Volume	2	(1)
Portfolio & other	—	—
Total	10%	8%

Water & Protection net sales were $1,534 million for the three months ended September 30, 2022, up 10 percent from $1,397 million for the three months ended September 30, 2021. Net sales increased due to a 13 percent increase in local price and a 2 percent increase in volume, partially offset by a 5 percent unfavorable currency impact. Local price & product mix gains were driven by broad-based actions across all lines of business to offset continued cost inflation, led by Shelter Solutions and Safety Solutions. Volume growth was driven by strong global demand across all technologies within Water Solutions.

Operating EBITDA was $382 million for the three months ended September 30, 2022, up 8 percent compared with $353 million for the three months ended September 30, 2021 driven by volume increases and pricing gains which together more than offset higher raw material, logistics and energy costs, changes in product mix and unfavorable currency impacts.
Water & Protection net sales were $4,460 million for the nine months ended September 30, 2022, up 8 percent from $4,137 million for the nine months ended September 30, 2021. Net sales increased due to a 12 percent increase in local price, partially offset by a 3 percent unfavorable currency impact and a 1 percent decrease in volume. Demand in Shelter Solutions residential commercial construction markets as well as increased demand for water technologies within Water Solutions were offset by volume declines in Safety Solutions. Within Water & Protection pricing actions throughout the segment were driven by Shelter Solutions and Safety Solutions.
Operating EBITDA was $1,071 million for the nine months ended September 30, 2022, up 1 percent compared with $1,060 million for the nine months ended September 30, 2021 as pricing actions were partially offset by higher raw material, logistics and energy costs, as well as product mix and unfavorable currency impacts.

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

Corporate & Other	Three Months Ended		Nine Months Ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$272	$335	$879	$1,096
Operating EBITDA	$1	$(11)	$3	$5
Equity earnings	$—	$2	$5	$6

Corporate & Other net sales were $272 million for the three months ended September 30, 2022, down from $335 million for the three months ended September 30, 2021. Net sales primarily decreased due to the divestitures of the Biomaterials business in May 2022 and the Clean Technologies business in December 2021.

Corporate & Other net sales were $879 million for the nine months ended September 30, 2022, down from $1,096 million for the nine months ended September 30, 2021. Net sales primarily decreased due to the divestitures of the Biomaterials, Clean Technologies and Solamet® businesses, partially offset by an increase in the net sales of the Retained Businesses.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2021 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2022.

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

In millions	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,785	$1,972
Total debt	$11,851	$10,782

The Company's cash and cash equivalents at September 30, 2022 and December 31, 2021 were $1.8 billion and $2.0 billion, respectively, of which $1.5 billion at September 30, 2022 and $1.4 billion at December 31, 2021 were held by subsidiaries in foreign countries, including United States territories. The increase in cash and cash equivalents held by subsidiaries in foreign countries is due to operating cash flows during the period partly offset by repatriation activities. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at September 30, 2022 and December 31, 2021 was $11.9 billion and $10.8 billion, respectively. The increase was primarily due to the increase in commercial paper issuances.

As of September 30, 2022, the Company is contractually obligated to make future cash payments of $10.7 billion and $5.7 billion associated with principal and interest, respectively, on debt obligations assuming held to maturity. Related to the principal balance, all payments will be due subsequent to December 31, 2022. Related to interest, $514 million will be due in the next twelve months and the remainder will be due subsequent to September 30, 2023. On November 8, 2022, the Company announced its intent to redeem $2.5 billion of 2018 Senior Notes by the end of 2022. Refer to Note 24 - Subsequent Events for additional information.

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

In July 2022, the Company drew down $600 million under the 364-day Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

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

Intended Rogers Acquisition
In connection with the Intended Rogers Acquisition, on November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion. In October 2022, the facility was amended to extend the lending commitment (as amended the "Amended 2021 Term Loan Facility"). On November 1, 2022, the M&M Divestiture closed and therefore based on the terms of the Amended 2021 Term Loan Facility the commitment was terminated. Refer to Note 24 - Subsequent Events for additional information.

The Amended 2021 Term Loan Facility, the Five-Year Revolving Credit Facility, the 2022 $1B Revolving Credit Facilities and the revolving credit facilities entered into in 2022 contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the Company was in compliance with this financial covenant.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At November 4, 2022, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Amended 2021 Term Loan Facility, the Five-Year Revolving Credit Facility, the 2022 $1B Revolving Credit Facilities and the revolving credit facilities entered into in 2022 contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2022, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B and the M&M Divestitures have not been segregated and are included in the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, as applicable.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2022	September 30, 2021
Cash provided by (used for):
Operating activities	$714	$1,660
Investing activities	$(185)	$(2,727)
Financing activities	$(480)	$(5,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(191)	$(49)
Cash Flows from Operating Activities
In the first nine months of 2022, cash provided by operating activities was $714 million, compared with $1,660 million in the same period last year. The decrease in cash provided by operating activities was primarily due to an increase in the use of cash related to net working capital and an increase in the credit for deferred income tax and other tax related items.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	September 30, 2022	December 31, 2021
In millions (except ratio)
Current assets	$6,617	$6,639
Current liabilities	4,622	3,518
Net working capital	$1,995	$3,121
Current ratio	1.43:1	1.89:1
1.Net working capital has been presented to exclude the assets and liabilities related to the M&M Divestitures. The assets and liabilities related to the M&M Divestitures are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows from Investing Activities
In the first nine months of 2022, cash used for investing activities was $185 million, compared with cash used for investing activities of $2,727 million in the first nine months of 2021.The decrease in cash usage was primarily attributable to a decrease in capital expenditures and a decrease in the acquisition of property and businesses, net of cash divested.

Cash Flows from Financing Activities
In the first nine months of 2022, cash used for financing activities was $480 million compared with cash used for financing activities of $5,921 million in the same period last year. The decrease in cash used for financing activities is primarily attributable to the absence of long-term debt reduction in the current period compared to the prior year period, which included the $2 billion redemption of the May 2020 Notes and repayment of the $3 billion term loan, as well as a decrease in repurchases of common stock versus the prior year period.

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

On October 19, 2022, the Company announced that its Board declared a fourth quarter dividend of $0.33 per share payable on December 15, 2022, to shareholders of record on November 30, 2022.

Share Buyback Programs
In February 2022, the Company's Board of Directors authorized $1.0 billion share buyback program which expires on March 31, 2023, (the "2022 Share Buyback Program"). During the third quarter, the Company repurchased and retired 4.3 million shares for $250 million under this program. As of September 30, 2022, the Company repurchased and retired a total of 11.9 million shares for $750.0 million under the 2022 Share Buyback Program. Refer to Note 24 - Subsequent Events for additional information on the share repurchase programs.

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

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $35 million by year-end 2022 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). As a result of these actions, the Company has recorded pre-tax restructuring charges of $55 million inception to date, comprised of $33 million of severance and related benefit costs and $22 million of asset related charges. At September 30, 2022, total liabilities related to the 2021 Restructuring Actions were $17 million for severance and related benefits. Actions related to the 2021 Restructuring Program are substantially complete.

In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). As a result of these actions, the Company recorded pre-tax restructuring charges of $159 million inception-to-date, consisting of severance and related benefit costs of $107 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete. Future cash payments related to the 2020 Restructuring Program are anticipated to be $2 million primarily related to the payment of severance and related benefits.

Subsequent to the period end, in October 2022, the Company approved targeted restructuring actions to capture near term cost reductions. The Company expects to incur costs of up to $125 million primarily related to the payment of severance and asset related charges, which will begin in the fourth quarter of 2022 and are expected to be substantially complete by the end of 2023.

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

As of September 30, 2022, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

DuPont could incur additional tax liabilities if certain internal transactions undertaken in connection with the completed divestiture of a majority of its historic Mobility & Materials segment to Celanese, and in connection with DuPont’s pursuit of plans to divest the Delrin® acetal homopolymer business (the “Delrin® Business”), fail to qualify for their intended tax treatment.

On November 1, 2022, DuPont and certain of its subsidiaries completed the sale to Celanese of a majority of the Company’s historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Performance Resins and Advanced Solutions business lines (the “M&M Business”) for $11 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement (the “M&M Divestiture”).

On February 18, 2022, DuPont also announced that its Board of Directors approved the divestiture of the Delrin® Business subject to entry into a definitive agreement and satisfaction of customary closing conditions. There can be no assurance as to the outcome, timing or ability to realize expected benefits from the Delrin® Business divestiture process.

Prior to the Closing of the M&M Divestiture, DuPont engaged in certain internal reorganization activities to separate the M&M Business, and in certain cases in connection therewith, the Delrin® Business, into separate subsidiaries and to align the subsidiaries holding the M&M Business for disposition in a tax-efficient manner. DuPont has recognized a tax liability related to the M&M Divestiture. However, if certain internal transactions related to the separation of the M&M Business and/or of the Delrin® Business fail to qualify for their intended tax treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

DuPont may not realize the anticipated benefits of its share repurchase programs and any failure to repurchase the Company’s common stock after DuPont has announced its intention to do so may negatively impact the Company’s stock price.

On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock. This new repurchase authorization is in addition to the $250 million remaining under the Company’s existing share repurchase program which was approved in February 2022. The Company intends to enter accelerated share repurchase agreements ( “ASR Agreements”) imminently, for the repurchase of an aggregate of $3.25 billion of common stock with $250 million of such repurchases under the existing program and the remaining $3 billion under the new program. new repurchase program terminates on June 30, 2024, unless extended or shortened by the Board of Directors.

Under these or any other future share repurchase programs, DuPont may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, including additional ASR agreements in accordance with applicable federal securities laws. The timing and amount of any repurchases, if any, will on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after the Company has announced its intention to do so may negatively impact DuPont’s reputation, investor confidence and the price of the Company’s common stock.

The existence of these share repurchase programs could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for DuPont stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of DuPont common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

Repurchasing common stock will reduce the amount of cash DuPont has available to fund working capital, capital expenditures, strategic acquisitions or business opportunities and other general corporate requirements, and the Company may fail to realize the anticipated benefits of these share repurchase programs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
July	—	$—	—	$500
August	2,930,109	60.28	2,930,109	323
September	1,317,416	55.70	1,317,416	250
Third Quarter 2022	4,247,525	$58.86	4,247,525	$250

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed April 30, 2021.
3.2	Sixth Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed October 20, 2022.
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
Date: November 8, 2022

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware