Form 10-K
period 2022-12-31
DuPont de Nemours, Inc.
filed 2023-02-15
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $28 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 458,338,052 shares of common stock, $0.01 par value, outstanding at February 13, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2022

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the possibility that the Company may fail to realize the anticipated benefits of the $5 billion share repurchase program announced on November 8, 2022 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2024; (ii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures, and other portfolio changes and the impact of changes in relevant tax and other laws; (iii) indemnification of certain legacy liabilities; (iv) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours; (v) failure to timely close on anticipated terms (or at all), realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes; (vi) risks and uncertainties, including increased costs and the ability to obtain raw materials, related to operational and supply chain impacts or disruptions, which may result from, among other events, pandemics and responsive actions, including COVID-19 related disruptions in China, demand decline in consumer-facing markets, and geo-political and weather related events; (vii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (viii) risks from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology impacting the semiconductor business; (ix) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (x) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary TDCC (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary EID, (the “Corteva Distribution and together with the Dow Distribution, the “DWDP Distributions”). Effective January 1, 2023, Corteva’s subsidiary EID changed its name to EIDP, Inc. (“EIDP”), and therefore references to EID herein have been updated to reflect this name change.

DuPont is a global innovation leader with technology-based materials and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, construction, water, healthcare and worker safety. At December 31, 2022, the Company has subsidiaries in about 50 countries worldwide and manufacturing operations in about 25 countries. See Note 23 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

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

On February 18, 2022, the Company announced that it had entered an agreement on February 17, 2022, (the "Transaction Agreement") with Celanese Corporation ("Celanese") for divestiture of the majority of DuPont’s historic Mobility & Materials (“M&M”) segment, (the “M&M Divestiture”). See Note 4 to the Consolidated Financial Statements for more information. The Company also announced on February 18, 2022, that its Board of Directors has approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"), subject to entry into a definitive agreement and satisfaction of closing conditions. The Delrin® Divestiture together with the M&M Divestiture, referred to as the “M&M Divestitures”. The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historic M&M segment are referred to as the "Retained Businesses".

On November 1, 2022, DuPont and Celanese completed the M&M Divestiture and DuPont received cash proceeds of $11 billion which is subject to transaction adjustments in accordance with the Transaction Agreement. DuPont funded accelerated share repurchase ("ASR") agreements (the "2022 ASR Agreements") and the early redemption in full of the Company’s $2.5 billion in fixed-rate long term senior unsecured notes due November 2023 with proceeds from the M&M Divestiture. Additionally in the fourth quarter, the Company reduced its commercial paper balance to zero. As of September 30, 2022 the Company had $1.3 billion of commercial paper outstanding.

As publicly announced on November 8, 2022, on November 7, 2022, DuPont's Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock, (the “5B Share Repurchase

Program”). As part of its announcement, the Company discussed its intention to enter into ASR agreements imminently, for the repurchase of an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases completing the $1 billion share repurchase program approved in February 2022 (the “2022 Share Buyback Program”) and the remaining $3 billion under the $5B Share Buyback Program. In November 2022, the Company entered into the 2022 ASR Agreements for the repurchase of an aggregate of approximately $3.25 billion of common stock. In accordance with the terms of the 2022 ASR Agreements, DuPont received initial deliveries in November 2022 of 38.8 million shares of common stock in the aggregate. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the terms of the 2022 ASR Agreements less an agreed upon discount. Final settlement of the 2022 ASR Agreements is expected in the third quarter 2023.

Any additional repurchases under the $5B Share Buyback Program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The $5B Share Buyback Program terminates on June 30, 2024, unless extended or shortened by the Board of Directors.

BASIS OF PRESENTATION
The Delrin® Divestiture and the M&M Divestiture, (together the "M&M Divestitures") represent a strategic shift with a related major impact on DuPont's operations and results.

The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2022 and 2021 and the results of operations of DuPont for the years ended December 31, 2022, 2021 and 2020 giving effect to the M&M Divestitures and the N&B Transaction as if each had occurred on January 1, 2020, with the historical financial results of the businesses divested as part of the M&M Divestiture and to be divested as part of the divestiture of Delrin® (the "M&M Businesses") and N&B reflected as discontinued operations, as applicable. The cash flows and comprehensive income related to the M&M Businesses and the N&B business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the year ended December 31, 2022, 2021 and 2020, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses and N&B.

SEGMENT INFORMATION
Effective February 2022, the revenues and certain expenses of the M&M Businesses were classified as discontinued operations in the current and historical periods. As of the date of the Transaction Agreement with Celanese, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively reflected for all periods presented.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in this annual report for additional information concerning the Company’s operating segments.

ELECTRONICS & INDUSTRIAL
Electronics & Industrial is a leading global provider of differentiated materials and component solutions for high performance computing, 5G, electric vehicles ("EV"), a broad range of consumer electronics including mobile devices, television monitors, personal computers, and a variety of other industries including aerospace, defense, transportation, and healthcare. The segment supplies industry leading materials and solutions for the fabrication of semiconductors and integrated circuits addressing multiple steps of the manufacturing process. The segment offers a broad portfolio of semiconductor and advanced packaging materials, providing chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for advanced chip packaging; along with silicones for light emitting diode ("LED") packaging and semiconductor applications. Electronics & Industrial also provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials and innovative metallization processes for metal finishing, decorative, and industrial applications. Since the acquisition of Laird Performance Materials, Electronics & Industrial also provides high-performance electromagnetic shielding and thermal management solutions. Electronics & Industrial is a leading global supplier in the packaging graphics industry providing photopolymer plates and platemaking systems used in flexographic printing and digital inks for textile, commercial and home-office printing applications. The segment also provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED"), and other display applications. In addition, the segment produces high performance parts, and specialty silicone elastomers and lubricants to meet customer specifications in automotive, aerospace, electronics, industrial, and healthcare markets. Electronics & Industrial addresses these markets by leveraging a strong science and technology base and customer-driven application engineering capabilities to provide the critical materials and solutions for creating a more connected and digital world.

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

Details on Electronics & Industrial's 2022 net sales, by major product line and geographic region, are as follows:

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

Current and Future Investments
In March 2019, the Company announced plans to invest more than $200 million in its Electronics & Industrial segment to build new production assets at its Circleville, Ohio, plant. The new assets expanded production of KAPTON® polyimide film and PYRALUX® flexible circuit materials to meet growing market demand. At December 31, 2022, the project is complete and the Company has begun shipping commercial material to customers.

The Company will invest approximately $70 million in its Electronics & Industrial segment to build new production assets at a Newark, Delaware plant. The new assets will expand production of KALREZ® perfluoroelastomer parts to meet growing market demand. At December 31, 2022, the Company had spent approximately $47 million since the start of the project and expects the new assets to be operational in mid-2023.

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

Details on Water & Protection's 2022 net sales, by major product line and geographic region, are as follows:

Products
Major applications and products are listed below by major product line:

Major Product Line	Applications / Market Segments	Major Products / Technologies
Safety Solutions	Industrial personnel protection, military and emergency response, medical devices and packaging, automotive, aerospace and oil and gas	KEVLAR® fiber; NOMEX® fiber and paper; TYVEK® protective materials; TYCHEM® protective suits
Shelter Solutions	Rigid and spray foam insulation, weatherization, waterproofing and air sealing, caulks and sealants, roof coatings, and decorative surface materials	STYROFOAM™ brand insulation products, THERMAX™ exterior insulation, XENERGY™ high performance insulation, LIQUIDARMOR™ flashing and sealant, GREAT STUFF™ insulating foam sealants and adhesives, CORIAN® design solid and quartz surfaces, TYVEK® weather resistant barriers
Water Solutions	Water filtration and purification technology for residential, municipal and industrial use. Key industries include municipal drinking water and wastewater, power generation, microelectronics, pharmaceuticals, food and beverage, industrial wastewater reuse, metals and mining, and oil and gas segments
AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements, INTEGRAFLUX™ ultrafiltration modules, FORTILIFE™ challenging water reverse osmosis membranes, and TAPTEC™ water filtration and purification for drinking water in homes and commercial buildings

Key Raw Materials
The major commodities, raw materials and supplies for the Water & Protection segment include: methyl methacrylate, alumina trihydrate, methyl pentanediol, styrene, polysulfone, Terephthaloyl- & Isophthaloyl- chloride, high-density polyethylene, polyethylene, aniline, calcium chloride, divinyl benzene monomers caustic and sulfuric acid.

Current and Future Investments
The Company previously announced plans to invest more than $400 million in Water & Protection to increase capacity for the manufacture of TYVEK® nonwoven materials at its Luxembourg site due to growing global demand. The expansion for the new TYVEK® operating line is expected to be completed by the end of 2023.

CORPORATE & OTHER
Effective February 2022, the revenues and certain expenses of the M&M Businesses were classified as discontinued operations and the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively reflected for all periods presented.

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company will no longer incur upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestiture, and for which it is and will be reimbursed (“Future Reimbursable Indirect Costs”). In addition, a portion of these indirect costs relate to activities the Company intends to perform post the close of the Delrin® Divestiture and for which it will be reimbursed. Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

Corporate & Other includes sales and activity of the Retained Businesses as well as Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of certain divested businesses including the operations of Biomaterials, Clean Technologies, and Solamet® business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

INDUSTRY SEGMENTS AND GEOGRAPHIC REGION RESULTS
See Note 5 to the Consolidated Financial Statements for net sales by business or major product line.

Sales by geographic region are included within Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Results of Operations." See Note 23 to the Consolidated Financial Statements for information regarding total net sales and total assets by segment, as well as net sales and long-lived assets by geographic region.

SIGNIFICANT CUSTOMERS AND COMPETITION
In 2022, no significant portion of the Company's sales was dependent upon a single customer. The markets in which the Company participates compete primarily through technology, range of products and services, performance, quality, reliability, brand, reputation, service and support. The Company provides extensive support, technical services and testing services for its customers, in addition to new product development. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, customer intimacy, global manufacturing capability and local service capability enable it to compete successfully.

DuPont is a multi-industrial company and is subject to competition across all product and service areas. Key competitors include but are not limited to:
•Electronics & Industrial: 3M, Element Solutions, Entegris, Henkel, JSR, Merck KGaA, MKS Instruments, Parker Hannifin, and TOK.
•Water & Protection: 3M, Honeywell, Hydranautics, Kingspan, Kolan, Lanxess, LG Chem, Owens-Corning, Purolite, Royal DSM, Toray, Teijin, and Yantai.

Against this competitive backdrop, value-in-use is the primary driver of price for the Company’s products, although price is impacted by many factors including, among others, fluctuations in supply and demand, and availability and cost of key manufacturing inputs including raw materials and energy.

SOURCES AND AVAILABILITY OF MAJOR RAW MATERIALS
The novel coronavirus (“COVID-19”) and its variants continue to adversely impact the broader global economy, including certain of the Company’s suppliers for key raw materials. The COVID-19 pandemic has caused widespread supply chain challenges due to labor disruptions, increased raw material costs and component shortages, namely the semiconductor chip shortage. In addition, logistic challenges are continuing and have caused delays and increased costs. The Company is actively working to mitigate the impact of the widespread supply chain and logistics issues.

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

BACKLOG
In general, the Company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are typically based on the level of incoming orders as well as projections of future demand. However, from time to time in limited instances the Company does operate against a backlog for certain products, which has in the past resulted, and in the future may result, from the availability of raw materials from third-party suppliers. Therefore, the Company believes that backlog information is generally not meaningful to understanding its overall business and should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.

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

The protection afforded by patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country and type of patent protection. The term of these patents is approximately twenty years from the filing date in general, but varies depending on country and type of patent protection. DuPont's significant patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2022, the Company owned about 14,000 patents and patent applications globally. Approximately 70% of the Company’s patent estate has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or the product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

ENVIRONMENTAL REGULATORY MATTERS
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the Company monitors these changes closely. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. For more information see: (1) Environmental Proceedings on page 27, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30, (3) Notes 1 and 16 to the Consolidated Financial Statements.

ENVIRONMENTAL SOCIAL AND GOVERNANCE (ESG)
DuPont’s purpose is to empower the world with the essential innovations to thrive. The Company operates within four core values of protecting safety and health; respect for people; conduct in accordance with the highest ethical behavior; and protecting the planet. DuPont’s sustainability strategy is focused on driving innovations to create sustainable solutions that help address the most pressing challenges facing society and the planet; enhancing the sustainability of its operations and facilities; and protecting the health and well-being of its employees and communities. In 2019, DuPont announced its 2030 Sustainability Goals, including its Acting on Climate Goal - to reduce its greenhouse gas (GHG) emissions by 30 percent, measured from a base year of 2019, including sourcing 60 percent of electricity for operations from renewable energy and delivering carbon neutral operations by 2050. Additional information about DuPont's sustainability strategy and 2030 Goals can be found on its website as discussed below and in several areas of this report, including: Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30.

Information about DuPont’s ESG-related policies, programs, initiatives and goals is available under Sustainability in the About Us section of its website. The Company’s 2022 Sustainability Report, which is aligned to the Global Reporting Initiative (“GRI”) Standards: Core option and the Sustainability Accounting Standards Board ("SASB") frameworks, includes information based on the businesses and facilities owned and operated by the Company during the calendar year 2021. As such, the 2022 Sustainability Report, and certain other information under Sustainability, does not reflect and has not been adjusted to reflect, among other things, the M&M Divestitures.

The 2022 Sustainability Report includes discussion of the Company’s approach to ESG governance which is overseen by the Company’s Board of Directors. In 2022 the Company took further actions to further align its governance and enterprise risk management practices around climate-related risks with the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).

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

HUMAN CAPITAL
Foundational to the Company’s current and future success is its employees, who drive the Company’s strategic vision, manage operations and develop products. The Company focuses significant attention on attracting, motivating and retaining talent at all levels. Through training and professional development initiatives, promoting a culture of diversity, equity and inclusion, and emphasizing the importance of health, safety and well-being, the Company’s aim is to create an environment that fully supports the needs of its employees providing opportunity for financial and career growth, an inclusive and collegial experience and purpose in doing work that matters. Annually, an enterprise-wide engagement survey is conducted, which provides insight into employee morale and aspects of workplace culture like core values, commitment to ethical behavior, teamwork and employee development.

The Company is committed to creating a high-performance culture built on continual learning to support the strategic needs of its workforce. The professional growth of our people is essential to the growth of our business. Our annual goal process asks employees to not only identify three key goals around business contributions but also and one goal focused on self-development. The Company has prioritized learning and career development opportunities for leaders and all employees. The Company offers a diverse set of training, education and development opportunities, both formally and informally, throughout the year. All employees take part in a mix of on-the-job training and appropriate learning and training opportunities focusing on topics that are the most critical and relevant to each employees’ job function. Employees have the freedom to create meaningful development plans, identify goals, and take steps to achieve them.

The Company believes that diversity, equity and inclusion ("DE&I") is central to high employee engagement and seeks to foster an environment where employees can bring their authentic selves to work each day. The more perspectives there are, the more ideas that can be generated, which makes DE&I a driver of innovation, and therefore, integral to the Company’s success. DuPont believes that it can fulfill its purpose with the full commitment, participation, creativity, energy, and cooperative spirit of a diverse workforce. The Company provides its Equal Employment Opportunity Employer Information Report (EEO-1), and other information on its DE&I efforts under Diversity, Equity & Inclusion in the "About Us" and "Sustainability" sections of its website. Nothing on the DuPont websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.

The Company is committed to ensuring equal opportunity for growth and fulfillment for its employees and to positively impacting communities in which it operates. The Company’s employee-led Employee Resource Groups (“ERGs”) help cultivate a culture of acceptance where employees feel not only accepted, but celebrated, at every level. As of December 31, 2022, the Company has eight corporate ERGs - DuPont Black Employees Network, DuPont Asian Group, DuPont Pride Network, DuPont Latin Network, DuPont Women’s Network, DuPont Veterans Network, DuPont Early Career Network, and DuPont Persons with Disabilities and Allies - all of which have regional and local chapters through the Company. Each group is actively sponsored by senior leadership, helping model and promote inclusive values and behaviors. The Company also offers DE&I tools and resources to educate managers and employees on cultivating and maintaining an inclusive work environment. These resources include networking and mentoring practices, and opportunities for participation in external conferences and events, among others. Annual DE&I Awards celebrate individuals and teams that are making a difference in the work environment and help inspire further actions.

The Company's success also depends on the well-being of employees, including physical, mental and emotional health. DuPont employees have access to online health resources through our global wellness provider to help them improve their overall well-being, including a health assessment, healthy habit building and tracking, videos and content to reduce stress and increase resilience, better sleep habits, nutrition guides, company wellness challenges, and financial wellness education. The Company continues to provide no-cost Employee Assistance Program ("EAP") services to all employees globally and their immediate household members. All employees also have the support of the Company’s Health Services teams, which provides onsite and intranet-based services to support and monitor the health and welfare of employees. The Company’s larger manufacturing and research sites have onsite clinics where employees can get occupational care, first aid treatment, travel vaccinations and referrals for off-site medical care. The Company continuously strives for zero workplace injuries, occupational illnesses and incidents. The Company’s safety metrics are continually measured against this goal, and DuPont’s Environmental, Health, Safety & Sustainability Committee is charged with driving improvements in the Company's health and safety practices. Health Services also assesses health risks across DuPont to find out which health concerns are most important to the Company's employees, conducts medical surveillance exams based on occupational risks and regulatory compliance priorities flagged by DuPont’s Environmental, Health and Safety team.

As the outcomes of the pandemic eased in many parts of the world in 2022, our colleagues returned to work in accordance with our Global Workplace Principles that guide our approach to flexible working. DuPont continues to embrace workplace flexibility wherever possible, recognizing that different jobs and teams have different requirements. In office environments DuPont supports hybrid working, allowing employees to mix on-site and remote working. In lab and production environments where remote working options are limited, DuPont continues to embrace flexible scheduling as feasible. These flexible working arrangements allow the Company to gain the best of what both remote and on-site working have to offer while improving well-being, reducing travel, and benefiting the environment.

As of December 31, 2022, the Company employed approximately 23,000 people worldwide. Approximately 36 percent of employees were in Asia Pacific, 18 percent were in the EMEA, 3 percent were in Latin America and 43 percent were in the U.S and Canada. Within the United States, about 5,000 employees were in non-exempt or hourly-rate positions.

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

Risks Relating to the M&M Divestitures, N&B Transaction and the Dow and Corteva Distributions

DuPont could incur additional tax liabilities if certain internal transactions undertaken in connection with the completed divestiture of a majority of its historic Mobility & Materials segment to Celanese, and in connection with DuPont’s pursuit of plans to divest the Delrin® business, fail to qualify for their intended tax treatment.

On November 1, 2022, DuPont and one of its subsidiaries completed the sale to Celanese of a majority of the Company’s historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Performance Resins and Advanced Solutions business lines (the “M&M Divested Businesses”) for $11 billion in cash, subject to customary transaction adjustments in accordance with the Transaction Agreement (the “M&M Divestiture”).

On February 18, 2022, DuPont also announced that its Board of Directors approved the divestiture of the Delrin® Business subject to entry into a definitive agreement and satisfaction of customary closing conditions. There can be no assurance as to the outcome, timing or ability to realize expected benefits from the Delrin® business divestiture process.

Prior to the Closing of the M&M Divestiture, DuPont engaged in certain internal reorganization activities to separate the M&M Divested Businesses, and in certain cases in connection therewith, the Delrin® business, into separate subsidiaries and to align the subsidiaries holding the M&M Divested Businesses and the Delrin® business (referred to collectively as the "M&M Businesses") for disposition in a tax-efficient manner. DuPont has recognized a tax liability related to the M&M Divestiture. However, if certain internal transactions related to the separation of the M&M Businesses fail to qualify for their intended tax treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

DuPont may not realize the anticipated benefits of its share repurchase programs and any failure to repurchase the Company’s common stock after DuPont has announced its intention to do so may negatively impact the Company’s stock price.

On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program, which terminates on June 30, 2024, unless extended or shortened by the Board, authorizing the repurchase and retirement of up to $5 billion of common stock. In addition to the $250 million remaining under the Company’s existing share repurchase program, which was approved in February 2022. The Company entered into the 2022 ASR Agreements in November 2022 for the repurchase of an aggregate of $3.25 billion of common stock with $250 million of such repurchases under the existing program and the remaining $3 billion under the new program.

Under these or any other future share repurchase programs, DuPont may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions, including additional ASR agreements in accordance with applicable federal securities laws. The timing and amount of any repurchases, if any, will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after the Company has announced its intention to do so may negatively impact DuPont’s reputation, investor confidence and the price of the Company’s common stock.

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
The distribution by DuPont to its stockholders of all the issued and outstanding shares of N&B through the Exchange Offer ("N&B Distribution") and the merger of N&B with a wholly-owned subsidiary of IFF ("N&B Merger") are expected to be tax-free to DuPont stockholders for U.S. federal income tax purposes (except to the extent that cash was paid to DuPont stockholders in lieu of fractional shares pursuant to the N&B Merger Agreement), and the N&B Contribution, N&B Distribution, and the one-time payment from N&B to DuPont of approximately $7.3 billion ("Special Cash Payment") are expected to result in no recognition of gain or loss by DuPont for U.S. federal income tax purposes.

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
After the separations and DWDP Distributions, there are several significant areas where the liabilities of Dow and Corteva may become the Company’s obligations, either in whole or in part. For example, to the extent that any subsidiary of the Company was included in the consolidated tax reporting group of either TDCC or EIDP for any taxable period or portion of any taxable period ending on or before the effective date of the DWDP Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of TDCC or EIDP, as applicable, for such taxable period. In connection with the separations and DWDP Distributions, DuPont, Dow and Corteva have entered into a Tax Matters Agreement, as amended, that allocates the responsibility for prior period consolidated taxes among Dow, Corteva and DuPont. If Dow or Corteva are unable to pay any prior period taxes for which it is responsible, however, DuPont could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

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

Third parties could also seek to hold DuPont responsible for any of the liabilities allocated to Dow and Corteva, including those related to EIDP’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core Agreements, and third parties could seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont is held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation, Environmental Matters and Indemnifications, losses from liabilities related to discontinued and/or divested operations and businesses of EIDP that are not primarily related to its agriculture business or specialty products business, (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Stray Liabilities include liabilities arising out of actions to the extent related to or resulting from EIDP’s development, testing, manufacture or sale of per- or polyfluoroalkyl substances, (“PFAS Stray Liabilities”).

At December 31, 2022, the Company has recorded an indemnification liability related to Stray Liabilities. The Company recognizes an indemnification liability when a loss is reasonably probable and can be reasonably estimated. While the Company has established processes and controls over the information to support its accounting for indemnification liabilities with each of Corteva and Dow, the Company is reliant on the accuracy, transparency, completeness and timeliness of information from the applicable party, either Corteva or Dow, that retains direct liability for the underlying matter. Estimating indemnified costs of environmental remediation and compliance activities is particularly difficult since such activities are dependent on the nature of and activity at specific sites; new and evolving analytical, operating and remediation technologies and techniques; agreed action plans; changes in environmental regulations; permissible levels of specific compounds in water, air or soil; enforcement theories and policies, including efforts to recover natural resource damages; and the presence and financial viability of other potentially responsible parties.

At December 31, 2022, the Company had recorded indemnification assets related to Stray Liabilities and other matters. Although the Company believes it is remote, there can be no assurance that any such third-party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third-party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows. See discussion of the Core Agreements in Note 4 to the Consolidated Financial Statements and Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements.

On January 22, 2021, DuPont, Corteva and Chemours entered into a cost sharing arrangement related to future eligible PFAS costs. The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies, including expected performance under and impact of the cost sharing arrangement.
While reducing uncertainty, the Company expects to benefit from the cost sharing arrangement related to future PFAS eligible costs, achievement of any such benefits may not be realized and depend on a number of factors and uncertainties that include, but are not limited to: the achievement, terms and conditions of final agreements related to the cost sharing arrangement; the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals, changes in applicable health advisory levels and in chronic reference doses for PFAS in drinking water; the performance by each of the parties of their respective obligations under the cost sharing arrangement.

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

Even if a distribution otherwise constituted a tax-free transaction to stockholders under Section 355 of the Code, the Company could be required to recognize corporate level tax on such distribution and certain related transactions under Section 355(e) of the Code if the IRS determines that, as a result of the DWDP Merger or other transactions considered part of a plan with such distribution, there was a 50 percent or greater change in ownership in the Company, Dow or Corteva, as relevant. In connection with the DWDP Merger, the Company sought and received a private letter ruling from the IRS regarding the proper time, manner and methodology for measuring common ownership in the stock of the Company, EIDP and TDCC for purposes of determining whether there was a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the DWDP Merger (the “IRS Ruling”). The Tax Opinions relied on the continued validity of the IRS Ruling and representations made by the Company as to the common ownership of the stock of TDCC and EIDP immediately prior to the DWDP Merger, and concluded that there was not a 50 percent or greater change of ownership for purposes of Section 355(e) as a result of the DWDP Merger. Notwithstanding the Tax Opinions and the IRS Ruling, the IRS could determine that a distribution or a related transaction should nevertheless be treated as a taxable transaction to the Company if it determines that any of the Company’s facts, assumptions, representations or undertakings was not correct or that a distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions that are not covered by the IRS Ruling.

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
DuPont relies on centralized and local information technology networks and systems, some of which are managed or accessible by third parties, to process, transmit and store electronic information, and to otherwise manage or support its business. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. The processing and storage of personal information is increasingly subject to privacy and data security regulations, and many such regulations are country or territory-specific. The interpretation and application of data protection laws in the U.S., Europe, including the EU General Data Protection Regulation, Asia Pacific, Latin America, and elsewhere are continuing to evolve and may be different across these jurisdictions. The Company seeks to implement these requirements in a compliant manner. Violations of these laws could result in criminal or civil sanctions and even the mere allegation of such violations, could harm the Company’s ability to do business, its results of operations, financial position and reputation.

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

DuPont has engaged and expects to continue to engage in merger and acquisition activity. As part of preparatory and post-closing integration activities, the Company: (i) conducts a cybersecurity risk threat assessment and when evidence of a breach is uncovered, conducts additional due diligence; (ii) based on the assessment, the Company develops and implements risk mitigation plans if needed and brings the acquisition under the Company’s cyber-attack/breach detection and response programs; and (iii) conducts an internal controls risk and compliance assessment and creates responsive action plans as needed to mitigate and remediate identified weaknesses in the control environment.

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
In connection with completed acquisitions, DuPont has recorded goodwill and other intangible assets on our balance sheet. As a result of the DWDP Merger and related acquisition method of accounting, EIDP’s assets and liabilities were remeasured and DowDuPont recognized them at fair value. Since certain of the Company's assets, especially those related to the Water & Protection and Electronics and Industrial segment, and those carried at Corporate & Other at December 31, 2022 are heritage EIDP, declines, if any, in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets.

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
The Company’s profitability and margin growth will depend in part on the Company’s ability to maintain a streamlined operating model and drive sustainable improvements, through actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. A variety of factors may adversely affect the Company’s ability to realize the targeted cost synergies, including failure to successfully optimize the Company’s facilities footprint, the failure to take advantage of the Company’s global supply chain, the failure to identify and eliminate duplicative programs. There can be no assurance that DuPont will be able to achieve or sustain any or all of the cost savings generated from restructuring actions.

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

Demand for product offerings that are less carbon-intensive or customers determine support their respective sustainability goals, is expected to continue to increase, driven by end-user and customer demand, investor preference, and government legislative and market- and product-specific actions in response to risks created by climate change. Failure to timely react to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice. In addition, the failure to set goals, take actions, make progress and report against, commensurate with relevant market competitors, the Company’s sustainability strategy, could harm the Company’s reputation, and its ability to compete and to attract top talent, and could result in increased investor activism and the deselection of the Company as a partner or supplier of choice.

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
DuPont does business globally in about 50 countries. The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 70 percent of net sales on a continuing operations basis for the year ended December 31, 2022. With Asia Pacific as the Company’s largest region by revenue and China as the largest country within the Asia Pacific region and second largest globally by revenue, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:
•exchange control regulations
•fluctuations in foreign exchange rates
•foreign investment laws

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. For its continuing operations as of the year ended December 31, 2022, the Company’s largest currency exposures are the Chinese renminbi, European euro, Japanese yen, South Korean won and Canadian dollar. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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

Risks Related to Regulatory Changes and Compliance

Risks related to trade disputes, regulations and policies could adversely impact DuPont’s results of operations.
Trade regulations, policies and disputes can and have increased tariffs, trade barriers, limited the Company’s ability to sell certain products to certain customers, and otherwise impacted the Company’s global supply and distribution chains and research and development activities. In particular, trade tensions between the US and China have led to increased trade restrictions on the semiconductor business, particularly exports to China of US-regulated products and technology, that have affected downstream demand impacting ordering patterns from certain DuPont Electronics & Industrial’s customers. Continuing or expanding trade restrictions or disputes could adversely impact demand for and manufacture, distribution or sale of the Company’s products, and restrict access to certain markets, any of which could have a material adverse effect on the Company’s results of operations and growth prospects.

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
DuPont continues to be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, product content, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances, which include certain substances of concern, and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in the regulatory environment could inhibit or interrupt the Company’s operations, require modifications to the Company’s products, processes or facilities or cause the Company to discontinue or relocate the production of certain products. Changes to regulations or the implementation of additional regulations, may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.

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
DuPont is subject to risks which include, but are not limited to, product safety or quality; shifting consumer preferences and public perception; federal, state, and local regulations on manufacturing or labeling; packaging, environmental, health and safety regulations; and customer product liability claims.

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

Changes in the global and local tax regulatory environments in, and the distribution of income among, the various jurisdictions in which the Company operates, could adversely impact DuPont’s results of operations.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law in the United States. Among other changes to the Internal Revenue Code of 1986, as amended (the “Code”), the IRA imposes a 15% corporate alternative minimum tax on certain corporations (the “CAMT”). Changes in tax laws or regulations, including further regulatory developments in connection with the IRA; multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD) including the OECD's Global Anti-Base Erosion ("GloBE) rules under Pillar Two, which is expected to introduce a global minimum corporate tax rate set at 15% on multinational enterprises; and the OCED’s, European Commission’s and other major jurisdiction’s heightened interest in and taxation of large multi-national companies, increase tax uncertainty and impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on DuPont’s results of operations.

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

The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 100 principal sites in total. The number of manufacturing and other significant sites by reportable segment and geographic area around the world at December 31, 2022 is as follows:

Geographic Region	Electronics & Industrial	Water & Protection	Corporate & Other	Total [2]
Asia Pacific	26	13	3	42
EMEA [1]	6	7	3	16
Latin America	1	—	1	2
U.S. & Canada	23	13	8	44
Total	56	33	15	104
1.. Europe, Middle East, and Africa.
2. Sites that are used by multiple segments are included more than once in the figures above.

The Company's principal sites include facilities which, in the opinion of management, are suitable and adequate for their use and have sufficient capacity, or plans to increase capacity, which meet the Company's current needs and expected near-term growth. Properties are primarily owned by the Company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

ITEM 3. LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 16 to the Consolidated Financial Statements, which also includes discussion of the allocation of liabilities in connection with the DWDP Distributions.

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

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA)”, the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“DEQ”), the Company (originally through EIDP), and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair. DuPont, Denka, EPA, DOJ and DEQ are continuing these discussions, which include potential settlement options.

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont, EIDP, and certain DuPont subsidiaries. NJDEP’s allegations relate to former operations of EIDP involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historic uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

DuPont de Nemours, Inc.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE under the ticker symbol "DD."

During 2022 and 2021, the Company paid quarterly dividends on its common stock of $0.33 and $0.30 per share, respectively.

The DuPont Board of Directors on February 6, 2023, declared a first quarter 2023 dividend of $0.36 per share, a 9 percent per share increase versus the first quarter 2022 dividend. The first quarter 2023 dividend is payable on March 15, 2023, to holders of record at the close of business on February 28, 2023. The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company's Board of Directors.

At January 31, 2023, there were 67,943 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company's common stock by the Company during the three months ended December 31, 2022:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
2022 Share Buyback Program
October	—	$—	—	$250
November [1,2]	3,729,673	$67.03	3,729,673	$—
December	—	$—	—	$—
$5B Share Buyback Program
October	—	$—	—	$—
November [2]	35,058,929	67.03	35,058,929	2,000
December [2]	—	—	$—	2,000
Fourth Quarter 2022	38,788,602	$67.03	38,788,602	$2,000
1.The Company completed the 2022 Share Buyback Program as part of the initial deliveries of shares under the 2022 ASR Agreements.
2. In accordance with the terms of the 2022 ASR Agreements, which terminate on or about September 1, 2023. DuPont received initial deliveries in November 2022 of 38.8 million shares of common stock in the aggregate. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the terms of the 2022 ASR Agreements less an agreed upon discount.

Stockholder Return
The form of the chart presented below is in accordance with the requirements of the U.S. Securities and Exchange Commission. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. The chart illustrates the cumulative total return of the Company's stock based on a presumed investment of $100 on December 31, 2017 and a presumption that all dividends were reinvested. The historical stock prices of DuPont presented in the chart have been adjusted to reflect the impact of the DWDP Distributions and the Reverse Stock Split. The Company elected to display the closing price on May 31, 2019, the day preceding the Corteva Distribution, in order to provide the reader a more useful baseline for the Company's performance as a specialty products company after consummation of the DWDP Distributions. The chart does not reflect the Company's forecast of future financial performance.

In 2022, the Company elected to change the relative benchmark group from S&P Industrial Conglomerates Index to S&P Industrials Index in order to include companies that are more aligned with DuPont following the M&M Divestiture. Accordingly, the Company will begin comparing the cumulative total return of DuPont to the cumulative total return of both the S&P 500 Index and the S&P Industrials Index in the following graph. S&P Industrial Conglomerates Index was included for this fiscal year only for comparative purposes to prior fiscal year graphs.

Cumulative Total Return	December 31, 2017	December 31, 2018	May 31, 2019 [1]	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
DuPont	$100.00	$76.84	$65.95	$66.12	$74.92	$86.45	$74.88
S&P 500	$100.00	$95.62	$105.88	$125.72	$148.85	$191.58	$156.89
S&P Industrials [2]	$100.00	$86.71	$97.59	$112.17	$124.59	$150.89	$142.63
S&P Industrial Conglomerates [3]	$100.00	$73.12	$81.92	$91.49	$100.89	$106.15	$97.23
1. Represents the day preceding the Corteva Distribution.
2. New index added in 2022
3. Included for this fiscal year only for comparative purposes to prior fiscal year graphs.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Overview
•Analysis of Operations
•Result of Operations
•Segment Results
•Outlook
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Long-Term Employee Benefits
•Environmental Matters

OVERVIEW
As of December 31, 2022, the Company has $6.4 billion of net working capital and $3.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the previously announced divestiture (the "Transaction Date") of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The Company had previously entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") on February 17, 2022 for a purchase price of $11.0 billion in cash. Cash received on the Transaction Date, as adjusted for preliminary and other adjustments was $11.0 billion. These adjustments include approximately $0.5 billion of cash transferred with the M&M Divestiture for which DuPont was reimbursed at closing resulting in net proceeds of $10.5 billion.

On February 18, 2022, the Company announced that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"), subject to entry into a definitive agreement and satisfaction of closing conditions. The Delrin® Divestiture together with the M&M Divestiture (collectively the "M&M Divestitures" and the businesses in scope for the M&M Divestitures collectively the "M&M Businesses") represent a strategic shift that has a major impact on DuPont's operations and results.

The financial position of DuPont as of December 31, 2022 presents the assets and liabilities of the Delrin® Divestiture as held for sale, presented as discontinued operations. In the comparative period, the assets and liabilities of both the M&M Divestiture and the Delrin® Divestiture are presented as held for sale, presented as discontinued operations. The results of operations for the years ended December 31, 2022, 2021 and 2020 present the financial results of the M&M Businesses, including the M&M Divestiture through the Transaction Date, as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the Consolidated Financial Statements for additional information.

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

Terminated Intended Rogers Acquisition
On November 1, 2022, the Company announced the termination of the previously announced agreement to acquire the outstanding shares of Rogers Corporation (“Rogers”) as DuPont and Rogers were unable to obtain timely clearance from all the required regulators ("Terminated Intended Rogers Acquisition").

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

The results of operations of DuPont for all periods presented reflect the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 4 to the Consolidated Financial Statements for additional information.

Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International (“Laird PM Acquisition”) for cash consideration of $2.4 billion, which reflects adjustments, primarily for acquired cash and net working capital. See Note 3 to the Consolidated Financial Statements for additional information.

Other Divestitures
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. In May 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other for all periods presented.

On December 31, 2021, the Company completed the sale of its Clean Technologies business unit, which is part of Corporate & Other. Total consideration related to the sale of the business is approximately $510 million, with cash proceeds of about $500 million reflecting adjustments for customary closing costs as defined within the purchase agreement. For the year ended December 31, 2021, a pre-tax loss of $3 million ($39 million loss net of tax, primarily driven by nondeductible goodwill) on the disposition was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

In the second quarter of 2021, the Company completed the sale of its Solamet® business unit, which was part of Corporate & Other. Total consideration received related to the sale of the business was approximately $190 million. The sale resulted in a pre-tax gain of $140 million ($105 million net of tax) which was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

Other Discontinued Operations Tax Matter
Subsequent to the Company’s earnings announcement on February 7, 2023, the Company recorded an adjustment to the provision for income taxes related to Discontinued Operations and deferred income tax liabilities of Discontinued Operations (the “Tax Adjustment”). The Tax Adjustment resulted in an increase of $70 million in “Income (loss) from discontinued operations, net of tax” and a decrease of $70 million in “Liabilities of discontinued operations” as of and for the year ended December 31, 2022, and a corresponding impact on net income. The Tax Adjustment did not impact the results of Continuing Operations. The Consolidated Financial Statements and other financial information included in this annual report on Form 10-K reflect the Tax Adjustment.

ANALYSIS OF OPERATIONS
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

With respect to the war in the Ukraine, the Company’s business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments. In the second quarter of 2022, the Company exited substantially all business operations in Russia, the net sales from which were less than one percent of DuPont’s consolidated net sales in 2021. The Company does not have operations in the Ukraine. In 2022, DuPont experienced supply chain challenges and increased logistics, raw material and energy costs due in part to the negative impact on the global economy from the ongoing war in Ukraine. The extent to which the conflict may continue to impact DuPont in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and the extent of supply chain disruptions. DuPont will continue to monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

Joint Settlement Agreement
On January 22, 2021, the Company, Corteva, EIDP and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS arising out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of qualified spend (as defined in the MOU) is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of this sharing arrangement, Chemours will bear 50% of any qualified spend and the Company and Corteva shall together bear 50% of any qualified spend. As of December 31, 2022, the Company has recorded an indemnification liability of $186 million in connection with the cost sharing arrangement related to future eligible PFAS costs.

Total pre-tax charges of $96 million ($74 million after-tax) and $98 million ($76 million after-tax) related to the MOU are reflected as a loss from discontinued operations for the year ended December 31, 2022 and 2021, respectively, in the Company's Consolidated Statements of Operations.

See Note 16 of the Consolidated Financial Statements for additional information.

Long-Lived Asset and Indefinite-Lived Asset Impairments
In connection with the M&M Divestitures, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Consolidated Balance Sheet. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Consolidated Balance Sheet. As a result of the analysis the Company recorded an impairment charge of $94 million ($65 million net of tax) in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2022 related to the Electronics & Industrial segment.

See Notes 6 and 14 of the Consolidated Financial Statements for additional information.

Dividends
During 2022, the Board of Directors authorized and paid quarterly dividends of $0.33 per share to shareholders of record in the first, second, third and fourth quarters, respectively.

The DuPont Board of Directors on February 6, 2023 declared a first quarter 2023 dividend of $0.36 per share, a 9 percent per share increase versus the first quarter 2022 dividend, payable on March 15, 2023, to holders of record at the close of business on February 28, 2023.

Share Buyback Program
In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expires on March 31, 2023. At the end of the third quarter 2022, the Company had repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program, with $250 million remaining on the authorization.

On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock in addition to the $250 million remaining under the Company’s 2022 Share Buyback Program. The new repurchase program expires on June 30, 2024, unless extended or shortened by the Board of Directors. On November 10, 2022, DuPont entered into an accelerated share repurchase ("ASR") agreement (the “2022 ASR Agreement”) for the repurchase of an aggregate of approximately $3.25 billion. In accordance with the terms of the agreement, DuPont received initial deliveries of 38.8 million shares in the aggregate. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR, less an agreed upon discount. The ASR transaction is being funded with cash on hand, from the M&M Divestiture, and is expected to be completed by the third quarter of 2023.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expired on June 30, 2022 (the "2021 Share Buyback Program"). In the first quarter of 2022, the Company purchased 5.1 million shares for approximately $375 million, effectively completing the program. At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion under the 2021 Share Buyback Program.

In the second quarter of 2019, the Company's Board of Directors approved a $2 billion share buyback program, which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company's long-term debt due to interest rate change movements. These swaps converted the $1 billion of the Company's $1.65 billion principal amount of fixed rate notes due 2038 into floating rate debt for the portion of their terms through 2032 with an interest rate based on the Secured Overnight Finance Rate (SOFR). Under the terms of the agreements, the Company agrees to exchange, at specified intervals, fixed for floating interest amounts based on the agreed upon notional principal amount. The interest rate swaps are designated as fair value hedges and expire on November 15, 2032. For more information see Note 21 to the Consolidated Financial Statements.

Restructuring Programs
2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the year ended December 31, 2022, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $61 million of severance and related benefit costs. At December 31, 2022, total liabilities related to the 2022 Restructuring Program were $57 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet.

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the years ended December 31, 2021 and December 31, 2022, DuPont recorded pre-tax charges related to the 2021 Restructuring Actions in the amount of $46 million inception-to-date, consisting of severance and related benefit costs of $26 million and asset related charges of $20 million. At December 31, 2022, total liabilities related to the 2021 Restructuring Actions were $7 million for severance and related benefits. The 2021 Restructuring Program is considered substantially complete.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2022	2021	2020
Net sales	$13,017	$12,566	$11,128

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2022					For the Year Ended December 31, 2021
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	2%	(3)%	3%	5%	7%	—%	1%	12%	6%	19%
Water & Protection	12	(4)	(1)	—	7	2	1	8	—	11
Corporate & Other [1]	10	(3)	—	(29)	(22)	5	2	8	(15)	—
Total	7%	(3)%	1%	(1)%	4%	1%	2%	10%	—%	13%
U.S. & Canada	11%	—%	3%	(3)%	11%	3%	—%	8%	(2)%	9%
EMEA [2]	8	(8)	(1)	(1)	(2)	—	4	10	1	15
Asia Pacific	4	(4)	—	—	—	1	2	11	1	15
Latin America	9	—	6	(1)	14	3	(2)	13	2	16
Total	7%	(3)%	1%	(1)%	4%	1%	2%	10%	—%	13%
1. Corporate & Other includes activities of the Retained Businesses and certain divested businesses including Biomaterials, Clean Technologies and Solamet®.
2. Europe, Middle East and Africa.

2022 versus 2021
The Company reported net sales for the year ended December 31, 2022 of $13.0 billion, up 4 percent from $12.6 billion for the year ended December 31, 2021, due to a 7 percent increase due to local price and product mix, a 1 percent increase in volume, partially offset by a 3 percent unfavorable currency impact and a 1 percent decrease in portfolio and other. Local price and product mix increased across all operating segments, including within Water & Protection (up 12 percent), Electronics & Industrial (up 2 percent) and Corporate & Other (up 10 percent). Volume increase was driven by Electronics & Industrial (up 3 percent), partially offset by Water & Protection (down 1 percent), and Corporate & Other was flat. Portfolio and other changes declined 1 percent driven by declines within Corporate & Other (down 29 percent) due to the sale of the Biomaterials, Clean Technologies and Solamet® businesses, partially offset by the addition of Laird PM in Electronics & Industrial (up 5 percent). Currency was down 3 percent compared with the same period last year, primarily driven by EMEA (down 8 percent) and Asia Pacific (down 4 percent).

2021 versus 2020
The Company reported net sales for the year ended December 31, 2021 of $12.6 billion, up 13 percent from $11.1 billion for the year ended December 31, 2020, due to a 10 percent increase in volume and a 1 percent increase due to local price and product mix, and a 2 percent favorable currency impact. Portfolio and other changes and currency were flat. Volume grew across all geographic regions and across all segments, most notably Electronics & Industrial (up 12 percent). Local price and product mix increased across all regions and all segments with the exception of Electronics & Industrial and EMEA where it was flat. Currency was up 2 percent compared with the same period last year, driven primarily by EMEA (up 4 percent) and Asia Pacific (up 2 percent). Portfolio and other changes were flat overall as the July 1, 2021 acquisition of Laird PM in Electronics & Industrial (up 6 percent) was offset by the decline within Corporate & Other (down 15 percent) due to the sale of the Clean Technologies and Solamet® businesses.

Cost of Sales
Cost of sales was $8.4 billion for the year ended December 31, 2022, up from $8.0 billion for the year ended December 31, 2021. Cost of sales increased for the year ended December 31, 2022 primarily due to higher raw materials and higher logistics and energy costs, increased sales volume and partially offset by currency impacts and a payroll tax credit recognized under the ERC of the CARES Act.

Cost of sales as a percentage of net sales for the year ended December 31, 2022 was 65 percent compared with 63 percent for the year ended December 31, 2021.

For the year ended December 31, 2021, cost of sales was $8.0 billion, up from $7.1 billion for the year ended December 31, 2020. Cost of sales increased for the year ended December 31, 2021 primarily due to increased sales volume, currency impacts, and higher raw materials and logistics costs. The increase was partially offset by the absence of charges in the prior year associated with temporarily idling several manufacturing plants to align supply with demand due to COVID-19.

Cost of sales as a percentage of net sales for the year ended December 31, 2021 was 63.4 percent compared with 63.5 percent for the year ended December 31, 2020.

Research and Development Expense ("R&D")
R&D expense was $536 million for the year ended December 31, 2022, down from $557 million for the year ended December 31, 2021 and $565 million for the year ended December 31, 2020. R&D as a percentage of net sales was 4 percent for the years ended December 31, 2022 and 2021 and 5 percent for the year ended December 31, 2020.

R&D expense in 2022, 2021 and 2020 was relatively consistent. The slight decline in 2022 compared to 2021 was primarily due to a payroll tax credit recognized under the ERC of the CARES Act as well as currency fluctuations. The slight decline in R&D expense in 2021 compared to 2020 was primarily due to productivity actions.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2022, SG&A expenses totaled $1,467 million, down from $1,602 million in the year ended December 31, 2021 and $1,492 million for the year ended December 31, 2020. SG&A as a percentage of net sales was 11 percent, 13 percent, and 13 percent for the years ended December 31, 2022, 2021 and 2020, respectively.

The decrease in SG&A cost in 2022 compared to 2021 was primarily due to currency fluctuations, lower personnel related expenses and a payroll tax credit recognized under the ERC of the CARES Act. The increase in SG&A costs in 2021 compared with 2020 was primarily due to incremental costs from higher personnel related expenses, currency fluctuations, and SG&A costs for six months of the Laird PM acquisition.

Amortization of Intangibles
Amortization of intangibles was $590 million, $566 million and $542 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in amortization of intangibles in 2022 compared to 2021 was primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition in the third quarter of 2021. The increase in amortization expense in 2021 compared to 2020 was primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition, partially offset by lower amortization due to the sale of the trichlorosilane business ("TCS Business") in the third quarter of 2020, as well as the classification of the Biomaterials and Clean Technologies business units as held for sale in the third quarter of 2020. See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $155 million, $50 million and $814 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The activity for the year ended December 31, 2022 included a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million of severance and related benefit costs and a $94 million ($65 million net of tax) impairment related to an equity method investment within the Electronics & Industrial segments. The activity for the year ended December 31, 2021 included a $46 million charge related to the 2021 Restructuring Actions and a $8 million charge related to the 2020 Restructuring Program. The charges for the year ended December 31, 2020 included a $270 million impairment charge related to long-lived assets and a $52 million impairment charge related to indefinite-lived intangible assets in Corporate & Other, a $318 million impairment charge related to long-lived assets and a $150 million charge related to the 2020 Restructuring Program.

See Note 6 to the Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
For the years ended December 31, 2022 and 2021 there were no goodwill impairment charges. For the year ended December 31, 2020, goodwill impairment charges of $1,862 million related to a business reported in Corporate & Other and the Industrial Solutions reporting unit.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $193 million, $81 million and $177 million for the years ended December 31, 2022, 2021 and 2020, respectively. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2022 these costs were primarily related to the Terminated Intended Rogers Acquisition, specifically the $162.5 million termination fee paid, the Biomaterials business unit divestiture and the prior year acquisition of Laird PM. For the year ended December 31, 2021 these costs were primarily related to the acquisition of Laird PM and the divestitures of the Biomaterials, Clean Technologies and Solamet® business units. Comparatively, for the year ended December 31, 2020 these costs were primarily associated with the post-DWDP Merger integration.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $75 million, $85 million and $168 million for the years ended December 31, 2022, 2021 and 2020, respectively. Earnings of nonconsolidated affiliates for the year ended December 31, 2022 declined slightly compared to the prior year due to lower equity earnings. The decrease in earnings of nonconsolidated affiliates for the year ended December 31, 2021 compared to the prior year is primarily due to the sale of DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group") in the third quarter of 2020.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expenses such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on divestiture and sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net for the year ended December 31, 2022 was $191 million compared with $145 million and $632 million in the years ended December 31, 2021 and 2020, respectively.

The year ended December 31, 2022 included interest income of $50 million primarily due to higher cash on hand and marketable securities in the fourth quarter, income of $37 million related to the second quarter sale of a land use right within the Water & Protection segment, a $26 million gain on sale of the Biomaterials business unit recorded in the second quarter, income related to non-operating pension and other post-employment benefit plans of $28 million and foreign currency exchange gains of $15 million.

The year ended December 31, 2021 included a net pre-tax benefit of $140 million associated with the sale of the Solamet® business unit within Corporate & Other, a pre-tax gain of $28 million related to the sale of assets within the Electronics & Industrial segment, income related to non-operating pension and other post-employment benefit plans of $30 million, partially offset by foreign currency exchange losses of $53 million, and miscellaneous expenses of $15 million.

The year ended December 31, 2020 included a net pre-tax benefit of $396 million associated with the TCS/HSC Disposal, a pre-tax gain of $197 million related to the sale of the Compound Semiconductor Solutions business unit in the Electronics & Industrial segment, miscellaneous income of $24 million, and income related to non-operating pension and other post-employment benefit plans of $12 million, partially offset by foreign currency exchange losses of $54 million.

See Note 7 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $492 million, $525 million, and $672 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in interest expense in 2022 compared to 2021 is primarily due to the redemption in the fourth quarter of 2022 of $2.5 billion of 2018 Senior Notes due in November 2023, the absence of interest in 2022 on the May 2022 Notes and the absence of the structuring fee on the term loan related to the Terminated Intended Rogers Acquisition, partially offset by increase in interest expense from commercial paper borrowings. The decrease in interest expense in 2021 compared to 2020 primarily relates to the maturity of the November 2020 Notes, the termination and repayment of the fully-drawn $3.0 billion term loan facilities in February 2021, and significant reduction in commercial paper borrowings, partially offset by structuring fees and the amortization of commitment fees related to the Terminated Intended Rogers Acquisition financing agreements. Refer to Note 15 to the Consolidated Financial Statements for additional information.

Provision for (Benefit from) Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2022, the Company's effective tax rate was 26.7 percent on pre-tax income from continuing operations of $1,448 million. The effective tax rate differential for the year ended December 31, 2022, was driven by the U.S tax effect of foreign earnings and dividends, geographic mix of earnings and the tax impacts of acquisition, integration, and separation costs.

For the year ended December 31, 2021, the Company's effective tax rate was 16.4 percent on a pre-tax income from continuing operations of $1,444 million. The effective tax rate differential was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity.

For the year ended December 31, 2020, the Company's effective tax rate was (7.1) percent on a pre-tax loss from continuing operations of $1,259 million. The effective tax rate differential was principally the result of the non-tax-deductible goodwill impairment charges impacting Corporate & Other.

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

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company will no longer incur upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestiture, and for which it is and will be reimbursed (“Future Reimbursable Indirect Costs”). In addition, a portion of these indirect costs relate to activities the Company intends to perform post the close of the Delrin® Divestiture and for which it will be reimbursed. Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, and adjusted for significant items.

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

Electronics & Industrial	For the Years Ended December 31,
In millions	2022	2021	2020
Net sales	$5,917	$5,554	$4,674
Operating EBITDA	$1,836	$1,758	$1,468
Equity earnings	$31	$41	$34

Electronics & Industrial	For the Years Ended December 31,
Percentage change from prior year	2022	2021
Change in Net Sales from Prior Period due to:
Local price & product mix	2%	—%
Currency	(3)	1
Volume	3	12
Portfolio & other	5	6
Total	7%	19%

2022 Versus 2021
Electronics & Industrial net sales were $5,917 million for the year ended December 31, 2022, up 7 percent from $5,554 million for the year ended December 31, 2021. Net sales increased due to a 5 percent increase from portfolio changes, a 3 percent increase in volume, and a 2 percent increase in local price, and partially offset by a 3 percent unfavorable currency impact. The portfolio impact primarily reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by strong end-market demand primarily due to continued transition to more advanced node technologies and high performance computing. Within Industrial Solutions, volume gains were driven by growth in healthcare and industrial-end markets as well as continued strength in electronics applications. Volumes within Interconnect Solutions, were down due to weakness in consumer electronics and smartphones.

Operating EBITDA was $1,836 million for the year ended December 31, 2022, up 4 percent compared with $1,758 million for the year ended December 31, 2021 driven by strong volume growth, pricing gains, and the acquisition of Laird PM, partially offset by higher raw material, logistics and energy costs, as well as weaker product mix in Interconnect Solutions.

2021 Versus 2020
Electronics & Industrial net sales were $5,554 million for the year ended December 31, 2021, up 19 percent from $4,674 million for the year ended December, 31 2020. Net sales increased due to a 12 percent increase in volume, a 6 percent portfolio and other increase impact and a 1 percent favorable currency impact. Local price and product mix were flat. Volume growth was driven by Industrial Solutions primarily due to increased demand in consumer electronics and healthcare markets. Semiconductor Technologies volume growth was led by new technology ramps at advanced nodes within logic and foundry and growth in high performance computing and 5G communications markets. Within Interconnect Solutions, the increase was driven by the July 1, 2021 acquisition of Laird PM, increases in consumer electronics, and continued volume recovery within industrial applications.

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

Water & Protection	For the Years Ended December 31,
In millions	2022	2021	2020
Net sales	$5,957	$5,552	$4,993
Operating EBITDA	$1,431	$1,385	$1,313
Equity earnings	$39	$36	$26

Water & Protection	For the Years Ended December 31,
Percentage change from prior year	2022	2021
Change in Net Sales from Prior Period due to:
Local price & product mix	12%	2%
Currency	(4)	1
Volume	(1)	8
Portfolio & other	—	—
Total	7%	11%

2022 Versus 2021
Water & Protection net sales were $5,957 million for the year ended December 31, 2022, up 7 percent from $5,552 million for the year ended December 31, 2021 due to a 12 percent increase in local price, partially offset by a 4 percent unfavorable currency impact and a 1 percent decrease in volume. Portfolio was flat. Local price increased across all businesses and in all regions, led by Shelter Solutions and Safety Solutions.

Volume growth in Water Solutions was more than offset by a decline in Safety Solutions while Shelter Solutions was flat. Water Solutions volume gains were driven by strong global demand across all technologies led by reverse osmosis membranes and ultra filtration. Safety Solutions volume declined primarily as a result of lower demand for TYVEK® garments. Shelter Solutions was flat due to weakness in the construction market largely in North America and EMEA.

Operating EBITDA was $1,431 million for the year ended December 31, 2022, up 3 percent compared with $1,385 million for the year ended December 31, 2021 as pricing actions and more disciplined cost control more than offset higher raw material, logistics and energy costs, unfavorable impact from currency, and lower volumes.

2021 Versus 2020
Water & Protection net sales were $5,552 million for the year ended December 31, 2021, up 11 percent from $4,993 million for the year ended December 31, 2020 due to an 8 percent increase in volume, a 2 percent increase in local price, and a 1 percent favorable currency impact. Portfolio was flat. Volume growth across the segment was driven by ongoing recovery of end markets following the COVID-19 pandemic. Volume gains in Safety Solutions were driven by continued recovery in end-markets for aramid fibers most notably in NOMEX® and KEVLAR®. Within Shelter Solutions, volume growth was driven by the ongoing recovery of commercial construction and continued demand in residential construction and do-it-yourself applications. Water Solutions volume gains reflect strong demand for water technologies led by reverse osmosis membranes in industrial and desalination markets.

Operating EBITDA was $1,385 million for the year ended December 31, 2021, up 5 percent compared with $1,313 million for the year ended December 31, 2020 as volume gains and the absence of costs associated with temporarily idling several manufacturing facilities were partially offset by higher raw material and logistics costs.

Corporate & Other
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported in the historic Mobility & Materials segment. Related to the M&M Divestitures, Corporate & Other includes Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of the Biomaterials, Clean Technologies, and Solamet® business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	For the Years Ended December 31,
In millions	2022	2021	2020
Net sales	$1,143	$1,460	$1,461
Operating EBITDA	$(6)	$9	$61
Equity earnings	$5	$8	$108

Corporate & Other net sales were $1,143 for the year ended December 31, 2022, down from $1,460 million for the year ended December 31, 2021. For the year ended December 31, 2022 net sales decreased primarily due to the divestiture of the Biomaterials business in May 2022 and Clean Technologies business in December 2021. For the year ended December 31, 2021, Corporate & Other net sales were $1,460 million which was consistent with net sales of $1,461 million for the year ended December, 31 2020.

Operating EBITDA was $(6) million, $9 million and $61 million for the year ended December 31, 2022, 2021 and 2020, respectively. The decrease in EBITDA was primarily the result of portfolio actions over the three years.

2023 OUTLOOK
In 2023, the Company expects continued demand strength in areas such as water and auto adhesives, along with stable demand across industrial end-markets including aerospace and healthcare. The Company expects lower volumes in consumer facing markets during the first half of the year, primarily in consumer electronics and semiconductors within the Electronics & Industrial segment. Market declines within the Water & Protection segment in construction end-markets are expected throughout 2023. The Company expects macroeconomic pressures and demand trends will begin to correct by the end of the first half for the consumer end markets served by the Electronics & Industrial segment but cannot predict the extent or length of such correction. As a result, the Company is unable to predict the extent to which these macroeconomic events may impact its consolidated results of operations or financial condition. The Company continues to closely monitor macroeconomic and geopolitical developments.

LIQUIDITY & CAPITAL RESOURCES
The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries' obligations as they come due. However, DuPont is unable to predict the extent of macroeconomic related impacts which depend on uncertain and unpredictable future developments. In light of this uncertainty, the Company has taken steps to further ensure liquidity and capital resources, as discussed below.

In millions	December 31, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$4,964	$1,972
Total debt	$8,074	$10,782

The Company's cash and cash equivalents at December 31, 2022 and December 31, 2021 were $3.7 billion and $2.0 billion, respectively, of which $1.2 billion at December 31, 2022 and $1.4 billion at December 31, 2021 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The Company held $1,302 million in marketable securities at December 31, 2022 and none at December 31, 2021. The increase in marketable securities from the prior period is due to the investment of proceeds from the M&M Divestiture.

Total debt at December 31, 2022 and December 31, 2021 was $8.1 billion and $10.8 billion, respectively. The decrease was primarily due to the redemption of 2018 Senior Notes of $2.5 billion due in 2023 during the fourth quarter of 2022, repayment of all commercial paper borrowings and mark to market impact to the fair value of an interest rate swap used to hedge changes in the fair value of the hedged item due to changes in the SOFR as of December 31, 2022.

As of December 31, 2022, the Company is contractually obligated to make future cash payments of $8.2 billion and $5.3 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $300 million will be due in the next twelve months and the remainder will be due subsequent to 2023. Related to interest, $411 million will be due in the next twelve months and the remainder will be due subsequent to 2023. The majority of interest obligations will be due in 2028 or later.

Revolving Credit Facilities
On April 12, 2022, the Company entered into a $2.5 billion five-year revolving credit facility (the "Five-Year Revolving Credit Facility"). As of the effectiveness of the Five-Year Revolving Credit Facility, the Company's prior $3 billion five-year revolving credit facility entered in May 2019 was terminated. All material conditions and covenants in the Five-Year Revolving Credit Facility are consistent with those of the prior terminated credit facility. The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.

Also on April 12, 2022, the Company entered into an updated $1.0 billion 364-day revolving credit facility (the “2022 $1B Revolving Credit Facility") as the $1.0 billion 364-day revolving credit facility entered in April 2021 (the “2021 $1B Revolving Credit Facility") had an expiration date in mid-April. As of the effectiveness of the 2022 $1B Revolving Credit Facility, the 2021 $1B Revolving Credit Facility was terminated. The 2022 $1B Revolving Credit Facility may be used for general corporate purposes.

In July 2022, the Company drew down $600 million under the 364-day Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

Repayment of Senior Notes
In November 2022, the Company redeemed in full $2.5 billion in fixed-rate long term senior unsecured notes due 2023 at a redemption price equal to 100% of the aggregated principal amount plus the accrued and unpaid interest. The redemption was funded with the net proceeds from the M&M Divestiture.

Terminated Intended Rogers Acquisition
In connection with the Terminated Intended Rogers Acquisition, on November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion. In October 2022, the facility was amended to extend the lending commitment (as amended the "Amended 2021 Term Loan Facility"). On November 1, 2022, the M&M Divestiture closed and, therefore, based on the terms of the Amended 2021 Term Loan Facility, the commitment was terminated. Separately, on November 1, 2022 the Company announced the termination of the previously announced agreement to acquire the outstanding shares of Rogers. The Company paid Rogers a termination fee of $162.5 million in accordance with the agreement on November 2, 2022. The termination fee was paid with cash on hand and recorded in the "Acquisition, integration and separation costs" within the Consolidated Statement of Operations. See Note 3 to the Consolidated Financial Statements for additional information.

Commercial Paper
In April 2022, DuPont downsized its authorized commercial paper program from $3.0 billion to $2.5 billion (the “DuPont Commercial Paper Program”). At December 31, 2022 the Company had no commercial paper outstanding compared to $150 million outstanding at the end of 2021.

Term Loan
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

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2022 $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table. The cash flows related to N&B and the M&M Divestitures have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented.

Cash Flow Summary	2022	2021	2020
In millions
Cash provided by (used for):
Operating activities	$588	$2,281	$4,095
Investing activities	$8,923	$(2,401)	$(202)
Financing activities	$(7,667)	$(6,507)	$3,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(148)	$(72)	$67
Cash, cash equivalents and restricted cash in discontinued operations	$—	$39	$42

Cash Flows provided by Operating Activities
Cash provided by operating activities was $588 million, $2,281 million and $4,095 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in cash provided by operating activities in 2022 was primarily driven by the decrease in net income , increase in cash used in net working capital, primarily due to the use of cash from accounts payable and other assets and liabilities, net and transaction and separation related expenses. Included within the decrease of 2022 cash flow is the impact of the absence of two months of M&M and one month of N&B net income. Cash provided by operating activities decreased in 2021 compared with 2020, primarily due to the use of cash from accounts and notes receivable and inventories in 2021 compared to the release of cash from those same balance sheet assets in 2020. In 2021, these changes were driven by economic recovery resulting in sales growth/higher accounts receivable and supply chain challenges resulting in higher inventory levels.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	December 31, 2022	December 31, 2021
In millions (except ratio)
Current assets	$9,979	$6,639
Current liabilities	3,587	3,518
Net working capital	$6,392	$3,121
Current ratio	2.78:1	1.89:1
1.Net working capital has been presented to exclude the assets and liabilities related to the M&M Divestitures. The assets and liabilities related to the M&M Divestitures are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows provided by Investing Activities
Cash provided by investing activities in 2022 was $8,923 million compared to cash used for investing of $2,401 million in 2021. The increase in cash provided from investing activities in 2022 versus the prior year is primarily attributable to the cash proceeds received from the M&M Divestiture, a decrease in cash used in acquisition of property and business partially offset by purchases of investments and the absence of proceeds from sale and maturities of investments. Cash used for investing activities in 2021 was primarily attributable to the acquisition of Laird PM and cash proceeds received from the sales of Solamet® and Clean Technologies businesses in 2021. In 2020, cash used for investing activities was $202 million primarily driven by cash used in capital expenditures partially offset by cash proceeds received from the sales of the TCS Business and Compound Semiconductor Solutions business units.

Capital expenditures totaled $743 million, $891 million and $1,194 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company expects 2023 capital expenditures to be about $650 million. The Company may adjust its spending throughout the year as economic conditions develop.

Cash Flows used for Financing Activities
Cash used for financing activities in 2022 was $7,667 million compared to cash used for by financing activities of $6,507 million in 2021. The increase in cash used for financing activities in 2022 versus the prior year is primarily driven by the increase in cash used for repurchases of common stocks and decrease in cash proceeds from the issuance of long-term debt. Cash used in 2021 was primarily driven by the cash used for the repayment of long-term debt and repurchases of common stock. In 2020, cash provided by financing activities was $3,238 million, primarily driven by the proceeds from issuance of long-term debt partially offset by cash used for the reduction in short-term and long-term debts and repurchases of common stock.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2022, 2021 and 2020:

Dividends Paid	December 31, 2022	December 31, 2021	December 31, 2020
In millions
Dividends paid, per common share	$1.32	$1.20	$1.20
Dividends paid to common stockholders [1]	$652	$630	$882
1.The 2020 dividends include dividends paid to common stockholders prior to the closing of the N&B Transaction.

The DuPont Board of Directors on February 6, 2023 declared a first quarter 2023 dividend of $0.36 per share, a 9 percent per share increase versus the first quarter 2022 dividend, payable on March 15, 2023, to holders of record at the close of business on February 28, 2023.

Share Buyback Programs
On February 8, 2022, the Company's Board of Directors authorized an additional $1.0 billion share buyback program which expires on March 31, 2023. At the end of the third quarter of 2022, the Company had repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program.

On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock. The new repurchase authorization of up to $5 billion is in addition to the $250 million remaining under the Company’s 2022 Share Buyback Program.

On November 8, 2022, the Company entered into the 2022 ASR Agreements, for the repurchase of an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases under the existing program and the remaining $3 billion under the new program. Any additional repurchases under the new share repurchase program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The new repurchase program terminates on June 30, 2024, unless extended or shortened by the Board of Directors.

During the fourth quarter, in accordance with the terms of the 2022 ASR Agreements, the Company repurchased and retired the initial deliveries of 38.8 million shares in aggregate for $3.25 billion, approximately 3.7 million shares were repurchased for $250 million under the 2022 Share Buyback Program and the remaining 35.1 million shares were repurchased for $3 billion under the $5B Share Buyback Program. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the 2022 ASR Agreements, less an agreed upon discount. The ASR transaction is being funded with proceeds from the M&M Divestitures and any remaining settlement will use cash on hand or exchange shares and is expected to be completed in the third quarter 2023.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expires on June 30, 2022 ("2021 Share Buyback Program"). At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion under the 2021 Share Buyback Program.

In the second quarter of 2019, the Company's Board of Directors approved a $2 billion share buyback program, which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 18 to the Consolidated Financial Statements, for additional information.

Pension and Other Post-Employment Plans
The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $76 million to its pension plans in 2023, including plans held in discontinued operations. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

As of December 31, 2022, the Company is contractually obligated to make future cash contributions of $593 million related to pension and other post-employment benefit plans, including plans held in discontinued operations. $76 million will be due in the next twelve months and the remainder will be due subsequent to 2023 with the majority due subsequent to 2027.

Restructuring
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the year ended December 31, 2022, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of severance and related benefit costs. At December 31, 2022, total liabilities related to the 2022 Restructuring Program were $57 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet.

In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the years ended December 31, 2021 and December 31, 2022, DuPont recorded pre-tax charges inception to date related to the 2021 Restructuring Actions in the amounts of $46 million recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $26 million of severance and related benefit costs and $20 million of asset related charges. At December 31, 2022, total liabilities related to the 2021 Restructuring Actions were $7 million for severance and related benefit costs. Actions related to the 2021 Restructuring Program are substantially complete.

In March 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction. As a result of these actions, the Company recorded pre-tax restructuring charges of $158 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $52 million. Actions associated with the 2020 Restructuring Program are considered substantially complete.

See Note 6 to the Consolidated Financial Statements for more information on the Company's restructuring programs.

Other Off-balance Sheet Arrangements
The MOU Cost Sharing Agreement
In connection with the cost sharing arrangement entered into as part of the MOU, the companies agreed to establish an escrow account to support and manage potential future eligible PFAS costs. Subject to the terms of the arrangement, contributions to the escrow account will be made annually by Chemours, DuPont and Corteva through 2028. Over such period, Chemours will deposit a total of $500 million into the account and DuPont and Corteva, together, will deposit an additional $500 million pursuant to the terms of their existing Letter Agreement. DuPont's aggregate escrow deposits of $100 million and $50 million at December 31, 2022 and 2021, respectively, are reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheet.

As of December 31, 2022, the Company expected to make cash payments related to qualified PFAS spend of $66 million in the next twelve months. Additional information regarding the MOU and funding of the escrow account can be found in Note 16 to the Consolidated Financial Statements.

Other Contractual Obligations
Purchase obligations represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement. As of December 31, 2022, the Company is contractually obligated to make future cash payments $159 million related to purchase obligations, of which $85 million will be due in the next twelve months and the remainder will be due subsequent to 2023.

Lease obligations represents future finance and operating lease payments. As of December 31, 2022, obligations of future lease payments are $480 million, of which $100 million will be due in the next twelve months and remainder will be due subsequent to 2023.

Other miscellaneous obligations includes liabilities related to deferred compensation, environmental remediation, and other noncurrent liabilities. As of December 31, 2022, the Company is contractually obligated to make future cash payments of $187 million related to other miscellaneous obligations, the majority of which is due subsequent to 2023.

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

Pension Plans and Other Post-Employment Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the Company's pension plans. Management reviews these two key assumptions when plans are re-measured. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan-by-plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees or the average remaining life expectancy of the inactive participants if all or almost all of a plan’s participants are inactive.

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

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension plans based on assets and liabilities on a continuing operations basis at December 31, 2022:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$—	$—
Expected rate of return on plan assets	6	(6)
Additional information with respect to pension plans, liabilities and assumptions is discussed under "Long-term Employee Benefits" and in Note 19 to the Consolidated Financial Statements.

Legal Commitments and Contingencies
The Company's results of operations could be affected by significant litigation adverse to the Company, including product liability claims, patent infringement and antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental torts. The Company records accruals for legal matters, including its obligations under the MOU as impacted by the Letter Agreement, when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms, and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the Company in a court proceeding. In such situations, the Company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 16 to the Consolidated Financial Statements.

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

At December 31, 2022, the Company had a net deferred tax liability balance of $1.0 billion, net of a valuation allowance of $0.7 billion. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The IRA introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations will be allowed to claim a credit for the minimum tax paid against regular tax in future years. While this tax law change does not have an immediate effect, the Company will continue to evaluate its impact as further information becomes available. The Inflation Reduction Act also includes an excise tax that will impose a 1% surcharge on stock repurchases, effective January 1, 2023.

Assessment of Income Tax Impacts related to the M&M Divestiture
In connection with the M&M Divestiture, the Company completed certain internal restructurings which resulted in estimated income tax impacts from a United States federal, state and foreign jurisdiction perspective. The estimated tax impact of certain internal restructurings was calculated using valuations of components of legal entities and intellectual property, which involved the use of the income and/or market approach and assumptions, including, projected EBITDA, the weighted average costs of capital, royalty rates, tax rate, capital expenditures, and terminal growth rates for the income approach and projected EBITDA and market multiples for the market approach. The tax effect of these internal restructurings are included in the overall tax consequences of the M&M Divestiture.

During the year ended December 31, 2022, the Company recorded net income tax expense of $127 million related to the estimated tax impact of these internal restructurings from a United States and foreign jurisdiction perspective. Although the Company believes the estimated tax impacts are reasonable and appropriate, these estimates required significant judgment regarding the application of tax laws and regulations. Upon final resolution by the United States Internal Revenue Service or foreign tax authority through audit or litigation, the Company’s income tax calculations and related filing positions regarding certain elements of these transactions could be different, which could have a material impact on the Company.

Assessments of Long-Lived Assets and Goodwill
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions in these analyses include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rates, and the forecasted tax rates for the income approach. For the market approach, the company uses projected EBITDA and derived multiples from comparable market transactions. The estimates are deemed reasonable by management based on information available at the dates of acquisition; however, estimates are inherently uncertain.

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

The Company performs its annual goodwill impairment testing during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value, at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities. The Company has seven reporting units.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions: projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rate, and the tax rate. These key assumptions are determined through evaluation of the Company as a whole, underlying business fundamentals and industry risk. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.

Under the market approach, the Company applies the Guideline Public Company Method ("GPCM"). Selected peer sets are based on close competitors, publicly traded companies and reviews of analysts' reports, public filings, and industry research. In selecting the EBIT/EBITDA multiples and determining the fair value, the Company considers the size, growth, and profitability of each reporting unit versus the relevant guideline public companies. When applicable, third-party purchase offers may be utilized to measure fair value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

In the fourth quarter of 2022, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to five of its reporting units and the quantitative assessment to two of its reporting units. The Company considered various qualitative factors that would have affected the estimated fair value of the reporting units, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested under the quantitative assessment, the results indicated that, the estimated fair values of the reporting units exceeded their carrying values. The estimated fair value of one of the reporting units within Water & Protection exceeded its carrying value by approximately 10%. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis. If the reporting unit does not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future. The dynamic economic environments in which the Company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results.

As part of the 2022 Segment Realignment, the Company assessed and re-defined certain reporting units effective March 1, 2022, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. A combination of quantitative and qualitative goodwill impairment analyses was then performed for reporting units impacted by this new structure and no impairments were identified.

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

The Company contributed $23 million to its funded pension plans for the year ended December 31, 2022. The Company contributed $28 million to its funded pension plans for the years ended December 31, 2021 and December 31, 2020, respectively. All values within this Long-Term Employee Benefits section are inclusive of balances and activity associated with discontinued operations.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $56 million, $60 million, and $73 million to its unfunded plans, including OPEB plans, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

In 2023, the Company expects to contribute approximately $76 million to its funded pension plans and its remaining plans with no plan assets. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be significantly affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was affected by pre-tax charges related to long-term employee benefits:

	For the Years Ended
In millions	December 31, 2022	December 31, 2021	December 31, 2020
Long-term employee benefit plan charges	$98	$106	$155

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section of this report for additional information on determining annual expense.

For 2023, long term employee benefit expense from continuing operations is expected to increase by about $40 million compared to 2022. The increase is mainly due to higher interest costs.

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

In addition, the Company implements various voluntary programs to reduce its environmental footprint, which include initiatives to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water used and discharged, increase the efficiency of energy use, and reduce the generation of persistent, bioaccumulative and toxic materials. In October 2019 DuPont announced its sustainability strategy and 2030 Sustainability Goals. The Company’s sustainability strategy and goals prioritize global challenges such as climate change, water stewardship, advancing circular economy and processes, improving health and safety, and more. With these goals, DuPont is committed to using the Company's strength in innovation to advance progress on several of the United Nations’ Sustainable Development Goals, increasing resiliency and reducing environmental and social impacts across value chains, and ensuring people are put at the center of all the Company's work. Executive responsibility for overall sustainability performance sits with the Chief Technology & Sustainability Officer (the “CTSO”). The CTSO role was created specifically for DuPont to capitalize on the intrinsic link between sustainability and innovation in the Company’s operating model. The CTSO reports directly to the CEO, and routinely engages with the Environmental, Health, Safety & Sustainability (EHS&S) Committee of the Board of Directors on matters of sustainability. DuPont’s sustainability initiatives and strategy are discussed further in its 2022 Sustainability Report, which is available under Sustainability in the "About Us" section of its website; this report is not incorporated by reference and should not be considered part of this Form 10-K.

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

Climate Change
The Company believes that climate change is an important global environmental issue that presents risks and opportunities. The Company is continuously evaluating opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy. As part of DuPont’s sustainability strategy, the Company announced an Acting on Climate Goal. The objective of the Acting on Climate goal is to reduce the Company’s greenhouse gas (GHG) emissions by 30 percent, measured from a base year of 2019, including sourcing 60 percent of electricity for operations from renewable energy and delivering carbon neutral operations by 2050. DuPont reports on its progress against these goals in its annual sustainability report. In 2022, the Company included its inaugural TCFD Index in its Sustainability Report and additional climate-related disclosure in its response to the CDP Climate survey.

In line with the objectives of the Acting on Climate goal, DuPont signed a virtual power purchase agreement (the “VPPA”) with a subsidiary of NextEra Energy Resources, LLC in 2021. The VPPA went live in December 2022 and will deliver the equivalent of 135 megawatts of new wind power capacity or approximately 528,000 megawatt hours (MWh) of renewable electricity on an annual basis beginning in 2023.

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

Environmental Remediation
The Company has directly incurred environmental remediation costs of $12 million, $14 million and $6 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2020	$80
Remediation payments	(7)
Net increase in remediation accrual	14
Net change, indemnification [1]	2
Balance at December 31, 2021	$89
Remediation payments	(11)
Net increase in remediation accrual	12
Net change, indemnification [1]	—
Balance at December 31, 2022	$90
1.Represents the net change in indemnified remediation obligations based on activity pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement as discussed below and in Note 16 to the Consolidated Financial Statements. This is not inclusive of the environmental accrual of $173 million related to eligible PFAS costs associated with the MOU.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $173 million above the amount accrued as of December 31, 2022. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the DWDP Separation and Distribution Agreement and the Letter Agreement discussed in Note 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $49 million corresponding to the Company's accrual balance related to these matters at December 31, 2022. The indemnification liability is included in the total remediation accrual liability of $90 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $31 million for the year ended December 31, 2022. This amount includes $17 million of expenditures used towards the Company's climate change initiatives. The Company currently estimates expenditures for environmental-related capital projects to be approximately $23 million in 2023, with $9 million estimated for climate change initiatives.

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

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the Chinese renminbi ("CNY"), European euro ("EUR"), Japanese yen ("JPY"), South Korean won ("KRW") and Canadian dollar ("CAD"). The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2022 and 2021, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2022 and 2021. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
In millions	2022	2021	2022	2021
Foreign currency contracts	$(25)	$(5)	$(290)	$(192)

The Company uses cross currency swaps, designated as a net investment hedge, to hedge portions of its net investment in its European operations. The net investment hedge serves to offset the foreign currency translation risk from the Company’s foreign operations. If the U.S. dollar weakened by 10%, the fair value of the net investment hedge would have been approximately $91 million lower as of December 31, 2022 and approximately $118 million lower as of December 31, 2021.

The Company uses interest rate swaps to hedge changes in the fair value of the hedged item due to changes in the Secured Overnight Financing Rate (“SOFR”). If the floating rates appreciated by 10%, the fair value of the interest rate swaps would have been approximately $26 million lower as of December 31, 2022.

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

The Company's sales are not materially dependent on any single customer. As of December 31, 2022, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

As of December 31, 2022, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In connection with the M&M Divestiture, there were several processes, policies, operations, technologies and information systems, each along with underlying data relevant to the M&M Divestiture, that were transferred or separated. Through the quarter ended December 31, 2022, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2022 (see page F-2).

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

DuPont de Nemours, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
1.Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) for the years ended December 31,	2022	2021	2020
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$28	$32	$2
Additions charged to expenses	11	6	30
Deductions from reserves[1]	(1)	(10)	—
Balance at end of period	$38	$28	$32
Inventory—Obsolescence Reserve
Balance at beginning of period	$6	$3	$7
Additions charged to expenses	18	34	28
Deductions from reserves[2]	(20)	(31)	(32)
Balance at end of period	$4	$6	$3
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$700	$617	$567
Additions [3,4]	125	152	80
Deductions from reserves [3]	(122)	(69)	(30)
Balance at end of period	$703	$700	$617
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

10.2**†
Tax Matters Agreement dated February 1, 2021, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.3**†
Intellectual Property Cross-License Agreement, dated February 1, 2021, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and the other parties identified therein incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.4**†	Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.5**†	Tax Matters Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 10.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.4**†	Intellectual Property Cross-License Agreement, effective as of April 1, 2019, by and among DowDuPont Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.5	Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.6	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.7**†	Transaction Agreement by and among DuPont de Nemours, Inc., DuPont E&I Holding, Inc. and Celanese Corporation, dated February 17, 2022**†, incorporated by reference to Exhibit 2.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 22, 2022.
10.8	DuPont de Nemours, Inc. 2020 Equity and Incentive Plan, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8- K filed May 29, 2020.
10.9	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.10	DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.11	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.12	DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.13	DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.14	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.15	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.16	Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of December 28, 2019, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed December 29, 2020.
10.17	Employment Letter Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of February 6, 2023, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed February 7, 2023.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24	Power of Attorney (included as part of signature page).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 15, 2023

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ LORI KOCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2023
Lori Koch

/s/ MICHAEL G. GOSS	Vice President and Controller	February 15, 2023
Michael G. Goss	(Principal Accounting Officer)

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

Signature	Title(s)	Date

/s/ EDWARD D. BREEN	Chief Executive Officer and Director	February 15, 2023
Edward D. Breen	(Principal Executive Officer)

/s/ AMY G. BRADY	Director	February 15, 2023
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 15, 2023
Ruby R. Chandy

/s/ TERRENCE R. CURTIN	Director	February 15, 2023
Terrence R. Curtin

/s/ ALEXANDER M. CUTLER	Director	February 15, 2023
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 15, 2023
Eleuthère I. du Pont

/s/ KRISTINA M. JOHNSON	Director	February 15, 2023
Kristina M. Johnson

/s/ LUTHER C. KISSAM	Director	February 15, 2023
Luther C. Kissam

/s/ FREDERICK M. LOWERY	Director	February 15, 2023
Frederick M. Lowery

/s/ RAYMOND J. MILCHOVICH	Director	February 15, 2023
Raymond J. Milchovich

/s/ DEANNA M. MULLIGAN	Director	February 15, 2023
Deanna M. Mulligan

/s/ STEVEN M. STERIN	Director	February 15, 2023
Steven M. Sterin

DuPont de Nemours, Inc.

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements
Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are considered by management to present fairly the Company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following pages.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, as stated in its report, which is presented on the following pages.

/s/ EDWARD D. BREEN	/s/ LORI KOCH
Edward D. Breen Chief Executive Officer	Lori Koch Chief Financial Officer
February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DuPont de Nemours, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill impairment analyses for Mobility & Materials Divestitures disposal groups and certain reporting units resulting from the segment realignment and certain annual goodwill impairment analyses

As described in Notes 4 and 14 to the consolidated financial statements, as of December 31, 2022 there was $16.7 billion of goodwill presented in the consolidated balance sheet and $0.4 billion of goodwill associated with the M&M Divestitures disposal group presented in assets of discontinued operations. Management tests goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate the fair value may be below carrying value. During the first quarter of 2022, in conjunction with the announcement of the divestiture of the majority of the historical Mobility & Materials (“M&M”) segment and the determination that certain historical M&M businesses (“M&M Divestitures disposal groups”) met the criteria to be classified as held-for-sale and presented as discontinued operations, the Company realigned certain reporting units previously reported within the historical M&M segment to Corporate & Other. This announcement and the related realignment served as triggering events requiring management to perform impairment analyses related to goodwill carried by the impacted reporting units as of the announcement. As part of the announcement and segment realignment, management assessed and re-aligned certain reporting units and M&M Divestitures disposal groups, including a reallocation of goodwill on a relative fair value basis, as applicable, to the newly identified reporting units and M&M Divestitures disposal groups. Goodwill impairment analyses were then performed for the M&M Divestitures disposal groups and new reporting units reported within the Corporate & Other segment. No impairments were identified as a result of the interim or annual impairment analyses described above. Fair value of the reporting units and the M&M Divestitures disposal groups were estimated using a combination of an income approach and/or market approach. Management’s assumptions in estimating fair value include projected revenue, gross margins, selling, administrative, research and development expenses (“SARD”), capital expenditures, the weighted average costs of capital, the terminal growth rates, and the forecasted tax rate for the income approach and projected Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and market multiples for the market approach.

The principal considerations for our determination that performing procedures relating to the goodwill impairment analyses for M&M Divestitures disposal groups and certain reporting units resulting from the announcement and segment realignment and certain annual goodwill impairment analyses is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the M&M Divestitures disposal groups and certain reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, gross margins, SARD, capital expenditures, the weighted average costs of capital, the terminal growth rates, the forecasted tax rate, projected EBITDA, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment analyses, including controls over the valuation of the M&M Divestitures disposal groups and certain reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate for the M&M Divestitures disposal groups and certain reporting units resulting from the announcement and segment realignment and certain annual goodwill impairment analyses; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data provided by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the projected revenue, gross margins, SARD, capital expenditures, the weighted average costs of capital, the terminal growth rates, the forecasted tax rate, projected EBITDA and market multiples, as applicable to the respective M&M Divestitures disposal groups and/or reporting units. Evaluating the reasonableness of management’s significant assumptions related to projected revenue, gross margins, SARD, capital expenditures, the forecasted tax rate, and projected EBITDA involved considering (i) the current economic conditions, recent operating results, and capital expenditures of M&M Divestitures disposal groups and certain reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and/or market approach and the evaluation of the reasonableness of management’s significant assumptions related to the weighted average costs of capital, the terminal growth rates, and market multiples, as applicable.

Determination of the tax consequences of certain internal restructurings relating to the divestiture of the majority of the historical M&M business

As described in Note 8 to the consolidated financial statements, the Company completed certain internal restructurings in connection with the divestiture of the majority of the M&M historical business which resulted in estimated income tax impacts from a United States federal and state and foreign jurisdiction perspective. During the year ended December 31, 2022, the Company recorded net income tax expense of $127 million related to the estimated tax impact of these internal restructurings from a United States and foreign jurisdiction perspective. As disclosed by management, the determination of the estimated tax impacts required significant judgment by management regarding the application of tax laws and regulations. Upon final resolution by the United States Internal Revenue Service or foreign tax authority through audit or litigation, the Company’s income tax calculations and related filing positions regarding certain elements of these transactions could be different, which could have a material impact on the Company. The tax effect of these internal restructurings are included in the overall tax consequences of the M&M Divestiture. The estimated tax impact of certain internal restructurings was calculated using valuations of components of legal entities and intellectual property, which involved the use of the income and/or market approach and assumptions, including, projected EBITDA, the weighted average costs of capital, royalty rates, capital expenditures, tax rate, and terminal growth rates for the income approach and projected EBITDA and market multiples for the market approach.

The principal considerations for our determination that performing procedures relating to the determination of the tax consequences of certain internal restructurings relating to the divestiture of the majority of the historical M&M business is a critical audit matter are (i) the significant judgments made by management regarding the application of tax laws and regulations in determining the tax consequences of certain internal restructurings and in estimating the fair value of certain components of legal entities and intellectual property utilized in the internal restructurings; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the tax consequences of certain internal restructurings, the reasonableness of management’s estimates of the fair value of certain components of legal entities and intellectual property utilized in the internal restructurings, and management’s significant assumptions related to projected EBITDA, the weighted average costs of capital, royalty rates, capital expenditures, tax rate, and terminal growth rates for the income approach and projected EBITDA and market multiples for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the tax consequences of certain internal restructurings relating to the divestiture of the majority of the historical M&M business, including controls relating to management’s estimates of the fair value of certain components of legal entities and intellectual property utilized in the internal restructurings. These procedures also included, among others (i) evaluating the information, including third party opinions, tax law, and other relevant evidence used by management to support its position regarding the tax consequences of the transactions; (ii) testing the information used in the calculation of the financial statement impact of the transactions, including testing management’s estimate of the fair value of certain components of legal entities and intellectual property utilized in the internal restructurings; and (iii) evaluating the reasonableness of management’s significant assumptions related to projected EBITDA, the weighted average costs of capital, royalty rates, capital expenditures, tax rate and terminal growth rates for the income approach and projected EBITDA and market multiples for the market approach. Evaluating the reasonableness of management’s significant assumptions related to projected EBITDA, capital expenditures, and tax rate involved considering (i) the current economic conditions and recent operating results of the components of the legal entities and intellectual property; (ii) the consistency with external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the transactions and certain assertions from management; (ii) the application of relevant tax laws; and (iii) the Company’s income and/or market approaches and the evaluation of the reasonableness of management’s significant assumptions related to the weighted average costs of capital, royalty rates, terminal growth rates, and market multiples.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2023

We have served as the Company’s auditor since 2019.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2022	2021	2020
Net sales	$13,017	$12,566	$11,128
Cost of sales	8,402	7,971	7,063
Research and development expenses	536	557	565
Selling, general and administrative expenses	1,467	1,602	1,492
Amortization of intangibles	590	566	542
Restructuring and asset related charges - net	155	50	814
Goodwill impairment charge	—	—	1,862
Acquisition, integration and separation costs	193	81	177
Equity in earnings of nonconsolidated affiliates	75	85	168
Sundry income (expense) - net	191	145	632
Interest expense	492	525	672
Income (loss) from continuing operations before income taxes	1,448	1,444	(1,259)
Provision for income taxes on continuing operations	387	237	90
Income (loss) from continuing operations, net of tax	1,061	1,207	(1,349)
Income (loss) from discontinued operations, net of tax	4,856	5,308	(1,574)
Net income (loss)	5,917	6,515	(2,923)
Net income attributable to noncontrolling interests	49	48	28
Net income (loss) available for DuPont common stockholders	$5,868	$6,467	$(2,951)

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$2.02	$2.17	$(1.86)
Earnings (loss) per common share from discontinued operations - basic	9.75	9.75	(2.16)
Earnings (loss) earnings per common share - basic	$11.77	$11.92	$(4.01)
Earnings (loss) per common share from continuing operations - diluted	$2.02	$2.16	$(1.86)
Earnings (loss) per common share from discontinued operations - diluted	9.73	9.72	(2.16)
Earnings (loss) per common share - diluted	$11.75	$11.89	$(4.01)

Weighted-average common shares outstanding - basic	498.5	542.7	735.5
Weighted-average common shares outstanding - diluted	499.4	544.2	735.5
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2022	2021	2020
Net income (loss)	$5,917	$6,515	$(2,923)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(1,119)	(755)	1,540
Pension and other post-employment benefit plans	41	425	(80)
Derivative instruments	61	56	—
Split-off of N&B	—	258	—
Separation of M&M Divestiture	167	—	—
Total other comprehensive (loss) income	(850)	(16)	1,460
Comprehensive income (loss)	5,067	6,499	(1,463)
Comprehensive income attributable to noncontrolling interests, net of tax	31	35	28
Comprehensive income (loss) attributable to DuPont	$5,036	$6,464	$(1,491)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$3,662	$1,972
Marketable securities	1,302	—
Accounts and notes receivable - net	2,518	2,159
Inventories	2,329	2,086
Prepaid and other current assets	168	177
Assets held for sale	—	245
Assets of discontinued operations	1,291	7,664
Total current assets	11,270	14,303
Property
Property, plant and equipment	10,179	9,895
Less: Accumulated depreciation	4,448	4,142
Property, plant and equipment - net	5,731	5,753
Other Assets
Goodwill	16,663	16,981
Other intangible assets	5,495	6,222
Restricted cash and cash equivalents	103	53
Investments and noncurrent receivables	733	919
Deferred income tax assets	109	116
Deferred charges and other assets	1,251	1,360
Total other assets	24,354	25,651
Total Assets	$41,355	$45,707
Liabilities and Equity
Current Liabilities
Short-term borrowings	$300	$150
Accounts payable	2,103	2,102
Income taxes payable	233	201
Accrued and other current liabilities	951	1,040
Liabilities related to assets held for sale	—	25
Liabilities of discontinued operations	146	1,413
Total current liabilities	3,733	4,931
Long-Term Debt	7,774	10,632
Other Noncurrent Liabilities
Deferred income tax liabilities	1,158	1,459
Pension and other post-employment benefits - noncurrent	522	762
Other noncurrent obligations	1,151	873
Total other noncurrent liabilities	2,831	3,094
Total Liabilities	14,338	18,657
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2022: 458,124,262 shares; 2021: 511,792,785 shares)	5	5
Additional paid-in capital	48,420	49,574
Accumulated deficit	(21,065)	(23,187)
Accumulated other comprehensive (loss) income	(791)	41
Total DuPont stockholders' equity	26,569	26,433
Noncontrolling interests	448	617
Total equity	27,017	27,050
Total Liabilities and Equity	$41,355	$45,707
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2022	2021	2020
Operating Activities
Net income (loss)	$5,917	$6,515	$(2,923)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,180	1,458	3,094
Credit for deferred income tax and other tax related items	(214)	(323)	(692)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	59	9	(87)
Net periodic pension benefit (credit) cost	(7)	(1)	37
Periodic benefit plan contributions	(79)	(85)	(98)
Net gain on sales and split-offs of assets, businesses and investments	(5,103)	(5,092)	(642)
Restructuring and asset related charges - net	155	57	849
Goodwill impairment charge	—	—	3,214
Inventory step-up amortization	—	12	—
Other net loss	47	181	175
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(191)	(255)	308
Inventories	(569)	(537)	570
Accounts payable	(131)	317	177
Other assets and liabilities, net	(476)	25	113
Cash provided by operating activities	588	2,281	4,095
Investing Activities
Capital expenditures	(743)	(891)	(1,194)
Proceeds from sales of property, businesses, and ownership interests in nonconsolidated affiliates, net of cash divested	10,951	797	1,033
Acquisitions of property and businesses, net of cash acquired	5	(2,346)	(70)
Purchases of investments	(1,317)	(2,001)	(1)
Proceeds from sales and maturities of investments	15	2,001	1
Other investing activities, net	12	39	29
Cash provided by (used for) investing activities	8,923	(2,401)	(202)
Financing Activities
Changes in short-term borrowings	(150)	150	(1,829)
Proceeds from issuance of long-term debt	—	—	8,275
Proceeds from issuance of long-term debt transferred to IFF at split-off	—	1,250	—
Proceeds from credit facility	600	—	—
Repayment of credit facility	(600)	—	—
Payments on long-term debt	(2,500)	(5,000)	(2,031)
Purchases of common stock and forward contracts	(4,375)	(2,143)	(232)
Proceeds from issuance of Company stock	88	115	57
Employee taxes paid for share-based payment arrangements	(27)	(26)	(15)
Distributions to noncontrolling interests	(36)	(41)	(50)
Dividends paid to stockholders	(652)	(630)	(882)
Cash transferred to IFF and subsequent adjustments	(11)	(153)	—
Other financing activities, net	(4)	(29)	(55)
Cash (used for) provided by financing activities	(7,667)	(6,507)	3,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	(72)	67
Increase (decrease) in cash, cash equivalents and restricted cash	1,696	(6,699)	7,198
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,037	8,733	1,522
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	39	42	55
Cash, cash equivalents and restricted cash at beginning of period	2,076	8,775	1,577
Cash, cash equivalents and restricted cash from continuing operations, end of period	3,772	2,037	8,733
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	39	42
Cash, cash equivalents and restricted cash at end of period	$3,772	$2,076	$8,775
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$494	$498	$647
Income taxes	$829	$561	$495
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2020
Balance at January 1, 2020	$7	$50,796	$(8,400)	$(1,416)	$—	$569	$41,556
Adoption of accounting standards	—	—	(3)	—	—	—	(3)
Net (loss) income	—	—	(2,951)	—	—	28	(2,923)
Other comprehensive income	—	—	—	1,460	—	—	1,460
Dividends ($1.20 per common share)	—	(882)	—	—	—	—	(882)
Common stock issued/sold	—	57	—	—	—	—	57
Stock-based compensation	—	98	—	—	—	—	98
Distributions to non-controlling interests	—	—	—	—	—	(50)	(50)
Purchases of treasury stock	—	—	—	—	(232)	—	(232)
Retirement of treasury stock	—	—	(232)	—	232	—	—
Other	—	(30)	—	—	—	19	(11)
Balance at December 31, 2020	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
2021
Net income	—	—	6,467	—	—	48	6,515
Other comprehensive loss	—	—	—	(3)	—	(13)	(16)
Dividends ($1.20 per common share)	—	(630)	—	—	—	—	(630)
Common stock issued/sold	—	115	—	—	—	—	115
Stock-based compensation	—	49	—	—	—	—	49
Contributions from non-controlling interest	—	—	—	—	—	84	84
Distributions to non-controlling interests	—	—	—	—	—	(41)	(41)
Purchases of treasury stock	—	—	—	—	(2,143)	—	(2,143)
Retirement of treasury stock	—	—	(2,143)	—	2,143	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	1	1	—	—	—	2
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
2022
Net income	—	—	5,868	—	—	49	5,917
Other comprehensive loss	—	—	—	(832)	—	(18)	(850)
Dividends ($1.32 per common share)	—	(652)	—	—	—	—	(652)
Common stock issued/sold	—	88	—	—	—	—	88
Stock-based compensation	—	57	—	—	—	—	57
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(36)	(36)
Purchases of treasury stock	—	—	—	—	(3,725)	—	(3,725)
Retirement of treasury stock	—	—	(3,725)	—	3,725	—	—
Forward contracts for share repurchase	—	(650)	—	—	—	—	(650)
M&M Divestiture	—	—	—	—	—	(167)	(167)
Other	—	3	(21)	—	—	1	(17)
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
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

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2022 and 2021, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

DWDP Distributions
Effective August 31, 2017, E. I. du Pont de Nemours and Company ("EID") and The Dow Chemical Company ("TDCC") each merged with subsidiaries of DowDuPont Inc. (n/k/a "DuPont”) and, as a result, EID and TDCC became subsidiaries of the Company. On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary TDCC (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary EID (subsequently renamed EIDP, Inc. (n/k/a "EIDP")), (the “Corteva Distribution" and together with the Dow Distribution, the “DWDP Distributions”). Following the Corteva Distribution, DuPont holds the specialty products business as continuing operations. DowDuPont Inc. changed its registered name to DuPont de Nemours, Inc. (“DuPont”) (for certain events prior to June 1, 2019, the Company may be referred to as DowDuPont). Beginning on June 3, 2019, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "DD."

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

The results of operations of DuPont for the years ended December 31, 2021 and 2020 reflect the historical financial results of N&B as discontinued operations. The cash flows and comprehensive income related to N&B have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

M&M Transaction
On November 1, 2022, DuPont completed the previously announced divestiture of the majority of its historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”) for cash proceeds of $11.0 billion. See Note 4 for more information.

The financial position of DuPont as of December 31, 2022 and 2021, present the businesses divested as part of the M&M Divestiture and to be divested as part of the divestiture of Delrin® (the "M&M Businesses") as discontinued operations. The Delrin® business together with the M&M Businesses, referred to as the “M&M Divestitures”. The results of operations for the years ended December 31, 2022, 2021 and 2020, present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses.

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

Interest Rate Swap Agreements
The Company has entered into a fixed-to-floating interest rate swap agreement to hedge changes in the fair value of the Company’s long-term debt due to interest rate movements. Under the terms of the agreement, the Company agrees to exchange, at specified intervals, fixed for floating interest amounts based on the agreed upon notional principal amount. The interest rate swaps are designated and carried as fair value hedges. Fair value hedge accounting has been applied and thus, changes in the fair value of these swaps and changes in the fair value of the related hedged portion of long-term debt will be presented and will net to zero in Sundry income (expense) – net in the Consolidated Statements of Operations.

Net Foreign Investment Hedge
The Company has entered into fixed-for-fixed cross currency swaps which are designated as a net investment hedge and has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within "Accumulated other comprehensive loss" ("AOCL"), net of amounts associated with excluded components which are recognized in interest expense in the Consolidated Statements of Operations.

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

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selects peer sets based on close competitors and reviews the EBIT/EBITDA multiples to determine the fair value. When applicable, third-party purchase offers may be utilized to measure fair value. The Company applies a weighting to the market approach and income approach to determine the fair value. See Note 14 for further information on goodwill.

Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. When testing indefinite-lived intangible assets for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than carrying value. If the Company chooses not to complete a qualitative assessment for indefinite-lived intangible assets or if the initial assessment indicates that it is more likely than not that the carrying value of indefinite-lived intangible assets exceeds the fair value, additional quantitative testing is required. Impairment exists when carrying value exceeds fair value. The Company's fair value methodology is primarily based on discounted cash flow techniques.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 1 to 23 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

Impairment and Disposals of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered for impairment when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. The Company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed. Depreciation is recognized over the remaining useful life of the assets.

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

Leases
The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract, in accordance with ASC 842, Leases. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment - net" and the corresponding lease liabilities are included in "Long-term debt" on the Consolidated Balance Sheets.

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

The Company has leases in which it is the lessor, these leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations. Lease revenue is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". See Note 17 for additional information regarding the Company's leases.

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the gain or loss is reported in AOCL until it is cleared to earnings during the same period in which the hedged item affects earnings.

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

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments associated with the preparation and execution of activities related to strategic initiatives.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at December 31, 2022
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company expects to implement the new disclosures, other than the rollforward information, as required during the first interim period for the year-ended December 31, 2023. The disclosures around rollforward information will be implemented as required for the year-ended December 31, 2024. The Company expects the new guidance will not have a significant impact on the Notes to our Consolidated Financial Statements.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Historically, the Company has recognized contract assets and contract liabilities at the acquisition date based on fair value estimates in accordance with ASC 805, Business Combinations. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company will implement the guidance as required during the first interim period for the year-ended December 31, 2023; however, the Company does not currently having any pending acquisitions.

NOTE 3 - ACQUISITIONS
Terminated Intended Rogers Corporation Acquisition
On November 1, 2022, the Company announced the termination of the previously announced agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion, as DuPont and Rogers were unable to obtain timely clearance from all the required regulators ("Terminated Intended Rogers Corporation Acquisition"). DuPont paid Rogers a termination fee of $162.5 million in accordance with the agreement on November 2, 2022. The termination fee was recognized as a charge in the fourth quarter of 2022 and recorded in the "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

Laird Performance Materials Acquisition
On July 1, 2021, DuPont completed the acquisition (the "Laird PM Acquisition") of 100% of the ownership interest of Laird Performance Materials (“Laird PM”) from Advent International for aggregate, adjusted cash consideration of approximately $2,404 million. The cash consideration paid included a net upward adjustment of approximately $100 million for acquired cash and net working capital, amongst other items. Laird PM is reported within the Interconnect Solutions business of the Electronics & Industrial segment. In 2021, the Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. There were no material updates to the purchase accounting and the purchase price allocation is considered final.

The table below presents the fair values allocated to the assets acquired and liabilities assumed:

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

Goodwill
The excess of the consideration for Laird PM over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $1,213 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is attributable to Laird PM’s assembled workforce and expected cost synergies to be obtained through procurement efficiencies and the optimization of the combined the Electronics & Industrial segment and Laird PM businesses’ global activities across sales, manufacturing, research & development, and administrative functions.

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

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2022, these costs were primarily related to costs associated with the Terminated Intended Rogers Acquisition, including the $162.5 million termination fee, the divestiture of the Biomaterials business unit and the prior year acquisition of Laird PM. For the year ended December 31, 2021 these costs were primarily related to the acquisition of Laird PM and the divestitures of the Biomaterials, Clean Technologies and Solamet® business units. Comparatively, for the year ended December 31, 2020 these costs were primarily associated with the post-DWDP Merger integration.

These costs are recorded within "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

In millions	2022	2021	2020
Acquisition, integration and separation costs	$193	$81	$177

NOTE 4 - DIVESTITURES
Mobility & Materials Divestitures
On November 1, 2022, (the "Transaction Date") DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The Company had previously entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") on February 17, 2022, for consideration of $11.0 billion.

Cash received on the Transaction Date, as adjusted for preliminary and other adjustments, was $11.0 billion. These adjustments include approximately $0.5 billion of cash transferred with the M&M Divestiture business for which DuPont was reimbursed at closing resulting in net proceeds of $10.5 billion. The Company recognized a gain of approximately $5,024 million after tax on the M&M Divestiture. The gain is recorded in "Income (loss) from discontinued operations, net of tax" in the Company's Consolidated Statement Operations for the year ended December 31, 2022.

The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® business together with the M&M Divestiture businesses, the "M&M Businesses”). As of December 31, 2022, the Company anticipates a closing date for the sale of Delrin® by the end of 2023. The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results.

The results of operations of the M&M Businesses are presented as discontinued operations as summarized below for all periods. The M&M Divestiture is reflected through the Transaction Date and the intended Delrin® divestiture is through December 31, 2022:

	For the Year Ended December 31,
In millions	2022	2021	2020
Net sales	$3,532	$4,087	$3,210
Cost of sales	2,712	2,832	2,445
Research and development expenses	46	61	60
Selling, general and administrative expenses	127	253	209
Amortization of intangibles	28	159	154
Restructuring and asset related charges - net	—	5	31
Goodwill impairment charge	—	—	1,352
Acquisition, integration and separation costs	555	52	—
Equity in earnings of nonconsolidated affiliates	(9)	9	19
Sundry income (expense) - net	4	18	35
Income (loss) from discontinued operations before income taxes	59	752	(987)
Provision for income taxes on discontinued operations	128	155	70
(Loss) income from discontinued operations, net of tax	(69)	597	(1,057)
Net (loss) income from discontinued operations attributable to noncontrolling interests	(4)	18	12
Gain on sale, net of tax	$5,024	$—	$—
Income (loss) from discontinued operations attributable to DuPont stockholders, net of tax	$4,959	$579	$(1,069)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the M&M Businesses:

	For the Year Ended December 31,
In millions	2022	2021	2020
Depreciation and amortization	$45	$283	$287
Capital expenditures [1]	$87	$65	$101
1.Total capital expenditures are presented on a cash basis.

Assets and liabilities held for sale as of December 31, 2022, represent only those related to Delrin®, comparatively, at December 31, 2021, the assets and liabilities are related to the M&M Businesses. The following table summarizes the major classes of assets and liabilities of the M&M Businesses classified as held for sale presented as discontinued operations as of December 31, 2022 and December 31, 2021:

In millions	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$—	$39
Accounts and notes receivable - net	75	552
Inventories	104	776
Other current assets	6	59
Property, plant and equipment - net	256	1,213
Goodwill	405	2,597
Other intangible assets	338	2,220
Investments and noncurrent receivables	—	62
Deferred income tax assets	36	27
Deferred charges and other assets	71	119
Total assets of discontinued operations	$1,291	$7,664
Liabilities
Accounts payable	$78	$510
Income taxes payable	—	77
Accrued and other current liabilities	8	157
Deferred income tax liabilities	53	515
Pension and other post employment benefits - noncurrent	5	90
Other noncurrent liabilities	2	64
Total liabilities of discontinued operations	$146	$1,413

During the first quarter of 2022 after meeting the criteria to be classified as held for sale, the Company performed impairment analyses and allocated goodwill to the M&M Divestiture and Delrin® disposal groups and no impairments were identified. Refer to Note 14 for additional information. During each reporting period that the M&M Divestiture and Delrin® disposal groups were classified as held for sale, the Company assessed whether the fair value less cost to sell were less than the carrying value of each disposal group. The Company determined that the fair value less cost to sell of the Delrin® disposal unit was greater than its carrying value at December 31, 2022.

Pursuant to the Transaction Agreement, liabilities and assets related to the M&M Divestiture could not be directly assumed by Celanese and as a result, transferred by way of indemnification between both parties. In addition, pursuant to the Transaction Agreement, DuPont indemnifies Celanese against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the transaction. At December 31, 2022 the indemnified assets are $52 million within "Accounts and notes receivable, net" with the corresponding liabilities of $73 million within "Accrued and other current liabilities and $47 million within "Other noncurrent obligations".

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

The results of operations of N&B are presented as discontinued operations as summarized below:

In millions	2021	2020
Net sales	$507	$6,059
Cost of sales	354	4,014
Research and development expenses	21	235
Selling, general and administrative expenses	47	534
Amortization of intangibles	38	1,423
Restructuring and asset related charges - net	1	4
Integration and separation costs	172	417
Equity in earnings of nonconsolidated affiliates	—	4
Sundry income (expense) - net	8	8
Interest expense	13	95
Loss from discontinued operations before income taxes	(131)	(651)
(Benefit from) provision for income taxes on discontinued operations	(21)	(183)
Loss from discontinued operations, net of tax	(110)	(468)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—
Non-taxable gain on split-off	4,920	—
Income (loss) from discontinued operations attributable to DuPont stockholders, net of tax	$4,810	$(468)

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to N&B:

In millions	2021	2020
Depreciation and amortization	$63	$1,721
Capital expenditures	$27	$234

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

N&B Transaction Agreements
In connection with the N&B Transaction, effective December 15, 2019, the Company entered into the following agreements: N&B Separation and Distribution Agreement, N&B Merger Agreement, and N&B Employee Matters Agreement. In connection with the closing of the N&B Transaction, and effective February 1, 2021, the Company entered into the following agreements: N&B IP Cross-License Agreement and N&B Tax Matters Agreement.

Other Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $4,856 million and $5,308 million for the years ended December 31, 2022 and 2021, respectively, and a loss from discontinued operations of $1,574 million for the year ended December 31, 2020.

Discontinued operations activity consists of the following:

	For the Year Ended December 31,
In millions	2022	2021	2020
M&M Divestitures	$4,959	$579	$(1,069)
N&B Transaction	—	4,810	(468)
Other [1]	(103)	(81)	(37)
Income (loss) from discontinued operations, net of tax	$4,856	$5,308	$(1,574)
1.Primarily related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company. For additional information on these matters, refer to Note 16.

Biomaterials
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. For the year ended December 31, 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other.

The following table summarizes the carrying value of the major assets and liabilities of the Biomaterials business unit as of December 31, 2021:

In millions	December 31, 2021
Assets
Accounts and notes receivable - net	$27
Inventories	48
Investments and noncurrent receivables	158
Property, plant and equipment - net	12
Assets held for sale	$245
Liabilities
Accounts payable	$21
Accrued and other current liabilities	3
Other noncurrent obligations	1
Liabilities related to assets held for sale	$25

Sale of Clean Technologies
On December 31, 2021, the Company completed the sale of its Clean Technologies business unit, which was part of Corporate & Other. Total consideration related to the sale of the business is approximately $510 million, with cash proceeds of about $500 million reflecting adjustments for customary closing costs as defined within the purchase agreement. For the year ended December 31, 2021, a pre-tax loss of $3 million ($39 million loss net of tax, primarily driven by nondeductible goodwill) on the disposition was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

Sale of Solamet®
On June 30, 2021, the Company completed the sale of its Solamet® business unit, which was part of Corporate & Other. Total consideration received related to the sale of the business was approximately $190 million. For the year ended December 31, 2021, a pre-tax gain of $140 million ($105 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations.

Sale of TCS/HSC Disposal Group
In the third quarter of 2020, the Company completed the sale of its trichlorosilane business (“TCS Business”) along with its equity ownership interest in DC HSC Holdings LLC and Hemlock Semiconductor L.L.C. (the "HSC Group,” and together with the TCS Business, the “TCS/HSC Disposal Group” and the sale of the TCS/HSC Disposal Group, the “TCS/HSC Disposal”) to the HSC Group, both of which were part of the businesses reflected in Corporate & Other. In connection with the TCS/HSC Disposal, the Company received $550 million in cash at closing, subject to certain claw-back provisions. The Company also received approximately $58 million in both the third quarter of 2022 and 2021 and will receive an additional $59 million in the next year associated with the settlement of an existing supply agreement dispute with the HSC Group. The TCS/HSC Disposal resulted in a net pre-tax benefit of $396 million ($236 million net of tax), including the settlement of the supply agreement dispute and after allocation of goodwill to the TCS Business. The net pre-tax benefit is recorded in “Sundry income (expense) – net” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

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

Net Trade Revenue by Segment and Business or Major Product Line	2022	2021	2020
In millions
Industrial Solutions	$1,954	$1,890	$1,617
Interconnect Solutions	1,742	1,617	1,280
Semiconductor Technologies	2,221	2,047	1,777
Electronics & Industrial	$5,917	$5,554	$4,674
Safety Solutions	$2,649	$2,567	$2,291
Shelter Solutions	1,815	1,615	1,426
Water Solutions	1,493	1,370	1,276
Water & Protection	$5,957	$5,552	$4,993
Retained Businesses [1]	$1,067	$958	$795
Other [2]	76	502	666
Corporate & Other	$1,143	$1,460	$1,461
Total	$13,017	$12,566	$11,128
1.Net sales reflected in Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2.Net sales reflected in Other include activity of certain divested businesses including Biomaterials, Clean Technologies and Solamet®.

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

Revenue recognized for the years ended December 31, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	December 31, 2022	December 31, 2021
In millions
Accounts receivable - trade [1]	$1,593	$1,643
Deferred revenue - current [2]	$11	$25
1.Included in "Accounts and notes receivable - net" in the Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Noncurrent deferred revenue balances in the current and comparative periods were not material.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $155 million, $50 million and $814 million for the years ended December 31, 2022, 2021 and 2020, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. The total liability related to restructuring programs was $67 million at December 31, 2022 and $43 million at December 31, 2021, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the year ended December 31, 2022, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $61 million of severance and related benefit costs. At December 31, 2022, total liabilities related to the 2022 Restructuring Program were $57 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet. The Company expects the program to be substantially complete by the end of 2023.

The following table summarizes the charges incurred by segment related to the 2022 Restructuring Program:

2022 Restructuring Program Charges by Segment	2022
In millions
Electronics & Industrial	$23
Water & Protection	16
Corporate & Other	22
Total	$61

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). The Company recorded pre-tax restructuring charges of $46 million inception-to-date, consisting of severance and related benefit costs of $26 million and asset related charges of $20 million.

The following table summarizes the charges incurred by segment related to the 2021 Restructuring Actions:

2021 Restructuring Actions Charges by Segment	2022	2021
In millions
Electronics & Industrial	$2	$5
Water & Protection	1	32
Corporate & Other	(3)	9
Total	$—	$46

At December 31, 2022 and 2021, total liabilities related to the 2021 Restructuring Actions were $7 million and $25 million, respectively, for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet. Actions related to the 2021 Restructuring Program are substantially complete.

2020 Restructuring Program
In the first quarter of 2020, the Company approved restructuring actions designed to capture near-term cost reductions and to further simplify certain organizational structures in anticipation of the N&B Transaction (the "2020 Restructuring Program"). The Company recorded pre-tax restructuring charges of $158 million inception-to-date, consisting of severance and related benefit costs of $106 million and asset related charges of $52 million.

2020 Restructuring Program Charges by Segment	2022	2021	2020
In millions
Electronics & Industrial	$(1)	$3	$10
Water & Protection	—	—	57
Corporate & Other	1	5	83
Total	$—	$8	$150

Total liabilities related to the 2020 Restructuring Program were $3 million and $11 million at December 31, 2022 and 2021, respectively, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2020 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Consolidated Balance Sheet. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Consolidated Balance Sheet. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, the Company concluded the impairment was other-than-temporary and, in March 2022, recorded a pre-tax impairment charge of $94 million ($65 million net of tax) in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2022 related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

Asset Impairments
In the third quarter of 2020, the TCS/HSC Disposal, as well as further softening conditions in the aerospace markets, gave rise to fair value indicators and, thus, served as triggering events requiring the Company to perform a recoverability assessment related to asset groups within its Photovoltaic and Advanced Materials (“PVAM”) business unit. The Company first performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using both an income approach and a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $318 million ($242 million net of tax) in Corporate & Other recorded within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

Additionally, the Company recorded a pre-tax asset impairment charge of $52 million ($39 million net of tax) in the third quarter of 2020 related to indefinite-lived intangible assets reflected in Corporate & Other which were deemed no longer recoverable as a result of the held for sale classification (refer to Note 4 for additional information). The charge was recorded within “Restructuring and asset related charges – net” in the Consolidated Statements of Operations for the year ended December 31, 2020.

In the first quarter of 2020, expectations of proceeds related to certain potential divestitures related to businesses held within Corporate & Other gave rise to fair value indicators and, thus, triggering events requiring the Company to perform a recoverability assessment related to its Biomaterials business unit. The Company performed a long-lived asset impairment test and determined that, based on undiscounted cash flows, the carrying amount of certain long-lived assets was not recoverable. Accordingly, the Company estimated the fair value of these assets using a market approach utilizing Level 3 unobservable inputs. As a result, the Company recognized a pre-tax impairment charge of $270 million ($206 million net of tax) recorded within “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2020 with the charge impacting definite-lived intangible assets and property, plant, and equipment.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
In millions	2022	2021	2020
Non-operating pension and other post-employment benefit ("OPEB") costs	$28	$30	$12
Interest income	50	12	18
Net gain on divestiture and sales of other assets and investments [1,2,3]	78	171	632
Foreign exchange gains (losses), net	15	(53)	(54)
Miscellaneous income (expenses) - net [4,5,6]	20	(15)	24
Sundry income (expense) - net	$191	$145	$632
1.The year ended December 31, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and income of $37 million related to the sale of a land use right within the Water & Protection segment.
2.The year ended December 31, 2021 primarily reflects income of $140 million related to the gain on sale of the Solamet® business unit and $28 million related to the gain on sale of assets within the Electronics & Industrial segment.
3.The year ended December 31, 2020 includes a net benefit of $396 million related to the TCS/HSC Disposal, including the settlement of a supply agreement dispute, within Corporate & Other. It also includes income of $197 million related to the gain on sale of the Compound Semiconductor Solutions business unit within the Electronics & Industrial segment and $30 million of income related to milestone achievement of a prior year sale of assets within the Electronics & Industrial segment. Refer to Note 4 for further information.
4.The year ended December 31, 2022 includes $13 million related to government grants.
5.The year ended December 31, 2021 includes an impairment charge of approximately $15 million related to an asset sale.
6.The year ended December 31, 2020 includes $17 million related to income from a tax indemnification.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At December 31, 2022 and 2021, the Company had restricted cash of $103 million and $53 million, respectively, included within non-current "Restricted cash and cash equivalents" in the Consolidated Balance Sheets, the majority of which is attributable to the cost sharing arrangement. Additional information regarding the MOU and the related escrow account can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $951 million at December 31, 2022 and $1,040 million at December 31, 2021. Accrued payroll, which is a component of "Accrued and other current liabilities" was $291 million at December 31, 2022 and $436 million at December 31, 2021. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at December 31, 2022 and 2021.

NOTE 8 - INCOME TAXES

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	2022	2021	2020
(In millions)
(Loss) income from continuing operations before income taxes
Domestic	$(308)	$(293)	$(1,775)
Foreign	1,756	1,737	516
Income (loss) from continuing operations before income taxes	$1,448	$1,444	$(1,259)
Current tax expense
Federal	$211	$73	$111
State and local	7	17	3
Foreign	373	406	244
Total current tax expense	$591	$496	$358
Deferred tax (benefit) expense
Federal	$(191)	$(105)	$(202)
State and local	(16)	(79)	(45)
Foreign	3	(75)	(21)
Total deferred tax benefit	$(204)	$(259)	$(268)
Provision for (benefit from) income taxes on continuing operations	387	237	90
Net income (loss) from continuing operations	$1,061	$1,207	$(1,349)

Pre-tax loss from continuing operations for the year ended December 31, 2020, includes non-deductible, non-cash goodwill impairment charges of $1,862 million impacting the businesses held in the Corporate & Other and Electronics & Industrials segments and a non-deductible goodwill allocation of $247 million in connection with the TCS/HSC Disposal. Of these amounts, $1,596 million related to the U.S and the remaining $513 million related to foreign operations. See Note 14 for additional information.

Reconciliation to U.S. Statutory Rate	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earning effect	0.2	(0.5)	0.2
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	(3.9)	(7.8)	4.7
U.S. tax effect of foreign earnings and dividends	5.0	4.4	(5.7)
Unrecognized tax benefits	1.0	0.6	(2.4)
Acquisitions, divestitures and ownership restructuring activities [1]	2.5	6.3	2.5
Exchange gains/losses [2]	0.4	(2.2)	(0.2)
State and local income taxes	0.2	(3.3)	2.9
Change in valuation allowance	—	(0.4)	—
Goodwill impairments	—	—	(29.8)
Stock-based compensation	(0.2)	0.1	(0.6)
Other - net [3]	0.5	(1.8)	0.3
Effective tax rate	26.7%	16.4%	(7.1)%
1.Includes a net tax expense of $22 million and net tax benefits of $148 million related to internal entity restructuring for the years ended December 31, 2021 and 2020, respectively.
2. Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.
3. Includes a tax benefit of $28 million, $30 million and $5 million related to the foreign derived intangible income deduction for the years ended December 31, 2022, 2021 and 2020 respectively.

Deferred Tax Balances at December 31,	2022	2021
(In millions)
Deferred tax assets:
Tax loss and credit carryforwards [1]	$768	$886
Lease liability	101	99
Pension and postretirement benefit obligations	55	89
Unrealized exchange gains (losses), net	16	17
Other accruals and reserves	139	121
Research and development	197	—
Inventory	18	11
Other – net	146	113
Gross deferred tax assets	$1,440	$1,336
Valuation allowances [1]	(703)	(700)
Total deferred tax assets	$737	$636

Deferred tax liabilities:
Investments	(290)	(308)
Operating lease asset	(101)	(99)
Property	(272)	(269)
Intangibles	(1,123)	(1,303)
Total deferred tax liabilities	$(1,786)	$(1,979)
Total net deferred tax liability	$(1,049)	$(1,343)
1.Primarily related to recorded tax benefits and the non-realizability of tax loss and carryforwards from operations in the United States, Luxembourg and Asia Pacific.

Included in the 2022 and 2021 deferred tax asset and liability amounts above is $370 million and $372 million, respectively, of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries own in aggregate 100% of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC are included in the Consolidated Financial Statements of the Company.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions)	2022	2021
Operating loss carryforwards
Expire within 5 years	$34	$94
Expire after 5 years or indefinite expiration	604	683
Total operating loss carryforwards	$638	$777
Tax credit carryforwards
Expire within 5 years	$26	$59
Expire after 5 years or indefinite expiration	104	50
Total tax credit carryforwards	$130	$109
Total Operating Loss and Tax Credit Carryforwards	$768	$886

Total Gross Unrecognized Tax Benefits	2022	2021	2020
(In millions)
Total unrecognized tax benefits at January 1,	$351	$432	$368
Decreases related to positions taken on items from prior years	(4)	(18)	(1)
Increases related to positions taken on items from prior years	4	5	5
Increases related to positions taken in the current year	164	11	39
Settlement of uncertain tax positions with tax authorities	(10)	(1)	(3)
Exchange (gain) loss	(9)	(14)	24
Divestiture of N&B	—	(64)	—
Divestiture of M&M	(26)	—	—
Total unrecognized tax benefits at December 31, [1]	$470	$351	$432
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$338	$303	$314
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$3	$(3)	$4
Total accrual for interest and penalties associated with unrecognized tax benefits	$16	$13	$17
1.Total unrecognized tax benefits includes $128 million, $46 million and $56 million of benefits related to discontinued operations at December 31, 2022, 2021 and 2020.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2022	Earliest Open Year
Jurisdiction
Brazil	2018
Canada	2017
China	2012
Denmark	2015
Germany	2015
Japan	2015
The Netherlands	2017
Switzerland	2018
United States:
Federal income tax [1]	2012
State and local income tax	2011
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to EIDP pursuant to the DWDP Tax Matters Agreement.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $5,969 million as of December 31, 2022. In addition to the U.S. federal tax imposed by The Act on all accumulated unrepatriated earnings through December 31, 2017, the Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings at December 31, 2022 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

M&M Divestitures
The Company recorded a net tax expense of $127 million for the year ended December 31, 2022 in connection with certain internal restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities retained by DuPont after the close of the M&M Divestiture to Celanese, and in certain instances relied upon legal entity valuations. The aforementioned net tax expense is included in “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

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

DWDP
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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the years ended December 31, 2022, 2021 and 2020:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2022	2021	2020
Income (loss) from continuing operations, net of tax	$1,061	$1,207	$(1,349)
Net income from continuing operations attributable to noncontrolling interests	53	30	16
Income (loss) from continuing operations attributable to common stockholders	$1,008	$1,177	$(1,365)
Income (loss) from discontinued operations, net of tax	4,856	5,308	(1,574)
Net income from discontinued operations attributable to noncontrolling interests	(4)	18	12
Income (loss) from discontinued operations attributable to common stockholders	4,860	5,290	(1,586)
Net income (loss) available to common stockholders	$5,868	$6,467	$(2,951)

Earnings Per Share Calculations - Basic Dollars per share	2022	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$2.02	$2.17	$(1.86)
Earnings (loss) from discontinued operations, net of tax	9.75	9.75	(2.16)
Earnings (loss) available to common stockholders [1]	$11.77	$11.92	$(4.01)

Earnings Per Share Calculations - Diluted Dollars per share	2022	2021	2020
Earnings (loss) from continuing operations attributable to common stockholders	$2.02	$2.16	$(1.86)
Earnings (loss) from discontinued operations, net of tax	9.73	9.72	(2.16)
Earnings (loss) available to common stockholders [1]	$11.75	$11.89	$(4.01)

Share Count Information Shares in Millions	2022	2021	2020
Weighted-average common shares - basic	498.5	542.7	735.5
Plus dilutive effect of equity compensation plans	0.9	1.5	—
Weighted-average common shares - diluted	499.4	544.2	735.5
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	4.1	2.8	5.7
1. Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.
2. These outstanding options to purchase shares of common stock, restricted stock units and performance based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2022	December 31, 2021
Accounts receivable – trade [1]	$1,567	$1,612
Income tax receivable	235	77
Other [2]	716	470
Total accounts and notes receivable - net	$2,518	$2,159
1.Accounts receivable – trade is net of allowances of $38 million at December 31, 2022 and $28 million at December 31, 2021. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, general sales tax and other taxes, and other receivables. No individual group represents more than ten percent of total receivables.

Accounts receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

In millions	December 31, 2022	December 31, 2021
Finished goods	$1,299	$1,201
Work in process	522	446
Raw materials	388	323
Supplies	120	116
Total inventories	$2,329	$2,086

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2022	December 31, 2021
In millions
Land and land improvements	1	-	25	$432	$440
Buildings	1	-	50	1,973	1,954
Machinery, equipment, and other	1	-	25	6,719	6,467
Construction in progress				1,055	1,034
Total property, plant and equipment				$10,179	$9,895
Total accumulated depreciation				$4,448	$4,142
Total property, plant and equipment - net				$5,731	$5,753

In millions	2022	2021	2020
Depreciation expense	$545	$546	$544

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at December 31, 2022 and December 31, 2021 is $686 million and $818 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company's dividends received from nonconsolidated affiliates is shown in the following table:

Dividends Received from Nonconsolidated Affiliates	2022	2021	2020
In millions
Dividends from nonconsolidated affiliates	$103	$98	$82

The Company had an ownership interest in six nonconsolidated affiliates, with ownership interest (direct and indirect) of 50 percent at December 31, 2022.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the years ended December 31, 2022, 2021 and 2020. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the year ended December 31, 2022 and less than 4 percent and approximately 3 percent for the years ended December 31, 2021 and 2020, respectively.

HSC Group
In reference to the paragraph above, sales to nonconsolidated affiliates in 2020 were primarily related to the sale of trichlorosilane, a raw material used in the production of polycrystalline silicon, to the HSC Group. Sales of this raw material to the HSC Group are reflected in Corporate & Other. In the third quarter of 2020, the Company sold its equity interest in the HSC group. See Note 4 for further discussion. The Company's equity earnings from the HSC Group is shown in the table below:

Equity Earnings in the HSC Group	2020
In millions
Equity in earnings	$108

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Balance at December 31, 2020	$8,458	$6,969	$613	$16,040
Acquisitions [1]	1,213	—	—	1,213
Currency Translation Adjustment	(88)	(168)	(16)	(272)
Balance at December 31, 2021	$9,583	$6,801	$597	$16,981
Currency Translation Adjustment	(186)	(145)	(5)	(336)
Other	—	—	18	18
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
1.On July 1, 2021, DuPont completed the acquisition of Laird PM, which is included in the Electronics & Industrial segment. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. The Company’s significant assumptions in these analyses include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rates, and the forecasted tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

The Company's estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. Should future cash flows differ materially from the Company's estimate, or should there be a future market downturn, the Company may be required to perform additional impairment analyses that could result in a non-cash goodwill impairment charge.

In the fourth quarter of 2022, the Company performed qualitative testing on five of its reporting units and performed quantitative testing on two of its reporting units and determined that no impairments existed. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested by applying the quantitative assessment, the Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified. The estimated fair value of one of the reporting units within Water & Protection exceeded its carrying value by approximately 10%. As of the date of the quantitative assessment, the carrying amount of goodwill within this reporting unit was $5.4 billion. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis. If the reporting unit does not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.

During the first quarter of 2022, in conjunction with the announcement of the M&M Divestitures, the Company realigned the Retained Businesses, previously within the historic Mobility & Materials segment, to Corporate & Other (the "2022 Realignment"). The announcement of the M&M Divestitures and 2022 Realignment served as triggering events requiring the Company to perform impairment analyses related to goodwill carried by the impacted reporting units as of March 1, 2022. Goodwill impairment analyses were performed for reporting units impacted in the historic Mobility & Materials segment prior to the realignment, and no impairments were identified. As part of the 2022 Realignment, the Company assessed and re-defined certain reporting units effective March 1, 2022, including a reallocation of goodwill on a relative fair value basis, as applicable, to the newly identified reporting units and M&M Divestitures disposal groups. Goodwill impairment analyses were performed for the new reporting units reported within Corporate & Other and no impairments were identified. The fair values of the reporting units and the M&M Divestitures disposal groups were estimated using a combination of a discounted cash flow model and/or market approach.

During the first quarter of 2021, the Company realigned segments and as a result assessed and re-defined certain reporting units, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted, and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,955	$(913)	$1,042	$2,374	$(1,124)	$1,250
Trademarks/tradenames	906	(349)	557	1,125	(500)	625
Customer-related	5,454	(2,389)	3,065	5,806	(2,296)	3,510
Other	54	(27)	27	113	(80)	33
Total other intangible assets with finite lives	$8,369	$(3,678)	$4,691	$9,418	$(4,000)	$5,418
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets with indefinite lives	$804	$—	$804	$804	$—	$804
Total	$9,173	$(3,678)	$5,495	$10,222	$(4,000)	$6,222

During fiscal year 2022, the Company retired fully amortized assets of $390 million of developed technology, $210 million of trademarks/tradenames, $121 million of customer-related intangible assets, and $53 million of other intangible assets.

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

During the first quarter of 2021, the Company realigned certain segments that held intangible assets with indefinite lives, which served as a triggering event requiring the Company to perform an impairment analysis related to the intangible assets with indefinite lives impacted. Impairment analyses were then performed, and no impairments were identified.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	December 31, 2022	December 31, 2021
In millions
Electronics & Industrial	$2,976	$3,429
Water & Protection	2,424	2,686
Corporate & Other	95	107
Total	$5,495	$6,222

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2023	$578
2024	$549
2025	$508
2026	$481
2027	$432

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES
The following tables summarizes the Company's short-term borrowings, long-term debt and finance lease obligations:

Short-Term Borrowings	December 31, 2022	December 31, 2021
(In millions)
Commercial paper[1]	$—	$150
Long-term debt due within one year	300	—
Total short-term borrowings	$300	$150
1. The weighted-average interest rate on commercial paper was 0.34 percent at December 31, 2021.

Long-Term Debt	December 31, 2022		December 31, 2021
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2023	$300	5.72%	$2,800	3.89%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2028 and thereafter [2]	5,979	5.19%	6,050	5.13%
Other facilities:
Finance lease obligations	1		2
Less: Unamortized debt discount and issuance costs	56		70
Less: Long-term debt due within one year	300		—
Total	$7,774		$10,632
1.Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2.Includes fair value hedging adjustment of $71 million related to the Company's interest rate swap agreements. See Note 21 for additional information.

On November 18, 2022, the Company redeemed in full its fixed-rate long-term senior unsecured notes of $2.5 billion due 2023 at a redemption price equal to 100% of the aggregate principal amount plus the accrued and unpaid interest. The redemption was funded with the proceeds from the M&M Divestiture.

Principal payments of long-term debt for the five succeeding fiscal years is as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2022	Total
In millions
2023	$300
2024	$—
2025	$1,850
2026	$—
2027	$—

The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $7,674 million and $12,595 million at December 31, 2022 and December 31, 2021, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2022
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
Terminated Intended Rogers Acquisition
In connection with the Terminated Intended Rogers Acquisition, on November 22, 2021, the Company entered into a two-year senior unsecured committed term loan agreement in the amount of $5.2 billion. In October 2022, the facility was amended to extend the lending commitments (as amended the "Amended 2021 Term Loan Facility"). On November 1, 2022, the M&M Divestiture closed and therefore, based on the terms of the Amended 2021 Term Loan Facility, the commitment was terminated.

Term Loan and Revolving Credit Facilities
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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $656 million at December 31, 2022. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $116 million at December 31, 2022. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2022 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2022, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at December 31, 2022.

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

As of December 31, 2022, the Company has recorded indemnification assets of $70 million within "Accounts and notes receivable - net" and $237 million within "Deferred charges and other assets" and indemnified liabilities of $211 million within "Accrued and other current liabilities" and $274 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. At December 31, 2021, the Company has recorded indemnified assets of $47 million within "Accounts and notes receivable - net" and $234 million within "Deferred charges and other assets" and indemnified liabilities of $153 million within "Accrued and other current liabilities" and $192 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

The Company’s accruals discussed below for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”), are included in the balances above.

PFAS Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EIDP, a Corteva subsidiary since June 1, 2019, completed the separation of EIDP’s Performance Chemicals segment through the spin-off of Chemours to holders of EIDP common stock (the “Chemours Separation”). On June 1, 2019, the Company completed the separation of its agriculture business through the spin-off of Corteva, Inc. (“Corteva”), including Corteva’s subsidiary EIDP.

On January 22, 2021, the Company, Corteva, EIDP and Chemours entered into the MOU pursuant to which the parties have agreed to release certain claims that had been raised by Chemours including any claims arising out of or resulting from the process and manner in which EIDP structured or conducted the Chemours Separation, and any other claims that challenge the Chemours Separation or the assumption of Chemours Liabilities (as defined in the Chemours Separation Agreement) by Chemours and the allocation thereof, subject in each case to certain exceptions set forth in the MOU. In connection with the MOU, the confidential arbitration process regarding certain claims by Chemours was terminated in February 2021. The parties have further agreed not to bring any future, additional claims regarding the Chemours Separation Agreement or the MOU outside of arbitration.

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

DuPont's aggregate escrow deposits of $100 million and $50 million at December 31, 2022 and 2021, respectively, are reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheet.

Under the Agreements, Divested Operations and Businesses ("DDOB") liabilities of EIDP not allocated to or retained by Corteva or the Company are categorized as relating to either (i) PFAS Stray Liabilities, if they arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS; or (ii) Non-PFAS Stray Liabilities, (and together with PFAS Stray Liabilities, the “EIDP Stray Liabilities”).

The Agreements provide that the Company and Corteva will each bear specified amounts plus an additional $200 million of Indemnifiable Losses, described below, in relation to certain EIDP Stray Liabilities. The Agreements further provide that the Company and Corteva will each bear 50 percent, $150 million each, of the first $300 million of total Indemnifiable Losses related to PFAS Stray Liabilities. When the companies meet their respective $150 million threshold, Indemnifiable Losses related to PFAS Stray Liabilities will be borne 71 percent by DuPont and 29 percent by Corteva.

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

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	December 31, 2022	December 31, 2021	Balance Sheet Classification
Current indemnified liabilities	$66	$37	Accrued and other current liabilities
Long-term indemnified liabilities	$120	$89	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1,2]	$186	$126
1.As of December 31, 2022 and 2021, total indemnified liabilities accrued include $161 million and $112 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").
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

In 2004, EIDP settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EIDP each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve claims of Leach class members who did not have claims in the Ohio MDL or whose claims are based on diseases first diagnosed after February 11, 2017. Since the 2017 settlement about 100 additional cases alleging personal injury, including kidney and testicular cancer claims, had been filed or noticed and were pending in the Ohio MDL.

On January 21, 2021, EIDP and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of cases and claims in the Ohio MDL, except as noted below (the “Settlement”). The total settlement amount is $83 million in cash with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EIDP or Chemours. DuPont was not a named party in the Leach case or the Ohio MDL and is not a named party in the Abbott case.

As of December 31, 2022, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits involving water contamination arising from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EIDP, Chemours, 3M and other AFFF manufacturers and in different parts of the country. Most were consolidated in multi-district litigation docket in federal district court in South Carolina (the “SC MDL”). Since then, the SC MDL has grown and contains approximately 3,400 cases. Most of the actions in the SC MDL name DuPont as a defendant due to the fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the SC MDL contains multiple types of lawsuits including, but not limited to, approximately 3,100 personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. The court has selected City of Stuart, Florida v. 3M Company, et al. as the first case to go to trial. Trial is scheduled to take place on June 5, 2023. The court has encouraged all parties to discuss resolution of the water provider category of cases, and on October 26, 2022 appointed a mediator to facilitate discussions among and between the parties. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EIDP and DuPont, together, are engaged with Plaintiffs’ Counsel on these cases, including through the court-appointed mediator. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

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

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware that avoids litigation and addresses potential Natural Resources Damages (“NRD”) from known historical and current releases by the companies in or affecting Delaware. The resolution releases potential state NRD claims arising from the environmental impacts of various chemicals, including PFAS, across all current and historical locations. Consistent with the MOU, Chemours bore 50 percent or $25 million of the $50 million settlement and Corteva and DuPont have each bore $12.5 million. The Company paid its portion of the settlement in January 2022. The settlement also calls for a potential Supplemental Payment to Delaware up to a total of $25 million funded 50 percent by Chemours and 50 percent by Corteva and DuPont, jointly, under certain circumstances which are not deemed probable.

In April 2021, an historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions.

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

There are pending cases that make claims related to PFAS that have been filed against Chemours and Corteva/EIDP in which the Company is not a named party, but for which the costs of litigation and future liabilities, if any, are or may be eligible PFAS costs under the MOU and Indemnification Losses under the Agreements.

While the Company believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses, including in connection with the court-ordered mediation in the SC MDL, as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. These additional costs could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of December 31, 2022, the Company has liabilities of $23 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2022, the Company had accrued obligations of $263 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

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

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	December 31, 2022	December 31, 2021	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$41	$43	$107

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	48	46	64
MOU related obligations (discussed above) [3]	173	116	62
Other environmental indemnifications	1	—	2
Total environmental related liabilities	$263	$205	$235
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

NOTE 17 - LEASES
The Company has operating leases for real estate, an airplane, railcars, fleet, certain machinery and equipment, and information technology assets. The Company’s leases have remaining lease terms of approximately 1 year to 30 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheet. At December 31, 2022, the Company has future maximum payments for residual value guarantees in operating leases of $21 million with final expirations through 2026. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating leases for the years ended December 31, 2022, 2021 and 2020 were as follows:

In millions	2022	2021	2020
Operating lease cost	$113	$105	$136
Short-term lease cost	4	5	3
Variable lease cost	39	38	45
Less: Sublease income [1]	12	11	8
Total lease cost	$144	$137	$176
1.Reflects income associated with subleases, not inclusive of all lessor arrangements disclosed below.

Operating cash flows from operating leases, excluding those related to the M&M Divestitures, were $109 million, $105 million, and $134 million for the year ended December 31, 2022, 2021 and 2020, respectively.

New operating lease assets and liabilities entered into during the year ended December 31, 2022 and 2021 were $131 million and $129 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets [1]	$426	$422
Current operating lease liabilities [2]	90	92
Noncurrent operating lease liabilities [3]	333	337
Total operating lease liabilities	$423	$429
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

Lease Term and Discount Rate for Operating Leases	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.1	8.5
Weighted-average discount rate	2.76%	2.01%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2022	Operating Leases
In millions
2023	$100
2024	85
2025	62
2026	45
2027	35
2028 and thereafter	153
Total lease payments	$480
Less: Interest	57
Present value of lease liabilities	$423

The Company has leases in which it is the lessor, with the largest being a result of the N&B Transaction. In connection with the N&B Transaction and the M&M Divestiture, DuPont entered into leasing arrangements with IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

Total lease revenue was $58 million for which the net profits recognized from these leases were approximately $14 million, both recorded in "Selling, general, and administrative expenses" and "Research and development expenses" for the year-ended December 31, 2022. Contractual lease revenue for 2023 through 2027 ranges from $70 million to $80 million annually.

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Program
On June 1, 2019, the Company's Board of Directors approved a $2 billion share buyback program ("2019 Share Buyback Program"), which expired on June 1, 2021. At the expiry of the 2019 Share Buyback Program, the Company had repurchased and retired a total of 29.9 million shares at a cost of $2 billion.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expired on June 30, 2022 ("2021 Share Buyback Program"). In the first quarter of 2022, the Company purchased 5.1 million shares for approximately $375 million, effectively completing the program. At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion.

In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expires on March 31, 2023, (the “2022 Share Buyback Program”). As of September 30, 2022, the Company repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program. In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program", together with the 2022 Share Buyback Program, the "2022 Stock Repurchase Programs") in addition to the 250 million remaining under the Company’s existing share repurchase program. The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In November 2022, DuPont entered into accelerated share repurchase ("ASR") agreements (the "2022 ASR Agreements") with each of three financial institutions (the "ASR Counterparties"), for the repurchase of an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases under the 2022 Share Buyback Program and the remaining $3 billion under the $5B Share Buyback Program. Pursuant to the terms of the 2022 ASR Agreement, DuPont paid an aggregate of $3.25 billion to the ASR Counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The remaining $650 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR transaction, less an agreed upon discount. The ASR transaction is being funded with cash on hand and is expected to be completed in the third quarter 2023.

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

The stock repurchase activity under the 2022 Stock Repurchase Programs were as follows:

2022 Stock Repurchase Programs	Share Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
In millions, expect per share amounts
Balance as of January 1, 2022				$—
Authorization of plan in February 2022				1,000
Repurchase of shares as of the quarter ended June 30, 2022	7.6	$65.5	$500	(500)
Repurchase of shares as of the quarter ended September 30, 2022	4.3	$58.9	250	(250)
Authorization of plan in November 2022				5,000
Accelerated share repurchase	38.8		2,600	(2,600)
Unsettled forward contract for accelerated share repurchase [1]	—		650	(650)
Balance as of December 31, 2022				$2,000
1. Calculated based on the initial referenced stock price at the time the Company entered into the 2022 ASR Agreement.

Common Stock
The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2022, 2021 and 2020:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at January 1, 2020	738,565	—
Issued	1,719	—
Repurchased	—	6,080
Retired	(6,080)	(6,080)
Balance at December 31, 2020	734,204	—
Issued	2,584	—
Repurchased [1]	—	224,995
Retired [1]	(224,995)	(224,995)
Balance at December 31, 2021	511,793	—
Issued	2,074	—
Repurchased	—	55,743
Retired	(55,743)	(55,743)
Balance at December 31, 2022	458,124	—
1.Includes 197 million shares of common stock that were exchanged and retired as part of the N&B Transaction.

Retained Earnings
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2022, 2021 and 2020 are summarized in the following table:

Dividends Declared and Paid	2022	2021	2020
In millions
Dividends declared to common stockholders	$652	$630	$882
Dividends paid to common stockholders	$652	$630	$882

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $656 million at December 31, 2022 and $912 million at December 31, 2021.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2022, 2021 and 2020:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments [1]	Total
In millions
2020
Balance at January 1, 2020	$(1,070)	$(345)	$(1)	$(1,416)
Other comprehensive income (loss) before reclassifications	1,540	(102)	—	1,438
Amounts reclassified from accumulated other comprehensive income	—	22	—	22
Net other comprehensive income (loss)	1,540	(80)	—	$1,460
Balance at December 31, 2020	$470	$(425)	$(1)	$44
2021
Other comprehensive (loss) income before reclassifications	(742)	422	56	(264)
Amounts reclassified from accumulated other comprehensive income	—	3	—	3
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(558)	$498	$57	$(3)
Balance at December 31, 2021	$(88)	$73	$56	$41
2022
Other comprehensive (loss) income before reclassifications	(1,101)	44	61	(996)
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
M&M Divestiture reclassification adjustment	221	(54)	—	167
Net other comprehensive (loss) income	$(880)	$(13)	$61	$(832)
Balance at December 31, 2022	$(968)	$60	$117	$(791)
1. Includes cumulative translation adjustment impact associated with derivative instruments.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 were as follows:

Tax Benefit (Expense)	2022	2021	2020
In millions
Pension and other post-employment benefit plans	16	(122)	37
Derivative instruments	(15)	(18)	—
Tax expense from income taxes related to other comprehensive (loss) income items	$1	$(140)	$37

A summary of the reclassifications out of AOCL for the years ended December 31, 2022, 2021 and 2020 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2022	2021	2020	Income Classification
In millions
Cumulative translation adjustments	$221	$184	$—	See (1) below
Pension and other post-employment benefit plans	$(71)	$111	$19	See (1) below
Tax (benefit) expense	14	(35)	3	See (1) below
Pension and other post-employment benefit plans, after tax	$(57)	$76	$22
Derivative instruments	$—	$1	$—	See (1) below
Tax expense	—	—	—	See (1) below
Derivative instruments, after tax	$—	$1	$—
Total reclassifications for the period, after tax	$164	$261	$22
1. The activity for the year ended December 31, 2022 is classified almost entirely within "Income (loss) from discontinued operations, net of tax" as part of the M&M Divestiture, with a portion classified within and "Sundry income (expense) - net" as part of continuing operations.. The activity for the year ended December 31, 2021 is classified almost entirely within "Income (loss) from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within and "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2020 is classified within the "Income (loss) from discontinued operations, net of tax", "Sundry income (expense) - net", "Net sales", "Cost of sales", and "Provision for income taxes on continuing operations" lines.

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
The significant defined benefit pension and OPEB plans of TDCC and EIDP are summarized below. Unless otherwise noted, all values within this footnote are inclusive of balances and activity associated with discontinued operations.

Defined Benefit Pension Plans
DuPont has both funded and unfunded defined benefit pension plans covering employees in a number of non-US countries that formerly relate to both TDCC and EIDP. The United Kingdom qualified plan is the largest pension plan held by DuPont.

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2022, the Company contributed $79 million to its benefit plans. DuPont expects to contribute approximately $76 million to its benefit plans in 2023.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2022	2021	2022	2021	2020
Discount rate	3.71%	1.32%	1.48%	0.87%	1.21%
Interest crediting rate for applicable benefits	2.25%	1.25%	1.25%	1.25%	1.25%
Rate of compensation increase	3.27%	3.15%	3.15%	3.15%	3.11%
Expected return on plan assets	N/A	N/A	2.69%	2.73%	2.98%

Other Post-employment Benefit Plans
The Company retained U.S. and foreign other post-employment benefit obligations with the Canadian plan and the U.S. long-term disabilities plan being the two largest and accounting for the majority of the Company's total other post-employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant. The total other post-employment benefits projected benefit obligation was $27 million as of December 31, 2022 and $37 million as of December 31, 2021.

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	2022	2021
In millions
Change in projected benefit obligations:
Benefit obligations at beginning of year	$4,286	$5,335
Service cost	43	53
Interest cost	55	42
Plan participants' contributions	7	9
Actuarial changes in assumptions and experience	(872)	(411)
Benefits paid	(233)	(243)
Plan amendments	—	(8)
Acquisitions/divestitures/other [1,2]	(203)	(342)
Effect of foreign exchange rates	(354)	(149)
Termination benefits/curtailment cost/settlements	(3)	—
Benefit obligations at end of year	$2,726	$4,286
1.The year ended 2022 is primarily related to the M&M Divestiture.
2.The year ended 2021 is primarily related to the N&B Transaction, partially offset by the Laird PM Acquisition.

Change in Plan Assets and Funded Status of All Plans	2022	2021
In millions
Change in plan assets:
Fair value of plan assets at beginning of year	$4,036	$4,158
Actual return on plan assets	(735)	222
Employer contributions	79	88
Plan participants' contributions	7	9
Benefits paid	(233)	(243)
Acquisitions/divestitures/other [1,2]	(216)	(116)
Effect of foreign exchange rates	(342)	(82)
Fair value of plan assets at end of year	$2,596	$4,036

Funded status:
Plans with plan assets	$364	$438
All other plans	(494)	(688)
Funded status at end of year	$(130)	$(250)
1.The year ended 2022 is primarily related to the M&M Divestiture.
2.The year ended 2021 is primarily related to the N&B Transaction, partially offset by the Laird PM Acquisition.

The following tables summarize the amounts recognized in the consolidated balance sheets for all significant plans:

Amounts Recognized in the Consolidated Balance Sheets for All Significant Plans	December 31, 2022	December 31, 2021
In millions
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$376	$582
Assets of discontinued operations	70	71
Accrued and other current liabilities	(49)	(51)
Pension and other postretirement benefits - noncurrent	(522)	(762)
Liabilities of discontinued operations	(5)	(90)
Net amount recognized	$(130)	$(250)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net gain	$(45)	$(60)
Prior service credit	(15)	(40)
Pretax balance in accumulated other comprehensive loss at end of year	$(60)	$(100)

The decrease in the Company's actuarial gains for the year ended December 31, 2022 was primarily due to the changes in weighted-average discount rates, which increased from 1.32 percent at December 31, 2021 to 3.71 percent at December 31, 2022 offset by divestitures and losses on assets in excess of what was expected.

The accumulated benefit obligation for all pension plans was $2.6 billion and $4.0 billion at December 31, 2022 and 2021, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2022	December 31, 2021
In millions
Accumulated benefit obligations	$566	$1,007
Fair value of plan assets	$46	$216

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2022	December 31, 2021
In millions
Projected benefit obligations	$706	$1,187
Fair value of plan assets	$157	$322

Net Periodic Benefit Costs for All Significant Plans for the Year Ended December 31,	2022	2021	2020
In millions
Net Periodic Benefit Costs:
Service cost [1]	$43	$53	$72
Interest cost [2]	55	42	58
Expected return on plan assets [3]	(97)	(105)	(110)
Amortization of prior service credit [4]	(5)	(5)	(5)
Amortization of unrecognized net loss [5]	1	12	16
Curtailment/settlement [6]	(4)	3	9
Net periodic benefit costs (credits) - Total	$(7)	$—	$40
Less: Net periodic benefit costs (credits) - Discontinued operations	(9)	(3)	10
Net periodic benefit costs - Continuing operations	$2	$3	$30
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss	$(35)	$(528)	$117
Prior service credit	—	(8)	—
Amortization of prior service credit	5	5	5
Amortization of unrecognized loss	(1)	(12)	(16)
Curtailment loss	—	—	(4)
Settlement gain (loss)	4	(3)	(9)
Effect of foreign exchange rates	5	(11)	21
Total recognized in other comprehensive loss (income)	$(22)	$(557)	$114
Noncontrolling interest	$—	$—	$2
Total recognized in net periodic benefit costs (credits) and other comprehensive loss (income)	$(20)	$(554)	$142
1.The service cost from continuing operations was $30 million, $33 million, and $42 million for the years ended December 31, 2022, 2021 and 2020, respectively, for significant plans.
2. The interest cost from continuing operations was $49 million, $39 million, and $47 million for the years ended December 31, 2022, 2021 and 2020, respectively, for significant plans.
3. The expected return on plan assets from continuing operations was $73 million, $78 million, and $77 million for the years ended December 31, 2022, 2021 and 2020, respectively, for significant plans.
4. The amortization of prior service credits from continuing operations was $4 million, $5 million, and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, for significant plans.
5. The amortization of unrecognized net loss from continuing operations was $4 million for the year ended December 31, 2022, and losses of $11 million for the years ended December 31, 2021 and 2020 for significant plans.
6. The curtailment and settlement costs from continuing operations was a gain of $4 million for the year ended December 31, 2022, and a loss of $3 million, and $9 million for the years ended December 31, 2021, and 2020 respectively, for significant plans.

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2022
In millions
2023	$181
2024	170
2025	172
2026	178
2027	175
Years 2028-2032	918
Total	$1,794

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as insurance contracts, pooled investment vehicles and private market securities. At December 31, 2022, plan assets totaled $2.6 billion.

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

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2022	DuPont
Asset Category
Equity securities	8%
Fixed income securities	12
Alternative investments	23
Hedge funds	27
Pooled investment vehicles	23
Other investments	7
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2022 and 2021:

Basis of Fair Value Measurements	December 31, 2022				December 31, 2021
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$57	$57	$—	$—	$175	$175	$—	$—
Equity securities:
U.S. equity securities	$43	$43	$—	$—	$119	$119	$—	$—
Non - U.S. equity securities	152	152	—	—	241	241	—	—
Total equity securities	$195	$195	$—	$—	$360	$360	$—	$—
Fixed income securities:
Debt - government-issued	$105	$—	$105	$—	$235	$—	$235	$—
Debt - corporate-issued	40	—	40	—	45	—	45	—
Debt - asset-backed	—	—	—	—	1	—	1	—
Total fixed income securities	$145	$—	$145	$—	$281	$—	$281	$—
Alternative investments:
Real estate	$75	—	—	75	$75	—	—	$75
Insurance contracts	524	—	—	524	855	—	30	825
Derivatives - asset position	8	—	8	—	—	—	—	—
Derivatives - liability position	—	—	—	—	—	—	—	—
Total alternative investments	$607	$—	$8	$599	$930	$—	$30	$900
Other Investments:
Pooled Investment Vehicles	$607	$607	$—	$—	$593	$593	$—	$—
Total other investments	$607	$607	$—	$—	$593	$593	$—	$—
Subtotal	$1,611	$859	$153	$599	$2,339	$1,128	$311	$900
Investments measured at net asset value:
Debt - government-issued	$163				$406
Hedge funds	690				1,128
Private market securities	130				163
Total investments measured at net asset value	$983				$1,697
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$2				$—
Pension trust payables [2]	—				—
Total	$2,596				$4,036
1. Primarily receivables for investment securities sold.
2. Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2022 and 2021:

Fair Value Measurement of Level 3 Pension Plan Assets	Real Estate	Insurance Contracts	Total
In millions
Balance at Jan 1, 2021	$77	$758	$835
Actual return on assets:
Relating to assets sold during 2021	—	—	—
Relating to assets held at Dec 31, 2021	(1)	(12)	(13)
Purchases, sales and settlements, net	2	(35)	(33)
Transfers into Level 3 [1]	—	141	141
Transfers out of Level 3 [2]	(3)	(27)	(30)
Balance at Dec 31, 2021	$75	$825	$900
Actual return on assets:
Relating to assets sold during 2022	—	—	—
Relating to assets held at Dec 31, 2022	(2)	(237)	(239)
Purchases, sales and settlements, net	2	(33)	(31)
Transfers into Level 3	—	30	30
Transfers out of Level 3 [3]	—	(61)	(61)
Balance at Dec 31, 2022	$75	$524	$599
1. Related to the Laird PM Acquisition.
2. Related to the N&B Transaction.
3. Related to the M&M Divestiture

Defined Contribution Plans
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's contributions to the Plan were $72 million in 2022 and $71 million in 2021. Both periods are inclusive of M&M activity related to discontinued operations. 2021 is inclusive of N&B activity related to discontinued operations.

In addition, the Company made contributions to other defined contribution plans in 2022 in the amount of $33 million and $35 million in 2021. Both periods are inclusive of M&M activity and the 2021 period is inclusive of N&B activity related to discontinued operations.

NOTE 20 - STOCK-BASED COMPENSATION
Effective with the DWDP Merger, on August 31, 2017, DowDuPont assumed all TDCC and EIDP equity incentive compensation awards outstanding immediately prior to the DWDP Merger. The TDCC and EIDP stock-based compensation plans were assumed by DowDuPont and remained in place with the ability to grant and issue DowDuPont common stock until the DWDP Distributions.

Immediately following the Corteva Distribution, DuPont adopted the DuPont Omnibus Incentive Plan ("DuPont OIP") which provides for equity-based and cash incentive awards to certain employees, directors, independent contractors and consultants. Upon adoption of the DuPont OIP, the TDCC and EIDP plans were rolled into the DuPont OIP as separate subplans and no longer granted new awards. All previously granted equity awards under these subplans have the same terms and conditions that were applicable to the awards under the TDCC and EIDP plans immediately prior to the DWDP Distributions. Due to reaching the plan term of the DuPont OIP, no further awards will be granted from the plan. Awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP"), which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the EIP, a maximum of 17 million shares of common stock are available for award as of December 31, 2022. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

A description of the Company's stock-based compensation is discussed below followed by a description of TDCC and EIDP stock-based compensation.

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

DuPont recognized share-based compensation expense in continuing operations of $75 million, $67 million, and $93 million during the years ended December 31, 2022, 2021 and 2020, respectively. The income tax benefits related to stock-based compensation arrangements were $16 million, $13 million, and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Total unrecognized pretax compensation cost in continuing operations related to nonvested stock option awards of $5 million at December 31, 2022, is expected to be recognized over a weighted-average period of 1.7 years. Total unrecognized pretax compensation cost in continuing operations related to RSUs and performance based stock units ("PSUs") of $63 million at December 31, 2022, is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2022 was $79 million. The weighted average grant-date fair value of RSUs and PSUs granted during 2022 was $76.30.

At the time of the N&B separation, outstanding, unvested share-based compensation awards that were denominated in DuPont common stock and held by N&B Employees were terminated and reissued as equity awards issued under the IFF stock plan.

At the time of the M&M separation, outstanding, unvested share-based compensation awards granted in 2022 and held by Employees transferred to Celanese were terminated and reissued as equity awards under the Celanese stock plan. Pre-2022 awards held by M&M Employees were settled by DuPont based on vesting conditions noted in respective grant agreements.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

EIP Weighted-Average Assumptions	2022	2021
Dividend yield	1.8%	1.6%
Expected volatility	26.4%	28.4%
Risk-free interest rate	1.9%	0.9%
Expected life of stock options granted during period (years)	6.0	6.0

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

The following table summarizes stock option activity for 2022 under the EIP:

EIP Stock Options	2022
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) [1]
Outstanding at January 1, 2022	227	$72.98
Granted	481	$75.05
Exercised	—	$—
Forfeited/Expired	(27)	$74.06
Outstanding at December 31, 2022	681	$74.40	8.27	$—
Exercisable at December 31, 2022	113	$73.08	4.92	$—
1.Outstanding and exercisable balances are shown as zero as options were out of the money at December 31, 2022.

Additional Information about EIP Stock Options
In millions, except per share amounts	2022	2021
Weighted-average fair value per share of options granted	$17.41	$16.92
Total compensation expense for stock options plans [1]	$8	$2
Related tax benefit [1]	$2	$—
1. These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

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

Nonvested awards of RSUs and PSUs are shown below:

EIP RSUs and PSUs	2022
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2022	592	$74.01
Granted	1,072	$76.30
Vested	(239)	$72.46
Forfeited	(167)	$75.42
Nonvested at December 31, 2022	1,258	$76.07

DuPont Omnibus Incentive Plan
The DuPont OIP has two subplans that have the same terms and conditions of the TDCC and EIDP plans immediately prior to the DWDP Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. No awards were granted by the Company out of the OIP plan in 2022. All new awards will be granted by the EIP.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

OIP Weighted-Average Assumptions	2021	2020
Dividend yield	1.6%	2.3%
Expected volatility	28.3%	23%
Risk-free interest rate	0.9%	1.2%
Expected life of stock options granted during period (years)	6.0	6.0
1. No awards were granted by the Company out of the OIP plan in 2022.

The Company determines the dividend yield by dividing the annualized dividend on DuPont's common stock by the option exercise price. A historical daily measurement of volatility (using DowDuPont stock information after the DWDP Merger date and a weighted average of TDCC and EIDP prior to DWDP Merger date) is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to DuPont's historical experience, adjusted for expected exercise patterns of in-the-money options.

The following table summarizes stock option activity for 2022 under the OIP:

OIP Stock Options	2022
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,160	$62.39
Granted	—	$—
Exercised	(167)	$62.97
Forfeited/Expired	(34)	$58.60
Outstanding at December 31, 2022	1,959	$62.40	6.81	$13,631
Exercisable at December 31, 2022	1,501	$62.65	6.60	$9,595

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2022	2021	2020
Weighted-average fair value per share of options granted	$—	$16.83	$9.18
Total compensation expense for stock options plans [2]	$25	$24	$16
Related tax benefit [2]	$5	$5	$3
1. No awards were granted by the Company out of the OIP plan in 2022.
2.These amount represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

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

Nonvested awards of RSUs and PSUs are shown below.

OIP RSUs and PSUs	2022
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2022 [1]	1,500	$61.93
Granted	—	$—
Vested	(764)	$57.10
Forfeited	(49)	$64.97
Nonvested at December 31, 2022	687	$67.09
1. The opening weighted average fair value has been recast and is consistent with current year presentation.

TDCC Stock Incentive Plan
In connection with the DWDP Merger, on August 31, 2017 all outstanding TDCC stock options under the TDCC 2012 Stock Incentive Plan (the "2012 Plan") were converted into stock options with respect to DowDuPont Common Stock.

TDCC Stock Options
TDCC granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of TDCC’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years. To measure the fair value of the awards on the date of grant, TDCC used the Black-Scholes option pricing model. No awards were granted by the Company out of the TDCC plan during 2022, 2021 and 2020.

The following table summarizes stock option activity for 2022:

TDCC Stock Options	2022
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022 [1]	423	$62.91
Exercised	(107)	$48.93
Forfeited/Expired	(14)	$54.11
Outstanding at December 31, 2022	302	$68.24	3.32	$2,546
Exercisable at December 31, 2022	296	$68.71	3.38	$2,404

EIDP Equity Incentive Plan
EIDP Stock Options
The exercise price of shares subject to option is equal to the market price of EIDP's stock on the date of grant. All options vest serially over a three-year period. Stock option awards granted between 2010 and 2015 expire seven years after the grant date and options granted between 2016 and 2018 expire ten years after the grant date. The plan allowed retirement-eligible employees of EIDP to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.

There were no options granted out of the EIDP EIP in 2022, 2021 and 2020.

EIDP determined the dividend yield by dividing the annualized dividend on DowDuPont's Common Stock by the option exercise price. A historical daily measurement of volatility (using DowDuPont stock information after the DWDP Merger date and a weighted average of TDCC and EIDP prior to DWDP Merger date) is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to EIDP's historical experience, adjusted for expected exercise patterns of in-the-money options.

The following table summarizes stock option activity for 2022 under EIDP's EIP:

EIDP Stock Options	2022
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	3,226	$72.01
Exercised	(403)	$67.60
Forfeited/Expired	(416)	$78.60
Outstanding at December 31, 2022	2,407	$71.60	4.65	$12,485
Exercisable at December 31, 2022	2,407	$71.60	4.65	$12,485

EIDP Restricted Stock Units
EIDP issued RSUs that serially vested over a three-year period and, upon vesting, convert one-for-one to DowDuPont Common Stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted periodically to key senior management employees. These RSUs generally vested over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the DWDP Merger closing date.

EIDP granted PSUs to senior leadership. Upon a change in control, EIDP's EIP provisions required PSUs to be converted into RSUs based on the number of PSUs that would vest by assuming that target levels of performance are achieved. Service requirements for vesting in the RSUs replicate those inherent in the exchanged PSUs. In accordance with the DWDP Merger Agreement, PSUs converted to RSU awards based on an assessment of the underlying market conditions in the PSUs at the greater of target or actual performance levels as of the closing date. As the actual performance levels were not in excess of target as of the closing date, all PSUs converted to RSUs based on target and there was no incremental benefit from the DWDP Merger Agreement when compared with EIDP’s EIP.

Nonvested awards of RSUs are shown below. There were no RSUs granted out of the EIDP EIP in 2022, 2021 and 2020.

EIDP RSUs	2022
Shares in thousands	Shares	Grant Date Fair Value [1]
Nonvested at January 1, 2022	321	$68.45
Vested	(268)	$68.76
Forfeited	—	$—
Nonvested at December 31, 2022	53	$66.87
1. Weighted-average per share.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2022 and December 31, 2021:

Fair Value of Financial Instruments	December 31, 2022				December 31, 2021
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$2,198	$—	$—	$2,198	$841	$—	$—	$841
Restricted cash equivalents [1]	$110	$—	$—	$110	$65	$—	$—	$65
Marketable securities	$1,302	$—	$—	$1,302	$—	$—	$—	$—
Total cash and restricted cash equivalents and marketable securities	$3,610	$—	$—	$3,610	$906	$—	$—	$906
Long-term debt including debt due within one year	$(8,145)	$227	$(58)	$(7,976)	$(10,632)	$—	$(1,963)	$(12,595)
Derivatives relating to:
Net investment hedge [2]	—	149	—	149	—	74	—	74
Foreign currency [3,4]	—	10	(35)	(25)	—	5	(10)	(5)
Interest rate swap agreements [5]	—	—	(71)	(71)	—	—	—	—
Total derivatives	$—	$159	$(106)	$53	$—	$79	$(10)	$69
1.At December 31, 2022 there was $7 million of restricted cash classified as "Prepaid and other current assets" and $103 million classified as "Restricted cash and cash equivalents" in the Consolidated Balance Sheets. At December 31, 2021 there was $12 million of restricted cash classified as "Prepaid and other current assets" and $53 million classified as "Restricted cash and cash equivalents" in the Consolidated Balance Sheets. See Note 7 for more information on restricted cash.
2.Classified as "Deferred charges and other assets" in the Consolidated Balance Sheets.
3.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Consolidated Balance Sheets.
4.Presented net of cash collateral where master netting arrangements allow.
5.Classified as "Other noncurrent obligations" in the Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2022	December 31, 2021
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$476	$(625)
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

The interest rate swaps are carried at fair value. Fair value hedge accounting has been applied and thus, changes in the fair value of these swaps and changes in the fair value of the related hedged portion of long-term debt will be presented and will net to zero in "Sundry income (expense) – net" in the Consolidated Statements of Operations.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the Consolidated Statements of Operations, was a loss of $32 million for the year ended December 31, 2022 ($40 million loss for the year ended December 31, 2021 and $1 million loss for the year ended December 31, 2020). The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2022	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$2,308
Marketable securities [2]	1,302
Derivatives relating to: [3]
Net investment hedge	149
Foreign currency contracts [4]	26
Total assets at fair value	$3,785
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$7,976
Derivatives relating to: [3]
Interest rate swap agreements	71
Foreign currency contracts [4]	51
Total liabilities at fair value	$8,098
1.Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2.Time deposits classified as held to maturity, with maturities of greater than three months and less than twelve months at time of acquisition, which are recorded at amortized cost which approximates fair value.
3. See Note 21 for the classification of derivatives in the Consolidated Balance Sheets.
4. Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $17 million for both assets and liabilities as of December 31, 2022.
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
1.Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2022 and December 31, 2021.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis [1]	Significant Other Unobservable Inputs (Level 3)	Total Losses
In millions
2022
Assets at fair value:
Long-lived assets, intangible assets, and other assets	$55	$(94)
2020
Assets at fair value:
Long-lived assets, intangible assets, and other assets	$158	$(642)
1.The Company did not incur any losses associated with fair value measurements on a nonrecurring basis for the year-ended December 31, 2021.

2022 Fair Value Measurements on a Nonrecurring Basis
During the first quarter of 2022, the Company recorded an impairment charge related to equity method investments within Electronics & Industrial. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 6 for further discussion.

2020 Fair Value Measurements on a Nonrecurring Basis
During the third quarter of 2020, the Company recorded impairment charges related to indefinite-lived intangible assets and long-lived assets within Corporate & Other segment. These impairment analyses were performed using Level 3 inputs within the fair value hierarchy. See Notes 4 and 6 for further discussion.

During the first quarter of 2020, the Company recorded impairment charges related to long-lived assets within Corporate & Other. See Notes 6 for further discussion of these fair value measurements.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: Electronics & Industrial and Water & Protection. Major products by segment include: Electronics & Industrial (printing and packaging materials, photopolymers, electronic materials, specialty silicones and lubricants); and Water & Protection (nonwovens, aramids, construction materials, water filtration and purification resins, elements and membranes). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost.

Effective February 2022, the revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. In addition, the Retained Businesses previously reported in the historic Mobility & Materials segment are reported in Corporate & Other. These reporting changes have been retrospectively applied for all periods presented.

The historic Mobility & Material segment costs that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company will no longer incur upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region	2022	2021	2020
In millions
United States	$4,066	$3,661	$3,386
Canada	293	263	223
EMEA [1]	2,193	2,229	1,932
Asia Pacific [2]	6,022	6,026	5,254
Latin America	443	387	333
Total	$13,017	$12,566	$11,128
1.Europe, Middle East and Africa.
2. Net sales attributed to China/Hong Kong, for the years ended December 31, 2022, 2021 and 2020 were $2,744 million, $2,822 million, and $2,311 million, respectively.

Long-lived Assets by Geographic Region	December 31,
In millions	2022	2021	2020
United States	$3,501	$3,433	$3,309
Canada	49	51	52
EMEA [1]	1,271	1,301	1,379
Asia Pacific	883	925	855
Latin America	27	43	46
Total	$5,731	$5,753	$5,641
1.Europe, Middle East and Africa.

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
For the Year Ended December 31, 2022
Net sales	$5,917	$5,957	$1,143	$13,017
Operating EBITDA [1]	1,836	1,431	(6)	3,261
Equity in earnings of nonconsolidated affiliates	31	39	5	75
Restructuring and asset related charges - net [2]	118	17	20	155
Depreciation and amortization	580	494	61	1,135
Assets of continuing operations	17,110	14,831	8,123	40,064
Investment in nonconsolidated affiliates	396	290	—	686
Capital expenditures	290	289	80	659
For the Year Ended December 31, 2021
Net sales	$5,554	$5,552	$1,460	$12,566
Operating EBITDA [1]	1,758	1,385	9	3,152
Equity in earnings of nonconsolidated affiliates	41	36	8	85
Restructuring and asset related charges - net [2]	8	30	12	50
Depreciation and amortization	518	511	83	1,112
Assets of continuing operations	17,701	15,003	5,094	37,798
Investment in nonconsolidated affiliates	502	310	6	818
Capital expenditures	337	391	88	816
For the Year Ended December 31, 2020
Net sales	$4,674	$4,993	$1,461	$11,128
Operating EBITDA [1]	1,468	1,313	61	2,842
Equity in earnings of nonconsolidated affiliates	34	26	108	168
Restructuring asset related charges - net [2]	7	48	759	814
Depreciation and amortization	449	502	135	1,086
Assets of continuing operations	15,065	15,142	11,666	41,873
Investment in nonconsolidated affiliates	505	315	2	822
Capital expenditures	345	328	82	755
1.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided in the table on the following page.
2.See Note 6 for information regarding the Company's restructuring programs and asset related charges.

Segment Information Reconciliation to Consolidated Financial Statements	Segment Totals	M&M Divestitures	N&B Separation	Other [1]	Total
In millions
For the Year Ended December 31, 2022
Capital expenditures	$659	$90	$—	$(6)	$743
Depreciation and amortization	1,135	$45	$—	$—	$1,180
For the Year Ended December 31, 2021
Capital expenditures	$816	$75	$14	$(14)	$891
Depreciation and amortization	$1,112	$283	$63	$—	$1,458
For the Year Ended December 31, 2020
Capital expenditures	$755	$78	$213	$148	$1,194
Depreciation and amortization	$1,086	$287	$1,721	$—	$3,094
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

Total Asset Reconciliation at December 31,	2022	2021	2020
In millions
Assets of continuing operations	$40,064	$37,798	$41,873
Assets held for sale	—	245	810
Assets of discontinued operations	1,291	7,664	28,220
Total assets	$41,355	$45,707	$70,903

Reconciliation of "Income (Loss) from continuing operations, net of tax" to Operating EBITDA		2022	2021	2020
In millions
Income (Loss) from continuing operations, net of tax		$1,061	$1,207	$(1,349)
+	Provision for income taxes on continuing operations	387	237	90
Income (Loss) from continuing operations before income taxes		$1,448	$1,444	$(1,259)
+	Depreciation and amortization	1,135	1,112	1,086
-	Interest income [1]	50	12	18
+	Interest expense [2]	486	503	672
-	Non-operating pension/OPEB benefit [1]	28	30	12
-	Foreign exchange losses (gains), net [1]	15	(53)	(54)
+	Future reimbursable indirect costs	52	60	59
-	Significant items	(233)	(22)	(2,260)
Operating EBITDA		$3,261	$3,152	$2,842
1.Included in "Sundry income (expense) - net."
2.The year ended December 31, 2022 and December 31, 2021 excludes significant items, refer to details below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Year Ended December 31, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(193)	$(193)
Restructuring and asset related charges - net [2]	(24)	(17)	(20)	(61)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	32	69
Terminated Intended Rogers Acquisition financing fees [5]	—	—	(6)	(6)
Employee Retention Credit [6]	20	20	12	52
Total	$(98)	$40	$(175)	$(233)
1. Acquisition, integration and separation costs related to strategic initiatives including the sale of the Biomaterials business unit, the acquisition of Laird PM, and the termination fee of $162.5 million associated with the Terminated Intended Rogers Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Relates to an impairment of an equity method investment. See Note 6 for additional information.
4. Reflected in "Sundry income (expense) - net." Refer to Note 4 for additional information.
5. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."
6. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) reflected in "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses."

Significant Items by Segment for the Year Ended December 31, 2021	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(81)	$(81)
Restructuring and asset related charges - net [2]	(8)	(30)	(12)	(50)
Merger-related inventory step-up amortization [3]	(12)	—	—	(12)
Gain on divestiture [4]	2	—	141	143
Terminated Intended Rogers Acquisition financing fees [5]	—	—	(22)	(22)
Total	$(18)	$(30)	$26	$(22)
1. Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM, the M&M Divestitures, the Terminated Intended Rogers Acquisition, and the completed and planned divestitures of the held for sale businesses included within Corporate & Other.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.
4. Reflected in "Sundry income (expense) - net." Refer to Note 4 for additional information.
5. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."

Significant Items by Segment for the Year Ended December 31, 2020	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(177)	$(177)
Restructuring and asset related charges - net [2]	(7)	(48)	(117)	(172)
Goodwill impairment charges [3]	(834)	—	(1,028)	(1,862)
Asset impairment charges [4]	—	—	(642)	(642)
Gain on divestiture [5]	197	—	396	593
Total	$(644)	$(48)	$(1,568)	$(2,260)
1.Acquisition, integration and separation costs related to strategic initiatives including the divestiture of the held for sale businesses and post-DWDP Merger integration.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Reflects non-cash goodwill impairment charges recorded as follows: a $533 million charge recorded in the first quarter 2020 related to PVAM reflected in Corporate & Other; a $1,146 million charge recorded in the second quarter 2020 related to the Electronics & Industrial and Corporate & Other; and $183 million in charges recorded in the third quarter of 2020 related to the PVAM business reflected in Corporate & Other. The impairment analysis were performed due to lower than expected proceeds of a potential divestiture serving as a triggering event, demand declines due to COVID-19, and softening conditions in certain end markets.
4. See Note 6 for additional information.
5. Refer to Note 4 for additional information.