Form 10-Q
period 2023-03-31
DuPont de Nemours, Inc.
filed 2023-05-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had 459,016,772 shares of common stock, $0.01 par value, outstanding at May 1, 2023.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2023

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the possibility that the Company may fail to realize the anticipated benefits of the $5 billion share repurchase program announced on November 8, 2022 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2024; (ii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures, and other portfolio changes and the impact of changes in relevant tax and other laws; (iii) indemnification of certain legacy liabilities; (iv) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours; (v) failure to timely close on anticipated terms (or at all), realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes, including the acquisition of Spectrum; (vi) risks and uncertainties, including increased costs and the ability to obtain raw materials, related to operational and supply chain impacts or disruptions, which may result from, among other events, pandemics and responsive actions, timing and recovery from demand decline in consumer-facing markets, including in China, and geo-political and weather related events; (vii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (viii) risks from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology impacting the semiconductor business; (ix) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (x) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2023	2022
Net sales	$3,018	$3,274
Cost of sales	1,983	2,110
Research and development expenses	127	143
Selling, general and administrative expenses	340	389
Amortization of intangibles	147	153
Restructuring and asset related charges - net	14	101
Acquisition, integration and separation costs	—	8
Equity in earnings of nonconsolidated affiliates	15	26
Sundry income (expense) - net	29	3
Interest expense	95	120
Income from continuing operations before income taxes	356	279
Provision for income taxes on continuing operations	83	47
Income from continuing operations, net of tax	273	232
(Loss) income from discontinued operations, net of tax	(8)	276
Net income	265	508
Net income attributable to noncontrolling interests	8	20
Net income available for DuPont common stockholders	$257	$488

Per common share data:
Earnings per common share from continuing operations - basic	$0.58	$0.42
(Loss) earnings per common share from discontinued operations - basic	(0.02)	0.54
Earnings per common share - basic	$0.56	$0.95
Earnings per common share from continuing operations - diluted	$0.58	$0.42
(Loss) earnings per common share from discontinued operations - diluted	(0.02)	0.53
Earnings per common share - diluted	$0.56	$0.95

Weighted-average common shares outstanding - basic	458.8	512.0
Weighted-average common shares outstanding - diluted	460.2	513.8
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2023	2022
Net income	$265	$508
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	82	(272)
Pension and other post-employment benefit plans	(4)	(7)
Derivative instruments	(3)	11
Total other comprehensive income (loss)	75	(268)
Comprehensive income	340	240
Comprehensive income attributable to noncontrolling interests, net of tax	9	13
Comprehensive income attributable to DuPont	$331	$227
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,525	$3,662
Marketable securities	1,319	1,302
Accounts and notes receivable - net	2,438	2,518
Inventories	2,443	2,329
Prepaid and other current assets	157	168
Assets of discontinued operations	1,318	1,291
Total current assets	11,200	11,270
Property, plant and equipment - net of accumulated depreciation (March 31, 2023 - $4,574; December 31, 2022 - $4,448)	5,738	5,731
Other Assets
Goodwill	16,703	16,663
Other intangible assets	5,366	5,495
Restricted cash and cash equivalents	104	103
Investments and noncurrent receivables	744	733
Deferred income tax assets	112	109
Deferred charges and other assets	1,241	1,251
Total other assets	24,270	24,354
Total Assets	$41,208	$41,355
Liabilities and Equity
Current Liabilities
Short-term borrowings	$300	$300
Accounts payable	1,921	2,103
Income taxes payable	186	233
Accrued and other current liabilities	863	951
Liabilities of discontinued operations	136	146
Total current liabilities	3,406	3,733
Long-Term Debt	7,807	7,774
Other Noncurrent Liabilities
Deferred income tax liabilities	1,145	1,158
Pension and other post-employment benefits - noncurrent	527	522
Other noncurrent obligations	1,162	1,151
Total other noncurrent liabilities	2,834	2,831
Total Liabilities	14,047	14,338
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2023: 459,016,898 shares; 2022: 458,124,262 shares)	5	5
Additional paid-in capital	48,256	48,420
Accumulated deficit	(20,807)	(21,065)
Accumulated other comprehensive loss	(717)	(791)
Total DuPont stockholders' equity	26,737	26,569
Noncontrolling interests	424	448
Total equity	27,161	27,017
Total Liabilities and Equity	$41,208	$41,355
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2023	2022
Operating Activities
Net income	$265	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	342
Credit for deferred income tax and other tax related items	(9)	(252)
Earnings of nonconsolidated affiliates (in excess of) less than dividends received	(10)	18
Net periodic benefit costs (credits)	8	(1)
Periodic benefit plan contributions	(21)	(20)
Net (gain) loss on sales and split-offs of assets, businesses and investments	(19)	3
Restructuring and asset related charges - net	14	101
Other net loss	28	24
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	48	(254)
Inventories	(133)	(277)
Accounts payable	(52)	304
Other assets and liabilities, net	(53)	(287)
Cash provided by operating activities	343	209
Investing Activities
Capital expenditures	(241)	(251)
Proceeds from sales of property and businesses, net of cash divested	—	15
Acquisitions of property and businesses, net of cash acquired	—	5
Purchases of investments	(17)	—
Other investing activities, net	(1)	2
Cash used for investing activities	(259)	(229)
Financing Activities
Changes in short-term borrowings	—	254
Purchases of common stock	—	(375)
Proceeds from issuance of Company stock	12	83
Employee taxes paid for share-based payment arrangements	(26)	(22)
Distributions to noncontrolling interests	(34)	(18)
Dividends paid to stockholders	(165)	(169)
Cash transferred to IFF and subsequent adjustments	—	(11)
Cash used for financing activities	(213)	(258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(25)
Decrease in cash, cash equivalents and restricted cash	(136)	(303)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	3,772	2,037
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	39
Cash, cash equivalents and restricted cash at beginning of period	3,772	2,076
Cash, cash equivalents and restricted cash from continuing operations, end of period	3,636	1,734
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	39
Cash, cash equivalents and restricted cash at end of period	$3,636	$1,773
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2023 and 2022

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	488	—	—	20	508
Other comprehensive loss	—	—	—	(261)	—	(7)	(268)
Dividends ($0.33 per common share)	—	(169)	—	—	—	—	(169)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	(1)	—	—	—	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(18)	(18)
Purchases of treasury stock	—	—	—	—	(375)	—	(375)
Retirement of treasury stock	—	—	(375)	—	375	—	—
Other	—	—	(22)		—	1	(21)
Balance at March 31, 2022	$5	$49,487	$(23,096)	$(220)	$—	$615	$26,791

Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	257	—	—	8	265
Other comprehensive income	—	—	—	74	—	1	75
Dividends ($0.36 per common share)	—	(165)	—	—	—	—	(165)
Common stock issued/sold	—	12	—	—	—	—	12
Stock-based compensation	—	(9)	—	—	—	—	(9)
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Other	—	(2)	1	—	—	1	—
Balance at March 31, 2023	$5	$48,256	$(20,807)	$(717)	$—	$424	$27,161
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should also be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, collectively referred to as the "2022 Annual Report." The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

M&M Transaction
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). As of March 31, 2023, the Company anticipates a closing date for the sale of Delrin® by the end of 2023. The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results.

The financial position of DuPont as of March 31, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three months ended March 31, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three months ended March 31, 2022, present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 3 for more information.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
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

The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The disclosures around rollforward information will be implemented as required for the year-ended December 31, 2024. See Note 12 for more information.

NOTE 3 - ACQUISITIONS AND DIVESTITURES
Mobility & Materials Divestitures
The results of operations for the three months ended March 31, 2023, represents the Delrin® business comparatively, at March 31, 2022, the results of operations are related to both M&M Businesses. The following table summarizes the results of operations of the M&M Businesses are presented as discontinued operations as summarized below:

	Three Months Ended March 31,
In millions	2023	2022
Net sales	$147	$1,042
Cost of sales	84	782
Research and development expenses	1	15
Selling, general and administrative expenses	—	51
Amortization of intangibles	—	28
Acquisition, integration and separation costs [1]	54	96
Equity in earnings of nonconsolidated affiliates	—	(1)
Sundry income (expense) - net	2	—
Income from discontinued operations before income taxes	10	69
Provision for (Benefit from) income taxes on discontinued operations	6	(219)
Income from discontinued operations, net of tax	4	288
Net income from discontinued operations attributable to noncontrolling interests	—	2
Gain on sale, net of tax [2]	$24	$—
Income from discontinued operations attributable to DuPont stockholders, net of tax	$28	$286
1. Balance includes costs related to the M&M Divestitures for both periods presented.
2. Balance includes adjustments for estimated assets sold with the M&M Divestiture.

The following table presents depreciation, amortization, and capital expenditures of the discontinued operations related to the M&M Businesses:

	Three Months Ended March 31,
In millions	2023	2022
Depreciation and amortization	$—	$45
Capital expenditures [1]	$10	$27
1.Total capital expenditures are presented on a cash basis.

The following table summarizes the major classes of assets and liabilities represent only those related to Delrin®, classified as held for sale presented as discontinued operations at March 31, 2023 and December 31, 2022:

In millions	March 31, 2023	December 31, 2022
Assets
Accounts and notes receivable - net	$86	$75
Inventories	121	104
Other current assets	6	6
Property, plant and equipment - net	259	256
Goodwill	405	405
Other intangible assets	341	338
Deferred income tax assets	26	36
Deferred charges and other assets	74	71
Total assets of discontinued operations	$1,318	$1,291
Liabilities
Accounts payable	$69	$78
Income taxes payable	6	—
Accrued and other current liabilities	9	8
Deferred income tax liabilities	49	53
Pension and other post employment benefits - noncurrent	1	5
Other noncurrent liabilities	2	2
Total liabilities of discontinued operations	$136	$146

During each reporting period that the Delrin® disposal group continues to be classified as held for sale, the Company assessed whether the fair value less cost to sell was less than the carrying value of each disposal group. The Company determined that the fair value less cost to sell of the Delrin® disposal unit was greater than its carrying value at March 31, 2023.

Pursuant to the Transaction Agreement, assets and liabilities related to the M&M Divestiture that could not be directly assumed by Celanese were transferred by way of indemnification between both parties. In addition, pursuant to the Transaction Agreement, DuPont indemnifies Celanese against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the transaction. At March 31, 2023 indemnified assets of $42 million are recorded within "Accounts and notes receivable, net" with the corresponding liabilities of $76 million within "Accrued and other current liabilities" and $64 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. The Company recorded no costs related to continuing operations for the three months ended March 31, 2023 and $8 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird Performance Materials ("Laird PM") and the cost related to the previously announced agreement to acquire the outstanding shares of Rogers Corporation ("Terminated Intended Rogers Acquisition"). These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations. Separation costs associated with the M&M Businesses of $54 million and $96 million for the three months ended March 31, 2023 and 2022, respectively, are reported within discontinued operations as noted above.

Other Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $(8) million and $276 million for the three months ended March 31, 2023 and 2022, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended March 31,
In millions	2023	2022
M&M Divestitures	$28	$288
Other [1]	(36)	(12)
(Loss) income from discontinued operations, net of tax	$(8)	$276
1.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva, E. I. du Pont de Nemours and Company ("EIDP") and the Company and the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company. For additional information on these matters, refer to Note 13.

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2023	2022
Industrial Solutions	$494	$500
Interconnect Solutions	331	460
Semiconductor Technologies	471	576
Electronics & Industrial	$1,296	$1,536
Safety Solutions	$676	$654
Shelter Solutions	395	422
Water Solutions	378	353
Water & Protection	$1,449	$1,429
Retained Businesses [1]	$273	$266
Other [2]	—	43
Corporate & Other	$273	$309
Total	$3,018	$3,274
1. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2. Net sales in 2022 reflected in Other primarily include activity of Biomaterials.

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2023	2022
U.S. & Canada	$1,023	$1,049
EMEA [1]	582	577
Asia Pacific [2]	1,293	1,545
Latin America	120	103
Total	$3,018	$3,274
1.Europe, Middle East and Africa.
2.Net sales attributed to China, for the three months ended March 31, 2023 and 2022 were $525 million and $707 million, respectively.

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

Revenue recognized in the first three months of 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was insignificant. Current and noncurrent deferred revenue balances in the current and comparative periods were also not material.

Contract Balances	March 31, 2023	December 31, 2022
In millions
Accounts and notes receivable - trade [1]	$1,636	$1,593
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $14 million for the three months ended March 31, 2023 and $101 million for the three months ended March 31, 2022. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $60 million at March 31, 2023 and $67 million at December 31, 2022, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity primarily consists of the following programs:

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $71 million inception-to-date, consisting of severance and related benefit costs of $68 million and asset related charges of $3 million.

Total liabilities related to the 2022 Restructuring Program were $53 million at March 31, 2023 and $57 million at December 31, 2022, respectively, recognized in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheet. The Company expects the program to be substantially complete by the end of 2023.

Equity Method Investment Impairment Related Charges
In the first quarter of 2022, a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Condensed Consolidated Balance Sheet, which triggered the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Condensed Consolidated Balance Sheet. The Company determined the fair value was less than the carrying value and concluded the impairment was other-than-temporary and recorded an impairment charge of $94 million ($65 million net of tax) in the first quarter of 2022 within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2023	2022
Non-operating pension and other post-employment benefit (costs) credits	$(2)	$7
Interest income	46	1
Net gain (loss) on divestiture and sales of other assets and investments	6	(1)
Foreign exchange losses, net	(20)	(5)
Miscellaneous (expenses) income - net	(1)	1
Sundry income (expense) - net	$29	$3

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, as defined in Note 13, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At March 31, 2023 and December 31, 2022, the Company had restricted cash of $104 million and $103 million, respectively, included within non-current “Restricted cash and cash equivalents” in the Condensed Consolidated Balance Sheets, the majority of which is attributable to the MOU cost sharing arrangement. Additional information regarding the MOU and the escrow account can be found in Note 13.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $863 million at March 31, 2023 and $951 million at December 31, 2022. Accrued payroll, which is a component of "Accrued and other current liabilities," was $194 million at March 31, 2023 and $291 million at December 31, 2022. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at March 31, 2023 and at December 31, 2022.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2023 was 23.3 percent, compared with an effective tax rate of 16.8 percent for the first quarter of 2022. The lower effective tax rate for the first quarter of 2022 principally resulted from the recognition of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million.

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net deferred tax benefit of $239 million in the first quarter of 2022 in connection with certain anticipated internal stock restructurings. These restructurings involved both legal entities within the M&M Businesses and legal entities which remained with DuPont. The aforementioned net deferred tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 3 for additional information on the M&M Divestitures.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2023 and 2022:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2023	2022
Income from continuing operations, net of tax	$273	$232
Net income from continuing operations attributable to noncontrolling interests	8	18
Income from continuing operations attributable to common stockholders	$265	$214
(Loss) income from discontinued operations, net of tax	(8)	276
Net income from discontinued operations attributable to noncontrolling interests	—	2
(Loss) income from discontinued operations attributable to common stockholders	(8)	274
Net income attributable to common stockholders	$257	$488

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.58	$0.42
(Loss) earnings from discontinued operations, net of tax	(0.02)	0.54
Earnings attributable to common stockholders [1]	$0.56	$0.95

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.58	$0.42
(Loss) earnings from discontinued operations, net of tax	(0.02)	0.53
Earnings attributable to common stockholders [1]	$0.56	$0.95

Share Count Information	Three Months Ended March 31,
Shares in millions	2023	2022
Weighted-average common shares - basic	458.8	512.0
Plus dilutive effect of equity compensation plans	1.4	1.8
Weighted-average common shares - diluted	460.2	513.8
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	2.3	2.0
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

NOTE 9 - INVENTORIES

In millions	March 31, 2023	December 31, 2022
Finished goods	$1,365	$1,299
Work in process	542	522
Raw materials	409	388
Supplies	127	120
Total inventories	$2,443	$2,329

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at March 31, 2023 and December 31, 2022 is $697 million and $686 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 5 for more information.

Sales to nonconsolidated affiliates represented approximately 2 percent of total net sales for the three months ended March 31, 2023 and less than 2 percent for the three months ended March 31, 2022. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three months ended March 31, 2023 and less than 4 percent for the three months ended March 31, 2022. The Company maintained an ownership interest in six nonconsolidated affiliates at March 31, 2023.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2023 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
Currency Translation Adjustment	21	18	1	40
Balance at March 31, 2023	$9,418	$6,674	$611	$16,703

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

As part of its annual assessment in the fourth quarter of 2022, the Company determined that the estimated fair value of one of the reporting units within Water & Protection exceeded its carrying value by approximately 10%. As of March 31, 2023, the carrying amount of goodwill within this reporting unit was $5.6 billion. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis. If the reporting unit does not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,958	$(958)	$1,000	$1,955	$(913)	$1,042
Trademarks/tradenames	906	(364)	542	906	(349)	557
Customer-related	5,477	(2,485)	2,992	5,454	(2,389)	3,065
Other	55	(27)	28	54	(27)	27
Total other intangible assets with finite lives	$8,396	$(3,834)	$4,562	$8,369	$(3,678)	$4,691
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	804	—	804	804	—	804
Total	$9,200	$(3,834)	$5,366	$9,173	$(3,678)	$5,495

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	March 31, 2023	December 31, 2022
In millions
Electronics & Industrial	$2,902	$2,976
Water & Protection	2,371	2,424
Corporate & Other	93	95
Total	$5,366	$5,495

Total estimated amortization expense for the remainder of 2023 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2023	$433
2024	$546
2025	$501
2026	$473
2027	$425
2028	$373

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. If applicable, updates have been included in the respective section below.

Long-Term Debt
Long-term debt at March 31, 2023 and December 31, 2022 was $7,807 million and $7,774 million, respectively. Included in the long-term debt balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At March 31, 2023 and December 31, 2022 this balance was $40 million and $71 million, respectively. See Note 18 for additional information.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $674 million at March 31, 2023. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $124 million at March 31, 2023. These letters of credit support commitments made in the ordinary course of business.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 110 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days’ notice.

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of March 31, 2023 and December 31, 2022 was $141 million and $127 million, respectively, and is recorded in “Accounts Payable” in the Condensed Consolidated Balance Sheets.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
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

As of March 31, 2023, the Company has recorded indemnification assets of $64 million within "Accounts and notes receivable - net" and $238 million within "Deferred charges and other assets" and indemnification liabilities of $201 million within "Accrued and other current liabilities" and $307 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above.

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

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account. The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any calendar year beginning with 2022 through and including 2028. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU.

DuPont's aggregate escrow deposits of $100 million at March 31, 2023 and December 31, 2022 are reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheet.

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

The Agreements provide that the Company and Corteva will each bear specified amounts plus an additional $200 million of Indemnifiable Losses, described below, in relation to certain EIDP Stray Liabilities. The Agreements further provide that the Company and Corteva will each bear 50 percent, $150 million each, of the first $300 million of total Indemnifiable Losses related to PFAS Stray Liabilities. When the companies meet their respective $150 million threshold, Indemnifiable Losses related to PFAS Stray Liabilities will be borne 71 percent by DuPont and 29 percent by Corteva. Indemnifiable Losses up to $150 million incurred for PFAS Stray Liabilities are credited against each company’s $200 million threshold. Based on the current rate of Qualified Spend and other PFAS related spend, it is expected that Corteva and DuPont will meet their respective $150 million threshold for PFAS Stray Liabilities in 2023.

Corteva is also expected to meet the $200 million threshold in 2023 based on the projected timing for certain remediation actions related to Non-PFAS Stray Liabilities. As a result and in accordance with the Agreements, when Corteva meets its $200 million threshold, DuPont generally will bear all Non-PFAS Stray Liabilities until meeting its $200 million threshold. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At March 31, 2023, DuPont has accrued for future Qualified Spend and Indemnifiable Losses accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	March 31, 2023	December 31, 2022	Balance Sheet Classification
Current indemnified liabilities	$62	$66	Accrued and other current liabilities
Long-term indemnified liabilities	$122	$120	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1]	$184	$186
1.As of March 31, 2023 and December 31, 2022, total indemnified liabilities accrued include $164 million and $161 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

Future charges associated with the MOU would be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EIDP settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EIDP each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. The 2017 settlement did not resolve about 100 cases subsequently brought by Leach class members.

On January 21, 2021, EIDP and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of all but one of the approximately 100 cases (the “Settlement”). The total settlement amount was $83 million in cash with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EIDP or Chemours. The personal injury case captioned “Abbott v. E. I. du Pont de Nemours and Company” was not included in the Settlement and is ongoing.

In connection with the Settlement, plaintiffs' counsel filed a motion to terminate the Ohio MDL, which was later withdrawn. Subsequent to the withdrawal, plaintiffs' counsel has filed or indicated intent to file about a dozen new cases into the Ohio MDL. DuPont was not a named party in the Leach case or the Ohio MDL and is not a named party in the Abbott case or the new cases being filed into the Ohio MDL.

As of March 31, 2023, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous firefighting foams (“AFFF”) were filed against EIDP and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation docket in federal court in South Carolina (the “SC MDL”). Since then, the SC MDL has grown and contains approximately 4,100 cases. Most of the actions in the SC MDL identify DuPont as a defendant only for fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the SC MDL contains multiple types of lawsuits including, but not limited to, personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

The court has selected a water provider case, City of Stuart, Florida v. 3M Company, et al., as the first case to proceed to trial. Trial is scheduled for June 5, 2023. The plaintiffs in the City of Stuart case have dismissed the fraudulent transfer claims against DuPont. The court has encouraged all parties to discuss resolution of the water provider category of cases, and on October 26, 2022 appointed a mediator to facilitate discussions among and between the parties. Consistent with the court's instructions and under the mutual obligation of the MOU, Chemours, Corteva/EIDP and DuPont, together, are engaged with plaintiffs’ counsel and the court-appointed mediator on the water provider cases. It is reasonably possible that such mediation discussions could result in a settlement and, therefore a loss to the Company which could be significant in the period recognized. At this time, the Company is unable to reasonably estimate a possible loss or range of loss, if any. Furthermore, there can be no guarantee that the mediation discussions will result in a settlement of the water provider cases.

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

In April 2021, an historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. The court has indicated that it expects to make declaration determinations in the second half of this year.

On March 24, 2023, the Cape Fear Public Utility Authority (“CFPUA”) filed a lawsuit in Delaware Chancery Court against EIDP, Chemours, Corteva, and DuPont alleging that the companies engaged in a series of corporate restructurings in order to evade PFAS liabilities. CFPUA asks for the court to unwind the Chemours spin off; the DowDuPont merger and subsequent separations; to find that DuPont and Corteva have assumed PFAS liabilities from EIDP and Chemours; to enjoin the defendants from distributing, transferring, capitalizing, or disposing of any proceeds from the sale of any business, segment, division or asset; and to impose a constructive trust over any such proceeds.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of March 31, 2023, the Company has liabilities of $16 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2023, the Company had accrued obligations of $297 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	March 31, 2023	December 31, 2022	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$41	$41	$112

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	83	48	86
MOU related obligations (discussed above) [3]	172	173	59
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$297	$263	$259
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 14 - LEASES
The lease cost for operating leases were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Operating lease costs	$29	$27

Operating cash flows from operating leases were $27 million for the three months ended March 31, 2023 and 2022, respectively.

New operating lease assets and liabilities entered into during the three months ended March 31, 2023 and 2022 were $18 million and $12 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets [1]	$422	$426
Current operating lease liabilities [2]	89	90
Noncurrent operating lease liabilities [3]	332	333
Total operating lease liabilities	$421	$423
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

Lease Term and Discount Rate for Operating Leases	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.4	8.1
Weighted average discount rate	2.78%	2.76%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2023	Operating Leases
In millions
Remainder of 2023	$76
2024	86
2025	64
2026	47
2027	37
2028 and thereafter	172
Total lease payments	$482
Less: Interest	61
Present value of lease liabilities	$421

The Company has leases in which it is the lessor. In connection with the N&B Transaction and the M&M Divestiture, DuPont entered into leasing agreements with IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's Condensed Consolidated Balance Sheet or interim Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

NOTE 15 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties. DuPont paid an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The remaining $650 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR transaction, less an agreed upon discount. The ASR transaction is being funded with cash on hand and is expected to be completed in the third quarter 2023.

For the three months ended March 31, 2023, there were no purchases of the Company's common stock. At March 31, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchases under the $5B Share Buyback Program repurchase authorization. Any additional repurchases under the $5B Share Buyback program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2023 and 2022:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(265)	(6)	11	(260)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(265)	$(7)	$11	$(261)
Balance at March 31, 2022	$(353)	$66	$67	$(220)
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive income (loss) before reclassifications	81	(1)	(3)	77
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive income (loss)	$81	$(4)	$(3)	$74
Balance at March 31, 2023	$(887)	$56	$114	$(717)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not significant for the three months ended March 31, 2023 and 2022.

NOTE 16 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2022 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended March 31,
In millions	2023	2022
Service cost [1]	$9	$12
Interest cost [2]	24	14
Expected return on plan assets [3]	(23)	(27)
Amortization of prior service credit [4]	(1)	(1)
Amortization of unrecognized net loss [5]	—	1
Curtailment/settlement [6]	(1)	—
Net periodic benefit costs (credits) - Total	$8	$(1)
Less: Net periodic benefit credits - Discontinued operations	(2)	(3)
Net periodic benefit costs - Continuing operations	$10	$2
1. The service cost from continuing operations was $8 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, for significant plans.
2. The interest cost from continuing operations was $23 million and $13 million for the three months ended March 31, 2023 and 2022, respectively, for significant plans.
3. The expected return on plan assets from continuing operations was $19 million and $21 million for the three months ended March 31, 2023 and 2022, respectively, for significant plans.
4. The amortization of prior service credit from continuing operations was $1 million and immaterial for the three months ended March 31, 2023 and 2022, respectively, for significant plans.
5. The amortization of unrecognized net gain from continuing operations was immaterial for the three months ended March 31, 2023, and a $1 million net loss for the three months ended March 31, 2022, for significant plans.
6. The curtailment and settlement gain from continuing operations was $1 million for the three months ended March 31, 2023, and an immaterial loss for the three months ended March 31, 2022, for significant plans.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $55 million by year-end 2023, including plans held in discontinued operations.

NOTE 17 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2022 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 17 million shares of common stock are available for award as of March 31, 2023.

DuPont recognized share-based compensation expense in continuing operations of $16 million and $19 million for the three months ended March 31, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 18 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2023 and December 31, 2022:

Fair Value of Financial Instruments	March 31, 2023				December 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$1,492	$—	$—	$1,492	$2,198	$—	$—	$2,198
Restricted cash equivalents [1]	$111	$—	$—	$111	$110	$—	$—	$110
Marketable securities	$1,319	$—	$—	$1,319	$1,302	$—	$—	$1,302
Total cash and restricted cash equivalents and marketable securities	$2,922	$—	$—	$2,922	$3,610	$—	$—	$3,610
Long-term debt including debt due within one year	$(8,147)	$58	$(76)	$(8,165)	$(8,145)	$227	$(58)	$(7,976)
Derivatives relating to:
Net investment hedge [2]	—	145	—	145	—	149	—	149
Foreign currency [3,4]	—	12	(10)	2	—	10	(35)	(25)
Interest rate swap agreements [5]	—	—	(40)	(40)	—	—	(71)	(71)
Total derivatives	$—	$157	$(50)	$107	$—	$159	$(106)	$53
1.At March 31, 2023 there was $7 million of restricted cash classified as "Prepaid and other current assets" and $104 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2022 there was $7 million of restricted cash classified as "Prepaid and other current assets" and $103 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheet. See Note 6 for more information on restricted cash.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2023	December 31, 2022
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$648	$476
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

The interest rate swaps are carried at fair value. Fair value hedge accounting has been applied and thus, changes in the fair value of these swaps and changes in the fair value of the related hedged portion of long-term debt will be presented and will net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $19 million and $29 million for the three months ended March 31, 2023 and 2022, respectively. The income statement effects of other derivatives were immaterial.

NOTE 19 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at March 31, 2023	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$1,603
Marketable securities [2]	1,319
Derivatives relating to: [3]
Net investment hedge	145
Foreign currency contracts [4]	30
Total assets at fair value	$3,097
Liabilities at fair value:
Long-term debt including debt due within one year [5]	$8,165
Derivatives relating to: [3]
Interest rate swap agreements	40
Foreign currency contracts [4]	28
Total liabilities at fair value	$8,233
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. Time deposits classified as held to maturity, with maturities of greater than three months and less than twelve months at time of acquisition, which are recorded at amortized cost which approximates fair value.
3. See Note 18 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
4. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $18 million for both assets and liabilities as of March 31, 2023.
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
2. Time deposits classified as held to maturity, with maturities of greater than three months and less than twelve months at time of acquisition, which are recorded at amortized cost which approximates fair value.
3. See Note 18 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
4. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts were $17 million for both assets and liabilities as of December 31, 2022.
5. Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Fair Value Measurements on a Nonrecurring Basis
In the first quarter of 2022, the Company recorded an impairment charge related to equity method investments within Electronics & Industrial. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 5 for further discussion.

NOTE 20 - SEGMENTS AND GEOGRAPHIC REGIONS
The historical Mobility & Materials segment costs that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company will no longer incur upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestiture, and for which it will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding costs related to activities "Future Reimbursable Indirect Costs", and adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Segment Information	Electronics. & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three months ended March 31, 2023
Net sales	$1,296	$1,449	$273	$3,018
Operating EBITDA [2]	$362	$344	$8	$714
Equity in earnings of nonconsolidated affiliates	$5	$10	$—	$15
Three months ended March 31, 2022
Net sales	$1,536	$1,429	$309	$3,274
Operating EBITDA [2]	$476	$341	$1	$818
Equity in earnings of nonconsolidated affiliates	$10	$14	$2	$26
1.Corporate & Other includes activities of the Retained Businesses and Biomaterials prior to its May 2022 divestiture.
2.A reconciliation of "Income (loss) from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended March 31, 2023 and 2022		Three Months Ended March 31,
In millions		2023	2022
Income from continuing operations, net of tax		$273	$232
+	Provision for income taxes on continuing operations	83	47
Income from continuing operations before income taxes		$356	$279
+	Depreciation and amortization	277	297
-	Interest income [1]	46	1
+	Interest expense	95	118
-	Non-operating pension/OPEB benefit (costs) credits [1]	(2)	7
-	Foreign exchange losses, net [1]	(20)	(5)
+	Future reimbursable indirect costs	2	16
-	Significant items charge	(8)	(111)
Operating EBITDA		$714	$818
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	(9)	—	(5)	(14)
Gain on divestiture [2]	7	—	(1)	6
Total	$(2)	$—	$(6)	$(8)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Three Months Ended March 31, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(1)	$—	$(7)	$(8)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Terminated Intended Rogers Acquisition financing fees [4]	—	—	(2)	(2)
Total	$(96)	$(3)	$(12)	$(111)
1. Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM and the Intended Rogers Acquisition.
2. Includes restructuring actions and asset related charges. See Note 5 for additional information.
3. Relates to an impairment of an equity method investment. See Note 5 for additional information.
4. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense".

NOTE 21 - SUBSEQUENT EVENTS
Proposed Spectrum Acquisition
On May 2, 2023, the Company announced that it had entered into a definitive agreement to acquire Spectrum Plastics Group (“Spectrum”) from AEA Investors for $1.75 billion, $1.72 billion net purchase price after certain tax attributes (the “Proposed Spectrum Acquisition”). The Proposed Spectrum Acquisition is expected to close by the end of the third quarter of 2023, subject to regulatory approvals and other customary closing conditions, and will be part of the Electronic & Industrials segment. The Company intends to pay for the acquisition from existing cash balances.

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

As of March 31, 2023, the Company has $6.6 billion of working capital and approximately $4.8 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). As of March 31, 2023, the Company anticipates a closing date for the sale of Delrin® by the end of 2023. The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results.

The financial position of DuPont as of March 31, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three months ended March 31, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three months ended March 31, 2022, present the financial results of the M&M Businesses as discontinued operations. The cash flows and comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Cash Flows and interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 3 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
In the first quarter 2023, DuPont continued to experience the impact of adverse macroeconomic factors including an inflationary environment and demand declines in consumer facing markets, including China. The ultimate extent to which these macroeconomic factors will continue to impact DuPont's results is not known.

Dividends
On February 6, 2023, the Board of Directors declared a first quarter 2023 dividend of $0.36 per share, which was paid on March 15, 2023, to shareholders of record on February 28, 2023.

On April 19, 2023, the Company announced that its Board declared a second quarter dividend of $0.36 per share payable on June 15, 2023, to shareholders of record on May 31, 2023.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2023	2022
Net sales	$3,018	$3,274

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2023
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	2%	(2)%	(15)%	(1)%	(16)%
Water & Protection	6	(3)	(2)	—	1
Corporate & Other [1]	5	(3)	—	(14)	(12)
Total	4%	(3)%	(7)%	(2)%	(8)%
U.S. & Canada	6%	—%	(5)%	(3)%	(2)%
EMEA [2]	5	(4)	—	—	1
Asia Pacific	3	(4)	(13)	(2)	(16)
Latin America	3	—	14	—	17
Total	4%	(3)%	(7)%	(2)%	(8)%
1.Corporate & Other includes activities of the Retained Businesses, Biomaterials and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2023 of $3.0 billion, down 8 percent from $3.3 billion for the three months ended March 31, 2022, due to a 7 percent decrease in volume, a 3 percent unfavorable currency impact, and a 2 percent decrease in portfolio actions, partially offset by a 4 percent increase in local price and product mix. Volume decrease was driven by Electronics & Industrial (down 15 percent). Currency was down 3 percent compared with the same period last year, driven by EMEA (down 4 percent) and Asia Pacific (down 4 percent). Portfolio and other changes decreased by 2 percent driven by declines within Corporate & Other (down 14 percent) primarily due to the sale of Biomaterials in May 2022. Local price and product mix increase was driven by Water & Protection (up 6 percent) Corporate & Other (up 5 percent) and Electronics & Industrial (up 2 percent). Local price and product mix increased across all regions.

Cost of Sales
Cost of sales was $2.0 billion for the three months ended March 31, 2023, down slightly from $2.1 billion for the three months ended March 31, 2022. Cost of sales decreased for the three months ended March 31, 2023 primarily due to decreased sales volume and currency impacts, primarily within the Asia Pacific and EMEA regions, partially offset by higher raw material costs globally.

Cost of sales as a percentage of net sales for the three months ended March 31, 2023 was 66 percent compared with 64 percent for the three months ended March 31, 2022.

Research and Development Expenses ("R&D")
R&D expenses totaled $127 million in the first quarter of 2023, down from $143 million in the first quarter of 2022. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended March 31, 2023 and 2022.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $340 million in the first quarter of 2023, down from $389 million in the first quarter of 2022. SG&A as a percentage of net sales was fairly consistent period over period at 11 percent and 12 percent for the three months ended March 31, 2023 and 2022, respectively.

Amortization of Intangibles
Amortization of intangibles was $147 million in the first quarter of 2023, down from $153 million in the first quarter of 2022. The decrease for the three months ended March 31, 2023 as compared with the same period of the prior year was primarily due to currency fluctuations.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $14 million in the first quarter of 2023, down from $101 million in the first quarter of 2022. The activity in the first quarter of 2023 is primarily related to the 2022 Restructuring Program. The charges in the first quarter of 2022 include a $94 million impairment charge of an equity method investment and a $7 million charge related to the 2021 Restructuring Actions.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs, primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded no costs related to continuing operations for the three months ended March 31, 2023 and recorded costs of $8 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, these costs were primarily associated with the execution of activities related to strategic initiatives including the acquisition of Laird PM and the now terminated previously announced agreement to acquire the outstanding shares of Rogers Corporation ("Terminated Intended Rogers Acquisition").

See Note 3 to the interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $15 million in the first quarter of 2023, down from $26 million in the first quarter of 2022. The decrease for the three months ended March 31, 2023 compared to 2022 is primarily due to lower equity earnings across the portfolio.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the first quarter of 2023 was income of $29 million compared with income of $3 million in the first quarter of 2022. The first quarter of 2023 primarily related to a benefits related to the finalization of a gain on sale of a business of $6 million, interest income of $46 million, partially offset by foreign currency exchange losses of $20 million. The first quarter of 2022 included income related to non-operating pension and other post-employment benefit credits of $7 million, partially offset by foreign currency exchange losses of $5 million.

Interest Expense
Interest expense was $95 million and $120 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in interest expense is primarily due to the redemption of $2.5 billion fixed-rate long-term senior unsecured notes due 2023 in November 2022.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2023 was 23.3 percent, compared with an effective tax rate of 16.8 percent for the first quarter of 2022. The lower effective tax rate for the first quarter of 2022 principally the resulted of a $94 million impairment charge on an equity method investment which resulted in a tax benefit of $29 million.

SEGMENT RESULTS
Effective February 2022, the revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the M&M Divestitures. Effective with the signing of the Transaction Agreement, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively reflected for all periods presented.

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

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, and adjusted for significant items. Reconciliations of these measures can be found in Note 20 to the interim Consolidated Financial Statements.

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

Electronics & Industrial	Three Months Ended
In millions	March 31, 2023	March 31, 2022
Net sales	$1,296	$1,536
Operating EBITDA	$362	$476
Equity earnings	$5	$10

Electronics & Industrial	Three Months Ended
Percentage change from prior year	March 31, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	2%
Currency	(2)
Volume	(15)
Portfolio & other	(1)
Total	(16)%

Electronics & Industrial net sales were $1,296 million for the three months ended March 31, 2023, down 16 percent from $1,536 million for the three months ended March 31, 2022. Net sales decreased due to a 15 percent volume decline, 2 percent unfavorable currency impact, and a 1 percent decrease in portfolio, partially offset by a 2 percent increase in local price. Volume declines in Interconnect Solutions related to decreased consumer spending on consumer electronics, channel inventory destocking and slower recovery in China. Volume declines in Semiconductor Technologies were driven by reduced semiconductor fab utilization rates and channel inventory destocking. Within Industrial Solutions, volume gains in aerospace and healthcare industrial-end markets were partially offset by lower demand in printing and packaging end-markets, as well as weakness in display and LED applications.

Operating EBITDA was $362 million for the three months ended March 31, 2023, down 24 percent compared with $476 million for the three months ended March 31, 2022, primarily due to volume declines.

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

Water & Protection	Three Months Ended
In millions	March 31, 2023	March 31, 2022
Net sales	$1,449	$1,429
Operating EBITDA	$344	$341
Equity earnings	$10	$14

Water & Protection	Three Months Ended
Percentage change from prior year	March 31, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	6%
Currency	(3)
Volume	(2)
Portfolio & other	—
Total	1%

Water & Protection net sales were $1,449 million for the three months ended March 31, 2023, up 1 percent from $1,429 million for the three months ended March 31, 2022. Net sales increased due to a 6 percent increase in local price, partially offset by a 3 percent unfavorable currency impact, and a 2 percent decline in volume. Portfolio remained flat. Local price & product mix gains are the result of broad-based actions taken in 2022 across all lines of business to offset cost inflation. Volume gains in Water Solutions are due to continued strong demand within Reverse Osmosis and Ultrafiltration and volume gains in Safety Solutions primarily within Kevlar, were more than offset by volume declines in construction markets impacting all businesses within Shelter Solutions.

Operating EBITDA was $344 million for the three months ended March 31, 2023, up 1 percent compared with $341 million for the three months ended March 31, 2022 driven by pricing gains which were mostly offset by higher raw material and energy costs, lower volumes and unfavorable currency impacts.

CORPORATE AND OTHER
Corporate & Other includes sales and activity of the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, (the "Retained Businesses"). The results of Corporate & Other for the three months ended March 31, 2022 also includes the sales and activity of the Biomaterials business through its divestiture in May 2022. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. Related to the M&M Divestitures, Corporate & Other includes Future Reimbursable Indirect Costs.

Corporate & Other	Three Months Ended
In millions	March 31, 2023	March 31, 2022
Net sales	$273	$309
Operating EBITDA	$8	$1
Equity earnings	$—	$2

Corporate & Other net sales were $273 million for the three months ended March 31, 2023, down from $309 million for the three months ended March 31, 2022. Net sales primarily decreased due to the divestiture of the Biomaterials business, partially offset by an increase in the net sales of the Retained Businesses.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2022 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2023.

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

In millions	March 31, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$4,844	$4,964
Total debt	$8,107	$8,074

The Company's cash, cash equivalents and marketable securities at March 31, 2023 and December 31, 2022 were $4.8 billion and $5.0 billion, respectively, of which $1.1 billion at March 31, 2023 and $1.2 billion at December 31, 2022 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to operating cash flows during the period, partly offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at March 31, 2023 and December 31, 2022 was approximately $8.1 billion. The slight increase was primarily due to the changes in the fair value of interest rate swaps designated as fair value hedges.

As of March 31, 2023, the Company is contractually obligated to make future cash payments of $8.2 billion and $5.3 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $300 million will be due in the next twelve months, and the remainder will be due subsequent to March 31, 2024. Related to interest, $408 million will be due in the next twelve months, and the remainder will be due subsequent to March 31, 2024.

Revolving Credit Facilities
In April 2023, the Company's $1 billion 364-day revolving credit facility expired. The Company is in the process standing a new $1 billion 364-day revolving credit facility with an expected effective date in May 2023.

Commercial Paper
In April 2022, DuPont downsized its authorized commercial paper program from $3.0 billion to $2.5 billion (the “DuPont Commercial Paper Program”). At March 31, 2023 the Company had no commercial paper outstanding.

Proposed Spectrum Acquisition
On May 2, 2023, the Company announced that it had entered into a definitive agreement to acquire Spectrum Plastics Group (“Spectrum”) from AEA Investors for $1.75 billion, $1.72 billion net purchase price after certain tax attributes (the “Proposed Spectrum Acquisition”). The Proposed Spectrum Acquisition is expected to close by the end of the third quarter of 2023, subject to regulatory approvals and other customary closing conditions, and will be part of the Electronic & Industrials segment. The Company intends to pay for the acquisition from existing cash balances.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At April 30, 2023, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2022 $1B Revolving Credit Facilities contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2023, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2023	March 31, 2022
Cash provided by (used for):
Operating activities	$343	$209
Investing activities	$(259)	$(229)
Financing activities	$(213)	$(258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(7)	$(25)

Cash Flows from Operating Activities
In the first three months of 2023, cash provided by operating activities was $343 million, compared with $209 million in the same period last year. The increase in cash provided by operating activities is primarily due to the release of cash from accounts and notes receivable, inventory and other assets and liabilities partially offset by lower net income and cash used by accounts payable.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	March 31, 2023	December 31, 2022
In millions (except ratio)
Current assets	$9,882	$9,979
Current liabilities	3,270	3,587
Net working capital	$6,612	$6,392
Current ratio	3.02:1	2.78:1
1.Net working capital has been presented to exclude the assets and liabilities related to the Delrin Divestiture. The assets and liabilities related to the Delrin Divestiture are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows from Investing Activities
In the first three months of 2023, cash used for investing activities was $259 million, compared with cash used for investing activities of $229 million in the first three months of 2022. The increase in cash used for investing activities is primarily attributable to an increase in cash used in the purchases of investments and the absence of cash proceeds from the sale of businesses.

Cash Flows from Financing Activities
In the first three months of 2023, cash used for financing activities was $213 million compared with cash used for financing activities of $258 million in the same period last year. The decrease in cash used for financing activities is primarily attributable to the decrease in cash used for purchases common stock partially offset by the decrease in cash provided by short-term borrowings and proceeds from issuance of Company stock.

Dividends
On February 6, 2023, the Board of Directors declared a first quarter 2023 dividend of $0.36 per share, paid on March 15, 2023, to shareholders of record on February 28, 2023.

On April 19, 2023, the Company announced that its Board declared a second quarter dividend of $0.36 per share payable on June 15, 2023, to shareholders of record on May 31, 2023.

Share Buyback Programs
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties. DuPont paid an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The remaining $650 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR transaction, less an agreed upon discount. The ASR transaction is being funded with cash on hand and is expected to be completed in the third quarter 2023.

For the three months ended March 31, 2023, there were no purchases of the Company's common stock. At March 31, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchases under the $5B Share Buyback Program repurchase authorization. Any additional repurchases under the $5B Share Buyback program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $55 million by year-end 2023 to pension and other post-employment benefit plans, including plans held in discontinued operations. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). As a result in the fourth quarter 2022, the Company recorded pre-tax restructuring charges of $71 million inception to date, comprised of $68 million of severance and related benefit costs and $3 million of asset related charges. At March 31, 2023, total liabilities related to the 2022 Restructuring Program were $53 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheet.

See Note 5 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 18 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2022 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2023, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

New Jersey Directive PFAS
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont, EIDP, and certain DuPont subsidiaries. NJDEP’s allegations relate to former operations of EIDP involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historical uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.”

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
For the three months ended March 31, 2023, there were no purchases of the Company’s common stock. At March 31, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchase under the $5B Share Buyback Program repurchase authorization.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed March 30, 2023.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: May 3, 2023

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware