Form 10-Q
period 2023-06-30
DuPont de Nemours, Inc.
filed 2023-08-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(302) 295-5783
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

The registrant had 459,061,017 shares of common stock, $0.01 par value, outstanding at July 31, 2023.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2023

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the possibility that the Company may fail to realize the anticipated benefits of the $5 billion share repurchase program announced on November 8, 2022 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2024; (ii) risks and uncertainties related to the settlement agreement concerning PFAS liabilities reached June 2023 with plaintiff water utilities by Chemours, Corteva, EIDP and DuPont, including timing of court approval and the level of opt-outs from the settlement (iii) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals; (iv) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures and other portfolio changes actions and impact of changes in relevant tax and other laws; (v) indemnification of certain legacy liabilities; (vi) failure to timely close on anticipated terms (or at all), realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio changes; (vii) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs, related to operational and supply chain impacts or disruptions, which may result from, among other events, pandemics and responsive actions; timing and recovery from demand declines in consumer-facing markets, including in China; and geo-political and weather related events; (viii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (ix) risks from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology impacting the semiconductor business; (x) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (xi) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2023	2022	2023	2022
Net sales	$3,094	$3,322	$6,112	$6,596
Cost of sales	2,030	2,149	4,013	4,259
Research and development expenses	125	141	252	284
Selling, general and administrative expenses	358	385	698	774
Amortization of intangibles	146	148	293	301
Restructuring and asset related charges - net	17	—	31	101
Acquisition, integration and separation costs	6	13	6	21
Equity in earnings of nonconsolidated affiliates	14	20	29	46
Sundry income (expense) - net	28	94	57	97
Interest expense	98	122	193	242
Income from continuing operations before income taxes	$356	$478	$712	$757
Provision for income taxes on continuing operations	87	113	170	160
Income from continuing operations, net of tax	$269	$365	$542	$597
(Loss) income from discontinued operations, net of tax	(386)	430	(394)	706
Net (loss) income	$(117)	$795	$148	$1,303
Net income attributable to noncontrolling interests	14	8	22	28
Net (loss) income available for DuPont common stockholders	$(131)	$787	$126	$1,275

Per common share data:
Earnings per common share from continuing operations - basic	$0.56	$0.71	$1.13	$1.12
(Loss) earnings per common share from discontinued operations - basic	(0.84)	0.85	(0.86)	1.38
(Loss) earnings per common share - basic	$(0.29)	$1.56	$0.27	$2.51
Earnings per common share from continuing operations - diluted	$0.55	$0.71	$1.13	$1.12
(Loss) earnings per common share from discontinued operations - diluted	(0.84)	0.85	(0.86)	1.38
(Loss) earnings per common share - diluted	$(0.28)	$1.55	$0.27	$2.50

Weighted-average common shares outstanding - basic	459.2	505.4	459.0	508.7
Weighted-average common shares outstanding - diluted	460.3	506.3	460.2	510.2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2023	2022	2023	2022
Net (loss) income	$(117)	$795	$148	$1,303
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(159)	(693)	(77)	(965)
Pension and other post-employment benefit plans	(6)	(1)	(10)	(8)
Derivative instruments	(18)	56	(21)	67
Total other comprehensive loss	$(183)	$(638)	$(108)	$(906)
Comprehensive (loss) income	$(300)	$157	$40	$397
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	4	(5)	13	8
Comprehensive (loss) income attributable to DuPont	$(304)	$162	$27	$389
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$4,885	$3,662
Marketable securities	—	1,302
Restricted cash and cash equivalents	111	7
Accounts and notes receivable - net	2,315	2,518
Inventories	2,341	2,329
Prepaid and other current assets	160	161
Assets of discontinued operations	1,315	1,291
Total current assets	$11,127	$11,270
Property, plant and equipment - net of accumulated depreciation (June 30, 2023 - $4,663; December 31, 2022 - $4,448)	5,701	5,731
Other Assets
Goodwill	16,643	16,663
Other intangible assets	5,190	5,495
Restricted cash and cash equivalents - noncurrent	—	103
Investments and noncurrent receivables	757	733
Deferred income tax assets	112	109
Deferred charges and other assets	1,267	1,251
Total other assets	$23,969	$24,354
Total Assets	$40,797	$41,355
Liabilities and Equity
Current Liabilities
Short-term borrowings	$300	$300
Accounts payable	1,768	2,103
Income taxes payable	135	233
Accrued and other current liabilities	1,401	951
Liabilities of discontinued operations	135	146
Total current liabilities	$3,739	$3,733
Long-Term Debt	7,775	7,774
Other Noncurrent Liabilities
Deferred income tax liabilities	1,028	1,158
Pension and other post-employment benefits - noncurrent	529	522
Other noncurrent obligations	1,173	1,151
Total other noncurrent liabilities	$2,730	$2,831
Total Liabilities	$14,244	$14,338
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2023: 459,026,579 shares; 2022: 458,124,262 shares)	5	5
Additional paid-in capital	47,946	48,420
Accumulated deficit	(20,938)	(21,065)
Accumulated other comprehensive loss	(890)	(791)
Total DuPont stockholders' equity	$26,123	$26,569
Noncontrolling interests	430	448
Total equity	$26,553	$27,017
Total Liabilities and Equity	$40,797	$41,355
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2023	2022
Operating Activities
Net income	$148	$1,303
(Loss) income from discontinued operations	(394)	706
Net income from continuing operations	$542	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	578
Credit for deferred income tax and other tax related items	(25)	(59)
Earnings of nonconsolidated affiliates in excess of dividends received	(21)	(10)
Net periodic benefit costs	15	2
Periodic benefit plan contributions	(35)	(34)
Net gain on sales of assets, businesses and investments	(8)	(69)
Restructuring and asset related charges - net	31	101
Other net loss	70	19
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	86	(178)
Inventories	(35)	(287)
Accounts payable	(125)	96
Other assets and liabilities, net	(249)	(270)
Cash provided by operating activities - continuing operations	$805	$486
Investing Activities
Capital expenditures	(355)	(347)
Proceeds from sales of property and businesses, net of cash divested	—	300
Purchases of investments	(32)	(15)
Proceeds from sales and maturities of investments	1,334	—
Other investing activities, net	4	11
Cash provided by (used for) investing activities - continuing operations	$951	$(51)
Financing Activities
Changes in short-term borrowings	—	511
Purchases of common stock	—	(875)
Proceeds from issuance of Company stock	12	83
Employee taxes paid for share-based payment arrangements	(24)	(23)
Distributions to noncontrolling interests	(34)	(15)
Dividends paid to stockholders	(330)	(335)
Other financing activities, net	(1)	(4)
Cash used for financing activities - continuing operations	$(377)	$(658)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(107)	(191)
Cash used for investing activities - discontinued operations	(19)	(39)
Cash used for financing activities - discontinued operations	—	(16)
Cash used in discontinued operations	$(126)	$(246)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(78)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,224	$(547)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	3,772	2,037
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	39
Cash, cash equivalents and restricted cash at beginning of period	$3,772	$2,076
Cash, cash equivalents and restricted cash from continuing operations, end of period	4,996	1,500
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	29
Cash, cash equivalents and restricted cash at end of period	$4,996	$1,529
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2023 and 2022

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	1,275	—	—	28	1,303
Other comprehensive loss	—	—	—	(886)	—	(20)	(906)
Dividends ($0.99 per common share)	—	(500)	—	—	—	—	(500)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	19	—	—	—	—	19
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(875)	—	(875)
Retirement of treasury stock	—	—	(875)	—	875	—	—
Other	—	—	(21)		—	2	(19)
Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137

Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	126	—	—	22	148
Other comprehensive loss	—	—	—	(99)	—	(9)	(108)
Dividends ($1.08 per common share)	—	(495)	—	—	—	—	(495)
Common stock issued/sold	—	12	—	—	—	—	12
Stock-based compensation	—	10	—	—	—	—	10
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Other	—	(1)	1	—	—	3	3
Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2023 and 2022

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2022	$5	$49,487	$(23,096)	$(220)	$—	$615	$26,791
Net income	—	—	787	—	—	8	795
Other comprehensive loss	—	—	—	(625)	—	(13)	(638)
Dividends ($0.66 per common share)	—	(331)	—	—	—	—	(331)
Stock-based compensation	—	20	—	—	—	—	20
Distributions to non-controlling interests	—	—	—	—	—	(2)	(2)
Purchases of treasury stock	—	—	—	—	(500)	—	(500)
Retirement of treasury stock	—	—	(500)	—	500	—	—
Other	—	—	1	—	—	1	2
Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137

Balance at March 31, 2023	$5	$48,256	$(20,807)	$(717)	$—	$424	$27,161
Net (loss) income	—	—	(131)	—	—	14	(117)
Other comprehensive loss	—	—	—	(173)	—	(10)	(183)
Dividends ($0.72 per common share)	—	(330)	—	—	—	—	(330)
Stock-based compensation	—	19	—	—	—	—	19
Other	—	1	—	—	—	2	3
Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553
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

Beginning in the second quarter of 2023, the Company has segregated the cash flows from discontinued operations from the cash flows from continuing operations in accordance with ASC 230, Statement of Cash Flows. The interim Consolidated Statements of Cash Flows have been recast for all periods to reflect the change in presentation.

M&M Transaction
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). As of June 30, 2023, the Company anticipates a closing date for the sale of Delrin® around year-end 2023. The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results.

The financial position of DuPont as of June 30, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three and six months ended June 30, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three and six months ended June 30, 2022, present the financial results of the M&M Businesses as discontinued operations. For the six months ended June 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations. The interim Consolidated Statements of Cash Flows for the six months ended June 30, 2022, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 for more information.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The disclosures around rollforward information will be implemented as required for the year-ended December 31, 2024. See Note 13 for more information.

NOTE 3 - ACQUISITIONS
Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). See Note 22 for further discussion.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, and other professional advisory fees. The Company recorded $6 million and $13 million in costs for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded costs of $6 million and $21 million, respectively. For the three and six months ended June 30, 2023, these costs were primarily associated with the Proposed Spectrum Acquisition. Comparatively, for the three and six months ended June 30, 2022, these costs were primarily associated with the divestiture of the Biomaterials business unit and the costs related to the terminated agreement to acquire the outstanding shares of Rogers Corporation, ("Terminated Intended Rogers Acquisition"). These costs are recorded within "Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations.

Separation costs associated with the M&M Businesses of $46 million and $126 million for the three months ended June 30, 2023 and 2022, respectively, and $100 million and $222 million for the six months ended June 30, 2023 and 2022, respectively, are reported within discontinued operations.

NOTE 4 - DIVESTITURES
Mobility & Materials Divestitures
The results of operations for the three and six months ended June 30, 2023, represent the Delrin® business comparatively, at June 30, 2022, the results of operations are related to both M&M Businesses. The following table summarizes the results of operations of the M&M Businesses which are presented as discontinued operations as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$142	$1,070	$289	$2,112
Cost of sales	92	804	176	1,586
Research and development expenses	1	14	2	29
Selling, general and administrative expenses	1	34	1	85
Amortization of intangibles	—	—	—	28
Acquisition, integration and separation costs [1]	46	126	100	222
Equity in earnings of nonconsolidated affiliates	—	(1)	—	(2)
Sundry income (expense) - net	3	(7)	5	(7)
Income from discontinued operations before income taxes	$5	$84	$15	$153
Provision for (benefit from) income taxes on discontinued operations	1	(409)	7	(628)
Income from discontinued operations, net of tax	$4	$493	$8	$781
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	2
(Loss) gain on sale, net of tax	$(2)	$—	$22	$—
Income from discontinued operations attributable to DuPont stockholders, net of tax	$2	$493	$30	$779
1. Balance includes costs related to the M&M Divestitures for both periods presented.

The following table summarizes the major classes of assets and liabilities which represent only those related to Delrin®, classified as held for sale presented as discontinued operations at June 30, 2023 and December 31, 2022:

In millions	June 30, 2023	December 31, 2022
Assets
Accounts and notes receivable - net	$77	$75
Inventories	116	104
Other current assets	5	6
Property, plant and equipment - net	268	256
Goodwill	405	405
Other intangible assets	341	338
Deferred income tax assets	25	36
Deferred charges and other assets	78	71
Total assets of discontinued operations	$1,315	$1,291
Liabilities
Accounts payable	$64	$78
Income taxes payable	7	—
Accrued and other current liabilities	7	8
Deferred income tax liabilities	54	53
Pension and other post employment benefits - noncurrent	1	5
Other noncurrent liabilities	2	2
Total liabilities of discontinued operations	$135	$146

During each reporting period that the Delrin® disposal group continues to be classified as held for sale, the Company assessed whether the fair value less cost to sell was less than the carrying value of the disposal group. The Company determined that the fair value less cost to sell of the Delrin® disposal unit was greater than its carrying value at June 30, 2023.

Pursuant to the Transaction Agreement, assets and liabilities related to the M&M Divestiture that could not be directly assumed by Celanese were transferred by way of indemnification between both parties. In addition, pursuant to the Transaction Agreement, DuPont indemnifies Celanese against certain litigation, environmental, workers' compensation and other liabilities that arose prior to the transaction. At June 30, 2023 indemnified assets of $11 million are recorded within "Accounts and notes receivable, net" with the corresponding liabilities of $82 million within "Accrued and other current liabilities" and $30 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax of $386 million and income of $430 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $394 million and income of $706 million for the six months ended June 30, 2023 and 2022, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
M&M Divestitures	$2	$493	$30	$781
MOU Activity [1]	(371)	(50)	(376)	(56)
Other [2]	(17)	(13)	(48)	(19)
(Loss) income from discontinued operations, net of tax	$(386)	$430	$(394)	$706
1.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company. The three and six months ended June 30, 2023 includes a charge related to a settlement. Refer to Note 14 for additional information.
2.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP"). For additional information on these matters, refer to Note 14.

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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Industrial Solutions	$500	$503	$994	$1,003
Interconnect Solutions	353	465	684	925
Semiconductor Technologies	459	559	930	1,135
Electronics & Industrial	$1,312	$1,527	$2,608	$3,063
Safety Solutions	$683	$663	$1,359	$1,317
Shelter Solutions	422	487	817	909
Water Solutions	389	347	767	700
Water & Protection	$1,494	$1,497	$2,943	$2,926
Retained Businesses [1]	$288	$266	$561	$532
Other [2]	—	32	—	75
Corporate & Other	$288	$298	$561	$607
Total	$3,094	$3,322	$6,112	$6,596
1. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2. Net sales in 2022 reflected in Other primarily include activity of Biomaterials prior to its May 2022 divestiture.

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
U.S. & Canada	$1,045	$1,095	$2,068	$2,144
EMEA [1]	585	565	1,167	1,142
Asia Pacific [2]	1,350	1,553	2,643	3,098
Latin America	114	109	234	212
Total	$3,094	$3,322	$6,112	$6,596
1.Europe, Middle East and Africa.
2.Net sales attributed to China, for the three months ended June 30, 2023 and 2022 were $581 million and $724 million, respectively, while for the six months ended months ended June 30, 2023 and 2022 net sales attributed to China were $1,106 million and $1,431 million respectively.

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

Revenue recognized in the first six months of 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	June 30, 2023	December 31, 2022
In millions
Accounts and notes receivable - trade [1]	$1,615	$1,593
Deferred revenue - current [2]	$5	$11
Deferred revenue - noncurrent [3]	$15	$8
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $17 million and $31 million for the three and six months ended June 30, 2023, and zero and $101 million for the three and six months ended June 30, 2022. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $55 million at June 30, 2023 and $67 million at December 31, 2022, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity primarily consists of the following program:

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $86 million inception-to-date, consisting of severance and related benefit costs of $76 million and asset related charges of $10 million.

Total liabilities related to the 2022 Restructuring Program were $49 million at June 30, 2023 and $57 million at December 31, 2022, respectively, recognized in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2023.

Equity Method Investment Impairment Related Charges
In the first quarter of 2022, a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Condensed Consolidated Balance Sheets, which triggered the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Condensed Consolidated Balance Sheets. The Company determined the fair value was less than the carrying value and concluded the impairment was other-than-temporary and recorded an impairment charge of $94 million ($65 million net of tax) in the first quarter of 2022 within “Restructuring and asset related charges - net” in the interim Consolidated Statements of Operations related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment included within “Assets of discontinued operations.”

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Non-operating pension and other post-employment benefit (costs) credits	$(2)	$6	$(4)	$13
Interest income	52	2	98	3
Net gain on divestiture and sales of other assets and investments [1]	2	70	8	69
Foreign exchange (losses) gains, net	(28)	9	(48)	4
Miscellaneous income - net	4	7	3	8
Sundry income (expense) - net	$28	$94	$57	$97
1.The three and six months ended June 30, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and $37 million related to the sale of a land use right within the Water & Protection segment.

Cash, Cash Equivalents and Restricted Cash
In connection with the cost sharing arrangement entered into as part of the MOU, as defined in Note 14, the Company is contractually obligated to make deposits into an escrow account to address potential future PFAS costs. At June 30, 2023 and December 31, 2022 the Company had restricted cash of $111 million and $7 million, respectively, within “Restricted cash and cash equivalents” and for the same periods zero and $103 million, respectively, within the “Restricted cash and cash equivalents - noncurrent” in the Condensed Consolidated Balance Sheets. The majority of these balances are attributable to the MOU cost sharing agreement. Additional information regarding the MOU and the escrow account can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $1,401 million at June 30, 2023 and $951 million at December 31, 2022. "Accrued and other current liabilities" at June 30, 2023 includes approximately $400 million related to a settlement agreement further discussed in Note 14. Accrued payroll, which is a component of "Accrued and other current liabilities," was $200 million at June 30, 2023 and $291 million at December 31, 2022. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2023 and at December 31, 2022.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2023 was 24.4 percent, compared with an effective tax rate of 23.6 percent for the second quarter of 2022. The effective tax rate differential for the second quarter of 2023 was due primarily to the geographic mix of earnings offset by the U.S. taxation of foreign operations. The effective tax rate differential for the second quarter of 2022 was principally the result of a $9 million tax expense due to a change in valuation allowance associated with forecasted U.S. branch foreign tax credit utilization. For the first six months of 2023, the effective tax rate on continuing operations was 23.9 percent, compared with 21.1 percent for the first six months of 2022. The effective tax rate for the first six months of 2023 was primarily due to a geographic mix of earnings. The lower effective tax rate for the first six months of 2022 principally resulted from the recognition of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million.

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net deferred tax benefit of $428 million and $667 million for the three and six months ended June 30, 2022, in connection with certain internal restructurings. These restructurings involved both legal entities within the M&M Businesses and legal entities which remained with DuPont, and in certain instances relied upon legal entity valuations. The aforementioned net deferred tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2023 and 2022:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Income from continuing operations, net of tax	$269	$365	$542	$597
Net income from continuing operations attributable to noncontrolling interests	14	8	22	26
Income from continuing operations attributable to common stockholders	$255	$357	$520	$571
(Loss) income from discontinued operations, net of tax	(386)	430	(394)	706
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	2
(Loss) income from discontinued operations attributable to common stockholders	$(386)	$430	$(394)	$704
Net (loss) income attributable to common stockholders	$(131)	$787	$126	$1,275

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2023	2022	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.56	$0.71	$1.13	$1.12
(Loss) earnings from discontinued operations, net of tax	(0.84)	0.85	(0.86)	1.38
(Loss) earnings attributable to common stockholders [1]	$(0.29)	$1.56	$0.27	$2.51

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2023	2022	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.55	$0.71	$1.13	$1.12
(Loss) earnings from discontinued operations, net of tax	(0.84)	0.85	(0.86)	1.38
(Loss) earnings attributable to common stockholders [1]	$(0.28)	$1.55	$0.27	$2.50

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2023	2022	2023	2022
Weighted-average common shares - basic	459.2	505.4	459.0	508.7
Plus dilutive effect of equity compensation plans	1.1	0.9	1.2	1.5
Weighted-average common shares - diluted	460.3	506.3	460.2	510.2
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	3.0	4.3	2.6	3.0
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

NOTE 10 - INVENTORIES

In millions	June 30, 2023	December 31, 2022
Finished goods	$1,311	$1,299
Work in process	518	522
Raw materials	387	388
Supplies	125	120
Total inventories	$2,341	$2,329

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at June 30, 2023 and December 31, 2022 is $707 million and $686 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

Sales to nonconsolidated affiliates represented approximately 2 percent of total net sales for the three and six months ended June 30, 2023 and less than 2 percent for the three and six months ended June 30, 2022. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three and six months ended June 30, 2023 and approximately 3 percent for the three and six months ended June 30, 2022. The Company maintained an ownership interest in six nonconsolidated affiliates at June 30, 2023.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2023 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
Currency translation adjustment	(42)	19	3	(20)
Balance at June 30, 2023	$9,355	$6,675	$613	$16,643

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

As part of its annual assessment in the fourth quarter of 2022, the Company determined that the estimated fair value of one of the reporting units within Water & Protection exceeded its carrying value by approximately 10%. As of June 30, 2023, the carrying amount of goodwill within this reporting unit was $5.6 billion. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis. If the reporting unit does not perform to expected levels or there are adverse changes in certain macroeconomic factors, the related goodwill may be at risk for impairment in the future.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,950	$(1,001)	$949	$1,955	$(913)	$1,042
Trademarks/tradenames	906	(380)	526	906	(349)	557
Customer-related	5,421	(2,536)	2,885	5,454	(2,389)	3,065
Other	54	(28)	26	54	(27)	27
Total other intangible assets with finite lives	$8,331	$(3,945)	$4,386	$8,369	$(3,678)	$4,691
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,135	$(3,945)	$5,190	$9,173	$(3,678)	$5,495

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2023	December 31, 2022
In millions
Electronics & Industrial	$2,784	$2,976
Water & Protection	2,314	2,424
Corporate & Other	92	95
Total	$5,190	$5,495

Total estimated amortization expense for the remainder of 2023 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2023	$284
2024	$543
2025	$497
2026	$470
2027	$422
2028	$371

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. If applicable, updates have been included in the respective section below.

Long-Term Debt
Long-term debt at June 30, 2023 and December 31, 2022 was $7,775 million and $7,774 million, respectively. Included in the long-term debt balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At June 30, 2023 and December 31, 2022 this balance was $72 million and $71 million, respectively. See Note 19 for additional information.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $734 million at June 30, 2023. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $110 million at June 30, 2023. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility").

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

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of June 30, 2023 and December 31, 2022 was $137 million and $127 million, respectively, and is recorded in “Accounts Payable” in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2023, the Company has recorded indemnification assets of $28 million within "Accounts and notes receivable - net" and $239 million within "Deferred charges and other assets" and indemnification liabilities of $237 million within "Accrued and other current liabilities" and $268 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, as of June 30, 2023 the Company has recognized a liability of $400 million related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At June 30, 2023, the Company had paid Qualified Spend of approximately $110 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged, subject in each case to certain exceptions set forth in the MOU.

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

DuPont's aggregate MOU escrow deposits of $100 million, not including interest, at June 30, 2023 are reflected in "Restricted cash and cash equivalents" and at December 31, 2022 are reflected in "Restricted cash and cash equivalents - noncurrent"on the Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva will each bear specified amounts plus an additional $200 million of Indemnifiable Losses, described below, in relation to certain EIDP Stray Liabilities. The Agreements further provide that the Company and Corteva will each bear 50 percent, $150 million each, of the first $300 million of total Indemnifiable Losses related to PFAS Stray Liabilities. When the companies meet their respective $150 million threshold, Indemnifiable Losses related to PFAS Stray Liabilities will be borne 71 percent by DuPont and 29 percent by Corteva. Indemnifiable Losses up to $150 million incurred for PFAS Stray Liabilities are credited against each company’s $200 million threshold. Corteva and DuPont have met their respective $150 million threshold for PFAS Stray Liabilities. As a result and in accordance with the Agreement, DuPont is bearing 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities. At June 30, 2023, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities according.

Since Corteva has met its $150 million threshold for PFAS Stray Liabilities and in the second quarter 2023, reached aggregate spend of $50 million for Indemnifiable Losses related to non-PFAS Stray Liabilities, Corteva has met the $200 million threshold. As a result and in accordance with the Agreements, DuPont now is generally responsible for managing the Non-PFAS Stray liabilities and until DuPont meets its $200 million threshold, is bearing all Indemnifiable Losses associated with Non-PFAS Stray Liabilities. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At June 30, 2023, DuPont has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	Jun 30, 2023	Dec 31, 2022	Balance Sheet Classification
Current indemnified liabilities	$76	$66	Accrued and other current liabilities
Long-term indemnified liabilities	124	120	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1]	$200	$186
1.As of June 30, 2023 and December 31, 2022, total indemnified liabilities accrued include $152 million and $161 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

In addition to the above, as of June 30, 2023, the Company has recognized a liability of $400 million related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

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

As of June 30, 2023, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”). The AFFF MDL is captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation and is pending in the United States District Court for the District of South Carolina, (the “Court”). Since then, the AFFF MDL has grown and contains approximately 4,600 cases. Most of the actions in the AFFF MDL identify DuPont as a defendant only for fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the AFFF MDL contains multiple types of lawsuits including, but not limited to, personal injury cases, state attorneys general natural resource damages cases, and water provider contamination cases. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

On June 30, 2023, Chemours, Corteva, EIDP and DuPont entered a definitive agreement to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, including but not limited to water systems that are part of the AFFF MDL related to the use of aqueous film-forming foam, (the “Water District Settlement Agreement”). The defined class is composed of all Public Water Systems, as defined in 42 U.S.C § 300f, with a current detection of PFAS and all Public Water Systems, that are currently required to monitor for PFAS under the EPA’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law. The matter captioned City of Stuart, Florida v. 3M Company, et al.is included in the settlement. The class does not include water systems owned and operated by a State or the United States government; small systems that have not detected PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, the impact is not estimable at this time.

The Water District Settlement Agreement addresses, among other things, the timing and logistics of the settlement payment and conditions under which the settlement might not proceed. The parties have agreed that the conditions to termination will include a walk-away right that enables Chemours, Corteva and DuPont to terminate the settlement if class member opt outs exceed specified confidential levels.

The total settlement amount is $1.185 billion in cash, which Chemours, Corteva and DuPont will collectively contribute to a Qualified Settlement Fund (the “Water District Settlement Fund”). The amount that each of the companies will contribute to the water district fund was determined in accordance with the MOU with Chemours contributing 50 percent (about $592 million), and DuPont (about $400 million) and Corteva (about $193 million) together contributing the remaining 50 percent. The parties expect to utilize the MOU escrow account balance, currently reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets, among other sources, to make their respective contributions to the Water District Settlement Fund.

On July 10, 2023, the Water District Settlement Agreement was submitted to the Court for preliminary approval together with a motion seeking certification of the proposed settlement class. The Companies expect preliminary approval within two months of the submission date and will fund the settlement in full and deposit the settlement amount into the Water District Settlement Fund within 10 business days of such approval. Final Court approval of the settlement is expected around six months after preliminary approval is received. As part of the approval process, the Court will establish a timetable for notice to class members, for hearings on approval, and for class members to opt out of the settlement. A court-appointed claims administrator, under the oversight of a court-appointed special master, will be responsible for the management, allocation, and distribution of the Water District Settlement Fund. Class counsel, subject to the Companies’ consent, will nominate the persons who, if approved by the Court, will serve as claims administrator and special master.

At June 30, 2023, DuPont has recorded a liability of about $400 million in connection with the Water District Settlement Agreement, included in "Accrued and other current liabilities" within the Condensed Consolidated Balance Sheets. The $400 million pre-tax charge is recorded in discontinued operations for the quarter ended June 30, 2023.

There are also state attorneys general lawsuits against DuPont, outside of the AFFF MDL. These also claim environmental contamination by certain PFAS compounds but distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU; accordingly, DuPont paid $12.5 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million funded 50 percent by Chemours and 50 percent by Corteva and DuPont, jointly, under certain circumstances which are not deemed probable.

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. The declarations are expected to be determined by the Court in the second half of this year.

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

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of June 30, 2023, the Company has liabilities of $15 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2023, the Company had accrued obligations of $291 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	Jun 30, 2023	Dec 31, 2022	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$41	$41	$116

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	88	48	214
MOU related obligations (discussed above) [3]	161	173	50
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$291	$263	$382
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

NOTE 15 - LEASES
The lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Operating lease costs	$29	$28	$58	$55

Operating cash flows from operating leases were $55 million and $56 million for the six months ended June 30, 2023 and 2022, respectively.

New operating lease assets and liabilities entered into during the six months ended June 30, 2023 and 2022 were $78 million and $59 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets [1]	$454	$426
Current operating lease liabilities [2]	92	90
Noncurrent operating lease liabilities [3]	361	333
Total operating lease liabilities	$453	$423
1.Included in "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate for Operating Leases	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.3	8.1
Weighted average discount rate	3.09%	2.76%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2023	Operating Leases
In millions
Remainder of 2023	$55
2024	96
2025	72
2026	56
2027	45
2028 and thereafter	195
Total lease payments	$519
Less: Interest	66
Present value of lease liabilities	$453

The Company has leases in which it is the lessor. In connection with the N&B Transaction and the M&M Divestiture, DuPont entered into leasing agreements with IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's Condensed Consolidated Balance Sheets or interim Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

NOTE 16 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties. DuPont paid an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The remaining $650 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR transaction, less an agreed upon discount. The ASR transaction was funded with cash on hand and is expected to be completed in the third quarter 2023.

For the six months ended June 30, 2023, there were no purchases of the Company's common stock. At June 30, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchases under the $5B Share Buyback Program repurchase authorization. Any additional repurchases under the $5B Share Buyback program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2023 and 2022:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(945)	(7)	67	(885)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(945)	$(8)	$67	$(886)
Balance at June 30, 2022	$(1,033)	$65	$123	$(845)
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive loss before reclassifications	(68)	(5)	(21)	(94)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	—	(5)
Net other comprehensive loss	$(68)	$(10)	$(21)	$(99)
Balance at June 30, 2023	$(1,036)	$50	$96	$(890)

The tax effects on the net activity related to each component of other comprehensive income (loss) were not significant for the three months ended June 30, 2023 and 2022.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2022 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Service cost [1]	$4	$11	$13	$23
Interest cost [2]	25	13	49	27
Expected return on plan assets [3]	(24)	(25)	(47)	(52)
Amortization of prior service credit [4]	—	(2)	(1)	(3)
Amortization of unrecognized net (gain) loss [5]	(1)	—	(1)	1
Curtailment/settlement [6]	(1)	1	(2)	1
Net periodic benefit costs (credits) - Total	$3	$(2)	$11	$(3)
Less: Net periodic benefit credits - Discontinued operations	(2)	(2)	(4)	(5)
Net periodic benefit costs - Continuing operations	$5	$—	$15	$2
1. The service cost for significant plans from continuing operations was $3 million and $11 million for the three and six months ended June 30, 2023, respectively, compared with $6 million and $15 million for the three and six months ended June 30, 2022, respectively.
2. The interest cost for significant plans from continuing operations was $23 million and $46 million for the three and six months ended June 30, 2023, respectively, compared with $11 million and $24 million for the three and six months ended June 30, 2022, respectively.
3. The expected return on plan assets for significant plans from continuing operations was $19 million and $38 million for the three and six months ended June 30, 2023, respectively, compared with $17 million and $38 million for the three and six months ended June 30, 2022, respectively.
4. The amortization of prior service credit for significant plans from continuing operations was less than a million and $1 million for the three and six months ended June 30, 2023, respectively, compared with $2 million for the three and six months ended June 30, 2022.
5. The amortization of unrecognized net gain for significant plans from continuing operations was $1 million for the three and six months ended June 30, 2023, compared with a net loss of $1 million and $2 million for the three and six months ended June 30, 2022, respectively.
6. The curtailment and settlement gain for significant plans from continuing operations was $1 million and $2 million for the three and six months ended June 30, 2023, respectively, compared with a loss of $1 million for the three and six months ended June 30, 2022.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $35 million by year-end 2023, including plans held in discontinued operations.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2022 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 16 million shares of common stock are available for award as of June 30, 2023.

DuPont recognized share-based compensation expense in continuing operations of $17 million and $19 million for the three months ended June 30, 2023 and 2022, respectively, and $33 million and $38 million for the six months ended June 30, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million for both the three months ended June 30, 2023 and 2022, respectively, and $7 million and $8 million for the six months ended June 30, 2023 and 2022, respectively.

In the second quarter of 2023, the Company granted 0.9 million RSUs and 0.3 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $64.20 per RSU and $66.88 per PSU.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2023 and December 31, 2022:

Fair Value of Financial Instruments	June 30, 2023				December 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$3,159	$—	$—	$3,159	$2,198	$—	$—	$2,198
Restricted cash equivalents [1]	111	—	—	111	110	—	—	110
Marketable securities	—	—	—	—	1,302	—	—	1,302
Total cash and restricted cash equivalents and marketable securities	$3,270	$—	$—	$3,270	$3,610	$—	$—	$3,610
Long-term debt including debt due within one year	$(8,147)	$123	$(98)	$(8,122)	$(8,145)	$227	$(58)	$(7,976)
Derivatives relating to:
Net investment hedge [2]	$—	$123	$—	$123	$—	$149	$—	$149
Foreign currency [3,4]	—	2	(24)	(22)	—	10	(35)	(25)
Interest rate swap agreements [5]	—	—	(72)	(72)	—	—	(71)	(71)
Total derivatives	$—	$125	$(96)	$29	$—	$159	$(106)	$53
1.At June 30, 2023 there was $111 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2022 there was $7 million of restricted cash classified as "Restricted cash and cash equivalents" and $103 million classified as "Restricted cash and cash equivalents - noncurrent" in the Condensed Consolidated Balance Sheets. See Note 7 for more information on restricted cash.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2023	December 31, 2022
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$464	$476
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $55 million and $20 million for the three months ended June 30, 2023 and 2022, respectively. There was a loss of $74 million and $49 million for the six months ended June 30, 2023 and 2022, respectively. The income statement effects of other derivatives were immaterial.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at June 30, 2023	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$3,270
Derivatives relating to: [2]
Net investment hedge	123
Foreign currency contracts [3]	10
Total assets at fair value	$3,403
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$8,122
Derivatives relating to: [3]
Interest rate swap agreements	72
Foreign currency contracts [3]	32
Total liabilities at fair value	$8,226
1. Time deposits and money market funds included in "Cash and cash equivalents" and money market funds included in "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 19 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $8 million and zero respectively, for both assets and liabilities as of June 30, 2023.
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
1. Treasury bills, time deposits, and money market funds included in "Cash and cash equivalents" and money market funds included in "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. Time deposits classified as held to maturity, with maturities of greater than three months and less than twelve months at time of acquisition, which are recorded at amortized cost which approximates fair value.
3. See Note 19 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
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

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
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

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three months ended June 30, 2023
Net sales	$1,312	$1,494	$288	$3,094
Operating EBITDA [2]	$349	$368	$21	$738
Equity in earnings of nonconsolidated affiliates	$3	$11	$—	$14
Three months ended June 30, 2022
Net sales	$1,527	$1,497	$298	$3,322
Operating EBITDA [2]	$480	$348	$1	$829
Equity in earnings of nonconsolidated affiliates	$9	$8	$3	$20
Six months ended June 30, 2023
Net sales	$2,608	$2,943	$561	$6,112
Operating EBITDA [2]	$711	$712	$29	$1,452
Equity in earnings of nonconsolidated affiliates	$8	$21	$—	$29
Six months ended June 30, 2022
Net sales	$3,063	$2,926	$607	$6,596
Operating EBITDA [2]	$956	$689	$2	$1,647
Equity in earnings of nonconsolidated affiliates	$19	$22	$5	$46
1.Corporate & Other includes activities of the Retained Businesses and Biomaterials prior to its May 2022 divestiture.
2.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2023 and 2022		Three Months Ended June 30,
In millions		2023	2022
Income from continuing operations, net of tax		$269	$365
+	Provision for income taxes on continuing operations	87	113
Income from continuing operations before income taxes		$356	$478
+	Depreciation and amortization	282	281
-	Interest income [1]	52	2
+	Interest expense	98	120
-	Non-operating pension/OPEB benefit (costs) credits [1]	(2)	6
-	Foreign exchange (losses) gains, net [1]	(28)	9
+	Future reimbursable indirect costs	2	15
-	Significant items charge	(22)	48
Operating EBITDA		$738	$829
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Six Months Ended June 30, 2023 and 2022		Six Months Ended June 30,
In millions		2023	2022
Income from continuing operations, net of tax		$542	$597
+	Provision for income taxes on continuing operations	170	160
Income from continuing operations before income taxes		$712	$757
+	Depreciation and amortization	559	578
-	Interest income [1]	98	3
+	Interest expense	193	238
-	Non-operating pension/OPEB benefit (costs) credits [1]	(4)	13
-	Foreign exchange (losses) gains, net [1]	(48)	4
+	Future reimbursable indirect costs	4	31
-	Significant items charge	(30)	(63)
Operating EBITDA		$1,452	$1,647
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(6)	$—	$—	$(6)
Restructuring and asset related charges - net [2]	(13)	1	(5)	(17)
Gain on divestiture [3]	—	1	—	1
Total	$(19)	$2	$(5)	$(22)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Three Months Ended June 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(13)	$(13)
Gain on divestiture [2]	—	37	26	63
Terminated Intended Rogers Acquisition financing fees [3]	—	—	(2)	(2)
Total	$—	$37	$11	$48
1. Acquisition, integration and separation costs related to strategic initiatives including the Terminated Intended Rogers Acquisition.
2. Reflected in "Sundry income (expense) - net."
3. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense".

Significant Items by Segment for the Six Months Ended June 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(6)	$—	$—	$(6)
Restructuring and asset related charges - net [2]	(22)	1	(10)	(31)
Gain on divestiture [3]	7	1	(1)	7
Total	$(21)	$2	$(11)	$(30)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Six Months Ended June 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(21)	$(21)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	26	63
Terminated Intended Rogers Acquisition financing fees [5]	—	—	(4)	(4)
Total	$(95)	$34	$(2)	$(63)
1. Acquisition, integration and separation costs related to strategic initiatives including the Terminated Intended Rogers Acquisition.
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

NOTE 22 - SUBSEQUENT EVENTS
Spectrum Plastics Group
On August 1, 2023, DuPont completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (“Spectrum Acquisition”) for consideration of approximately $1.75 billion, $1.72 billion net purchase price after certain tax attributes. Spectrum will be part of the Electronics & Industrial segment.

The Company will apply the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” to the Spectrum Acquisition which requires that the Spectrum assets acquired and liabilities assumed be recognized on the Company’s balance sheet at their respective fair values as of the acquisition date. The Company expects to complete the preliminary purchase price allocation for the business combination during the third quarter of 2023. Due to the timing of the acquisition, as of the date of issuance of these interim Consolidated Financial Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Spectrum assets acquired and liabilities assumed.

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

As of June 30, 2023, the Company has $6.2 billion of working capital and approximately $4.9 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). As of June 30, 2023, the Company anticipates a closing date for the sale of Delrin® around year-end 2023. The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results.

The financial position of DuPont as of June 30, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three and six months ended June 30, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three and six months ended June 30, 2022, present the financial results of the M&M Businesses as discontinued operations. For the six months ended June 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The interim Consolidated Statements of Cash Flows for the six months ended June 30, 2022, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
In the second quarter 2023, DuPont continued to experience the impact of macroeconomic factors including continued demand declines and destocking in consumer facing markets, including China. The ultimate extent to which these macroeconomic factors will continue to impact DuPont's results is not known.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors for $1.75 billion, $1.72 billion net purchase price after certain tax attributes (the “Spectrum Acquisition”). The Spectrum Acquisition will be part of the Electronics & Industrial segment.

Dividends
On June 27, 2023, the Board of Directors declared a third quarter 2023 dividend of $0.36 per share, payable on September 15, 2023, to shareholders of record on July 31, 2023.

On April 19, 2023, the Company announced that its Board of Directors declared a second quarter dividend of $0.36 per share which was paid on June 15, 2023, to shareholders of record on May 31, 2023.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$3,094	$3,322	$6,112	$6,596

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	—%	(1)%	(12)%	(1)%	(14)%	1%	(2)%	(13)%	(1)%	(15)%
Water & Protection	5	(1)	(4)	—	—	6	(2)	(3)	—	1
Corporate & Other [1]	—	(1)	9	(11)	(3)	3	(2)	4	(13)	(8)
Total	2%	(1)%	(6)%	(2)%	(7)%	3%	(2)%	(7)%	(1)%	(7)%
U.S. & Canada	4%	—%	(7)%	(2)%	(5)%	5%	(1)%	(6)%	(2)%	(4)%
EMEA [2]	4	—	—	—	4	5	(2)	—	(1)	2
Asia Pacific	1	(3)	(9)	(2)	(13)	2	(3)	(12)	(2)	(15)
Latin America	1	1	3	—	5	2	—	8	—	10
Total	2%	(1)%	(6)%	(2)%	(7)%	3%	(2)%	(7)%	(1)%	(7)%
1.Corporate & Other includes activities of the Retained Businesses, Biomaterials and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2023 of $3.1 billion, down 7 percent from $3.3 billion for the three months ended June 30, 2022, due to a 6 percent decrease in volume, a 1 percent unfavorable currency impact, and a 2 percent decrease in portfolio actions, partially offset by a 2 percent increase in local price and product mix. Volume decreases in Electronics & Industrial (down 12 percent) and Water & Protection (down 4 percent) were slightly offset by Corporate & Other (up 9 percent). Local price and product mix increase was driven by Water & Protection (up 5 percent). Local price and product mix increased across all regions. Portfolio and other changes decreased by 2 percent driven by declines within Corporate & Other (down 11 percent) and Electronics & Industrial (down 1 percent). The decline in Corporate & Other is due to the prior year sale of the Biomaterials business unit. Currency was down 1 percent compared with the same period last year, driven by Asia Pacific (down 3 percent) partially offset by Latin America (up 1 percent).

Net sales for the six months ended June 30, 2023 of $6.1 billion, down 7 percent from $6.6 billion for the six months ended June 30, 2022, due to a 7 percent decrease in volume, a 2 percent unfavorable currency impact, and a 1 percent decrease in portfolio actions, partially offset by a 3 percent increase in local price and product mix. Volume decreases in Electronics & Industrial (down 13 percent) and Water & Protection (down 3 percent) were slightly offset by Corporate & Other (up 4 percent). Local price and product mix increase was driven by Water & Protection (up 6 percent), Corporate & Other (up 3 percent) and Electronics & Industrial (up 1 percent). Local price and product mix increased across all regions. Portfolio and other changes were driven by declines within Electronics & Industrial (down 1 percent). Currency was down 2 percent compared with the same period last year, driven by Asia Pacific (down 3 percent) and EMEA (down 2 percent).

Cost of Sales
Cost of sales was $2.0 billion for the three months ended June 30, 2023, down slightly from $2.1 billion for the three months ended June 30, 2022. Cost of sales decreased for the three months ended June 30, 2023 primarily due to decreased sales volume, primarily within Asia Pacific, the impact of reduced production rates and currency impacts.

Cost of sales as a percentage of net sales for the three months ended June 30, 2023 was 66 percent compared with 65 percent for the three months ended June 30, 2022.

For the six months ended June 30, 2023, cost of sales was $4.0 billion, down slightly from $4.3 billion for the six months ended June 30, 2022. Cost of sales decreased for the six months ended June 30, 2023 primarily due to decreased sales volume, primarily within Asia Pacific, the impact of reduced production rates and currency impacts.

Cost of sales as a percentage of net sales for the six months ended June 30, 2023 was 66 percent compared with 65 percent for the six months ended June 30, 2022.

Research and Development Expenses ("R&D")
R&D expenses totaled $125 million in the second quarter of 2023, down from $141 million in the second quarter of 2022. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended June 30, 2023 and 2022.

For the first six months of 2023, R&D expenses totaled $252 million down from $284 million in the first six months of 2022. R&D as a percentage of net sales was consistent period over period at 4 percent for the six months ended June 30, 2023 and 2022.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $358 million in the second quarter of 2023, down from $385 million in the second quarter of 2022. SG&A as a percentage of net sales was consistent period over period at 12 percent for the three months ended June 30, 2023 and 2022.

For the first six months of 2023, SG&A expenses were $698 million down from $774 million in the first six months of 2022. SG&A as a percentage of net sales was relatively consistent period over period at 11 percent and 12 percent for the six months ended June 30, 2023 and 2022, respectively. The decrease in the percentage for the six months ended June 30, 2023 is driven by net cost reductions associated with the completion of the M&M Divestiture as well as lower personnel related expenses.

Amortization of Intangibles
Amortization of intangibles was $146 million in the second quarter of 2023, down from $148 million in the second quarter of 2022. In the first six months of 2022, amortization of intangibles was $293 million, down from $301 million in the same period of the prior year. The decrease for the three and six months ended June 30, 2023 as compared with the same period of the prior year was primarily due to currency fluctuations.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $17 million in the second quarter of 2023, up from zero charges in the second quarter of 2022. The activity in the second quarter of 2023 is primarily related to the 2022 Restructuring Program.

In the first six months of 2023, restructuring and asset related charges - net were $31 million, down from $101 million in the same period last year. The activity for the six months of 2023 is primarily related to the 2022 Restructuring Program. The activity for the first six months of 2022 includes a $94 million impairment charge related to an equity method investment.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $6 million related to continuing operations for the three months ended June 30, 2023 and recorded costs of $13 million for the three months ended June 30, 2022. In the first six months of 2023, acquisition, integration and separation costs were $6 million, down from $21 million in the same period of the prior year. For the three and six months ended June 30, 2023, these costs were- associated with the execution of activities related to strategic initiatives including the Spectrum Acquisition. Comparatively, for three and six months ended June 30, 2022, these costs were primarily associated with the now terminated agreement to acquire the outstanding shares of Rogers Corporation.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $14 million in the second quarter of 2023, down from $20 million in the second quarter of 2022. In the first six months of 2023, the Company's share of the earnings of nonconsolidated affiliates was $29 million, down from $46 million in the first six months of 2022. Earnings of equity affiliates for the three and six months ended 2022 includes a joint venture that was part of the divestiture of the Biomaterial division.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the second quarter of 2023 was income of $28 million compared with income of $94 million in the second quarter of 2022. The second quarter of 2023 primarily related to interest income of $52 million, partially offset by foreign currency exchange losses of $28 million. The second quarter of 2022 included income related to non-operating pension and other post-employment benefit credits of $6 million, foreign currency exchange gains of $9 million and net gain on the sale of the Biomaterials business unit of $26 million and $37 million related to the sale of a land use right within the Water & Protection segment.

In the first six months of 2023, sundry income (expense) - net was income of $57 million compared with income of $97 million in the first six months of 2022. The first six months of 2023 included interest income of $98 million, partially offset by foreign currency exchange losses of $48 million. The first six months of 2022 included benefits related to income related to non-operating pension and other post-employment benefit credits of $13 million, miscellaneous income of $8 million, foreign currency exchange gains of $4 million and net gain on the sale of the Biomaterials business unit of $26 million and $37 million related to the sale of a land use right within the Water & Protection segment.

Interest Expense
Interest expense was $98 million and $122 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $193 million and $242 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in interest expense from the prior year is primarily due to the redemption of $2.5 billion fixed-rate long-term senior unsecured notes due 2023 in November 2022.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2023 was 24.4 percent, compared with an effective tax rate of 23.6 percent for the second quarter of 2022. The higher effective tax rate for the second quarter of 2023 was due primarily to the geographic mix of earnings offset by the U.S. taxation of foreign operations. For the first six months of 2023, the effective tax rate on continuing operations was 23.9 percent, compared with 21.1 percent for the first six months of 2022. The effective tax rate for the first six months of 2023 was primarily due to a geographic mix of earnings. The lower effective tax rate for the first six months of 2022 principally resulted from the recognition of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million.

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

Electronics & Industrial	Three Months Ended		Six Months Ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$1,312	$1,527	$2,608	$3,063
Operating EBITDA	$349	$480	$711	$956
Equity earnings	$3	$9	$8	$19

Electronics & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2023	June 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	1%
Currency	(1)	(2)
Volume	(12)	(13)
Portfolio & other	(1)	(1)
Total	(14)%	(15)%

Electronics & Industrial net sales were $1,312 million for the three months ended June 30, 2023, down 14 percent from $1,527 million for the three months ended June 30, 2022. Net sales decreased due to a 12 percent volume decline, 1 percent unfavorable currency impact and a 1 percent decrease in portfolio. Volume declines in Semiconductor Technologies were driven by reduced semiconductor fab utilization rates due to weaker end-market demand, led by China, and channel inventory destocking. Volume declines in Interconnect Solutions related to decreased spending on consumer electronics including a slower than expected recovery in China and channel inventory destocking. Within Industrial Solutions, volume declines were driven by lower demand in printing and packaging end-markets, as well as weakness in display and LED applications, partially offset by volume gains in aerospace and automotive.

Operating EBITDA was $349 million for the three months ended June 30, 2023, down 27 percent compared with $480 million for the three months ended June 30, 2022, primarily due to volume declines and the impact of reduced production rates.

Electronics & Industrial net sales were $2,608 million for the six months ended June 30, 2023, down 15 percent from $3,063 million for the six months ended June 30, 2022. Net sales decreased due to a 13 percent volume decline, 2 percent unfavorable currency impact and a 1 percent decrease in portfolio partially offset by a 1 percent increase local price and product mix. Volume declines in Interconnect Solutions related to decreased spending on consumer electronics including a slower than expected recovery in China and channel inventory destocking. Volume declines in Semiconductor Technologies were driven by reduced semiconductor fab utilization rates due to weaker end-market demand, led by China, and channel inventory destocking. Within Industrial Solutions, volume declines were driven by lower demand in printing and packaging end-markets, as well as weakness in display and LED applications, partially offset by volume gains in aerospace, automotive and healthcare.

Operating EBITDA was $711 million for the six months ended June 30, 2023, down 26 percent compared with $956 million for the six months ended June 30, 2022, primarily due to volume declines and the impact of reduced production rates.

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

Water & Protection	Three Months Ended		Six Months Ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$1,494	$1,497	$2,943	$2,926
Operating EBITDA	$368	$348	$712	$689
Equity earnings	$11	$8	$21	$22

Water & Protection	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2023	June 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	5%	6%
Currency	(1)	(2)
Volume	(4)	(3)
Portfolio & other	—	—
Total	—%	1%

Water & Protection net sales were $1,494 million for the three months ended June 30, 2023, flat from $1,497 million for the three months ended June 30, 2022. The net sales change includes a 5 percent increase in local price, offset by a 4 percent decline in volume and a 1 percent unfavorable currency impact. Local price and product mix gains are the result of broad-based actions taken in 2022 across all lines of business to offset cost inflation. Volume declines within Shelter Solutions, driven by continued weakening in construction markets, were partially offset by volume gains in Water Solutions due to continued demand within Reverse Osmosis and Ion Exchanges Resins.

Operating EBITDA was $368 million for the three months ended June 30, 2023, up 6 percent compared with $348 million for the three months ended June 30, 2022, driven by net pricing gains, which were partially offset by lower volumes and unfavorable currency impacts.

Water & Protection net sales were $2,943 million for the six months ended June 30, 2023, up 1 percent from $2,926 million for the six months ended June 30, 2022. Net sales increased due to a 6 percent increase in local price, partially offset by a 2 percent unfavorable currency impact and a 3 percent decline in volume. Local price and product mix gains are the result of broad-based actions taken in 2022 across all lines of business to offset cost inflation. Volume declines were primarily driven by Shelter Solutions as a result of continued weakening in construction markets and within Safety Solutions due to softening demand in garments. These declines were partially offset by volume gains in Water Solutions due to continued demand within Reverse Osmosis and Ion Exchanges Resins.

Operating EBITDA was $712 million for the six months ended June 30, 2023, up 3 percent compared with $689 million for the six months ended June 30, 2022, driven by net pricing gains, which were partially offset by lower volumes and unfavorable currency impacts.

CORPORATE AND OTHER
Corporate & Other includes sales and activity of the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, (the "Retained Businesses"). The results of Corporate & Other for the three and six months ended June 30, 2022 also includes the sales and activity of the Biomaterials business unit through its divestiture in May 2022. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. Related to the M&M Divestitures, Corporate & Other includes Future Reimbursable Indirect Costs.

Corporate & Other	Three Months Ended		Six Months Ended
In millions	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$288	$298	$561	$607
Operating EBITDA	$21	$1	$29	$2
Equity earnings	$—	$3	$—	$5

Corporate & Other net sales were $288 million for the three months ended June 30, 2023, down from $298 million for the three months ended June 30, 2022. Net sales primarily decreased due to the divestiture of the Biomaterials business unit, partially offset by an increase in the net sales of the Retained Businesses.
Corporate & Other net sales were $561 million for the six months ended June 30, 2023, down from $607 million for the six months ended June 30, 2022. Net sales primarily decreased due to the divestiture of the Biomaterials business unit, partially offset by an increase in the net sales of the Retained Businesses.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2022 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2023.

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

In millions	June 30, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$4,885	$4,964
Total debt	$8,075	$8,074

The Company's cash, cash equivalents and marketable securities at June 30, 2023 and December 31, 2022 were $4.9 billion and $5.0 billion, respectively, of which $1.1 billion at June 30, 2023 and $1.2 billion at December 31, 2022 were held by subsidiaries in foreign countries, including United States territories. The decrease in cash and cash equivalents held by subsidiaries in foreign countries is due to operating cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States.

Total debt at June 30, 2023 and December 31, 2022 was essentially the same at approximately $8.1 billion.

As of June 30, 2023, the Company is contractually obligated to make future cash payments of $8.2 billion and $5.1 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $300 million will be due in the next twelve months, and the remainder will be due subsequent to June 30, 2024. Related to interest, $404 million will be due in the next twelve months, and the remainder will be due subsequent to June 30, 2024.

Water District Settlement Agreement
In accordance with the Water District Settlement Agreement, the Company will contribute about $400 million to a Qualified Settlement Fund (the “Water District Settlement Fund”). The Company expects to utilize the MOU escrow account balance of approximately $100 million, reflected in "Restricted cash and cash equivalents", and cash on hand to make our contributions to the Water District Settlement Fund.

On July 10, 2023, the Water District Settlement Agreement was submitted to the Court for preliminary approval together with a motion seeking certification of the proposed settlement class. The Court is expected to preliminarily approve the Water District Settlement Agreement within two months of the submission date. Within 10 business days of the Court's preliminary approval the Company will make its contribution to the Water District Settlement Fund. Final Court approval of the settlement is expected around six months after preliminary approval is received.

DuPont’s contribution to the Water District Settlement Fund will be reflected as "Restricted cash and cash equivalents" on the Condensed Consolidated Balance sheets at the time of funding as described above. Upon Final Court approval the settlement will be reflected as a cash outflow within cash flows from discontinued operations.

See Note 14 to the interim Consolidated Financial Statement for additional information.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility will be used for general corporate purposes.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (“Spectrum Acquisition”) for consideration of approximately $1.75 billion, $1.72 billion net purchase price after certain tax attributes. The Company utilized existing cash balances to complete the acquisition.

Share Buyback Programs
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties. DuPont paid an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The remaining $650 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR transaction, less an agreed upon discount. The ASR transaction was funded with cash on hand and will be completed in the third quarter 2023.

For the six months ended June 30, 2023, there were no purchases of the Company's common stock. At June 30, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchases under the $5B Share Buyback Program repurchase authorization. The Company intends to enter accelerated share repurchase agreements, for the repurchase of the remaining $2 billion of common stock. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At July 31, 2023, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Five-Year Revolving Credit Facility and the $1B 364-Day Revolving Credit Facilities contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2023, the Company was in compliance with this financial covenant.

Summary of Cash Flows
Beginning in the second quarter of 2023, the Company has segregated the cash flows from discontinued operations from the cash flows from continuing operations in accordance with ASC 230, Statement of Cash Flows. The interim Consolidated Statements of Cash Flows have been recast for all periods to reflect the change in presentation.

The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2023	June 30, 2022
Cash provided by (used for) from continuing operations:
Operating activities	$805	$486
Investing activities	$951	$(51)
Financing activities	$(377)	$(658)
Cash used in discontinued operations	$(126)	$(246)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(29)	$(78)

Cash Flows from Operating Activities - Continuing Operations
In the first six months of 2023, cash provided by operating activities of continuing operations was $805 million, compared with $486 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily due to the release of cash from accounts and notes receivable and a decrease in cash used for inventory and other assets and liabilities partially offset by lower net income and cash used by accounts payable.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	June 30, 2023	December 31, 2022
In millions (except ratio)
Current assets	$9,812	$9,979
Current liabilities	3,604	3,587
Net working capital	$6,208	$6,392
Current ratio	2.72:1	2.78:1
1.Net working capital has been presented to exclude the assets and liabilities related to the Delrin Divestiture. The assets and liabilities related to the Delrin Divestiture are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows from Investing Activities - Continuing Operations
In the first six months of 2023, cash provided by investing activities of continuing operations was $951 million, compared with cash used for investing activities of continuing operations of $51 million in the first six months of 2022. The increase in cash provided by investing activities of continuing operations is primarily attributable to an increase in proceeds from sales and maturities of investments partially offset by the absence of cash proceeds from the sale of businesses.

Cash Flows from Financing Activities - Continuing Operations
In the first six months of 2023, cash used for financing activities of continuing operations was $377 million compared with $658 million in the same period last year. The decrease in cash used for financing activities of continuing operations is primarily attributable to the decrease in cash used for purchases of common stock partially offset by the decrease in cash provided by short-term borrowings and proceeds from issuance of Company stock.

Cash Flows from Discontinued Operations
In the first six months of 2023, cash used from discontinued operations was $126 million compared with $246 million in the same period last year. The cash used from discontinued operations includes MOU activity, refer to Note 4 to the interim Consolidated Financial Statements for additional information. For the six months ended June 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The interim Consolidated Statements of Cash Flows for the six months ended June 30, 2022, present the financial results of the M&M Businesses as discontinued operations.

Dividends
On February 6, 2023, the Board of Directors declared a first quarter 2023 dividend of $0.36 per share, paid on March 15, 2023, to shareholders of record on February 28, 2023.

On April 19, 2023, the Board of Directors declared a second quarter 2023 dividend of $0.36 per share, paid on June 15, 2023, to shareholders of record on May 31, 2023.

On June 27, 2023, the Company announced that its Board declared a third quarter dividend of $0.36 per share payable on September 15, 2023, to shareholders of record on July 31, 2023.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $35 million by year-end 2023 to pension and other post-employment benefit plans, including plans held in discontinued operations. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). As a result in the fourth quarter 2022, the Company recorded pre-tax restructuring charges of $86 million inception to date, comprised of $76 million of severance and related benefit costs and $10 million of asset related charges. At June 30, 2023, total liabilities related to the 2022 Restructuring Program were $49 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

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

As of June 30, 2023, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
For the three months ended June 30, 2023, there were no purchases of the Company’s common stock. At June 30, 2023, $2 billion is the approximate dollar value of shares that remain authorized for repurchase under the $5B Share Buyback Program repurchase authorization.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed March 30, 2023.
10.1**†	Settlement Agreement, dated June 30, 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc. and representatives of certain U.S. public water systems as set out therein, incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 10-K filed June 30, 2023.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: August 3, 2023

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware