Form 10-Q
period 2023-09-30
DuPont de Nemours, Inc.
filed 2023-11-02
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The registrant had 430,042,492 shares of common stock, $0.01 par value, outstanding at October 31, 2023.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2023

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

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) risks and uncertainties related to the settlement agreement concerning PFAS liabilities reached June 2023 with plaintiff water utilities by Chemours, Corteva, EIDP and DuPont, including timing of court approval and the level of opt-outs from the settlement; (ii) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals; (iii) ability to achieve anticipated tax treatments in connection with mergers, acquisitions, divestitures and other portfolio changes actions and impact of changes in relevant tax and other laws; (iv) indemnification of certain legacy liabilities; (v) failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with mergers, acquisitions, divestitures and other portfolio management, productivity and infrastructure actions; (vi) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs from, among other events, pandemics and responsive actions; timing and recovery from demand declines in consumer-facing markets, including in China; adverse changes in worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions; and other factors beyond the Company's control, including inflation, recession, military conflicts, natural and other disasters or weather related events, that impact the operations of the Company, its customers and/or suppliers; (vii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (viii) risks associated with demand and market conditions in the semiconductor industry and associated end markets, including from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology; (ix) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (x) other risks to DuPont's business, operations; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2023	2022	2023	2022
Net sales	$3,058	$3,317	$9,170	$9,913
Cost of sales	1,954	2,095	5,967	6,354
Research and development expenses	128	129	380	413
Selling, general and administrative expenses	360	356	1,058	1,130
Amortization of intangibles	155	146	448	447
Restructuring and asset related charges - net	8	—	39	101
Acquisition, integration and separation costs	9	7	15	28
Equity in earnings of nonconsolidated affiliates	11	16	40	62
Sundry income (expense) - net	55	26	112	123
Interest expense	102	128	295	370
Income from continuing operations before income taxes	$408	$498	$1,120	$1,255
Provision for income taxes on continuing operations	117	139	287	299
Income from continuing operations, net of tax	$291	$359	$833	$956
Income (loss) from discontinued operations, net of tax	37	17	(357)	723
Net income	$328	$376	$476	$1,679
Net income attributable to noncontrolling interests	9	9	31	37
Net income available for DuPont common stockholders	$319	$367	$445	$1,642

Per common share data:
Earnings per common share from continuing operations - basic	$0.62	$0.69	$1.76	$1.81
Earnings (loss) per common share from discontinued operations - basic	0.08	0.05	(0.78)	1.44
Earnings per common share - basic	$0.71	$0.73	$0.97	$3.25
Earnings per common share from continuing operations - diluted	$0.62	$0.69	$1.75	$1.80
Earnings (loss) per common share from discontinued operations - diluted	0.08	0.05	(0.78)	1.44
Earnings per common share - diluted	$0.70	$0.73	$0.97	$3.24

Weighted-average common shares outstanding - basic	451.7	499.4	456.5	505.6
Weighted-average common shares outstanding - diluted	453.4	500.4	457.8	506.9
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2023	2022	2023	2022
Net income	$328	$376	$476	$1,679
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(268)	(837)	(345)	(1,802)
Pension and other post-employment benefit plans	(3)	29	(13)	21
Derivative instruments	9	42	(12)	109
Total other comprehensive loss	$(262)	$(766)	$(370)	$(1,672)
Comprehensive income (loss)	$66	$(390)	$106	$7
Comprehensive income attributable to noncontrolling interests, net of tax	5	1	18	9
Comprehensive income (loss) attributable to DuPont	$61	$(391)	$88	$(2)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$1,338	$3,662
Marketable securities	—	1,302
Restricted cash and cash equivalents	409	7
Accounts and notes receivable - net	2,399	2,518
Inventories	2,279	2,329
Prepaid and other current assets	196	161
Assets of discontinued operations	1,314	1,291
Total current assets	$7,935	$11,270
Property, plant and equipment - net of accumulated depreciation (September 30, 2023 - $4,711; December 31, 2022 - $4,448)	5,756	5,731
Other Assets
Goodwill	17,251	16,663
Other intangible assets	6,038	5,495
Restricted cash and cash equivalents - noncurrent	—	103
Investments and noncurrent receivables	751	733
Deferred income tax assets	103	109
Deferred charges and other assets	1,299	1,251
Total other assets	$25,442	$24,354
Total Assets	$39,133	$41,355
Liabilities and Equity
Current Liabilities
Short-term borrowings	$475	$300
Accounts payable	1,685	2,103
Income taxes payable	119	233
Accrued and other current liabilities	1,272	951
Liabilities of discontinued operations	137	146
Total current liabilities	$3,688	$3,733
Long-Term Debt	7,740	7,774
Other Noncurrent Liabilities
Deferred income tax liabilities	1,326	1,158
Pension and other post-employment benefits - noncurrent	511	522
Other noncurrent obligations	1,241	1,151
Total other noncurrent liabilities	$3,078	$2,831
Total Liabilities	$14,506	$14,338
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2023: 430,011,698 shares; 2022: 458,124,262 shares)	4	5
Additional paid-in capital	48,190	48,420
Accumulated deficit	(22,854)	(21,065)
Accumulated other comprehensive loss	(1,148)	(791)
Total DuPont stockholders' equity	$24,192	$26,569
Noncontrolling interests	435	448
Total equity	$24,627	$27,017
Total Liabilities and Equity	$39,133	$41,355
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2023	2022
Operating Activities
Net income	$476	$1,679
(Loss) income from discontinued operations	(357)	723
Net income from continuing operations	$833	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	853	861
Credit for deferred income tax and other tax related items	(40)	(124)
Earnings of nonconsolidated affiliates in excess of dividends received	(13)	(11)
Net periodic benefit costs	23	1
Periodic benefit plan contributions	(49)	(44)
Net gain on sales of assets, businesses and investments	(8)	(75)
Restructuring and asset related charges - net	39	101
Other net loss	72	12
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	100	(232)
Inventories	57	(318)
Accounts payable	(191)	32
Other assets and liabilities, net	(131)	(95)
Cash provided by operating activities - continuing operations	$1,545	$1,064
Investing Activities
Capital expenditures	(474)	(502)
Proceeds from sales of property and businesses, net of cash divested	16	364
Acquisitions of property and businesses, net of cash acquired	(1,761)	5
Purchases of investments	(32)	(15)
Proceeds from sales and maturities of investments	1,334	15
Other investing activities, net	(2)	4
Cash used for investing activities - continuing operations	$(919)	$(129)
Financing Activities
Changes in short-term borrowings	175	1,137
Proceeds from credit facility	—	600
Repayments of credit facility	—	(600)
Purchases of common stock	(2,000)	(1,125)
Proceeds from issuance of Company stock	22	83
Employee taxes paid for share-based payment arrangements	(25)	(25)
Distributions to noncontrolling interests	(34)	(27)
Dividends paid to stockholders	(495)	(500)
Other financing activities, net	(2)	(4)
Cash used for financing activities - continuing operations	$(2,359)	$(461)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(176)	(350)
Cash used for investing activities - discontinued operations	(60)	(56)
Cash used for financing activities - discontinued operations	—	(19)
Cash used in discontinued operations	$(236)	$(425)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(191)
Decrease in cash, cash equivalents and restricted cash	$(2,025)	$(142)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	3,772	2,037
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	39
Cash, cash equivalents and restricted cash at beginning of period	$3,772	$2,076
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,747	1,896
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	38
Cash, cash equivalents and restricted cash at end of period	$1,747	$1,934
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2023 and 2022

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	1,642	—	—	37	1,679
Other comprehensive loss	—	—	—	(1,644)	—	(28)	(1,672)
Dividends ($0.99 per common share)	—	(500)	—	—	—	—	(500)
Common stock issued/sold	—	83	—	—	—	—	83
Stock-based compensation	—	42	—	—	—	—	42
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(35)	(35)
Purchases of treasury stock	—	—	—	—	(1,125)	—	(1,125)
Retirement of treasury stock	—	—	(1,125)	—	1,125	—	—
Other	—	—	(22)	—	—	1	(21)
Balance at September 30, 2022	$5	$49,199	$(22,692)	$(1,603)	$—	$594	$25,503

Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	445	—	—	31	476
Other comprehensive loss	—	—	—	(357)	—	(13)	(370)
Dividends ($1.08 per common share)	—	(495)	—	—	—	—	(495)
Common stock issued/sold	—	22	—	—	—	—	22
Stock-based compensation	—	32	—	—	—	—	32
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchases of treasury stock	—	—	(22)	—	—	—	(22)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(2)	—	—	—	3	1
Balance at September 30, 2023	$4	$48,190	$(22,854)	$(1,148)	$—	$435	$24,627
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2023 and 2022

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2022	$5	$49,176	$(22,808)	$(845)	$—	$609	$26,137
Net income	—	—	367	—	—	9	376
Other comprehensive loss	—	—	—	(758)	—	(8)	(766)
Stock-based compensation	—	23	—	—	—	—	23
Distributions to non-controlling interests	—	—	—	—	—	(15)	(15)
Purchases of treasury stock	—	—	—	—	(250)	—	(250)
Retirement of treasury stock	—	—	(250)	—	250	—	—
Other	—	—	(1)	—	—	(1)	(2)
Balance at September 30, 2022	$5	$49,199	$(22,692)	$(1,603)	$—	$594	$25,503

Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553
Net income	—	—	319	—	—	9	328
Other comprehensive loss	—	—	—	(258)	—	(4)	(262)
Common stock issued/sold	—	10	—	—	—	—	10
Stock-based compensation	—	22	—	—	—	—	22
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchases of treasury stock	—	—	(22)	—	—	—	(22)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(1)	(1)	—	—	—	(2)
Balance at September 30, 2023	$4	$48,190	$(22,854)	$(1,148)	$—	$435	$24,627
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

M&M Transaction
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results. On November 1, 2023, DuPont completed the previously announced divestiture of 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). Refer to Note 22 – Subsequent Events for additional information.

The financial position of DuPont as of September 30, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three and nine months ended September 30, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three and nine months ended September 30, 2022, present the financial results of the M&M Businesses as discontinued operations. For the nine months ended September 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations. The interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses has not been segregated and is included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 for more information.

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

NOTE 3 - ACQUISITIONS
Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The table below presents the provisional fair values allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Spectrum are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities, including income tax related amounts, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023
(In millions)
Fair Value of Assets Acquired
Cash and cash equivalents	$31
Accounts and notes receivable	68
Inventories	52
Property, plant and equipment	125
Other intangible assets	1,032
Deferred charges and other assets	34
Total Assets Acquired	$1,342
Fair value of liabilities assumed
Accounts payable	$21
Accrued and other current liabilities	17
Deferred income tax liabilities	206
Other noncurrent liabilities	37
Total Liabilities Assumed	$281
Goodwill	731
Total Consideration	$1,792

The significant fair value estimates included in the provisional allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $888 million, developed technology of $126 million and trademark/tradename of $18 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 20 years, 15 years, and 5 years, respectively. The preliminary customer-related intangible assets' fair value was determined using the multi-period excess earnings method while the preliminary developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method.

Goodwill
The excess of the consideration for Spectrum over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $731 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is primarily attributable to the optimization of the combined Electronics & Industrial segment and Spectrum businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Spectrum goodwill will not be deductible for U.S. tax purposes.

Total Spectrum sales included in the interim Consolidated Statements of Operations for both the three and nine months ended September 30, 2023 were $77 million. The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Spectrum was not considered a material business combination for purposes of disclosing either the earnings of Spectrum since the date of acquisition or supplemental pro forma information.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $9 million and $7 million in costs for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded costs of $15 million and $28 million, respectively. For the three and nine months ended September 30, 2023, these costs were primarily associated with the Spectrum Acquisition. Comparatively, for the three and nine months ended September 30, 2022, these costs were primarily associated with the divestiture of the Biomaterials business unit and the costs related to the terminated agreement to acquire the outstanding shares of Rogers Corporation, ("Terminated Intended Rogers Acquisition").

Separation costs associated with the M&M Businesses of $40 million and $135 million for the three months ended September 30, 2023 and 2022, respectively, and $140 million and $357 million for the nine months ended September 30, 2023 and 2022, respectively, are reported within discontinued operations. See Note 4 for more information.

NOTE 4 - DIVESTITURES
Mobility & Materials Divestitures
On November 1, 2023, DuPont completed the previously announced divestiture of 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). Refer to Note 22 – Subsequent Events for additional information.

The results of operations for the three and nine months ended September 30, 2023, represent the Delrin® business comparatively, for the three and nine months ended September 30, 2022, the results of operations are related to the M&M Businesses. The following table summarizes the results of operations of the M&M Businesses which are presented as discontinued operations as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$133	$988	$422	$3,100
Cost of sales	93	771	269	2,357
Research and development expenses	1	12	3	41
Selling, general and administrative expenses	—	25	1	110
Amortization of intangibles	—	—	—	28
Acquisition, integration and separation costs [1]	40	135	140	357
Equity in earnings of nonconsolidated affiliates	—	(5)		(7)
Sundry income (expense) - net	3	7	8	—
Income from discontinued operations before income taxes	$2	$47	$17	$200
(Benefit from) provision for income taxes on discontinued operations	(14)	21	(7)	(607)
Income from discontinued operations, net of tax	$16	$26	$24	$807
Net loss from discontinued operations attributable to noncontrolling interests	—	(7)	—	(5)
Gain on sale, net of tax [2]	$33	$—	$55	$—
Income from discontinued operations attributable to DuPont stockholders, net of tax	$49	$33	$79	$812
1. Includes costs related to the M&M Divestitures for both periods presented.
2. Gain includes purchase price adjustments related to the M&M Divestiture.

The following table summarizes the major classes of assets and liabilities which represent only those related to Delrin®, classified as held for sale presented as discontinued operations at September 30, 2023 and December 31, 2022:

In millions	September 30, 2023	December 31, 2022
Assets
Accounts and notes receivable - net	$71	$75
Inventories	113	104
Other current assets	6	6
Property, plant and equipment - net	274	256
Goodwill	405	405
Other intangible assets	344	338
Deferred income tax assets	23	36
Deferred charges and other assets	78	71
Total assets of discontinued operations	$1,314	$1,291
Liabilities
Accounts payable	$62	$78
Income taxes payable	9	—
Accrued and other current liabilities	10	8
Deferred income tax liabilities	53	53
Pension and other post employment benefits - noncurrent	1	5
Other noncurrent liabilities	2	2
Total liabilities of discontinued operations	$137	$146

During each reporting period that the Delrin® disposal group continues to be classified as held for sale, the Company assesses whether the fair value less cost to sell was less than the carrying value of the disposal group. The Company determined that the fair value less cost to sell of the Delrin® disposal unit was greater than its carrying value at September 30, 2023.

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

Other Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax of $37 million and $17 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $357 million and income of $723 million for the nine months ended September 30, 2023 and 2022, respectively.

Discontinued operations activity consists of the following:

Income (Loss) from Discontinued Operations, Net of Tax	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
M&M Divestitures	$49	$26	$79	$807
MOU Activity [1]	(8)	(6)	(384)	(62)
Other [2]	(4)	(3)	(52)	(22)
Income (loss) from discontinued operations, net of tax	$37	$17	$(357)	$723
1.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company. The nine months ended September 30, 2023 includes a charge related to the Water District Settlement Agreement, as defined in Note 14. Refer to Note 14 for additional information.
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

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Industrial Solutions [1]	$531	$496	$1,525	$1,499
Interconnect Solutions	380	446	1,064	1,371
Semiconductor Technologies	457	569	1,387	1,704
Electronics & Industrial	$1,368	$1,511	$3,976	$4,574
Safety Solutions	$630	$684	$1,989	$2,001
Shelter Solutions	431	476	1,248	1,385
Water Solutions	352	374	1,119	1,074
Water & Protection	$1,413	$1,534	$4,356	$4,460
Retained Businesses [2]	$277	$272	$838	$804
Other [3]	—	—	—	75
Corporate & Other	$277	$272	$838	$879
Total	$3,058	$3,317	$9,170	$9,913
1. Net sales attributed to Spectrum, a component of Electronics & Industrial and presented within Industrial Solutions, was $77 million for both the three and nine months ended September 30, 2023.
2. Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
3. Net sales in 2022 reflected in Other primarily include activity of Biomaterials prior to its May 2022 divestiture.

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
U.S. & Canada	$1,093	$1,149	$3,161	$3,293
EMEA [1]	535	523	1,702	1,665
Asia Pacific [2]	1,302	1,524	3,945	4,622
Latin America	128	121	362	333
Total	$3,058	$3,317	$9,170	$9,913
1.Europe, Middle East and Africa.
2.Net sales attributed to China, for the three months ended September 30, 2023 and 2022 were $563 million and $688 million, respectively, while for the nine months ended months ended September 30, 2023 and 2022 net sales attributed to China were $1,669 million and $2,119 million, respectively.

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

Revenue recognized in the first nine months of 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	September 30, 2023	December 31, 2022
In millions
Accounts and notes receivable - trade [1]	$1,645	$1,593
Deferred revenue - current [2]	$2	$11
Deferred revenue - noncurrent [3]	$15	$8
1.Included in "Accounts and notes receivable - net" in the Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $8 million and $39 million for the three and nine months ended September 30, 2023, and zero and $101 million for the three and nine months ended September 30, 2022. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $46 million at September 30, 2023 and $67 million at December 31, 2022, recorded in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. Restructuring activity primarily consists of the following program:

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $93 million inception-to-date, consisting of severance and related benefit costs of $80 million and asset related charges of $13 million.

Total liabilities related to the 2022 Restructuring Program were $42 million at September 30, 2023 and $57 million at December 31, 2022, respectively, recognized in "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2023.

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

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Non-operating pension and other post-employment benefit (costs) credits	$(3)	$7	$(7)	$20
Interest income	34	5	132	8
Net gain on divestiture and sales of other assets and investments [1]	—	6	8	75
Foreign exchange gains (losses), net	17	5	(31)	9
Miscellaneous income - net	7	3	10	11
Sundry income (expense) - net	$55	$26	$112	$123
1.The nine months ended September 30, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and $37 million related to the sale of a land use right within the Water & Protection segment.

Cash, Cash Equivalents and Restricted Cash
At September 30, 2023 and December 31, 2022 the Company had restricted cash of $409 million and $7 million, respectively, within “Restricted cash and cash equivalents” and for the same periods zero and $103 million, respectively, within the “Restricted cash and cash equivalents - noncurrent” in the Condensed Consolidated Balance Sheets. The majority of these balances are attributable to the Water District Settlement Fund and MOU escrow account deposits. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets were $1,272 million at September 30, 2023 and $951 million at December 31, 2022. "Accrued and other current liabilities" at September 30, 2023 includes approximately $401 million related to a settlement agreement further discussed in Note 14. Accrued payroll, which is a component of "Accrued and other current liabilities," was $261 million at September 30, 2023 and $291 million at December 31, 2022. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at September 30, 2023 and at December 31, 2022.

NOTE 8 - INCOME TAXES
Each year the Company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities. The impact, if any, of these audits to the Company’s unrecognized tax benefits is not estimable. Positions challenged by the tax authorities may be settled or appealed by the Company. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's results of operations.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2023 was 28.7 percent, compared with an effective tax rate of 27.9 percent for the third quarter of 2022. The effective tax rate differential for the third quarter of 2023 was due primarily to the geographic mix of earnings offset by the U.S. taxation of foreign operations. For the first nine months of 2023, the effective tax rate on continuing operations was 25.6 percent, compared with 23.8 percent for the first nine months of 2022. The effective tax rate for the first nine months of 2023 was primarily due to a geographic mix of earnings. The lower effective tax rate for the first nine months of 2022 principally resulted from the recognition of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million.

As a result of the M&M Businesses meeting the held for sale criteria in the first quarter of 2022, the Company recorded a net deferred tax benefit of $12 million and $655 million for the three and nine months ended September 30, 2022, in connection with certain internal restructurings. These restructurings involved both legal entities within the M&M Businesses and legal entities which remained with DuPont, and in certain instances relied upon legal entity valuations. The aforementioned net deferred tax benefit is included in “Income from discontinued operations, net of tax” in the interim Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2023 and 2022:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Income from continuing operations, net of tax	$291	$359	$833	$956
Net income from continuing operations attributable to noncontrolling interests	9	16	31	42
Income from continuing operations attributable to common stockholders	$282	$343	$802	$914
Income (loss) from discontinued operations, net of tax	37	17	(357)	723
Net loss from discontinued operations attributable to noncontrolling interests	—	(7)	—	(5)
Income (loss) from discontinued operations attributable to common stockholders	$37	$24	$(357)	$728
Net income attributable to common stockholders	$319	$367	$445	$1,642

Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2023	2022	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.62	$0.69	$1.76	$1.81
Earnings (loss) from discontinued operations, net of tax	0.08	0.05	(0.78)	1.44
Earnings attributable to common stockholders [1]	$0.71	$0.73	$0.97	$3.25

Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2023	2022	2023	2022
Earnings from continuing operations attributable to common stockholders	$0.62	$0.69	$1.75	$1.80
Earnings (loss) from discontinued operations, net of tax	0.08	0.05	(0.78)	1.44
Earnings attributable to common stockholders [1]	$0.70	$0.73	$0.97	$3.24

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2023	2022	2023	2022
Weighted-average common shares - basic	451.7	499.4	456.5	505.6
Plus dilutive effect of equity compensation plans	1.7	1.0	1.3	1.3
Weighted-average common shares - diluted	453.4	500.4	457.8	506.9
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.7	4.4	2.8	3.0
1.Earnings per share amounts are computed independently for income from continuing operations, income from discontinued operations and net income attributable to common stockholders. As a result, the per share amounts from continuing operations and discontinued operations may not equal the total per share amounts for net income attributable to common stockholders.
2.These outstanding options to purchase shares of common stock, restricted stock units and performance-based restricted stock units were excluded from the calculation of diluted earnings per share because the effect of including them would have been antidilutive.

NOTE 10 - INVENTORIES

In millions	September 30, 2023	December 31, 2022
Finished goods	$1,256	$1,299
Work in process	502	522
Raw materials	396	388
Supplies	125	120
Total inventories	$2,279	$2,329

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at September 30, 2023 and December 31, 2022 is $699 million and $686 million, respectively. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

Sales to nonconsolidated affiliates represented less than 2 percent and approximately 2 percent of total net sales for the three and nine months ended September 30, 2023, respectively, and less than 2 percent for the three and nine months ended September 30, 2022. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three and nine months ended September 30, 2023 and 2022. The Company maintained an ownership interest in six nonconsolidated affiliates at September 30, 2023.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2023 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
Goodwill recognized for Spectrum Acquisition [1]	731	—	—	731
Currency translation adjustment	(92)	(49)	(2)	(143)
Balance at September 30, 2023	$10,036	$6,607	$608	$17,251
1.On August 1, 2023, DuPont completed the Spectrum Acquisition. Final determination of the goodwill value assigned may result in adjustments to the preliminary value recorded. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

As part of its annual assessment in the fourth quarter of 2022, the Company determined that the estimated fair value of the Protection reporting unit within Water & Protection exceeded its carrying value by approximately 10 percent. As of September 30, 2023, the carrying amount of goodwill within this reporting unit was $5.5 billion. In 2023 the Company has experienced a continued challenging macroeconomic environment impacting the businesses within the Protection reporting unit, primarily driven by softness in the residential, non-residential and repair and remodel markets which has negatively impacted Protection’s financial performance. The Company continues to monitor adverse changes in interest rates and fluctuations in foreign currency exchange rates and the related impact on the Protection reporting unit’s fair value and carrying value. While the challenging macroeconomic environment continues to impact the Protection reporting unit, the Company has not identified any triggering events indicating that it is more likely than not that goodwill is impaired as of September 30, 2023. Subsequently, the Company evaluated the Protection reporting unit as part of its annual impairment test at October 1, 2023 and determined that the estimated fair value of the Protection reporting unit exceeded its carrying value by less than 5 percent. Should these macroeconomic conditions persist, including interest rate fluctuations, recovery delays, or other events occur indicating that the estimated future cash flows of the reporting unit have further declined, the Company may be required to record future non-cash impairment charges related to goodwill due to the limited amount of fair value in excess of carrying value.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology [1]	$2,071	$(1,046)	$1,025	$1,955	$(913)	$1,042
Trademarks/tradenames [1]	925	(397)	528	906	(349)	557
Customer-related [1]	6,249	(2,595)	3,654	5,454	(2,389)	3,065
Other	53	(26)	27	54	(27)	27
Total other intangible assets with finite lives	$9,298	$(4,064)	$5,234	$8,369	$(3,678)	$4,691
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$10,102	$(4,064)	$6,038	$9,173	$(3,678)	$5,495
1.As part of the Spectrum Acquisition, the Company acquired customer-related intangible assets of $888 million, developed technology of $126 million and trademark/tradename of $18 million. See Note 3 for additional information.

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2023	December 31, 2022
In millions
Electronics & Industrial [1]	$3,703	$2,976
Water & Protection	2,247	2,424
Corporate & Other	88	95
Total	$6,038	$5,495
1.Includes intangible assets acquired as part of the Spectrum Acquisition. See Note 3 for additional information

Total estimated amortization expense for the remainder of 2023 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2023	$151
2024	$596
2025	$550
2026	$523
2027	$476
2028	$423

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

Commercial Paper
Commercial paper at September 30, 2023 and December 31, 2022 was $175 million and zero, respectively. The weighted-average interest rate on commercial paper was 5.43 percent at September 30, 2023.

Long-Term Debt
Long-term debt at September 30, 2023 and December 31, 2022 was $7,740 million and $7,774 million, respectively. Included in the long-term debt balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At September 30, 2023 and December 31, 2022 this balance was $118 million and $71 million, respectively. See Note 19 for additional information.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $706 million at September 30, 2023. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $116 million at September 30, 2023. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). There were no drawdowns of the facility during the nine month period ended September 30, 2023.

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

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of September 30, 2023 and December 31, 2022 was $109 million and $127 million, respectively, and is recorded in “Accounts Payable” in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2023, the Company has recorded indemnification assets of $20 million within "Accounts and notes receivable - net" and $239 million within "Deferred charges and other assets" and indemnification liabilities of $159 million within "Accrued and other current liabilities" and $267 million within "Other noncurrent obligations" within the Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company has recorded indemnification assets of $70 million within "Accounts and notes receivable - net" and $237 million within "Deferred charges and other assets" and indemnified liabilities of $211 million within "Accrued and other current liabilities" and $274 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, as of September 30, 2023 the Company has recognized a liability of $401 million (including interest) related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At September 30, 2023, the Company had paid Qualified Spend of approximately $130 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged, subject in each case to certain exceptions set forth in the MOU.

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account, (the "MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million and DuPont and Corteva shall together deposit $100 million in the aggregate into the MOU Escrow Account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million and DuPont and Corteva shall together deposit $50 million in the aggregate into the MOU Escrow Account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any calendar year beginning with 2022 through and including 2028. Additionally, if on December 31, 2028, the balance in the MOU Escrow Account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the replenishment terms set forth in the MOU.

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

The Agreements provide that the Company and Corteva will each bear specified amounts plus an additional $200 million of Indemnifiable Losses, described below, in relation to certain EIDP Stray Liabilities. The Agreements further provide that the Company and Corteva will each bear 50 percent, $150 million each, of the first $300 million of total Indemnifiable Losses related to PFAS Stray Liabilities. When the companies meet their respective $150 million threshold, Indemnifiable Losses related to PFAS Stray Liabilities will be borne 71 percent by DuPont and 29 percent by Corteva. Indemnifiable Losses up to $150 million incurred for PFAS Stray Liabilities are credited against each company’s $200 million threshold. Corteva and DuPont have met their respective $150 million threshold for PFAS Stray Liabilities. As a result and in accordance with the Agreement, DuPont is bearing 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities. At September 30, 2023, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

Corteva has met its $200 million threshold. As a result and in accordance with the Agreements, until DuPont meets its $200 million threshold, DuPont is responsible for managing the Non-PFAS Stray liabilities and is bearing all Indemnifiable Losses associated with Non-PFAS Stray Liabilities. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At September 30, 2023, DuPont has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	Sept 30, 2023	Dec 31, 2022	Balance Sheet Classification
Current indemnified liabilities	$65	$66	Accrued and other current liabilities
Long-term indemnified liabilities	119	120	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1]	$184	$186
1.As of September 30, 2023 and December 31, 2022, total indemnified liabilities accrued include $144 million and $161 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

In addition to the above, as of September 30, 2023, the Company has recognized a liability of $401 million (including interest) related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

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

In connection with the Settlement, plaintiffs' counsel filed a motion to terminate the Ohio MDL, which was later withdrawn. Subsequent to the withdrawal, plaintiffs' counsel has filed or indicated intent to file several new cases into the Ohio MDL. DuPont was not a named party in the Leach case or the Ohio MDL and is not a named party in the Abbott case or the new cases being filed into the Ohio MDL.

As of September 30, 2023, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, in addition to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”). The AFFF MDL is captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation and is pending in the United States District Court for the District of South Carolina, (the “Court”). Since then, the AFFF MDL has grown and contains approximately 5,100 cases. Most of the actions in the AFFF MDL identify DuPont as a defendant only for fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. Generally, the AFFF MDL contains multiple types of lawsuits including, but not limited to, personal injury cases, state attorneys general natural resource damages cases, and water provider contamination. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

On June 30, 2023, Chemours, Corteva, EIDP and DuPont entered a definitive agreement to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, including but not limited to water systems that are part of the AFFF MDL related to the use of aqueous film-forming foam, (the “Water District Settlement Agreement”) for $1.185 billion in cash. In August 2023, the Court preliminarily approved the Water District Settlement Agreement. Subsequent to the approval, during the third quarter of 2023, Chemours, EIDP, Corteva and DuPont collectively contributed $1.185 billion to a Qualified Settlement Fund (the “Water District Settlement Fund”). In accordance with the MOU, Chemours contributed about 50 percent of the settlement amount (about $592 million), and DuPont (about $400 million) and Corteva (about $193 million) together contributed the remaining 50 percent. Each of Chemours, Corteva and DuPont used its respective MOU Escrow Account deposits to fund in part their respective contributions into the Water District Settlement Fund. As of June 30, 2023, DuPont had deposited an aggregate of $100 million into the MOU Escrow Account all of which it used to fund in part its $400 million contribution to the Water District Settlement Fund. As a result, DuPont has $400 million, excluding interest, at September 30, 2023 related to these liabilities reflected in "Restricted cash and cash equivalents"on the Condensed Consolidated Balance Sheets. DuPont's aggregate MOU escrow deposits of $100 million, exlcuding interest, at December 31, 2022 is reflected in "Restricted cash and cash equivalents - noncurrent" on the Condensed Consolidated Balance Sheets.

The defined class is composed of all Public Water Systems, as defined in 42 U.S.C § 300f, with a current detection of PFAS and all Public Water Systems, that are currently required to monitor for PFAS under the EPA’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law. The matter captioned City of Stuart, Florida v. 3M Company, et al.is included in the settlement. The class does not include water systems owned and operated by a State or the United States government; small systems that have not detected PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

As part of the approval process, the Court established a timetable for notice to class members, for hearings on approval, and for class members to opt out of the settlement. The opt out period ends on December 4, 2023. The Water District Settlement Agreement addresses conditions under which the settlement might not proceed, including a walk-away right that enables Chemours, Corteva and DuPont to terminate the settlement if class member opt outs exceed specified confidential levels. As part of the Court’s preliminary approval, a stay order for pre-existing lawsuits and an injunction prohibiting the filing of new suits, was entered. This stay order and injunction suspends these lawsuits unless and until the Court grants any specific requests for exclusion. A fairness hearing is scheduled for December 14, 2023. The Court may issue its final approval of the settlement during or at any time after, the fairness hearing.

Chemours, Corteva and DuPont have agreed to waive the obligation to make additional deposits into the MOU Escrow Account in 2023 and have agreed to waive the obligation due September 30, 2024 if (i) between October 1, 2023 and September 30, 2024, the parties have entered into settlement agreements resolving liabilities constituting Qualified Spend under the MOU that in the aggregate exceed $100 million; (ii) each company has fully funded its respective portion share, in accordance with the MOU, of such settlements; and (iii) such settlements are consummated. If the Water District Settlement is not consummated, Chemours, Corteva and DuPont will redeposit into the MOU Escrow Account the cash each withdrew to partially fund its respective contribution to the Water District Settlement Fund.

At September 30, 2023, DuPont has recorded a liability of about $401 million (including interest) in connection with the Water District Settlement Agreement, included in "Accrued and other current liabilities" within the Condensed Consolidated Balance Sheets. The $400 million pre-tax charge is recorded in discontinued operations for the nine months ended September 30, 2023. As of September 30, 2023 the $400 million deposited, plus interest, within the Water District Settlement Fund is reflected in "Restricted cash and cash equivalents - current" on the Condensed Consolidated Balance Sheets. The Company has presented these funds as restricted cash since their use is restricted under the Water District Settlement Agreement. The funds will be removed from restricted cash and de-recognized, along with the associated accrued liability, upon final Court approval of the Water District Settlement Agreement. The funds will be returned to the contributing company in the event that the Court does not grant final approval of the Water District Settlement Agreement or the walk-away right is exercised.

There are also state attorneys general lawsuits against DuPont, outside of the AFFF MDL that make claims of environmental contamination by certain PFAS compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to cleanup contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

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

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities land infringes the applicable municipality’s property rights by an objective standard. Additional briefing is expected on this judgment and in accordance with local procedure, the Court will determine damages, if any, in a separate, subsequent proceeding.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at September 30, 2023. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of September 30, 2023, the Company has liabilities of $17.7 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2023, the Company had accrued obligations of $300 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	Sept 30, 2023	Dec 31, 2022	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$41	$41	$118

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	99	48	201
MOU related obligations (discussed above) [3]	159	173	41
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$300	$263	$362
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

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Operating lease costs	$30	$27	$88	$82

Operating cash flows from operating leases were $85 million and $82 million for the nine months ended September 30, 2023 and 2022, respectively.

New operating lease assets and liabilities entered into during the nine months ended September 30, 2023 and 2022, were $143 million and $75 million, respectively. For the nine months ended September 30, 2023, this included newly acquired Spectrum leases. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets [1]	$487	$426
Current operating lease liabilities [2]	91	90
Noncurrent operating lease liabilities [3]	394	333
Total operating lease liabilities	$485	$423
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

Lease Term and Discount Rate for Operating Leases	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.6	8.1
Weighted average discount rate	3.46%	2.76%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2023	Operating Leases
In millions
Remainder of 2023	$28
2024	103
2025	81
2026	62
2027	51
2028 and thereafter	244
Total lease payments	$569
Less: Interest	84
Present value of lease liabilities	$485

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

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties (the "$3.25B ASR Transaction"). DuPont paid with cash on hand an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The $3.25B ASR Transaction was completed during the third quarter of 2023 with DuPont receiving and retiring an additional 8.0 million shares of DuPont common stock. In connection with the completion of the transaction the remaining $613 million was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. The remaining $400 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The $2B ASR Transaction was funded with cash on hand and will expire in February 2024. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the $2B ASR Transaction, less an agreed upon discount. The completion of the $2B ASR Transaction will effectively complete the $5B Share Buyback Program and the Company's stock repurchase authorization.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $22 million as a reduction to retained earnings for the three months ended September 30, 2023, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our Condensed Consolidated Balance Sheets as of September 30, 2023.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2023 and 2022:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(1,774)	24	109	(1,641)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive (loss) income	$(1,774)	$21	$109	$(1,644)
Balance at September 30, 2022	$(1,862)	$94	$165	$(1,603)
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive loss before reclassifications	(332)	(6)	(12)	(350)
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	(7)
Net other comprehensive loss	$(332)	$(13)	$(12)	$(357)
Balance at September 30, 2023	$(1,300)	$47	$105	$(1,148)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three and nine months ended September 30, 2023 and 2022.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2022 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Service cost	$6	$9	$19	$32
Interest cost	26	14	75	41
Expected return on plan assets	(24)	(24)	(71)	(76)
Amortization of prior service credit	(1)	(1)	(2)	(4)
Amortization of unrecognized net (gain) loss	(1)	1	(2)	2
Curtailment/settlement	—	(2)	(2)	(1)
Net periodic benefit costs (credits) - Total	$6	$(3)	$17	$(6)
Less: Net periodic benefit credits - Discontinued operations	(2)	(2)	(6)	(7)
Net periodic benefit costs (credits) - Continuing operations	$8	$(1)	$23	$1

Net Periodic Benefit Costs for Plans in Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Service cost	$5	$6	$16	$21
Interest cost	24	13	70	37
Expected return on plan assets	(20)	(19)	(58)	(57)
Amortization of prior service credit	—	—	(1)	(2)
Amortization of unrecognized net (gain) loss	(1)	1	(2)	3
Curtailment/settlement	—	(2)	(2)	(1)
Net periodic benefit costs (credits) - Continuing operations	$8	$(1)	$23	$1

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $19 million by year-end 2023, including plans held in discontinued operations.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2022 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 16 million shares of common stock are available for award as of September 30, 2023.

DuPont recognized share-based compensation expense in continuing operations of $22 million and $20 million for the three months ended September 30, 2023 and 2022, respectively, and $55 million and $58 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $5 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $12 million for both the nine months ended September 30, 2023 and 2022.

In the second quarter of 2023, the Company granted 0.9 million RSUs and 0.3 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $64.20 per RSU and $66.88 per PSU. There was minimal activity in the first and third quarters of 2023.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2023 and December 31, 2022:

Fair Value of Financial Instruments	September 30, 2023				December 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$223	$—	$—	$223	$2,198	$—	$—	$2,198
Restricted cash equivalents [1]	409	—	—	409	110	—	—	110
Marketable securities	—	—	—	—	1,302	—	—	1,302
Total cash and restricted cash equivalents and marketable securities	$632	$—	$—	$632	$3,610	$—	$—	$3,610
Long-term debt including debt due within one year [2]	$(8,158)	$467	$(52)	$(7,743)	$(8,145)	$227	$(58)	$(7,976)
Derivatives relating to:
Net investment hedge [3]	$—	$134	$—	$134	$—	$149	$—	$149
Foreign currency [4,5]	—	19	(8)	11	—	10	(35)	(25)
Interest rate swap agreements [6]	—	—	(118)	(118)	—	—	(71)	(71)
Total derivatives	$—	$153	$(126)	$27	$—	$159	$(106)	$53
1.At September 30, 2023 there was $409 million classified as "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets. At December 31, 2022 there was $7 million of restricted cash classified as "Restricted cash and cash equivalents" and $103 million classified as "Restricted cash and cash equivalents - noncurrent" in the Condensed Consolidated Balance Sheets. See Note 7 for more information on restricted cash.
2.Included in the balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At September 30, 2023 and December 31, 2022 this balance was $118 million and $71 million, respectively.
3.Classified as "Deferred charges and other assets" in the Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.Classified as "Other noncurrent obligations" in the Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2023	December 31, 2022
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$627	$476
1.Presented net of contracts bought and sold.

Derivatives Designated in Hedging Relationships
Net Foreign Investment Hedge
In the second quarter of 2021, the Company entered into a fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $1 billion to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $1 billion at an interest rate of 4.73 percent for €819 million at a weighted average interest rate of 3.26 percent. The cross-currency swap is designated as a net investment hedge and expires on November 15, 2028.

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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a gain of $11 million and a loss of $24 million for the three months ended September 30, 2023 and 2022, respectively. There was a loss of $63 million and $73 million for the nine months ended September 30, 2023 and 2022, respectively. The income statement effects of other derivatives were immaterial.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at September 30, 2023	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$632
Derivatives relating to: [2]
Net investment hedge	134
Foreign currency contracts [3]	33
Total assets at fair value	$799
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$7,743
Derivatives relating to: [2]
Interest rate swap agreements	118
Foreign currency contracts [3]	22
Total liabilities at fair value	$7,883
1. Time deposits and money market funds included in "Cash and cash equivalents" and money market funds included in "Restricted cash and cash equivalents" in the Condensed Consolidated Balance Sheets and held at amortized cost, which approximates fair value.
2. See Note 19 for the classification of derivatives in the Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $14 million and zero respectively, for both assets and liabilities as of September 30, 2023.
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

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other [1]	Total
In millions
Three months ended September 30, 2023
Net sales	$1,368	$1,413	$277	$3,058
Operating EBITDA [2]	$383	$362	$30	$775
Equity in earnings of nonconsolidated affiliates	$3	$8	$—	$11
Three months ended September 30, 2022
Net sales	$1,511	$1,534	$272	$3,317
Operating EBITDA [2]	$473	$382	$1	$856
Equity in earnings of nonconsolidated affiliates	$7	$9	$—	$16
Nine months ended September 30, 2023
Net sales	$3,976	$4,356	$838	$9,170
Operating EBITDA [2]	$1,094	$1,074	$59	$2,227
Equity in earnings of nonconsolidated affiliates	$11	$29	$—	$40
Nine months ended September 30, 2022
Net sales	$4,574	$4,460	$879	$9,913
Operating EBITDA [2]	$1,429	$1,071	$3	$2,503
Equity in earnings of nonconsolidated affiliates	$26	$31	$5	$62
1.Corporate & Other includes activities of the Retained Businesses and Biomaterials prior to its May 2022 divestiture.
2.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2023 and 2022		Three Months Ended September 30,
In millions		2023	2022
Income from continuing operations, net of tax		$291	$359
+	Provision for income taxes on continuing operations	117	139
Income from continuing operations before income taxes		$408	$498
+	Depreciation and amortization	294	283
-	Interest income [1]	34	5
+	Interest expense	102	127
-	Non-operating pension/OPEB benefit (costs) credits [1]	(3)	7
-	Foreign exchange gains, net [1]	17	5
+	Future reimbursable indirect costs	2	14
-	Significant items charge	(17)	49
Operating EBITDA		$775	$856
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Nine Months Ended September 30, 2023 and 2022		Nine Months Ended September 30,
In millions		2023	2022
Income from continuing operations, net of tax		$833	$956
+	Provision for income taxes on continuing operations	287	299
Income from continuing operations before income taxes		$1,120	$1,255
+	Depreciation and amortization	853	861
-	Interest income [1]	132	8
+	Interest expense	295	365
-	Non-operating pension/OPEB benefit (costs) credits [1]	(7)	20
-	Foreign exchange (losses) gains, net [1]	(31)	9
+	Future reimbursable indirect costs	6	45
-	Significant items charge	(47)	(14)
Operating EBITDA		$2,227	$2,503
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(9)	$—	$—	$(9)
Restructuring and asset related charges - net [2]	(4)	(1)	(3)	(8)
Total	$(13)	$(1)	$(3)	$(17)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.

Significant Items by Segment for the Three Months Ended September 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(7)	$(7)
Gain on divestiture [2]	—	—	5	5
Terminated Intended Rogers Acquisition financing fees [3]	—	—	(1)	(1)
Employee Retention Credit [4]	20	20	12	52
Total	$20	$20	$9	$49
1. Acquisition, integration and separation costs related to strategic initiatives including the sale of the Biomaterials business unit and the Terminated Intended Rogers Acquisition.
2. Reflected in "Sundry income (expense) - net."
3. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."
4. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as enhanced by the Consolidated Appropriations Act ("CAA") and American Rescue Plan Act ("ARPA") reflected in "Costs of sales," "Research and development expenses" and "Selling, general and administrative expenses."

Significant Items by Segment for the Nine Months Ended September 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(15)	$—	$—	$(15)
Restructuring and asset related charges - net [2]	(26)	—	(13)	(39)
Gain on divestiture [3]	7	1	(1)	7
Total	$(34)	$1	$(14)	$(47)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Nine Months Ended September 30, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(28)	$(28)
Restructuring and asset related charges - net [2]	(1)	(3)	(3)	(7)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	31	68
Terminated Intended Rogers Acquisition financing fees [5]	—	—	(5)	(5)
Employee Retention Credit [6]	20	20	12	52
Total	$(75)	$54	$7	$(14)
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
6. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as enhanced by the Consolidated Appropriations Act ("CAA") and American Rescue Plan Act ("ARPA") reflected in "Costs of sales," "Research and development expenses" and "Selling, general and administrative expenses."

NOTE 22 - SUBSEQUENT EVENTS
Closing of the Delrin® Divestiture
On November 1, 2023, the Company closed its previously announced sale of an 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). DuPont received pre-tax cash proceeds of approximately $1.28 billion which includes certain customary transaction adjustments, a note receivable of $350 million, and DuPont will retain a less than 20 percent non-controlling common equity interest in the Delrin® business. The Company will determine the fair value of the equity interest and the note receivable during the fourth quarter 2023.

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

As of September 30, 2023, the Company has $3.1 billion of working capital and approximately $1.3 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the divestiture of the majority of its historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”). The divestiture was pursuant to the Transaction Agreement (the "Transaction Agreement") with Celanese entered on February 17, 2022 and announced on February 18, 2022. The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business (the “Delrin® Divestiture”), subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses"). The Company determined that the M&M Businesses met the criteria to be classified as held for sale and that the sale represents a strategic shift that has a major effect on the Company’s operations and results. On November 1, 2023, DuPont completed the previously announced divestiture of 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). See Note 22 – to the interim Consolidated Financial Statements for additional information.

The financial position of DuPont as of September 30, 2023 and December 31, 2022, present the businesses to be divested as part of the Delrin® Divestiture, as discontinued operations. The results of operations for the three and nine months ended September 30, 2023, present the financial results of Delrin® as discontinued operations. The results of operations for the three and nine months ended September 30, 2022, present the financial results of the M&M Businesses as discontinued operations. For the nine months ended September 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
In the third quarter 2023, DuPont continued to experience the impact of macroeconomic factors including continued demand declines in consumer facing markets, channel inventory destocking and slower industrial demand in China. The ultimate extent to which these macroeconomic factors will continue to impact DuPont's results is not known.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). The net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. See Note 3 to the interim Consolidated Financial Statements for additional information.

Delrin® Divestiture
On November 1, 2023, DuPont completed the previously announced divestiture of 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). See Note 22 to the interim Consolidated Financial Statements for additional information.

Share Buyback Program
On September 6, 2023 the Company announced the completion of the $3.25 billion accelerated share repurchase ("ASR") transaction and the entry into a new accelerated share repurchase transaction with three financial counterparties to repurchase an aggregate of $2 billion of common stock (the "$2B ASR Transaction"). The $2B ASR Transaction effectively completes the Company's remaining share repurchase authorization. See Note 16 to the interim Consolidated Financial Statements for additional information.

Dividends
On October 17, 2023, the Board of Directors declared a fourth quarter 2023 dividend of $0.36 per share, payable on December 15, 2023, to shareholders of record on November 30, 2023.

On June 27, 2023, the Company announced that its Board of Directors declared a third quarter dividend of $0.36 per share which was paid on September 15, 2023, to shareholders of record on July 31, 2023.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$3,058	$3,317	$9,170	$9,913

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(1)%	—%	(12)%	4%	(9)%	1%	(1)%	(13)%	—%	(13)%
Water & Protection	1	—	(9)	—	(8)	4	(1)	(5)	—	(2)
Corporate & Other [1]	(1)	1	2	—	2	2	(1)	3	(9)	(5)
Total	—%	—%	(10)%	2%	(8)%	2%	(1)%	(8)%	—%	(7)%
U.S. & Canada	1%	—%	(11)%	5%	(5)%	3%	—%	(8)%	1%	(4)%
EMEA [2]	3	4	(5)	—	2	4	—	(2)	—	2
Asia Pacific	(1)	(2)	(11)	(1)	(15)	1	(3)	(11)	(2)	(15)
Latin America	—	—	2	4	6	1	—	6	2	9
Total	—%	—%	(10)%	2%	(8)%	2%	(1)%	(8)%	—%	(7)%
1.Corporate & Other includes activities of the Retained Businesses, Biomaterials and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2023 of $3.1 billion, down 8 percent from $3.3 billion for the three months ended September 30, 2022, due to a 10 percent decrease in volume partially offset by a 2 percent increase in portfolio actions. Volume decreases in Electronics & Industrial (down 12 percent) and Water & Protection (down 9 percent) were slightly offset by Corporate & Other (up 2 percent). Portfolio and other changes increased by 4 percent within Electronics & Industrial driven by the Spectrum Acquisition. Currency was flat compared with the same period last year, driven by EMEA (up 4 percent) offset by Asia Pacific (down 2 percent).

Net sales for the nine months ended September 30, 2023 of $9.2 billion, down 7 percent from $9.9 billion for the nine months ended September 30, 2022, due to a 8 percent decrease in volume and a 1 percent unfavorable currency impact, partially offset by a 2 percent increase in local price and product mix. Volume decreases in Electronics & Industrial (down 13 percent) and Water & Protection (down 5 percent) were slightly offset by Corporate & Other (up 3 percent). Local price and product mix increase was driven by Water & Protection (up 4 percent), Corporate & Other (up 2 percent) and Electronics & Industrial (up 1 percent). Local price and product mix increased across all regions. Currency was down 1 percent compared with the same period last year, driven by Asia Pacific (down 3 percent).

Cost of Sales
Cost of sales was $2.0 billion for the three months ended September 30, 2023, down slightly from $2.1 billion for the three months ended September 30, 2022. Cost of sales decreased for the three months ended September 30, 2023 primarily due to decreased sales volume.

Cost of sales as a percentage of net sales for the three months ended September 30, 2023 was 64 percent compared with 63 percent for the three months ended September 30, 2022. The increase as a percentage of sales for the three months ended September 30, 2023 as compared with the same period of the prior year was primarily due the impact of reduced production rates to better align inventory with demand partially offset by lower logistics and energy costs.

For the nine months ended September 30, 2023, cost of sales was $6.0 billion, down slightly from $6.4 billion for the nine months ended September 30, 2022. Cost of sales decreased for the nine months ended September 30, 2023 primarily due to decreased sales volume.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2023 was 65 percent compared with 64 percent for the nine months ended September 30, 2022. The increase as a percentage of sales for the nine months ended September 30, 2023 as compared with the same period of the prior year was primarily due the impact of reduced production rates to better align inventory with demand.

Research and Development Expenses ("R&D")
R&D expenses totaled $128 million in the third quarter of 2023, down from $129 million in the third quarter of 2022. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended September 30, 2023 and 2022.

For the first nine months of 2023, R&D expenses totaled $380 million down from $413 million in the first nine months of 2022. R&D as a percentage of net sales was consistent period over period at 4 percent for the nine months ended September 30, 2023 and 2022.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $360 million in the third quarter of 2023, up from $356 million in the third quarter of 2022. SG&A as a percentage of net sales was relatively consistent period over period at 12 percent and 11 percent for the three months ended September 30, 2023 and 2022. The slight increase for the three months ended September 30, 2023 as compared with the same period of the prior year was primarily due to incremental cost from the Spectrum Acquisition.

For the first nine months of 2023, SG&A expenses were $1,058 million down from $1,130 million in the first nine months of 2022. SG&A as a percentage of net sales was relatively consistent period over period at 12 percent and 11 percent for the nine months ended September 30, 2023 and 2022, respectively. The decline in SG&A expenses for the nine months ended September 30, 2023 as compared with the same period of the prior year was primarily due to lower stranded costs related to the M&M divestiture, lower personnel related expenses, lower bad debt expense and currency fluctuations.

Amortization of Intangibles
Amortization of intangibles was $155 million in the third quarter of 2023, up from $146 million in the third quarter of 2022. In the first nine months of 2023, amortization of intangibles was $448 million, up from $447 million in the same period of the prior year. The increase for the three and nine months ended September 30, 2023 as compared with the same period of the prior year was primarily due to the Spectrum Acquisition and currency fluctuations.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $8 million in the third quarter of 2023, up from zero charges in the third quarter of 2022. The activity in the third quarter of 2023 is primarily related to the 2022 Restructuring Program.

In the first nine months of 2023, restructuring and asset related charges - net were $39 million, down from $101 million in the same period last year. The activity for the nine months of 2023 is primarily related to the 2022 Restructuring Program. The activity for the first nine months of 2022 includes a $94 million impairment charge related to an equity method investment.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $9 million related to continuing operations for the three months ended September 30, 2023 and recorded costs of $7 million for the three months ended September 30, 2022. In the first nine months of 2023, acquisition, integration and separation costs were $15 million, down from $28 million in the same period of the prior year. For the three and nine months ended September 30, 2023, these costs were primarily associated with the Spectrum Acquisition. Comparatively, for three and nine months ended September 30, 2022, these costs were primarily associated with the divestiture of the Biomaterials business unit and the terminated agreement to acquire the outstanding shares of Rogers Corporation.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $11 million in the third quarter of 2023, down from $16 million in the third quarter of 2022. In the first nine months of 2023, the Company's share of the earnings of nonconsolidated affiliates was $40 million, down from $62 million in the first nine months of 2022. The 2022 earnings of equity affiliates includes a joint venture that was part of the divestiture of the Biomaterial division.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the third quarter of 2023 was income of $55 million compared with income of $26 million in the third quarter of 2022. The third quarter of 2023 primarily related to interest income of $34 million and foreign currency exchange gains of $17 million. The third quarter of 2022 included income related to non-operating pension and other post-employment benefit credits of $7 million, interest income of $5 million, a $6 million adjustment to gain on prior divestitures and foreign currency exchange gains of $5 million.

In the first nine months of 2023, sundry income (expense) - net was income of $112 million compared with income of $123 million in the first nine months of 2022. The first nine months of 2023 included interest income of $132 million, partially offset by foreign currency exchange losses of $31 million. The first nine months of 2022 included benefits related to income related to non-operating pension and other post-employment benefit credits of $20 million, net gain on the sale of the Biomaterials business unit of $26 million and $37 million related to the sale of a land use right within the Water & Protection segment.

Interest Expense
Interest expense was $102 million and $128 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $295 million and $370 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in interest expense from the prior year is primarily due to the redemption of $2.5 billion fixed-rate long-term senior unsecured notes due 2023 in November 2022.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2023 was 28.7 percent, compared with an effective tax rate of 27.9 percent for the third quarter of 2022. The higher effective tax rate for the third quarter of 2023 was due to the geographic mix of earnings offset by the U.S. taxation of foreign operations. For the first nine months of 2023, the effective tax rate on continuing operations was 25.6 percent, compared with 23.8 percent for the first nine months of 2022. The effective tax rate for the first nine months of 2023 was primarily due to a geographic mix of earnings. The lower effective tax rate for the first nine months of 2022 principally resulted from the recognition of a $94 million impairment charge of an equity method investment which resulted in a tax benefit of $29 million.

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

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company will no longer incur upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestiture, and for which it is and will be reimbursed (“Future Reimbursable Indirect Costs”). In addition, a portion of these indirect costs relates to activities the Company will perform post the close of the Delrin® Divestiture and for which it will be reimbursed. Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum is part of the Electronics & Industrial segment.

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

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, medical devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, flexible packaging products, plastic and silicone extrusions, medical silicones and specialty lubricants.

Electronics & Industrial	Three Months Ended		Nine Months Ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$1,368	$1,511	$3,976	$4,574
Operating EBITDA	$383	$473	$1,094	$1,429
Equity earnings	$3	$7	$11	$26

Electronics & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2023	September 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	1%
Currency	—	(1)
Volume	(12)	(13)
Portfolio & other	4	—
Total	(9)%	(13)%

Electronics & Industrial net sales were $1,368 million for the three months ended September 30, 2023, down 9 percent from $1,511 million for the three months ended September 30, 2022. Net sales decreased due to a 12 percent volume decline and a 1 percent decrease in local price and product mix, partially offset by a 4 percent increase in portfolio. Volume declines in Semiconductor Technologies were driven by the continuation of inventory destocking and reduced semiconductor fab utilization rates due to ongoing consumer electronics demand weakness, led by China. Volume declines in Interconnect Solutions related to decreased spending on consumer electronics including a continued slow recovery in China and channel inventory destocking. Within Industrial Solutions, volume declines were driven by channel inventory destocking within biopharma markets and continued lower demand in electronics-related markets, slightly offset by increased demand for OLED materials. The portfolio impact primarily reflects the acquisition of Spectrum.

Operating EBITDA was $383 million for the three months ended September 30, 2023, down 19 percent compared with $473 million for the three months ended September 30, 2022, primarily due to decreased sales volumes and the impact of reduced production rates slightly offset by lower input costs and the earnings associated with Spectrum.

Electronics & Industrial net sales were $3,976 million for the nine months ended September 30, 2023, down 13 percent from $4,574 million for the nine months ended September 30, 2022. Net sales decreased due to a 13 percent volume decline and offsetting 1 percent unfavorable currency decrease, partially offset by a 1 percent favorable local price and product mix increase. Volume declines in Semiconductor Technologies were driven by reduced semiconductor fab utilization rates due to ongoing consumer electronics demand weakness, led by China, and channel inventory destocking. Volume declines in Interconnect Solutions related to decreased spending on consumer electronics including a continued slow recovery in China and channel inventory destocking. Within Industrial Solutions, volume declines were driven by lower demand in electronics-related and advanced printing applications and channel inventory destocking within biopharma markets, partially offset by volume gains in aerospace and automotive. Local price and product mix gains in Semiconductor Technologies and Industrial Solutions are a result of actions taken to offset cost inflation were partially offset by declines in Interconnect Solutions. Unfavorable currency impact is driven by the Chinese Yuan and the Japanese Yen.

Operating EBITDA was $1,094 million for the nine months ended September 30, 2023, down 23 percent compared with $1,429 million for the nine months ended September 30, 2022, primarily due to decreased sales volumes and the impact of reduced production rates.

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

Water & Protection	Three Months Ended		Nine Months Ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$1,413	$1,534	$4,356	$4,460
Operating EBITDA	$362	$382	$1,074	$1,071
Equity earnings	$8	$9	$29	$31

Water & Protection	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2023	September 30, 2023
Change in Net Sales from Prior Period due to:
Local price & product mix	1%	4%
Currency	—	(1)
Volume	(9)	(5)
Portfolio & other	—	—
Total	(8)%	(2)%

Water & Protection net sales were $1,413 million for the three months ended September 30, 2023, down 8 percent from $1,534 million for the three months ended September 30, 2022. The net sales decreased due to a 9 percent decline in volume partially offset by a 1 percent increase in local price. Volume declines within Safety Solutions due to a broad-based slowdown driven by aerospace, personal protection and defense markets. Shelter Solutions volume declines driven by continued weak demand in construction markets including channel inventory destocking. Water Solutions volume declines within Reverse Osmosis and Ultrafiltration were primarily due to weaker industrial demand and distributor inventory destocking in China. Local price and product mix gains are the result of broad-based actions taken in 2022 across all lines of business to offset cost inflation.

Operating EBITDA was $362 million for the three months ended September 30, 2023, down 5 percent compared with $382 million for the three months ended September 30, 2022, driven by decreased sales volumes partially offset by the impact of net pricing gains.

Water & Protection net sales were $4,356 million for the nine months ended September 30, 2023, down 2 percent from $4,460 million for the nine months ended September 30, 2022. Net sales decreased due a 5 percent decline in volume and a 1 percent unfavorable currency impact, partially offset by a 4 percent increase in local price. Volume declines were primarily driven by Shelter Solutions as a result of continued weak demand in construction markets, including channel inventory destocking, and to a much lesser extent within Safety Solutions related to weak demand in personal protection and commodity markets. These declines were slightly offset by volume gains in Water Solutions driven by Ion Exchange Resins and Systems. Local price and product mix gains are the result of broad-based actions taken in 2022 across all lines of business to offset cost inflation.

Operating EBITDA was $1,074 million for the nine months ended September 30, 2023, flat from $1,071 million for the nine months ended September 30, 2022, driven by net pricing gains, which were offset by lower volumes and unfavorable currency impacts driven by the Chinese Yuan and the Japanese Yen.

CORPORATE AND OTHER
Corporate & Other includes sales and activity of the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, (the "Retained Businesses"). The results of Corporate & Other for the nine months ended September 30, 2022 also includes the sales and activity of the Biomaterials business unit through its divestiture in May 2022. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. Related to the M&M Divestitures, Corporate & Other includes Future Reimbursable Indirect Costs.

Corporate & Other	Three Months Ended		Nine Months Ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$277	$272	$838	$879
Operating EBITDA	$30	$1	$59	$3
Equity earnings	$—	$—	$—	$5

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2022 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2023.

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

In millions	September 30, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$1,338	$4,964
Total debt	$8,215	$8,074

The Company's cash, cash equivalents and marketable securities at September 30, 2023 and December 31, 2022 were $1.3 billion and $5.0 billion, respectively, of which approximately $1.2 billion at both September 30, 2023 and December 31, 2022 were held by subsidiaries in foreign countries, including United States territories. The balance in cash and cash equivalents held by subsidiaries in foreign countries is due to cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash, cash equivalents and marketable securities.

Total debt at September 30, 2023 and December 31, 2022 was $8.2 billion and $8.1 billion, respectively. The increase was primarily due to the increase in commercial paper issuances partially offset by the mark-to-market impact of interest rate swap.

As of September 30, 2023, the Company is contractually obligated to make future cash payments of $8.2 billion and $5.1 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $300 million will be due in the next twelve months, and the remainder will be due subsequent to September 30, 2024. Related to interest, $399 million will be due in the next twelve months, and the remainder will be due subsequent to September 30, 2024.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility will be used for general corporate purposes. There were no drawdowns of the facility during the nine month period ended September 30, 2023.

Commercial Paper
At September 30, 2023, the Company had $175 million issuances outstanding of commercial paper, none at December 31, 2022. The Company’s issuance under the Commercial Paper Program was used for general corporate purposes.

Water District Settlement Agreement
On July 10, 2023, the Water District Settlement Agreement was submitted to the Court for preliminary approval together with a motion seeking certification of the proposed settlement class. On August 22, 2023, the Court provided preliminary approval of the agreement. At the time of preliminary approval DuPont was obligated to contribute about $400 million to a Qualified Settlement Fund (the “Water District Settlement Fund”). The Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make the contribution to the Water District Settlement Fund. The $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as "Restricted cash and cash equivalents" on the Condensed Consolidated Balance sheets. Final Court approval of the settlement is expected around six months after the preliminary approval. Upon Final Court approval the settlement will be reflected as a cash outflow within cash flows from discontinued operations.

See Note 14 to the interim Consolidated Financial Statement for additional information.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (“Spectrum Acquisition”) for a net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. The Company utilized existing cash balances to complete the acquisition.

Delrin® Divestiture
On November 1, 2023, DuPont completed the previously announced divestiture of 80.1 percent ownership interest in the Delrin® business to TJC LP ("TJC"). See Note 22 to the interim Consolidated Financial Statements for additional information.

Share Buyback Programs
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). The $5B Share Buyback Program expires on June 30, 2024, unless extended or shortened by the Board of Directors.

In the fourth quarter 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with three financial counterparties (the "$3.25B ASR Transaction"). DuPont paid with cash on hand an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The $3.25B ASR Transaction was completed during the third quarter 2023 with DuPont receiving and retiring an additional 8.0 million shares of DuPont common stock. In connection with the completion the remaining $613 million was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2.0 billion of common stock (the "$2B ASR Transaction"). DuPont paid an aggregate of $2.0 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. The remaining $400 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity. The $2B ASR Transaction was funded with cash on hand and will expire in February 2024. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the $2B ASR Transaction, less an agreed upon discount. The completion of the $2B ASR Transaction will effectively complete the $5B Share Buyback Program and the Company's stock repurchase authorization.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At October 31, 2023, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The $1B 364-Day Revolving Credit Facility contains a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2023, the Company was in compliance with this financial covenant.

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

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2023	September 30, 2022
Cash provided by (used for) from continuing operations:
Operating activities	$1,545	$1,064
Investing activities	$(919)	$(129)
Financing activities	$(2,359)	$(461)
Cash used in discontinued operations	$(236)	$(425)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(56)	$(191)

Cash Flows from Operating Activities - Continuing Operations
In the first nine months of 2023, cash provided by operating activities of continuing operations was $1,545 million, compared with $1,064 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily due to higher credit for deferred income tax and other tax related items and the release of cash from accounts and notes receivable and inventory partially offset by lower net income and cash used by accounts payable and other assets and liabilities.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital [1]	September 30, 2023	December 31, 2022
In millions (except ratio)
Current assets [2]	$6,621	$9,979
Current liabilities	3,551	3,587
Net working capital	$3,070	$6,392
Current ratio	1.86:1	2.78:1
1.Net working capital has been presented to exclude the assets and liabilities related to the Delrin® Divestiture. The assets and liabilities related to the Delrin® Divestiture are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.
2.The decrease in Current assets from December 31, 2022 to September 30,2023 is primarily related to activity within Cash and cash equivalents, as discussed within the preceding disclosures in the Liquidity & Capital Resources section above.

Cash Flows from Investing Activities - Continuing Operations
In the first nine months of 2023, cash used for investing activities of continuing operations was $919 million, compared with $129 million in the first nine months of 2022. The increase in cash used for investing activities of continuing operations is primarily attributable to the cash paid for the Spectrum acquisition and the absence of cash proceeds from the sale of businesses partially offset by the increase in cash provided by proceeds from sales and maturities of investments.

Cash Flows from Financing Activities - Continuing Operations
In the first nine months of 2023, cash used for financing activities of continuing operations was $2,359 million compared with $461 million in the same period last year. The increase in cash used for financing activities of continuing operations is primarily attributable to the purchase of common stock for the new $2 billion accelerated share repurchase transaction and lower cash provided by short-term borrowings. See Note 18 to the interim Consolidated Financial Statements for more information.

Cash Flows from Discontinued Operations
In the first nine months of 2023, cash used from discontinued operations was $236 million compared with $425 million in the same period last year. The cash used from discontinued operations includes MOU activity, refer to Note 4 to the interim Consolidated Financial Statements for additional information. For the nine months ended September 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, present the financial results of the M&M Businesses as discontinued operations.

Dividends
On February 6, 2023, the Board of Directors declared a first quarter 2023 dividend of $0.36 per share, paid on March 15, 2023, to shareholders of record on February 28, 2023.

On April 19, 2023, the Board of Directors declared a second quarter 2023 dividend of $0.36 per share, paid on June 15, 2023, to shareholders of record on May 31, 2023.

On June 27, 2023, the Board of Directors declared a third quarter dividend of $0.36 per share paid on September 15, 2023, to shareholders of record on July 31, 2023.

On October 17, 2023, the Company announced that its Board declared a fourth quarter dividend of $0.36 per share payable on December 15, 2023, to shareholders of record on November 30, 2023.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $19 million by year-end 2023 to pension and other post-employment benefit plans, including plans held in discontinued operations. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). As a result in the fourth quarter 2022, the Company recorded pre-tax restructuring charges of $93 million inception to date, comprised of $80 million of severance and related benefit costs and $13 million of asset related charges. At September 30, 2023, total liabilities related to the 2022 Restructuring Program were $42 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2023.

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

As of September 30, 2023, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expired on March 31, 2023, (the “2022 Share Buyback Program”). In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program").

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$3.25 Billion ASR Transaction
July	—	$—	—	$—
August	—	—	—	—
September [1]	8,015,807	$69.65	8,015,807	—
Third Quarter 2023	8,015,807	$69.65	8,015,807	$—
$2.0 Billion ASR Transaction
July	—	$—	—	$2,000
August	—	—	—	2,000
September [2]	21,222,975	$75.39	21,222,975	—
Third Quarter 2023	21,222,975	$75.39	21,222,975	$—
Total Third Quarter 2023	29,238,782		29,238,782
1. In November 2022, DuPont entered into accelerated share repurchase agreements (the "$3.25B ASR Transaction") with each of three financial institutions, with $250 million of such repurchases under the 2022 Share Buyback Program and the remaining $3 billion under the $5B Share Buyback Program. In accordance with the terms of the $3.25B ASR Transaction, DuPont received initial deliveries in November 2022 of 38.8 million shares of common stock in the aggregate. On September 1, 5 and 6, 2023, the final $8.0 million shares were received and retired for a total of 46.8 million shares based on the volume-weighted average stock price for DuPont common stock during the terms of the $3.25B ASR Transaction, less an agreed upon discount. The average price paid per share in the table above was determined with reference to the volume-weighted average price ("VWAP") of DuPont shares for the $3 billion under the $5B Share Buyback Program. The VWAP less the discount price of the DuPont shares over the term of the $3.25B ASR transaction was $69.44. See Note 16 to the interim Consolidated Financial Statements for additional information.
2. In September 2023, DuPont entered into accelerated share repurchase agreements (the "$2B ASR Transaction") with each of three financial institutions to repurchase an aggregate of $2 billion of common stock, under the $5B Share Buyback Program. On September 8, 2023, DuPont received initial deliveries of 21.2 million shares of common stock in the aggregate. See Note 16 to the interim Consolidated Financial Statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed March 30, 2023.
10.1**†	Settlement Agreement, dated June 30, 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc. and representatives of certain U.S. public water systems as set out therein, incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed June 30, 2023.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: November 2, 2023

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware