Form 10-K
period 2023-12-31
DuPont de Nemours, Inc.
filed 2024-02-15
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $33 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 417,582,864 shares of common stock, $0.01 par value, outstanding at February 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2023

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

FORWARD-LOOKING STATEMENTS
This communication contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target," “stabilization,” “confident,” “preliminary,” “initial,” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding outlook.

Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements. Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the possibility that the Company may fail to realize the anticipated benefits of the $1 billion share repurchase program announced on February 6, 2024 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2025; (ii) risks and uncertainties related to the settlement agreement concerning PFAS liabilities reached June 2023 with plaintiff water utilities by Chemours, Corteva, EIDP and DuPont; (iii) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals; (iv) ability to achieve anticipated tax treatments in connection with completed and future, if any, divestitures, mergers, acquisitions and other portfolio changes actions and impact of changes in relevant tax and other laws; (v) indemnification of certain legacy liabilities; (vi) failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (vii) risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs from, among other events, pandemics and responsive actions; timing and recovery from demand declines in consumer-facing markets, including in China; adverse changes in worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions; and other factors beyond the Company's control, including inflation, recession, military conflicts, natural and other disasters or weather related events, that impact the operations of the Company, its customers and/or suppliers; (viii) ability to offset increases in cost of inputs, including raw materials, energy and logistics; (ix) risks associated with demand and market conditions in the semiconductor industry and associated end markets, including from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology; (x) risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; and (xi) other risks to DuPont's business and operations, including the risk of impairment; each as further discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary TDCC (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary EID, (the “Corteva Distribution and together with the Dow Distribution, the “DWDP Distributions”). Effective January 1, 2023, Corteva’s subsidiary EID changed its name to EIDP, Inc. (“EIDP”), and therefore references to EID reflect this name change as appropriate.

DuPont is a global innovation leader with technology-based materials and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, construction, water, healthcare and worker safety. At December 31, 2023, the Company has subsidiaries in about 50 countries worldwide and manufacturing operations in about 24 countries. See Note 23 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

Significant Transformational Divestitures
On February 1, 2021, the Company completed the divestiture of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”) that resulted in IFF issuing shares to DuPont stockholders. See Note 4 to the Consolidated Financial Statements for more information.

On February 18, 2022, the Company announced that it had entered an agreement on February 17, 2022, (the "Transaction Agreement") with Celanese Corporation ("Celanese") for divestiture of the majority of DuPont’s historic Mobility & Materials (“M&M”) segment, (the “M&M Divestiture”). The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product line, which were part of the historic M&M segment, are referred to as the "Retained Businesses". On November 1, 2022, DuPont and Celanese completed the M&M Divestiture and DuPont received cash proceeds of $11 billion which was subject to transaction adjustments in accordance with the Transaction Agreement. See Note 4 to the Consolidated Financial Statements for more information.

As part of its announcement on February 18, 2022 regarding the M&M Divestiture, DuPont also announced the Board of Directors' approval for the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). The Delrin® Divestiture together with the M&M Divestiture, are referred to as the “M&M Divestitures”.

Financial Flexibility and Return of Excess Capital
Following the M&M Divestiture, in November 2022, DuPont redeemed in full $2.5 billion in fixed-rate long term senior unsecured notes due November 2023. In the fourth quarter of 2022, DuPont's Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock, (the "$5B Share Buyback Program”). In the third quarter 2023, the Company completed the repurchase $3.25 billion of its common stock through an accelerated share repurchase (“ASR”) transaction (the “$3.25B ASR Transaction”) with $250 million of such repurchases completing the $1 billion share repurchase program approved in February 2022 (the “2022 Share Buyback Program”) and the remaining $3 billion under the $5B Share Buyback Program.

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). The accelerated repurchase agreements under the $2B ASR Transaction were settled during the first quarter of 2024 and in total the Company repurchased 27.9 million shares under the transaction. The completion of the $2B ASR Transaction completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

Subsequent to year end, in the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Program”). Under the $1B Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors.

Subsequent to year end, in the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock. DuPont received initial deliveries in February 2024 of 6 million shares of common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR agreement, less an agreed upon discount. Final settlement is expected in the second quarter 2024.

Targeted Acquisitions
On July 1, 2021, DuPont completed the acquisition of the Laird Performance Materials business (the “Laird PM Acquisition”) from Advent International. which was integrated into Interconnect Solutions within the Electronics & Industrial segment.

On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”) which is onboarding into Industrial Solutions within the Electronics & Industrial segment. See Note 3 to the Consolidated Financial Statements for more information.

BASIS OF PRESENTATION
The M&M Divestitures represent a strategic shift with a related major impact on DuPont's operations and results.

Beginning in and subsequent to the second quarter of 2023, the Company has elected to segregate the cash flows from discontinued operations from the cash flows from continuing operations in accordance with ASC 230, Statement of Cash Flows. The Consolidated Statements of Cash Flows have been recast for all periods to reflect the change in presentation.

The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2023 and 2022, the results of operations of DuPont for the years ended December 31, 2023, 2022 and 2021, and the Consolidated Statements of Cash Flows giving effect to the M&M Divestitures and the N&B Transaction as if each had occurred on January 1, 2021, with the historical financial results of the businesses divested as part of the M&M Divestitures (the "M&M Businesses") and the N&B Transaction reflected as discontinued operations, as applicable. The comprehensive income related to the M&M Businesses and the N&B business have not been segregated and are included in the Consolidated Statements of Comprehensive Income, for the year ended December 31, 2023, 2022 and 2021, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses or N&B.

SEGMENT INFORMATION
The revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. The Retained Businesses are not included in the scope of the M&M Divestitures and are included in Corporate & Other.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in this annual report for additional information concerning the Company’s operating segments.

ELECTRONICS & INDUSTRIAL
Electronics & Industrial is a leading global provider of differentiated materials and component solutions for high performance computing, 5G, electric vehicles ("EV"), a broad range of consumer electronics including mobile devices, television monitors, personal computers and a variety of other industries including aerospace, defense, transportation, healthcare and medical devices. The segment supplies industry leading materials and solutions for the fabrication of semiconductors and integrated circuits addressing multiple steps of the manufacturing process. The segment offers a broad portfolio of semiconductor and advanced packaging materials, providing chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for advanced chip packaging; along with silicones for light emitting diode ("LED") packaging and semiconductor applications. Electronics & Industrial also provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials and innovative metallization processes for metal finishing, decorative, and industrial applications and provides high-performance electromagnetic shielding and thermal management solutions. Since the acquisition of Spectrum, Electronics & Industrial also produces specialty medical devices. Electronics & Industrial is a leading global supplier in the packaging graphics industry providing photopolymer plates and platemaking systems used in flexographic printing and digital inks for textile, commercial and home-office printing applications. The segment also provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED") and other display applications. In addition, the segment produces high performance parts and specialty silicone elastomers and lubricants to meet customer specifications in automotive, aerospace, electronics, industrial and healthcare markets. Electronics & Industrial addresses these markets by leveraging a strong science and technology base and customer-driven application engineering capabilities to provide the critical materials and solutions for creating a more connected and digital world.

Acquisitions & Divestitures
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group from AEA Investors. Spectrum is a recognized leader in advanced manufacturing of specialty medical devices and components with a strategic focus on key therapeutic areas such as structural heart, electrophysiology, surgical robotics and cardiovascular. Spectrum is presented within the Industrial Solutions business.

On July 1, 2021, the Company completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International. Laird PM is a leader in high-performance electromagnetic shielding and thermal management solutions. Laird PM is presented within the Interconnect Solutions business.

Details on Electronics & Industrial's 2023 net sales, by major product line and geographic region, are as follows:

Products
Major applications/market segments and technologies are listed below by major product line:

Major Product Line	Applications/Market Segments	Technologies
Semiconductor Technologies	Integrated circuit fabrication for memory and logic semiconductors	CMP consumables, photolithography materials, semiconductor fabrication materials, fabrication cleaners and removers, advanced chip packaging materials and thermal management materials
Interconnect Solutions	Printed circuit board, electronic and industrial finishing	Circuit packaging film and laminate materials, interconnect metallization and imaging process chemistries, dry film photoresists, polyimide films, flexible circuit materials, electromagnetic shielding and thermal management materials
Industrial Solutions [1]	Flexographic printing and inkjet printing, display materials, high performance parts and specialty silicones for automotive, aerospace, electronics, industrial, healthcare and medical device markets	Flexographic printing plates and materials, digital inks, OLED and other display process materials, LED encapsulants, perfluoroelastomer and polyimide parts and shapes, and specialty silicone elastomers and lubricants

1. Spectrum, a recently acquired component of the Electronics & Industrial Segment, has been included within the Industrial Solutions business.

Key Raw Materials
The major commodities, raw materials and supplies for the Electronics & Industrial segment include: p-acetoxystyrene, monomers, pigments and dyes, styrenic block copolymers, copper foil, diglycolamine, hydroxylamine, filler alumina, nickel silver, oxydianiline, palladium, photoactive compounds, polyester and other polymer films, polyethylene resins, polyurethane resins, polyvinyl chloride compounds, pyromellitic dianhydride and silicones.

Current and Future Investments
The Company invested approximately $70 million in its Electronics & Industrial segment to build new production assets at a Newark, Delaware plant to expand the production of KALREZ® perfluoroelastomer parts to meet global customer demand from the semiconductor and industrials sectors. The new assets were fully operational as of November 2023.

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

Innovation is the business imperative. By uniting market-driven science and engineering with the strength of highly regarded brands including KEVLAR® high-strength material, NOMEX® thermal-resistant material, CORIAN® solid surfaces, TYVEK® selective barriers, FILMTEC™ reverse osmosis elements, AMBERLITE™ ion exchange resins, STYROFOAM™ insulation and GREAT STUFF™ insulating foam sealants, the segment strives to bring new products and solutions to solve customers' needs faster, better and more cost effectively. Water & Protection is investing in future growth initiatives such as water management solutions, construction productivity solutions, high strength and light weighting composite solutions and circular ecosystem / zero waste solutions.

Details on Water & Protection's 2023 net sales, by major product line and geographic region, are as follows:

Products
Major applications and products are listed below by major product line:

Major Product Line	Applications / Market Segments	Major Products / Technologies
Safety Solutions	Industrial personnel protection, military and emergency response, medical devices and packaging, automotive, aerospace and oil and gas	KEVLAR® fiber; NOMEX® fiber and paper; TYVEK® protective materials; TYCHEM® protective suits
Shelter Solutions	Rigid and spray foam insulation, weatherization, waterproofing and air sealing, caulks and sealants, roof coatings and decorative surface materials	STYROFOAM™ brand insulation products, THERMAX™ exterior insulation, XENERGY™ high performance insulation, LIQUIDARMOR™ flashing and sealant, GREAT STUFF™ insulating foam sealants and adhesives, CORIAN® design solid and quartz surfaces, TYVEK® weather resistant barriers
Water Solutions	Water filtration and purification technology for residential, municipal and industrial use. Key industries include municipal drinking water and wastewater, power generation, microelectronics, pharmaceuticals, food and beverage, industrial wastewater reuse, metals and mining and oil and gas segments
AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements, INTEGRAFLUX™ ultrafiltration modules, FORTILIFE™ challenging water reverse osmosis membranes and TAPTEC™ water filtration and purification for drinking water in homes and commercial buildings

Key Raw Materials
The major commodities, raw materials and supplies for the Water & Protection segment include: methyl methacrylate, alumina trihydrate, methyl pentanediol, styrene, polysulfone, Terephthaloyl- & Isophthaloyl- chloride, high-density polyethylene, polyethylene, aniline, calcium chloride, divinyl benzene monomers caustic and sulfuric acid.

Current and Future Investments
The Company previously announced plans to invest more than $400 million in Water & Protection to increase capacity for the manufacture of TYVEK® nonwoven materials at its Luxembourg site due to growing global demand. Start up and scaling for the new TYVEK® operating line began in the first quarter of 2024.

CORPORATE & OTHER
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines.

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and costs which the Company stopped incurring upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestiture, and for which it is reimbursed by Celanese, (“Future Reimbursable Indirect Costs”). In addition, a portion of these indirect costs relate to activities the Company is contractually obligated under the separation agreements to continue to perform post the close of the Delrin® Divestiture and for which it is being reimbursed by the divested Delrin® business. Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

Corporate & Other includes Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of certain divested businesses including the operations of Biomaterials, Clean Technologies and Solamet® business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

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

SIGNIFICANT CUSTOMERS AND COMPETITION
In 2023, no significant portion of the Company's sales was dependent upon a single customer. The markets in which the Company participates compete primarily through technology, range of products and services, performance, quality, reliability, brand, reputation, service and support. The Company provides extensive support, technical services and testing services for its customers, in addition to new product development. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, customer intimacy, global manufacturing capability and local service capability enable it to compete successfully.

DuPont is a multi-industrial company and is subject to competition across all product and service areas. Key competitors include but are not limited to:
•Electronics & Industrial: Element Solutions, Entegris, Henkel, JSR, Merck KGaA, MKS Instruments, Parker Hannifin, and TOK.
•Water & Protection: 3M, Honeywell, Hydranautics, Kingspan, Kolan, Lanxess, LG Chem, Owens-Corning, Ecolab, Avient, Toray, Teijin, and Yantai.

Against this competitive backdrop, value-in-use is the primary driver of price for the Company’s products, although price is impacted by many factors including, among others, fluctuations in supply and demand, and availability and cost of key manufacturing inputs including raw materials and energy.

SOURCES AND AVAILABILITY OF MAJOR RAW MATERIALS
In 2023, DuPont continued to experience the impact of continued demand declines in consumer facing markets, channel inventory destocking and slower industrial demand in China. Prices are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions and inflationary cost pressures. The Company actively works to mitigate impacts of widespread supply chain and logistics issues.

DISTRIBUTION
Most products are marketed primarily through the Company's sales organization, although for some product lines, more emphasis is placed on sales through distributors. The Company has a diverse worldwide network which markets and distributes the Company's brands to customers globally. This network consists of the Company's sales and marketing organization partnering with distributors, independent retailers, cooperatives and agents throughout the world.

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

The protection afforded by patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country and type of patent protection. The term of these patents is approximately twenty years from the filing date in general, but varies depending on country and type of patent protection. DuPont's significant patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2023, the Company owned about 12,700 patents and patent applications globally. Approximately 78 percent of the Company’s patent estate has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or the product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

ENVIRONMENTAL REGULATORY MATTERS
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. For more information see: (1) Environmental Proceedings on page 27, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35, (3) Notes 1 and 16 to the Consolidated Financial Statements.

ENVIRONMENTAL SOCIAL AND GOVERNANCE (ESG)
DuPont’s purpose is to empower the world with the essential innovations to thrive. The Company operates within four core values of protecting safety and health; respect for people; conduct in accordance with the highest ethical behavior; and protecting the planet. DuPont’s sustainability strategy is focused on driving innovations to create sustainable solutions that help address the most pressing challenges facing society and the planet; enhancing the sustainability of its operations and facilities; and protecting the health and well-being of its employees and communities. In 2019, DuPont announced its 2030 Sustainability Goals, including its Acting on Climate Goal - to reduce greenhouse gas (GHG) emissions measured from a base year of 2019 and deliver carbon neutral operations by 2050. In the second quarter 2023, DuPont announced it had strengthened its climate goals. Additional information about DuPont's sustainability strategy and 2030 Goals can be found on its website as discussed below and in several areas of this report, including: Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35.

Information about DuPont’s ESG-related policies, programs, initiatives and goals is available under Sustainability in the About Us section of its website. The Company’s 2023 Sustainability Report, which is aligned to the Global Reporting Initiative (“GRI”) Standards and the Sustainability Accounting Standards Board ("SASB") frameworks, includes information based on the businesses and facilities owned and operated by the Company during the calendar year 2022. As such, the 2023 Sustainability Report, and certain other information under Sustainability, do not reflect and have not been adjusted to reflect, among other things, the Delrin® Divestiture.

The 2023 Sustainability Report includes discussion of the Company’s approach to ESG governance which is overseen by the Company’s Board of Directors. In 2022 the Company took further actions to further align its governance and enterprise risk management practices around climate-related risks with the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).

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

The Company is committed to upholding a workplace culture that prioritizes the wellbeing and fulfillment of our employees and strongly believes that this approach not only aligns with our values but also positively impacts our long-term performance. To ensure that we are consistently fulfilling this commitment, we regularly gather feedback from our colleagues and analyze our progress. Annually, an enterprise-wide engagement survey is conducted, which provides insight into employee morale and aspects of workplace culture like core values, commitment to ethical behavior, teamwork and employee development.

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

The Company is committed to ensuring equal opportunity for growth and fulfillment for its employees and to positively impacting communities in which it operates. The Company’s employee-led Employee Resource Groups (“ERGs”) help cultivate a culture of acceptance where employees feel not only accepted, but celebrated, at every level. ERGs are open to everyone, people who share a common affinity and their allies. As of December 31, 2023, the Company has eight corporate ERGs - DuPont Black Employees Network, DuPont Asian Group, DuPont Pride Network, DuPont Latin Network, DuPont Women’s Network, DuPont Veterans Network, DuPont Early Career Network, and DuPont Persons with Disabilities and Allies - all of which have regional and local chapters through the Company. Each group is actively sponsored by senior leadership, helping model and promote inclusive values and behaviors. The Company also offers DE&I tools and resources to educate managers and employees on cultivating and maintaining an inclusive work environment. These resources include networking and mentoring practices, and opportunities for participation in external conferences and events, among others. Annual DE&I Awards celebrate individuals and teams that are making a difference in the work environment and help inspire further actions.

Organizational culture is only as strong and resilient as its leaders; therefore, DuPont invests in leadership development. DuPont provides programming, including programming with bespoke curriculum, assessment and coaching, to give leaders the skills and tools they need to support our employees through balanced leadership. Annually, our senior leadership is asked to identify key talent with aspiration and high potential to develop into advanced levels of leadership.

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

As of December 31, 2023, the Company employed approximately 24,000 people worldwide. Approximately 33 percent of employees were in Asia Pacific, 17 percent were in the EMEA, 3 percent were in Latin America and 47 percent were in the U.S and Canada. Within the United States, about 5,000 employees were in non-exempt or hourly-rate positions.

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

Risks Relating to the M&M Divestitures, N&B Transaction and the Dow and Corteva Distributions

DuPont could incur additional tax liabilities if certain internal transactions undertaken in connection with the completed divestiture of a majority of the Mobility & Materials business to Celanese and divestiture of the Delrin® business to TJC (the "M&M Divestitures"), fail to qualify for their intended tax treatment.
Prior to the closing of the M&M Divestitures, DuPont engaged in certain internal reorganization activities to separate into and to separately align the legal entities holding the M&M Business and the Delrin® business for disposition. DuPont has recognized a tax liability pursuant to these reorganization activities related to the M&M Divestitures. However, if certain of these internal reorganization activities fail to qualify for their intended tax treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities.

The separation and combination of DuPont’s Nutrition & Biosciences business with IFF could result in a significant tax liability to DuPont.
The distribution by DuPont to its stockholders of all the issued and outstanding shares of N&B through the Exchange Offer ("N&B Distribution") and the merger of N&B with a wholly-owned subsidiary of IFF ("N&B Merger") are expected to be tax-free to DuPont stockholders for U.S. federal income tax purposes (except to the extent that cash was paid to DuPont stockholders in lieu of fractional shares pursuant to the N&B Merger Agreement), and the N&B Contribution, defined below, N&B Distribution, and the one-time payment from N&B to DuPont of approximately $7.3 billion ("Special Cash Payment") are expected to result in no recognition of gain or loss by DuPont for U.S. federal income tax purposes.

DuPont received an opinion of counsel and also obtained a private letter ruling from the Internal Revenue Service (the "IRS") regarding certain matters impacting the U.S. federal income tax treatment of the separation and transfer by DuPont of its N&B Business (the “N&B Contribution”), N&B Distribution, Special Cash Payment and certain related transactions. The conclusions of the IRS private letter ruling were based, among other things, on various factual assumptions DuPont authorized and representations DuPont made to the IRS. If any of those assumptions or representations are, or become, inaccurate or incomplete, reliance on the IRS private letter ruling may be affected.

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

Third parties could also seek to hold DuPont responsible for any of the liabilities allocated to Dow and Corteva, including those related to EIDP’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core Agreements, and third parties may seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont is held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation, Environmental Matters and Indemnifications, losses from liabilities related to discontinued and/or divested operations and businesses of EIDP that are not primarily related to its agriculture business or specialty products business, (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Stray Liabilities include liabilities arising out of actions to the extent related to or resulting from EIDP’s development, testing, manufacture or sale of per- or polyfluoroalkyl substances, (“PFAS Stray Liabilities”), that are not otherwise defended and indemnified by Chemours.

At December 31, 2023, the Company has recorded an indemnification liability related to Stray Liabilities. The Company recognizes an indemnification liability when a loss is reasonably probable and can be reasonably estimated. While the Company has established processes and controls over the information to support its accounting for indemnification liabilities with each of Corteva and Dow, the Company is reliant on the accuracy, transparency, completeness and timeliness of information from the applicable party, either Corteva or Dow, that retains direct liability for the underlying matter. Estimating indemnified costs of environmental remediation and compliance activities is particularly difficult since such activities are dependent on the nature of and activity at specific sites; new and evolving analytical, operating and remediation technologies and techniques; agreed action plans; changes in environmental regulations; permissible levels of specific compounds in water, air or soil; enforcement theories and policies, including efforts to recover natural resource damages; and the presence and financial viability of other potentially responsible parties.

At December 31, 2023, the Company had recorded indemnification assets related to Stray Liabilities and other matters. Although the Company believes it is remote, there can be no assurance that any such third-party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third-party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows. See discussion of the Core Agreements in Note 4 to the Consolidated Financial Statements and Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements.

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
Subsequent to year end, in the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Program”). The $1B Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR agreement, less an agreed upon discount. Final settlement is expected in the second quarter of 2024.

Under this or any other future share repurchase programs, DuPont may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The timing and amount of any repurchases, if any, will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after the Company has announced its intention to do so may negatively impact DuPont’s reputation, investor confidence and the price of the Company’s common stock.

The existence of share repurchase programs could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for DuPont stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of DuPont common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

Repurchasing common stock will reduce the amount of cash DuPont has available to fund working capital, capital expenditures, strategic acquisitions or business opportunities and other general corporate requirements, and the Company may fail to realize the anticipated benefits of these share repurchase programs.

Supply chain and operational disruptions, including those as a result of pandemics and climate change, and volatility in energy and raw material costs, could significantly increase costs and expenses, adversely impact the Company’s sales and earnings and impact access to sources of liquidity.
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

Supply chain disruptions, plant and/or power outages, labor shortages and/or strikes, geo-political activity, weather events and natural disasters, including hurricanes or flooding that impact coastal regions, and global health risks or pandemics could seriously harm the Company’s operations as well as the operations of the Company’s customers and suppliers. In addition, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines. To address this risk, generally, the Company seeks to have many sources of supply for key raw materials in order to avoid significant dependence on any one or a few suppliers. In addition, and where the supply market for key raw materials is concentrated, DuPont takes additional steps to manage its exposure to supply chain risk and price fluctuations through, among other things, negotiated long-term contracts some which include minimum purchase obligations. However, there can be no assurance that such mitigation efforts will prevent future difficulty in obtaining sufficient and timely delivery of certain raw materials.

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

DuPont’s manufacturing operations may be adversely affected by impacts of pandemics including government actions and other responsive measures, quarantines and health and availability of essential onsite personnel. DuPont is unable to predict the extent of pandemic related impacts on its business, results of operations, access to sources of liquidity and financial condition which depends on highly uncertain and unpredictable future developments. DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont, when necessary, will take actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the Company may consider further reductions in or furloughing additional operations in response to further and/or deeper declines in demand and/or or supply chain disruptions. There can be no guaranty that such actions would significantly mitigate the impact on the company’s business, results of operations, access to sources of liquidity or financial condition and the Company may experience materially adverse impacts to its business, results of operations and financial condition as a result of related global economic impacts, including inflationary pressures that have occurred and may continue to occur in the future.

The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption or regulation of the Company’s information technology or network systems and storage of information and other business disruptions.
DuPont relies on centralized and local information technology and physical networks and systems, some of which are managed or accessible by third parties, to process, transmit and store electronic information, and to otherwise manage or support its business. Additionally, the Company collects, stores, processes, uses and has access to certain data, including proprietary business and personal information or data that is subject to privacy and security laws, regulations, orders and controls or rules imposed by customer or other contracts. The processing and storage of personal information is increasingly subject to privacy and data security regulations, and many such regulations are country or territory-specific. The interpretation and application of data protection laws in the U.S., Europe, including the EU General Data Protection Regulation, Asia Pacific, Latin America and elsewhere are continuing to evolve and may be different across these jurisdictions. The Company seeks to implement these requirements in a compliant manner. Violations of these laws or standards could result in criminal or civil sanctions, investigations, or enforcement actions. Even the mere allegation of such violations, could harm the Company’s ability to do business, its results of operations, financial position and reputation.

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

Like other major corporations, DuPont is the target of cyber-attacks, from time to time, which include phishing, spam emails, hacking, social engineering, industrial espionage and malicious software. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, risks from previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial. Although, there can be no assurance that DuPont will not suffer such losses in the future.

DuPont has engaged and expects to continue to engage in merger and acquisition activity. As part of preparatory and post-closing integration activities, the Company: (i) conducts a cybersecurity risk threat assessment and when evidence of a breach is uncovered, conducts additional due diligence; (ii) based on the assessment, the Company develops and implements risk mitigation plans if needed and brings the acquisition under the Company’s cyber-attack/breach detection and response programs; and (iii) conducts an internal controls risk and compliance assessment and creates, as needed, responsive action plans intended to mitigate and remediate identified weaknesses in the control environment.

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
In connection with completed acquisitions, DuPont has recorded goodwill and other intangible assets on our balance sheet. As a result of the DWDP Merger and related acquisition method of accounting, EIDP’s assets and liabilities were remeasured and DowDuPont recognized them at fair value. Since certain of the Company's assets, especially those related to the Water & Protection and Electronics and Industrial segment, and those carried at Corporate & Other at December 31, 2023 are heritage EIDP, declines, if any, in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets. Refer to note 14 of the Consolidated Financial Statements for information regarding the goodwill impairment recorded in 2023.

In accordance with US GAAP, at least annually or more frequently if impairment indicators are identified, DuPont must assess both goodwill and indefinite-lived intangible assets for impairment. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. If testing indicates that goodwill or intangible assets are impaired, their carrying values will be written down based on fair values with a charge against earnings. Where DuPont utilizes discounted cash flow methodologies in determining fair values, significant negative industry or economic trends and forecasts (including projected revenue, gross margins, selling, administrative, research and development expenses, capital expenditures, the weighted average cost of capital, the terminal growth rates, and the tax rates), disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or increases in associated discount rates may impair our goodwill and other intangible assets. When DuPont utilizes the market approach in determining fair values, adverse changes in projected EBITDA and derived multiples from comparable market transactions may impair our goodwill. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.

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
Demand for the Company’s products, which impacts revenue and profit margins, will be affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing trends to stay competitive; (iii) changes in customer preferences, order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes and other factors outside of the Company's control; (iv) availability and cost of raw materials and energy, as well as the Company’s ability and success in passing through increases in such costs; (v) levels of economic growth in the geographic and end use markets served by the Company; (vi) changes in buying patterns thought to be temporary destocking could be indicative of loss of market share and (vii) the mega-trends in digital transformation, connectivity, automation and ethics, environmental impact and sustainability driven purchasing decisions.

The demand for product offerings that align with sustainability goals is expected to continue to increase. Customers are seeking products that are made using environmentally sound practices and materials, and which adhere to ethical and human rights standards. Demand for product offerings that are less carbon-intensive or customers determine support their respective sustainability goals (in areas such as Substances of Concern, Circular Economy, Waste, Water, nature/biodiversity, Responsible Procurement, Human Rights) is expected to continue to increase, driven by end-user and customer demand, investor preference, and government legislative and market- and product-specific actions in response to risks created by climate change. Failure to timely react to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice. In addition, the failure to set goals, take actions, make progress and report against, commensurate with relevant market competitors, the Company’s sustainability strategy, could harm the Company’s reputation, and its ability to compete and to attract top talent, and could result in increased investor activism and the deselection of the Company as a partner or supplier of choice.

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

The Company invests resources in technology and its operational assets to satisfy anticipated demand. There is no guarantee that demand will support the Company’s new investments.

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

Competition for employees can be intense. If the Company is unable to successfully integrate, motivate and reward its employees, it may not be able to retain them or attract new employee in the future which could adversely impact the Company’s ability to compete effectively. The Company may be required to increase salary and/or benefits to attract top performers which could significantly increase the Company's costs and adversely impact its results of operations.

Risks Relating to Capital Resources and Liquidity

Changes in the Company’s credit ratings could increase the Company’s cost of borrowing or restrict the Company’s ability to access debt capital markets. The Company’s credit ratings are important to the Company’s cost of capital.
DuPont relies on access to the debt capital markets and other short-term borrowings to finance the Company’s long-term and day-to-day operations. A decrease in the ratings assigned to it by the ratings agencies may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. The major rating agencies will routinely evaluate the Company’s credit profile and assign debt ratings to it. This evaluation is based on a number of factors, which include weighing the Company’s financial strength versus business, industry and financial risk. The addition of further leverage to the Company’s capital structure could impact the Company’s credit ratings. Failure to maintain an investment grade rating at the Company’s current level would adversely affect the Company’s cost of funding and the Company’s results of operations and could adversely affect the Company’s liquidity and access to the capital markets. Any limitation on the Company’s ability to continue to raise money in the debt capital markets could have a substantial negative effect on the Company’s liquidity. If DuPont is unable to generate sufficient cash flow or maintain access to adequate external financing, it could restrict the Company’s current operations, activities under its current and future stock buyback programs, and the Company’s growth opportunities, which could adversely affect the Company’s operating results.

A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to economic, geo-political, foreign exchange and other risks.
DuPont does business globally in about 50 countries. The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 68 percent of net sales on a continuing operations basis for the year ended December 31, 2023. With Asia Pacific as the Company’s largest region by revenue and China as the largest country within the Asia Pacific region and second largest globally by revenue, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:
•exchange control regulations
•fluctuations in foreign exchange rates
•foreign investment laws
•GDP growth rate, especially in the U.S. and China

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. As of the year ended December 31, 2023, the Company’s largest currency exposures are the European euro, Chinese renminbi, Japanese yen, South Korean won and Canadian dollar. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
Trade regulations, policies and disputes can and have increased tariffs, trade barriers, limited the Company’s ability to sell certain products to certain customers, and otherwise impacted the Company’s global supply and distribution chains and research and development activities. In particular, trade tensions between the US and China have led to increased trade restrictions on the semiconductor business, particularly exports to China of US-regulated products and technology, that have affected downstream demand impacting ordering patterns from certain customers of the Semiconductor technologies business. Continuing or expanding trade restrictions or disputes could adversely impact demand for and manufacture, distribution or sale of the Company’s products, and restrict access to certain markets, any of which could have a material adverse effect on the Company’s results of operations and growth prospects. China’s policy to enhance domestic supply in sectors where the Company competes, could impact future demand for the Company’s products.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law in the United States. Among other changes to the Internal Revenue Code of 1986, as amended (the “Code”), the IRA imposes a 15 percent corporate alternative minimum tax on certain corporations (the “CAMT”). Changes in tax laws or regulations, including further regulatory developments in connection with the IRA; multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD) including the OECD's Global Anti-Base Erosion ("GloBE) rules under Pillar Two, which introduces a global minimum corporate tax rate set at 15 percent on multinational enterprises; and the OECD’s, European Commission’s and other major jurisdiction’s heightened interest in and taxation of large multi-national companies, increase tax uncertainty and impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on DuPont’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
Risk Management and Strategy
DuPont has implemented processes for assessing, identifying and managing material risks from cybersecurity threats, which are integrated into the Company’s overall risk management systems and processes. DuPont’s cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and containment. The Company has other policies and procedures which directly or indirectly relate to cybersecurity, including those related to remote access monitoring, encryption standards, antivirus protection, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. The Company also engages third parties in connection with the assessment of its cybersecurity risk management processes against the NIST framework.

DuPont has dedicated Information Technology security professionals that form the DuPont Cyber Incident Response Team (“DCIRT”). The DCIRT is led by our Chief Information Security Officer (“CISO”) and is responsible for the detection and initial assessment of cybersecurity threats and incidents (collectively, “cyber incidents”), whether internal or experienced by significant third-party service providers, using, among other means, third-party software. The DCIRT classifies detected cyber incidents into one of four categories based on potential impact to the functionality of the affected systems, possible or known information involved and recoverability effort. The classification of a cyber incident is designed to allow rapid prioritization, response and escalation. The CISO and the Chief Information Officer (“CIO”) are alerted as to any detected cyber incident that is potentially significant. Incidents are documented for regular internal reporting processes including notations and considerations of related attacks.

The CIO and CISO are required to engage the Cybersecurity Incident Review Committee (“CIRC”), a subcommittee of the DuPont Disclosure Committee, if a cyber incident has materially affected, or is reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. The CIRC is engaged if, in the opinion of the DCIRT, based on information then-available, a cyber incident is, or it is reasonably possible it may be, classified in one of the highest two severity categories discussed above. The CIRC includes membership representation from information technology, legal, finance, investor relations and internal audit and, if appropriate, the impacted business. The CIRC is responsible for performing a materiality assessment, activating the Crisis Management Committee (“CMC”) when applicable, and overseeing the public disclosure of material cybersecurity matters, as appropriate. The CIRC coordinates with the Company’s legal counsel and third parties, such as consultants and legal advisors, as needed. The CMC is a standing committee comprised of senior management and reports to the CEO. In the event the CMC is activated in relation to a cyber incident, the CEO is required by Board adopted policy to notify the Lead Director and any member of the Board of Directors identified as having cybersecurity expertise.

As part of preparatory and post-closing integration activities in connection with merger and acquisition activity, the Company: (i) conducts a cybersecurity risk threat assessment and when evidence of a breach is uncovered, conducts additional due diligence; (ii) based on the assessment, the Company develops and implements risk mitigation plans if needed and brings the acquisition under the Company’s cyber-attack/breach detection and response programs; and (iii) conducts an internal controls risk and compliance assessment and creates, as needed, responsive action plans intended to mitigate and remediate identified weaknesses in the control environment.

DuPont deploys annual cybersecurity training for employees and considers this a critical step in safeguarding the Company’s data and assets. The training provides employees and contractors with a baseline understanding of cybersecurity fundamentals to prevent security breaches and safely identify potential threats. The course includes enhancements to strengthen our defensive stance against the increasing number and sophistication of cyberattacks worldwide and includes interactive modules covering various areas, including insider attacks, phishing and email attacks, preventing malware attacks, data protection, data handling, passwords, cloud and internet security and cybersecurity fundamentals for mobile devices.

Like other major corporations, DuPont is the target of cyber-attacks from time to time. However, risks from previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. For additional information about risks related to cybersecurity, see "The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption of the Company’s information technology or network systems and other business disruptions” in Item 1A. Risk Factors of this Annual Report.

Governance
Roles and Responsibilities
Cybersecurity is an important part of our risk management processes and an area of focus for DuPont’s Board of Directors and management. The CIO and the CISO are primarily responsible for assessing and managing material risks from cybersecurity threats. The CIO has fifteen years of cybersecurity experience, including six years with DuPont, and the CISO has twenty-six years of cybersecurity experience, including one year with DuPont. Each of the CIO and CISO maintain industry recognized credentials relevant to their roles.

The Board, acting through its committee structure, is responsible for overseeing management’s implementation and execution of the risk management process and for coordinating the outcome of reviews by Committees in their respective risk areas. Although each Committee is responsible for overseeing the management of certain risks, the full Board is regularly informed by the Committees about these risks. This helps enable the Board and the Committees to coordinate risk oversight and the relationships among the various risks faced by the Company, including cybersecurity risk.

The full Board is responsible for oversight of cybersecurity risk and receives regular reports from the CIO and the CISO. The CIO and the CISO also present their assessment of material risks from cybersecurity threats to the Board at least annually. The Audit Committee receives periodic reports regarding information technology general controls (“ITGC”) in connection with its oversight of internal control over financial reporting. The impact, if any, of cyber incidents on internal control over financial reporting is also discussed with the full Board. The Nomination and Governance Committee considers cyber expertise in vetting nominees for the Board and recommending Committee appointments, and DuPont’s Board of Directors has determined that one of its independent board members has cybersecurity expertise.

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

The Company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 100 principal sites in total. The number of manufacturing and other significant sites by reportable segment and geographic area around the world at December 31, 2023 is as follows:

Geographic Region	Electronics & Industrial	Water & Protection	Corporate & Other	Total [2]
Asia Pacific	20	10	2	32
EMEA [1]	6	8	2	16
Latin America	4	—	1	5
U.S. & Canada	29	14	8	51
Total	59	32	13	104
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

During 2023 and 2022, the Company paid quarterly dividends on its common stock of $0.36 and $0.33 per share, respectively.

The DuPont Board of Directors on February 5, 2024, declared a first quarter 2024 dividend of $0.38 per share, a 6 percent per share increase versus the first quarter 2023 dividend. The first quarter 2024 dividend is payable on March 15, 2024, to holders of record at the close of business on February 29, 2024. The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company's Board of Directors.

At January 31, 2024, there were 64,151 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock, (the “$5B Share Buyback Program"). For the three months ended December 31, 2023, there were no purchases of the Company’s common stock. At December 31, 2023, there was no remaining buyback authorization.

Stockholder Return
The form of the chart presented below is in accordance with the requirements of the U.S. Securities and Exchange Commission. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. The chart illustrates the cumulative total return of the Company's stock based on a presumed investment of $100 on December 31, 2018 and a presumption that all dividends were reinvested. The historical stock prices of DuPont presented in the chart have been adjusted to reflect the impact of the DWDP Distributions and the Reverse Stock Split. The Company elected to display the closing price on May 31, 2019, the day preceding the Corteva Distribution, in order to provide the reader a more useful baseline for the Company's performance as a specialty products company after consummation of the DWDP Distributions. The chart does not reflect the Company's forecast of future financial performance.

Cumulative Total Return	December 31, 2018	May 31, 2019 [1]	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
DuPont	$100.00	$85.96	$86.18	$97.65	$112.69	$97.60	$111.59
S&P 500	$100.00	$110.74	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Industrials	$100.00	$112.55	$129.37	$143.68	$174.02	$164.49	$194.31
1. Represents the day preceding the Corteva Distribution.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Overview
•Analysis of Operations
•Result of Operations
•Segment Results
•Outlook
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Long-Term Employee Benefits
•Environmental Matters

OVERVIEW
As of December 31, 2023, the Company has $4.4 billion of net working capital and $2.4 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

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

On February 18, 2022, the Company announced that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable of $350 million and acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments related to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Delrin® Divestiture together with the M&M Divestiture (collectively the "M&M Divestitures" and the businesses in scope for the M&M Divestitures collectively the "M&M Businesses") represent a strategic shift that has a major impact on DuPont's operations and results.

The financial position of DuPont as of December 31, 2022 presents the assets and liabilities of the Delrin® Divestiture as held for sale, presented as discontinued operations. The results of operations for the year ended December 31, 2023 present the financial results of the Delrin® Divestiture through the November 1, 2023 transaction date, as discontinued operations. In the comparative period, the results of operations for the years ended December 31, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. For the year ended December 31, 2023, the Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations. In the comparative period, the cash flows for the years ended December 31, 2022 and 2021 present the financial results of the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses have not been segregated and are included in the Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported within the historic Mobility & Materials segment, (the "Retained Businesses") were not included in the scope of the M&M Divestitures. The Retained Businesses are included in Corporate & Other.

Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is being integrated into the Electronics & Industrial segment. The net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. See Note 3 to the Consolidated Financial Statements for additional information.

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

The results of operations of DuPont for all periods presented reflect the historical financial results of N&B as discontinued operations. The comprehensive income related to N&B has not been segregated and are included in the Consolidated Statements of Comprehensive Income for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B. See Note 4 to the Consolidated Financial Statements for additional information.

Laird Performance Materials
On July 1, 2021, DuPont completed the acquisition of Laird Performance Materials ("Laird PM") from Advent International (“Laird PM Acquisition”) for cash consideration of $2.4 billion, which reflects adjustments, primarily for acquired cash and net working capital. Laird PM has been integrated into the Electronic & Industrials segment. See Note 3 to the Consolidated Financial Statements for additional information.

Other Divestitures
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. In May 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other for 2021 and 2022.

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

ANALYSIS OF OPERATIONS
Macroeconomic Conditions
In 2023, DuPont continued to experience the impact of macroeconomic factors primarily involving channel inventory destocking and slower industrial demand in China. The ultimate extent to which these macroeconomic factors will continue to impact DuPont's results is not known.

The global economy has been impacted in recent years by supply chain disruptions and inflationary cost pressures as well as the military conflict between Russia and Ukraine and the COVID-19 pandemic. In 2022, the Company exited substantially all business operations in Russia and the Company does not have operations in the Ukraine. The military conflict in the Ukraine did not have a significant impact on results in 2023. The COVID-19 pandemic is not expected to have a significant impact on the Company's businesses globally in the foreseeable future.

Joint Settlement Agreement
On January 22, 2021, the Company, Corteva, EIDP and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS arising out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of qualified spend (as defined in the MOU) is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of this sharing arrangement, Chemours will bear 50 percent of any qualified spend and the Company and Corteva shall together bear 50 percent of any qualified spend. As of December 31, 2023, the Company has recorded an indemnification liability of $206 million in connection with the cost sharing arrangement related to future eligible PFAS costs.

Total pre-tax charges of $487 million and $96 million related to the MOU are reflected as a loss from discontinued operations for the year ended December 31, 2023 and 2022, respectively, in the Company's Consolidated Statements of Operations.

The pre-tax charges for the year ended December 31, 2023, are primarily driven by the definitive agreement reached in June 2023 by Chemours, Corteva, EIDP and DuPont to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, (the “Water District Settlement Agreement”) for $1.185 billion in cash to be paid to a Qualified Settlement Fund, (the “Water District Settlement Fund”) of which DuPont is responsible for $400 million. DuPont’s $400 million contribution was made in the third quarter 2023 and is reflected in “Restricted cash and cash equivalents “on the Consolidated Balance Sheets as of December 31, 2023. The increase in pre-tax charges also reflects the agreement by Chemours, Corteva and DuPont with the State of Ohio in which the three companies agreed to pay $110 million of which DuPont’s portion is $39 million. The Ohio agreement triggers a supplemental payment of $25 million to the State of Delaware related to an agreement reached in 2021 of which the Company’s portion is $9 million.

See Note 16 of the Consolidated Financial Statements for additional information.

Long-Lived Asset and Indefinite-Lived Asset Impairments
In connection with the M&M Divestitures, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Consolidated Balance Sheets. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Consolidated Balance Sheets. As a result of the analysis the Company recorded an impairment charge of $94 million ($65 million net of tax) in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2023 related to the Electronics & Industrial segment.

See Notes 6 and 14 of the Consolidated Financial Statements for additional information.

Dividends
During 2023, the Board of Directors authorized and paid quarterly dividends of $0.36 per share to shareholders of record in the first, second, third and fourth quarters, respectively.

The DuPont Board of Directors on February 5, 2024 declared a first quarter 2024 dividend of $0.38 per share, a 6 percent per share increase versus the first quarter 2023 dividend, payable on March 15, 2024, to holders of record at the close of business on February 29, 2024.

Share Buyback Program
In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program, with an expiration date in March 2023. At the end of the third quarter 2022, the Company had repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program, with $250 million remaining on the authorization. The remaining $250 million was completed in 2022 as part of the Company's $3.25B ASR Transaction discussed below.

On November 7, 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the "$5B Share Buyback Program") in addition to the $250 million remaining under the Company’s 2022 Share Buyback Program. The new repurchase program expires on June 30, 2024, unless extended or shortened by the Board of Directors. On November 10, 2022, DuPont entered into an accelerated share repurchase ("ASR") transaction with three financial counterparties for the repurchase of an aggregate of approximately $3.25 billion (the "$3.25B ASR Transaction"). In accordance with the terms of the agreements with the counterparties, DuPont received initial deliveries of 38.8 million shares in the aggregate, which were retired immediately and were recorded as a reduction to retained earnings. The $3.25B ASR transaction was funded with cash on hand from the M&M Divestiture. In connection with the completion of the transaction, the remaining $613 million was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter 2023, DuPont entered into an ASR agreement with three financial counterparties to repurchase an aggregate of $2.0 billion of common stock (the "$2B ASR Transaction"). DuPont paid an aggregate of $2.0 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. The remaining $400 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity as of December 31, 2023. Subsequent to year end, in the first quarter of 2024, the accelerated share repurchase agreements under the $2B ASR Transaction were settled. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction to retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

Subsequent to year end, in the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Program”). Under the $1B Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock; DuPont received initial deliveries in February 2024, of 6 million shares of common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR agreement, less an agreed upon discount. Final settlement is expected in the second quarter of 2024.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $21.2 million as a reduction to retained earnings for the year ended December 31, 2023.

In the first quarter of 2021, the Company's Board of Directors authorized a $1.5 billion share buyback program, which expired on June 30, 2022 (the "2021 Share Buyback Program"). In the first quarter of 2022, the Company purchased 5.1 million shares for approximately $375 million, thereby completing the program. At the expiry of the 2021 Share Buyback Program, the Company had repurchased and retired a total of 19.6 million shares for $1.5 billion under the 2021 Share Buyback Program.

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

Restructuring Programs
2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). For the year ended December 31, 2023, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $110 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $80 million of severance and related benefit costs and asset related charges of $30 million. At December 31, 2023, total liabilities related to the 2023-2024 Restructuring Program were $79 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). DuPont recorded pre-tax charges related to the 2022 Restructuring Program in the amount of $96 million inception-to-date, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $82 million of severance and related benefit costs and asset related charges of $14 million. At December 31, 2023, total liabilities related to the 2022 Restructuring Program were $27 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The 2022 Restructuring Program is considered substantially complete.

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). DuPont recorded pre-tax charges related to the 2021 Restructuring Actions in the amount of $47 million inception-to-date, consisting of severance and related benefit costs of $27 million and asset related charges of $20 million. At December 31, 2023, total liabilities related to the 2021 Restructuring Actions were $1 million for severance and related benefits. The 2021 Restructuring Program is considered substantially complete.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2023	2022	2021
Net sales	$12,068	$13,017	$12,566

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2023					For the Year Ended December 31, 2022
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	—%	(1)%	(11)%	2%	(10)%	2%	(3)%	3%	5%	7%
Water & Protection	3	(1)	(7)	—	(5)	12	(4)	(1)	—	7
Corporate & Other [1]	1	—	2	(7)	(4)	10	(3)	—	(29)	(22)
Total	2%	(1)%	(8)%	—%	(7)%	7%	(3)%	1%	(1)%	4%
U.S. & Canada	3%	—%	(9)%	2%	(4)%	11%	—%	3%	(3)%	11%
EMEA [2]	3	1	(4)	—	—	8	(8)	(1)	(1)	(2)
Asia Pacific	—	(2)	(11)	(1)	(14)	4	(4)	—	—	—
Latin America	1	—	7	2	10	9	—	6	(1)	14
Total	2%	(1)%	(8)%	—%	(7)%	7%	(3)%	1%	(1)%	4%
1. Corporate & Other includes activities of the Retained Businesses and certain divested businesses including Biomaterials, Clean Technologies and Solamet®.
2. Europe, Middle East and Africa.

2023 versus 2022
The Company reported net sales for the year ended December 31, 2023 of $12.1 billion, down 7 percent from $13.0 billion for the year ended December 31, 2022, due to an 8 percent decrease in volume and a 1 percent unfavorable currency impact partially offset by a 2 percent increase due to local price and product mix. Volume decrease was driven by Electronics & Industrial (down 11 percent) and Water and Protection (down 7 percent) partially offset by Corporate & Other (up 2 percent). Local price and product mix increased within Water & Protection (up 3 percent) and Corporate & Other (up 1 percent) and reminded flat in Electronics & Industrial. Currency was down 1 percent compared with the same period last year, primarily driven by Asia Pacific (down 2 percent) partially offset by EMEA (up 1 percent).

2022 versus 2021
The Company reported net sales for the year ended December 31, 2022 of $13.0 billion, up 4 percent from $12.6 billion for the year ended December 31, 2021, due to a 7 percent increase due to local price and product mix, a 1 percent increase in volume, partially offset by a 3 percent unfavorable currency impact and a 1 percent decrease in portfolio and other. Local price and product mix increased across all operating segments, including within Water & Protection (up 12 percent), Electronics & Industrial (up 2 percent) and Corporate & Other (up 10 percent). Volume increase was driven by Electronics & Industrial (up 3 percent) partially offset by Water & Protection (down 1 percent), and Corporate & Other was flat. Portfolio and other changes declined 1 percent driven by declines within Corporate & Other (down 29 percent) due to the sale of the Biomaterials, Clean Technologies and Solamet® businesses, partially offset by the addition of Laird PM in Electronics & Industrial (up 5 percent). Currency was down 3 percent compared with the same period last year, primarily driven by EMEA (down 8 percent) and Asia Pacific (down 4 percent).

Cost of Sales
Cost of sales was $7.8 billion for the year ended December 31, 2023, down from $8.4 billion for the year ended December 31, 2022. Cost of sales decreased for the year ended December 31, 2023 primarily due to decreased sales volume and lower raw material, logistics and energy costs.

Cost of sales as a percentage of net sales for the years ended December 31, 2023 and 2022 was 65 percent.

For the year ended December 31, 2022, cost of sales was $8.4 billion, up from $8.0 billion for the year ended December 31, 2021. Cost of sales increased for the year ended December 31, 2022 primarily due to higher raw materials and higher logistics and energy costs, increased sales volume and partially offset by currency impacts and a payroll tax credit recognized under the ERC of the CARES Act.

Cost of sales as a percentage of net sales for the year ended December 31, 2022 was 65 percent compared with 63 percent for the year ended December 31, 2021.

Research and Development Expense ("R&D")
R&D expense was $508 million for the year ended December 31, 2023, down from $536 million for the year ended December 31, 2022 and $557 million for the year ended December 31, 2021. R&D as a percentage of net sales was 4 percent for the years ended December 31, 2023, 2022 and 2021.

The decrease in R&D expense in 2023 compared to 2022 was primarily due to lower personnel related expenses partially offset by the Spectrum Acquisition. The slight decline in 2022 compared to 2021 was primarily due to a payroll tax credit recognized under the ERC of the CARES Act as well as currency fluctuations.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2023, SG&A expenses totaled $1,408 million, down from $1,467 million in the year ended December 31, 2022 and $1,602 million for the year ended December 31, 2021. SG&A as a percentage of net sales was 12 percent, 11 percent, and 13 percent for the years ended December 31, 2023, 2022 and 2021, respectively.

The decrease in SG&A costs in 2023 compared with 2022 was primarily due to lower Stranded Costs related to the M&M Divestiture, lower personnel related expenses and lower bad debt expense partially offset by the Spectrum Acquisition. The decrease in SG&A cost in 2022 compared to 2021 was primarily due to currency fluctuations, lower personnel related expenses and a payroll tax credit recognized under the ERC of the CARES Act.

Amortization of Intangibles
Amortization of intangibles was $600 million, $590 million and $566 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in amortization of intangibles in 2023 compared to 2022 was primarily due to the amortization of the intangible assets acquired in the Spectrum Acquisition in the third quarter of 2023 partially offset by the absence of amortization in 2023 from fully amortized assets. The increase in amortization of intangibles in 2022 compared to 2021 was primarily due to the amortization of the intangible assets acquired in the Laird PM Acquisition in the third quarter of 2021. See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $146 million, $155 million and $50 million for the years ended December 31, 2023, 2022 and 2021, respectively. The activity for the year ended December 31, 2023 DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $110 million. The activity for the year ended December 31, 2022 included a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million of severance and related benefit costs and a $94 million ($65 million net of tax) impairment related to an equity method investment within the Electronics & Industrial segment. The charges for the year ended December 31, 2021 included a $46 million charge related to the 2021 Restructuring Actions. See Note 6 to the Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
For the year ended December 31, 2023, goodwill impairment charges of $804 million related to the Water & Protection segment. For the years ended December 31, 2022 and 2021 there were no goodwill impairment charges.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $20 million, $193 million and $81 million for the years ended December 31, 2023, 2022 and 2021, respectively. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2023 these costs were primarily related to Spectrum Acquisition. For the year ended December 31, 2022 these costs were primarily related to the Terminated Intended Rogers Acquisition, specifically the $162.5 million termination fee paid, the Biomaterials business unit divestiture and the prior year acquisition of Laird PM. Comparatively, for the year ended December 31, 2021 these costs were primarily associated with the acquisition of Laird PM and the divestitures of the Biomaterials, Clean Technologies and Solamet® business units.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $51 million, $75 million and $85 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in earnings of nonconsolidated affiliates for the year ended December 31, 2023 and 2022 compared to the prior years is primarily due to lower equity earnings.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expenses such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on divestiture and sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net for the year ended December 31, 2023 was $102 million compared with $191 million and $145 million in the years ended December 31, 2022 and 2021, respectively.

The year ended December 31, 2023 included interest income of $155 million and a $19 million net gain on divestiture and sales of other assets, primarily related to a land sale within the Water & Protection segment, partially offset by foreign currency exchange losses of $73 million.

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

See Note 7 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $396 million, $492 million, and $525 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in interest expense from the 2023 compared to 2022, is primarily due to the redemption of $2.5 billion fixed-rate long-term senior unsecured notes due in November 2023, the decrease in commercial paper borrowing and the absence of the structuring and the commitment fees on term loans related to the Terminated Intended Rogers Acquisition, partially offset by the increase in interest expense from the interest rate swap.

The decrease in interest expense in 2022 compared to 2021 is primarily due to the redemption in the fourth quarter of 2022 of $2.5 billion of 2018 Senior Notes due in November 2023, the absence of interest in 2022 on the May 2022 Notes and the absence of the structuring fee on the term loan related to the Terminated Intended Rogers Acquisition, partially offset by increase in interest expense from commercial paper borrowings. Refer to Note 15 to the Consolidated Financial Statements for additional information.

(Benefit from) Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2023, the Company's effective tax rate was (5.8) percent on pre-tax income from continuing operations of $504 million. The effective tax rate differential for the year ended December 31, 2023, was principally the result the result of the non-tax-deductible goodwill impairment charge of $804 million in the fourth quarter partially offset by a $324 million tax benefit recorded in connection with an internal restructuring.

For the year ended December 31, 2022, the Company's effective tax rate was 26.7 percent on pre-tax income from continuing operations of $1,448 million. The effective tax rate differential was driven by the U.S tax effect of foreign earnings and dividends, geographic mix of earnings and the tax impacts of acquisition, integration, and separation costs.

For the year ended December 31, 2021, the Company's effective tax rate was 16.4 percent on pre-tax loss from continuing operations of $1,444 million. The effective tax rate differential was principally the result of a $59 million tax benefit related to the step-up in tax basis in the goodwill of the Company’s European regional headquarters legal entity.

The underlying factors affecting the Company’s overall tax rate are summarized in Note 8 to the Consolidated Financial Statements.

SEGMENT RESULTS
The revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the current and historical periods. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the M&M Divestitures and are included in Corporate & Other.

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and prior to the November 1, 2023 Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestitures, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). In addition, a portion of these indirect costs relate to activities the Company performs post the close of the Delrin® Divestiture and for which it is reimbursed. Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics including mobile devices, television monitors, personal computers and electronics used in a variety of industries. The segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, flexible packaging products, plastic and silicone extrusions, medical silicones, specialty lubricants and critical polymer-based components and devices for medical and other industrial markets.

Electronics & Industrial	For the Years Ended December 31,
In millions	2023	2022	2021
Net sales	$5,337	$5,917	$5,554
Operating EBITDA	$1,472	$1,836	$1,758
Equity earnings	$16	$31	$41

Electronics & Industrial	For the Years Ended December 31,
Percentage change from prior year	2023	2022
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	2%
Currency	(1)	(3)
Volume	(11)	3
Portfolio & other	2	5
Total	(10)%	7%

2023 Versus 2022
Electronics & Industrial net sales were $5,337 million for the year ended December 31, 2023, down 10 percent from $5,917 million for the year ended December 31, 2022. Net sales decreased due to an 11 percent volume decline and a 1 percent currency headwind offset by a 2 percent increase in portfolio. Volume declines in Semiconductor Technologies were driven by inventory destocking and reduced semiconductor fabrication utilization rates due to ongoing consumer electronics demand weakness, led by China. Volume declines in Interconnect Solutions related to decreased spending on consumer and industrial electronics and related channel inventory destocking, both led by China. Within Industrial Solutions, volume declines were driven by channel inventory destocking within biopharma markets and continued lower demand in consumer electronics markets slightly offset by increased demand for OLED materials. The local price and product mix gains in Semiconductor Technologies and Industrial Solutions are a result of actions taken to offset cost inflation. These gains were offset by local price and product mix declines in Interconnect Solutions, including the impact of lower pass-through metals, as well as declines in OLED materials. The unfavorable currency impact is primarily driven by the Japanese yen and Chinese yuan. The portfolio impact primarily reflects the August 1, 2023 acquisition of Spectrum.

Operating EBITDA was $1,472 million for the year ended December 31, 2023, down 20 percent compared with $1,836 million for the year ended December 31, 2022 primarily due to decreased sales volumes, the impact of reduced production rates to better align inventory with demand, slightly offset by the earnings associated with Spectrum.

2022 Versus 2021
Electronics & Industrial net sales were $5,917 million for the year ended December 31, 2022, up 7 percent from $5,554 million for the year ended December, 31 2021. Net sales increased due to a 5 percent increase from portfolio changes, a 3 percent increase in volume, and a 2 percent increase in local price, and partially offset by a 3 percent unfavorable currency impact. The portfolio impact primarily reflects the July 1, 2021 acquisition of Laird PM. Volume growth was led by Semiconductor Technologies which was driven by strong end-market demand primarily due to continued transition to more advanced node technologies and high performance computing. Within Industrial Solutions, volume gains were driven by growth in healthcare and industrial-end markets as well as continued strength in electronics applications. Volumes within Interconnect Solutions were down due to weakness in consumer electronics and smartphones.

Operating EBITDA was $1,836 million for the year ended December 31, 2022, up 4 percent compared with $1,758 million for the year ended December 31, 2021 driven by strong volume growth and the acquisition of Laird PM and partially offset by higher raw material, logistics and energy costs, as well as weaker product mix in Interconnect Solutions.

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

Water & Protection	For the Years Ended December 31,
In millions	2023	2022	2021
Net sales	$5,633	$5,957	$5,552
Operating EBITDA	$1,388	$1,431	$1,385
Equity earnings	$35	$39	$36

Water & Protection	For the Years Ended December 31,
Percentage change from prior year	2023	2022
Change in Net Sales from Prior Period due to:
Local price & product mix	3%	12%
Currency	(1)	(4)
Volume	(7)	(1)
Portfolio & other	—	—
Total	(5)%	7%

2023 Versus 2022
Water & Protection net sales were $5,633 million for the year ended December 31, 2023, down 5 percent from $5,957 million for the year ended December 31, 2022 due to a 7 percent decline in volume and a 1 percent unfavorable currency impact, partially offset by a 3 percent increase in local price and product mix. Volume declines within Safety Solutions were due to channel inventory destocking, primarily in medical packaging. Shelter Solutions volume declines were driven by weak demand in construction markets including channel inventory destocking. Water Solutions volume declines were primarily due to distributor destocking and weaker industrial demand in China. Local price and product mix increased across all businesses and in all regions as the result of broad-based actions taken in the prior year to offset cost inflation. The unfavorable currency impact is primarily driven by the Chinese yuan and the Japanese yen.

Operating EBITDA was $1,388 million for the year ended December 31, 2023, down 3 percent compared with $1,431 million for the year ended December 31, 2022 driven by decreased sales volumes, the impact of reduced production rates and unfavorable currency impacts partially offset by net pricing gains. The currency impacts were primarily driven by the Chinese yuan and the Japanese yen.

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

Corporate & Other
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines. Related to the M&M Divestitures, Corporate & Other includes Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of the Biomaterials (prior to its May 2022 divestiture), Clean Technologies (prior to its December 2021 divestiture), and Solamet® (prior to its June 2021 divestiture) business units. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	For the Years Ended December 31,
In millions	2023	2022	2021
Net sales	$1,098	$1,143	$1,460
Operating EBITDA	$82	$(6)	$9
Equity earnings	$—	$5	$8

2024 OUTLOOK
For the first quarter of 2024, the Company anticipates additional inventory destocking within our industrial-based businesses along with continued weak demand in China. Sequentially, from first quarter to the second quarter of 2024 the Company anticipates some inventory destocking abatement, seasonality factors and realization of cost savings.

For the full year 2024, the Company anticipates an electronics market recovery, including improvement in semiconductor fabrication utilization rates, as well as improved orders within industrial markets as customer inventory levels normalize. The Company continues to closely monitor macroeconomic as well as geopolitical developments.

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

In millions	December 31, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$2,392	$4,964
Total debt	$7,800	$8,074

The Company's cash and cash equivalents at December 31, 2023 and December 31, 2022 were $2.4 billion and $3.7 billion, respectively, of which $1.3 billion at December 31, 2023 and $1.2 billion at December 31, 2022 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The Company held no investments in marketable securities at December 31, 2023 and $1,302 million at December 31, 2022. The decrease in cash, cash equivalents and marketable securities at December 31, 2023 compared to December 31, 2022 was due to cash used in the current year to fund the $2B ASR transaction, the Spectrum Acquisition, Restricted Cash in connection with the Water District Settlement Agreement and general corporate purposes, partially offset by the proceeds from the Delrin® Divestiture. Refer to subsequent paragraphs for further discussion of the drivers of the change in cash, cash equivalents.

Total debt at December 31, 2023 and December 31, 2022 was $7.8 billion and $8.1 billion, respectively. The decrease was primarily due to the repayment of the 2018 Senior Notes of $300 million due in November 2023, partially offset by the mark to market impact to the fair value of an interest rate swap used to hedge changes in the fair value of the hedged item due to changes in the SOFR as of December 31, 2023.

As of December 31, 2023, the Company is contractually obligated to make future cash payments of $7.9 billion and $4.9 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2024. Related to interest, $394 million will be due in the next twelve months and the remainder will be due subsequent to 2024. The majority of interest obligations will be due in 2029 or later.

Revolving Credit Facilities
On April 12, 2022, the Company entered into a $2.5 billion five-year revolving credit facility (the "Five-Year Revolving Credit Facility") and terminated its $3 billion five-year revolving credit facility entered in May 2019. The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.

Also on April 12, 2022, the Company entered into an updated $1.0 billion 364-day revolving credit facility (the “2022 $1B Revolving Credit Facility") and terminated its $1.0 billion 364-day revolving credit facility entered in April 2021 (the “2021 $1B Revolving Credit Facility"). The 2022 $1B Revolving Credit Facility may be used for general corporate purposes.

In July 2022, the Company drew down $600 million under the 2022 $1B Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

In April 2023, the Company's 2022 $1B Revolving Credit Facility expired. In May 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "2023 $1B Revolving Credit Facility"). The 2023 $1B Revolving Credit Facility may be used for general corporate purposes. There were no drawdowns under the facility during the year ended December 31, 2023. The Company intends to enter a new $1 billion 364-day revolving credit facility on or about the expiration of the 2023 $1B Revolving Credit Facility.

Repayment of Senior Notes
In November 2022, the Company redeemed in full $2.5 billion in fixed-rate long term senior unsecured notes due 2023 at a redemption price equal to 100 percent of the aggregated principal amount plus the accrued and unpaid interest. The redemption was funded with the net proceeds from the M&M Divestiture.

In November 2023, the $300 million Floating Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash on hand.

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

Commercial Paper
In April 2022, DuPont downsized its authorized commercial paper program from $3.0 billion to $2.5 billion (the “DuPont Commercial Paper Program”). At December 31, 2023 and 2022, the Company had no issuances outstanding of commercial paper. The Company’s issuance under the Commercial Paper Program was used for general corporate purposes.

Term Loan
On February 1, 2021, the Company terminated its fully drawn $3.0 billion term loan facilities. The termination triggered the repayment of the aggregate outstanding principal amount of $3.0 billion, plus accrued and unpaid interest through and including January 31, 2021. The Company funded the repayment with proceeds from the Special Cash Payment.

Spectrum Acquisition
On August 1, 2023, the Company completed the Spectrum Acquisition for a net purchase price of approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. The Company utilized existing cash balances to complete the acquisition.

Water District Settlement Agreement
The Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as "Restricted cash and cash equivalents" on the Condensed Consolidated Balance sheets. The $400 million contribution will be reflected as a cash outflow within cash flows from discontinued operations after the entry of judgment becomes final and non-appealable. See Note 16 to the Consolidated Financial Statements for additional information.

Delrin® Divestiture
On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable of $350 million and acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments include $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. See Note 4 to the Consolidated Financial Statements for additional information.

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

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At January 31, 2024, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Five-Year Revolving Credit Facility and 2023 $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the Company was in compliance with this financial covenant.

Summary of Cash Flows
Beginning in the second quarter of 2023, the Company has segregated the cash flows from discontinued operations from the cash flows from continuing operations in accordance with ASC 230, Statement of Cash Flows. The Consolidated Statements of Cash Flows have been recast for all periods to reflect the change in presentation.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	2023	2022	2021
(In millions) For the years ended December 31,
Cash provided by (used for) from continuing operations:
Operating activities	$2,191	$1,249	$1,846
Investing activities	$172	$9,004	$(2,298)
Financing activities	$(2,989)	$(7,646)	$(7,589)
Cash (used in) provided by discontinued operations	$(306)	$(763)	$1,414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(37)	$(148)	$(72)

Cash Flows provided by Operating Activities - Continuing Operations
Cash provided by operating activities of continuing operations was $2,191 million, $1,249 million and $1,846 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash provided by operating activities increased in 2023 compared with 2022, primarily from improvements in working capital. The decrease in cash provided by operating activities in 2022 was primarily driven by the increase in working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	December 31, 2023	December 31, 2022 [1]
In millions (except ratio)
Current assets	$7,514	$9,979
Current liabilities	3,098	3,587
Net working capital	$4,416	$6,392
Current ratio	2.43:1	2.78:1
1.Net working capital has been presented to exclude the assets and liabilities related to the Delrin® Divestiture. The assets and liabilities related to the Delrin® Divestiture are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows provided by Investing Activities - Continuing Operations
Cash provided by investing activities of continuing operations in 2023 was $172 million compared to cash provided by investing activities of $9,004 million in 2022. The decrease in cash provided from investing activities in 2023 versus the 2022 is primarily attributable to the absence of cash proceeds received from the M&M Divestiture and cash paid for the Spectrum acquisition, partially offset by proceeds from the Delrin® Divestiture, net of cash divested and the absence of cash used in the purchase of investments and an increase in cash provided by the proceeds from sales and maturities of investments. The increase in cash provided from investing activities in 2022 versus the prior year is primarily attributable to the cash proceeds received from the M&M Divestiture, a decrease in cash used in acquisition of property and business and a decrease in purchases of investments partially offset by the absence of proceeds from sale and maturities of investments. Cash used for investing activities in 2021 of $2,298 million was primarily attributable to the acquisition of Laird PM.

Capital expenditures totaled $619 million, $662 million and $788 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company expects 2024 capital expenditures to be about $600 million. The Company may adjust its spending throughout the year as economic conditions develop.

Cash Flows used for Financing Activities - Continuing Operations
Cash used for financing activities of continuing operations in 2023 was $2,989 million compared to cash used for financing activities of $7,646 million in 2022. The decrease in cash used for financing activities in 2023 versus the 2022 is primarily attributable to the decrease in cash used for repurchases of common stocks and decrease in the payment of long-term debt. The increase in cash used for financing activities in 2022 versus the prior year is primarily driven by the increase in cash used for repurchases of common stocks and repayment of short-term borrowings mostly offset by a decrease in cash used for the payment of long-term debt. In 2021, cash used by financing activities was $7,589 million, primarily driven by the cash used for the repayment of long-term debt and repurchases of common stock.

Cash Flows from Discontinued Operations
Cash used from discontinued operations was $306 million compared with $763 million in the same period last year. The cash used from discontinued operations includes MOU activity, refer to Note 4 to the Consolidated Financial Statements for additional information. The activity for the year ended December 31, 2023, Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The activity for the year ended December 31, 2022, Consolidated Statements of Cash Flows present the financial results of the M&M Businesses as discontinued operations. In 2021, cash provided by discontinued operations of $1,414 million reflects activity of the M&M Businesses and the N&B business including $1.25 billion of proceeds from the issuance of long-term debt transferred to IFF at split-off. Refer to Note 4 to the Consolidated Financial Statements for further details.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2023, 2022 and 2021:

Dividends Paid	December 31, 2023	December 31, 2022	December 31, 2021
In millions
Dividends paid, per common share	$1.44	$1.32	$1.20
Dividends paid to common stockholders	$651	$652	$630

The DuPont Board of Directors on February 5, 2024 declared a first quarter 2024 dividend of $0.38 per share, a 6 percent per share increase versus the first quarter 2023 dividend, payable on March 15, 2024, to holders of record at the close of business on February 29, 2024.

Share Buyback Programs
On February 8, 2022, the Company's Board of Directors approved the 2022 Share Buyback Program authorizing the repurchase and retirement of up to $1 billion of common stock with a termination date of March 31, 2023. At the end of the third quarter of 2022, the Company had repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program.

In November 2022, DuPont’s Board of Directors approved the $5B Share Buyback Program authorizing the repurchase and retirement of up to $5 billion of common stock with a termination date of June 30, 2024.

In the fourth quarter 2022, DuPont entered into ASR agreements with three financial counterparties (the "$3.25B ASR Transaction"). DuPont paid with cash on hand an aggregate of $3.25 billion to the counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The $3.25B ASR Transaction was completed during the third quarter 2023 with DuPont receiving and retiring an additional 8.0 million shares of DuPont common stock. In connection with the completion the remaining $613 million based on the market price of the shares at the time of delivery was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter 2023, DuPont entered into accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2.0 billion of common stock (the "$2B ASR Transaction"). DuPont paid an aggregate of $2.0 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. The remaining $400 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity as of December 31, 2023. The accelerated repurchase agreements under the $2B ASR Transaction were settled during the first quarter of 2024. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction of retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction completes the $5B Share Buyback Program.

Subsequent to year end, in the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Program”). Under the $1B Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. In the first quarter 2024, consistent with its previously announced intention, DuPont entered into an ASR agreement with one counterparty for the repurchase of about $500 million of common stock; DuPont received initial deliveries in February 2024, of 6.0 million shares of common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR agreement, less an agreed upon discount. Final settlement is expected in the second quarter 2024.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $21.2 million as a reduction to retained earnings for the year ended December 31, 2023.

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

Pension and Other Post-Employment Plans
The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $57 million to its pension plans in 2024. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

As of December 31, 2023, the Company is contractually obligated to make future cash contributions of $614 million related to pension and other post-employment benefit plans. $57 million will be due in the next twelve months and the remainder will be due subsequent to 2024 with the majority due subsequent to 2028.

Restructuring
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). For the year ended December 31, 2023, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $110 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $80 million of severance and related benefit costs and asset related charges of $30 million. At December 31, 2023, total liabilities related to the 2023-2024 Restructuring Program were $79 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the year ended December 31, 2023, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $35 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of severance and related benefit costs. At December 31, 2023, total liabilities related to the 2022 Restructuring Program were $27 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). For the years ended December 31, 2021 through December 31, 2023, DuPont recorded pre-tax charges inception to date related to the 2021 Restructuring Actions in the amounts of $47 million recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $27 million of severance and related benefit costs and $20 million of asset related charges. At December 31, 2023, total liabilities related to the 2021 Restructuring Actions were $1 million for severance and related benefit costs. Actions related to the 2021 Restructuring Program are substantially complete.

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

As of June 30, 2023, DuPont had deposited an aggregate of $100 million into the MOU Escrow Account all of which it used to fund in part its $400 million contribution to the Water District Settlement Fund. As a result, $405 million, including interest, is reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheets at December 31, 2023. DuPont's aggregate MOU escrow deposits of $100 million excluding interest, at December 31, 2022 is reflected in "Restricted cash and cash equivalents - noncurrent" on the Consolidated Balance Sheets. See Note 16 to the Consolidated Financial Statements for more information.

As of December 31, 2023, the Company expected to make cash payments related to qualified PFAS spend of $30 million in the next twelve months. Additional information regarding the MOU and funding of the escrow account can be found in Note 16 to the Consolidated Financial Statements.

Other Contractual Obligations
Purchase obligations represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement. As of December 31, 2023, the Company is contractually obligated to make future cash payments of $113 million related to purchase obligations, of which $49 million will be due in the next twelve months and the remainder will be due subsequent to 2024.

Lease obligations represents future finance and operating lease payments. As of December 31, 2023, obligations of future lease payments are $567 million, of which $112 million will be due in the next twelve months and remainder will be due subsequent to 2024.

Environmental remediation obligations represents costs for remediation and restoration with respect to environmental matters and Non-PFAS clean-up responsibilities. As of December 31, 2023, the Company is contractually obligated to make future cash payments of $148 million, of which $46 million will be due in the next twelve months and remainder will be due subsequent to 2024. See Note 16 to the Consolidated Financial Statements for more information.

Other miscellaneous obligations includes liabilities related to deferred compensation and other noncurrent liabilities. As of December 31, 2023, the Company is contractually obligated to make future cash payments of $97 million related to other miscellaneous obligations, the majority of which is due subsequent to 2024.

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

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension plans based on assets and liabilities on a continuing operations basis at December 31, 2023:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(1)	$1
Expected rate of return on plan assets	6	(6)

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

At December 31, 2023, the Company had a net deferred tax liability balance of $818 million, net of a valuation allowance of $738 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022 and is effective to applicable corporations beginning in 2023. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), based on adjusted financial statement income of certain large corporations. Applicable corporations will be allowed to claim a credit for the minimum tax paid against regular tax in future years. The Company is an applicable corporation subject to the CAMT requirements however, the Company did not incur a CAMT liability for 2023. The IRA also established an excise tax that imposes a 1 percent surcharge on stock repurchases, effective January 1, 2023. Refer to Note 18 to the Consolidated Financial Statements for further information on the 1 percent surcharge on stock repurchases.

Assessment of Income Tax Impacts related to 2023 Internal Legal Entity Restructurings
During 2023, the Company completed certain internal restructurings which resulted in estimated income tax impacts from a United States federal, state, and foreign jurisdiction perspective. The estimated tax impact of certain internal restructurings was calculated using valuations of legal entities and intellectual property, which involved the use of the income approach and assumptions, including, projected revenue growth rate, EBITDA margin, the weighted average costs of capital, capitalization rate, royalty rates, tax rate, capital expenditures, and terminal growth rates. The Company recorded a deferred income tax benefit of $324 million for the year ended December 31, 2023, related to these internal restructurings.

Assessment of Income Tax Impacts related to the M&M Divestitures
In connection with the M&M Divestitures, the Company completed certain internal restructurings which resulted in estimated income tax impacts from a United States federal, state and foreign jurisdiction perspective. The estimated tax impact of certain internal restructurings was calculated using valuations of components of legal entities and intellectual property, which involved the use of the income and/or market approach and assumptions, including, projected EBITDA, the weighted average costs of capital, royalty rates, tax rate, capital expenditures, and terminal growth rates for the income approach and projected EBITDA and market multiples for the market approach. The tax effect of these internal restructurings are included in the overall tax consequences of the M&M Divestitures.

The Company recorded net income tax expense of $21 million and $127 million for the years ended December 31, 2023 and 2022, respectively, related to the estimated tax impact of these internal restructurings from a United States and foreign jurisdiction perspective. Although the Company believes the estimated tax impacts are reasonable and appropriate, these estimates required significant judgment regarding the application of tax laws and regulations. Upon final resolution by the United States Internal Revenue Service or foreign tax authority through audit or litigation, the Company’s income tax calculations and related filing positions regarding certain elements of these transactions could be different, which could have a material impact on the Company.

Valuation of Acquired Intangible Assets
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions in these analyses include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), depreciation, changes in net working capital, capital expenditures, the weighted average cost of capital, the terminal growth rates, and the tax rates for the income approach. For the market approach, the company uses projected EBITDA and derived multiples from comparable market transactions. The estimates are deemed reasonable by management based on information available at the dates of acquisition; however, estimates are inherently uncertain.

The Company engaged an independent third-party valuation specialist to assist with the allocation of the total purchase price for the acquisition of Spectrum Plastics Group ("Spectrum") to the fair value of the net assets acquired. This required the use of several assumptions and estimates, including, but not limited to, the customer attrition rate, the discount rate, net sales attributable to existing customers, the economic life, the EBITDA margin, the contributory asset charge, and the projected revenue for the customer-related intangible asset, the discount rate, the projected revenue, the royalty rate, the obsolescence rate, and the economic life for the developed technology, and the discount rate, the projected revenue, the royalty rate, and the economic life for the trademark/tradename. Although the Company believes the assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment by management and are based in part on historical experience and information obtained from Spectrum management. For further information see Note 3 to the Consolidated Financial Statements.

Assessments of Long-Lived Assets and Goodwill
Assessment of the potential impairment of goodwill, other intangible assets, property, plant and equipment, investments in nonconsolidated affiliates, and other assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's diversified product lines operate, and key economic and product line assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the Company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the Company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

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

If additional quantitative testing is performed, an impairment loss is recognized when the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions including Level 3 unobservable inputs: projected revenue, gross margins, selling, administrative, research and development expenses (SARD), depreciation, changes in net working capital, capital expenditures, the weighted average cost of capital, the terminal growth rate, and the tax rate. These key assumptions are determined through evaluation of the Company as a whole, underlying business fundamentals and industry risk. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.

Under the market approach, the Company applies the Guideline Public Company Method ("GPCM") utilizing Level 3 unobservable inputs. Selected peer sets are based on close competitors, publicly traded companies and reviews of analysts' reports, public filings, and industry research. In selecting the EBIT/EBITDA multiples and determining the fair value, the Company considers the size, growth, and profitability of each reporting unit versus the relevant guideline public companies. When applicable, third-party purchase offers may be utilized to measure fair value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Goodwill Impairment Testing at October 1, 2023
In the fourth quarter of 2023 at October 1, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to six of its reporting units and the quantitative assessment to two of its reporting units. The Company considered various qualitative factors that would have affected the estimated fair value of the reporting units, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested under the quantitative assessment, the results indicated that the estimated fair values of the reporting units exceeded their carrying values. The estimated fair value of the Protection reporting unit within Water & Protection exceeded its carrying value by less than 5 percent. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis.

Goodwill Impairment Testing at December 31, 2023
In connection with the preparation of the full year 2023 financial statements, the continuation of previously disclosed challenging macroeconomic environment in the residential, non-residential, and the repair and remodel construction markets, as well as incremental channel inventory destocking in healthcare and industrial end-markets served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit (aggregation of the Safety and Shelter businesses) as of December 31, 2023. The Company used a combination of the income approach and market approach as mentioned above. As a result of the analysis performed, the Company recorded a non-cash goodwill impairment charge of $804 million recognized in “Goodwill impairment charge” in the Consolidated Statements of Operations.

Impairment and Disposals of Long-Lived Assets and Impairment of Indefinite-Lived Intangible Assets
The Company evaluates the carrying value of long-lived assets (collectively the “asset group”) to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests its indefinite-lived intangible assets for impairment during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. The carrying value of a long-lived asset group is considered impaired when the anticipated future undiscounted cash flows to be derived from the asset group are less than its carrying value. Indefinite-lived intangible assets are considered impaired when their carrying value exceeds their fair value. In 2023, the Company identified a triggering event within Protection and assessed the indefinite-lived intangible assets and the long-lived assets of certain groups for impairment, noting no impairments were identified. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. Fair value of the asset group is determined using a combination of a discounted cash flow model and/or market approach. Long-lived assets to be disposed of by sale, if material, are classified as held for sale and reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Depreciation is recognized over the remaining useful life of the assets.

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

The Company contributed $9 million to its funded pension plans for the year ended December 31, 2023. The Company contributed $23 million and $28 million to its funded pension plans for the years ended December 31, 2022 and 2021, respectively. All values within this Long-Term Employee Benefits section are inclusive of balances and activity associated with discontinued operations.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $57 million, $56 million, and $60 million to its unfunded plans, including OPEB plans, for the years ended December 31, 2023, 2022 and 2021, respectively.

In 2024, the Company expects to contribute approximately $57 million to its funded pension plans and its remaining plans with no plan assets. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was affected by pre-tax charges related to long-term employee benefits:

	For the Years Ended
In millions	December 31, 2023	December 31, 2022	December 31, 2021
Long-term employee benefit plan charges	$125	$98	$106

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section of this report for additional information on determining annual expense.

For 2024, long term employee benefit expense from continuing operations is expected to decrease by about $15 million compared to 2023. The decrease is mainly due to lower interest costs.

ENVIRONMENTAL MATTERS
The Company operates global manufacturing, facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the Company monitors these changes closely. Company policy requires that all operations meet or exceed legal and regulatory requirements.

In addition, the Company implements various voluntary programs to reduce its environmental footprint, which include initiatives to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water used and discharged, increase the efficiency of energy use, and seek to avoid, eliminate or minimize substances of concerns. In October 2019 DuPont announced its sustainability strategy and 2030 Sustainability Goals. The Company’s sustainability strategy and goals prioritize global challenges such as climate change, water stewardship, advancing circular economy and processes, improving health and safety, and more. With these goals, DuPont is committed to using the Company's strength in innovation to advance progress on several of the United Nations’ Sustainable Development Goals, increasing resiliency and reducing environmental and social impacts across value chains. Executive responsibility for overall sustainability performance sits with the Chief Technology & Sustainability Officer (the “CTSO”). The CTSO role was created specifically for DuPont to capitalize on the intrinsic link between sustainability and innovation in the Company’s operating model. The CTSO reports directly to the CEO, and routinely engages with the Environmental, Health, Safety & Sustainability (EHS&S) Committee of the Board of Directors on matters of sustainability. DuPont’s sustainability initiatives and strategy are discussed further in its 2023 Sustainability Report, which is available under Sustainability in the "About Us" section of its website; this report is not incorporated by reference and should not be considered part of this Form 10-K.

The Company incurs, and expects to incur for the foreseeable future, costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, such as DuPont’s sustainability strategy. Based on existing facts and circumstances, management does not believe that year-over-year changes, if any, in environmental expenses charged to current operations will have a material impact on the Company's financial position, liquidity or results of operations. Annual expenditures in the near term are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

Climate Change
The Company believes that climate change is an important global environmental issue that presents risks and opportunities. The Company is continuously evaluating opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy.

As part of DuPont’s sustainability strategy, the Company announced in 2019 an Acting on Climate Goal to reduce the Company’s greenhouse gas (GHG) emissions, measured from a base year of 2019, including sourcing 60 percent of electricity for operations from renewable energy, and delivering carbon neutral operations by 2050. In the second quarter of 2023, DuPont announced that it had strengthened its climate goals including, among other things, increasing its reduction targets for Scope 1 and 2 GHG emissions and establishing a Scope 3 GHG emissions reduction goal measured from a 2020 base year. DuPont plans to report on its progress against these goals in its annual sustainability report.

In connection with its Acting on Climate goal, DuPont entered a virtual power purchase agreement, (the “VPPA”), with a subsidiary of NextEra Energy Resources, LLC in 2021. In April 2023, DuPont announced that the Appaloosa Run Wind Energy Center, a wind energy project resulting from the VPPA with NextEra, is operational and generating clean, renewable energy. The Appaloosa Run Wind Energy Center, located in Upton County, Texas, generates 135 megawatts of new wind power capacity or approximately 528,000 megawatt hours (MWh) of renewable electricity annually.

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

Environmental Remediation
The Company has incurred environmental remediation costs of $69 million, $12 million and $14 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Changes in the remediation accrual balance are summarized below:

(In millions)
Balance at December 31, 2021	$89
Remediation payments	(11)
Net increase in remediation accrual	12
Net change, indemnification [1]	—
Balance at December 31, 2022	$90
Remediation payments	(10)
Net increase in remediation accrual [2]	69
Net change, indemnification [1]	(1)
Balance at December 31, 2023	$148
1.Represents the net change in indemnified remediation obligations based on activity pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement as discussed below and in Note 16 to the Consolidated Financial Statements. This is not inclusive of the environmental accrual related to eligible PFAS costs associated with the MOU of $152 million and $173 million as of December 31, 2023 and 2022, respectively.
2.Primarily represents the increase in the Company's indemnification liability for Non-PFAS costs under the DWDP Separation and Distribution Agreement and Letter Agreement.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $313 million above the amount accrued as of December 31, 2023. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the DWDP Separation and Distribution Agreement and the Letter Agreement discussed in Note 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $102 million corresponding to the Company's accrual balance related to these matters at December 31, 2023. The indemnification liability is included in the total remediation accrual liability of $148 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $23 million for the year ended December 31, 2023. This amount includes $8 million of expenditures used towards the Company's climate change initiatives. The Company currently estimates expenditures for environmental-related capital projects to be approximately $25 million in 2024, with less than $5 million estimated for climate change initiatives.

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

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi ("CNY"), Japanese yen ("JPY"), South Korean won ("KRW") and Canadian dollar ("CAD"). The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2023 and 2022, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2023 and 2022. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
In millions	2023	2022	2023	2022
Foreign currency contracts	$3	$(25)	$(165)	$(290)

The Company uses cross currency swaps, designated as a net investment hedge, to hedge portions of its net investment in its European operations. The net investment hedge serves to offset the foreign currency translation risk from the Company’s foreign operations. If the U.S. dollar weakened by 10 percent, the fair value of the net investment hedge would have been approximately $101 million lower as of December 31, 2023 and approximately $91 million lower as of December 31, 2022.

The Company uses interest rate swaps to hedge changes in the fair value of the hedged item due to changes in the Secured Overnight Financing Rate (“SOFR”). If the floating rates appreciated by 10 percent, the fair value of the interest rate swaps would have been approximately $26 million lower as of December 31, 2023 and December 31, 2022.

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

The Company's sales are not materially dependent on any single customer. As of December 31, 2023, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

As of December 31, 2023, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 excluded Spectrum Plastics Group, which was acquired by the Company in August 2023. The total assets and total net sales of Spectrum Plastics Group excluded from management’s assessment of internal control over financial reporting represent less than 1 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2023 (see page F-2).

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

DuPont de Nemours, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
1.Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) for the years ended December 31,	2023	2022	2021
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$38	$28	$32
Additions charged to expenses	12	11	6
Deductions from reserves[1]	(10)	(1)	(10)
Balance at end of period	$40	$38	$28
Inventory—Obsolescence Reserve
Balance at beginning of period	$4	$6	$3
Additions charged to expenses	14	18	34
Deductions from reserves[2]	(10)	(20)	(31)
Balance at end of period	$8	$4	$6
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$703	$700	$617
Additions [3,4]	47	125	152
Deductions from reserves [3]	(12)	(122)	(69)
Balance at end of period	$738	$703	$700
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

3.2	Amended and Restated Bylaws of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed March 30, 2023.
4.1	Description of Capital Stock incorporated by reference to Exhibit 4.1 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

10.3**†
Tax Matters Agreement dated February 1, 2021, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc. incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed February 4, 2021.

10.5**†	Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.7	Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.8	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.9	DuPont de Nemours, Inc. 2020 Equity and Incentive Plan, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8- K filed May 29, 2020.
10.10	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.11	DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.12	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.13	DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.14	DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.15	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.16	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.17	Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of December 28, 2019, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed December 29, 2020.
10.18	Employment Letter Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of February 6, 2023, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed February 7, 2023.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24	Power of Attorney (included as part of signature page).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	DuPont Incentive Compensation Clawback Policy, effective October 2, 2023.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 15, 2024

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ LORI KOCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2024
Lori Koch

/s/ MICHAEL G. GOSS	Vice President and Controller	February 15, 2024
Michael G. Goss	(Principal Accounting Officer)

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

Signature	Title(s)	Date

/s/ EDWARD D. BREEN	Chief Executive Officer and Director	February 15, 2024
Edward D. Breen	(Principal Executive Officer)

/s/ AMY G. BRADY	Director	February 15, 2024
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 15, 2024
Ruby R. Chandy

/s/ TERRENCE R. CURTIN	Director	February 15, 2024
Terrence R. Curtin

/s/ ALEXANDER M. CUTLER	Director	February 15, 2024
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 15, 2024
Eleuthère I. du Pont

/s/ KRISTINA M. JOHNSON	Director	February 15, 2024
Kristina M. Johnson

/s/ LUTHER C. KISSAM	Director	February 15, 2024
Luther C. Kissam

/s/ FREDERICK M. LOWERY	Director	February 15, 2024
Frederick M. Lowery

/s/ DEANNA M. MULLIGAN	Director	February 15, 2024
Deanna M. Mulligan

/s/ STEVEN M. STERIN	Director	February 15, 2024
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 excluded Spectrum Plastics Group, which was acquired by the Company in August 2023. The total assets and total net sales of Spectrum Plastics Group excluded from management’s assessment of internal control over financial reporting represent about less than 1 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission staff.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in its report, which is presented on the following pages.

/s/ EDWARD D. BREEN	/s/ LORI KOCH
Edward D. Breen Chief Executive Officer	Lori Koch Chief Financial Officer
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of DuPont de Nemours, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Spectrum Plastics Group from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Spectrum Plastics Group from our audit of internal control over financial reporting. Spectrum Plastics Group is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill impairment – Protection reporting unit
As described in Notes 1 and 14 to the consolidated financial statements, as of December 31, 2023, the Company’s consolidated goodwill balance was $16.7 billion, and the goodwill associated with the Protection reporting unit was $4.8 billion. Management tests goodwill for impairment at the reporting unit level annually during the fourth quarter, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit has more likely than not declined below its carrying value. Management performed quantitative testing on the Protection reporting unit using a combination of the discounted cash flow model (a form of the income approach) and the Guideline Public Company Method (a form of market approach). As a result of the analysis performed, management concluded the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million. As disclosed by management, under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions: projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, depreciation, changes in net working capital, the weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, management applies the Guideline Public Company Method ("GPCM"), which uses projected earnings before interest, taxes, depreciation and amortization (EBITDA) and derived multiples from comparable market transactions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment analysis for the Protection reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Protection reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, gross margins, SARD, capital expenditures, the weighted average cost of capital, the terminal growth rate and the tax rate for the income approach and market multiples for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment analysis, including controls over the valuation of the Protection reporting unit and controls over the development of the significant assumptions related to projected revenue, gross margins, SARD, capital expenditures, the weighted average cost of capital, the terminal growth rate, the tax rate and market multiples. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Protection reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management and the weighting of the approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue, gross margins, SARD, capital expenditures, the weighted average cost of capital, the terminal growth rate and the tax rate for the income approach and market multiples for the market approach. Evaluating the reasonableness of management’s significant assumptions related to projected revenue, gross margins, SARD, capital expenditures and the tax rate involved considering (i) the current economic conditions and recent operating results of the Protection reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s income and market approaches, the weighting of the approaches, and the reasonableness of the weighted average cost of capital, the terminal growth rate and market multiples assumptions.

Valuation of customer-related intangible asset - Spectrum Plastics Group acquisition
As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) for total consideration of $1,792 million on August 1, 2023, which resulted in $772 million of a customer-related intangible asset being recorded. Fair value of the acquired customer-related intangible asset was determined by management using the multi-period excess earnings method. As disclosed by management, this required the use of several assumptions and estimates, including, but not limited to the customer attrition rate, the discount rate, the economic life, the EBITDA margin, the contributory asset charge, net sales attributable to existing customers and the projected revenue for the customer-related intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of the customer-related intangible asset acquired in the acquisition of Spectrum is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer-related intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, net sales attributable to existing customers, EBITDA margin, customer attrition rate, discount rate, economic life and contributory asset charges; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer-related intangible asset and controls over the development of significant assumptions related to projected revenue, net sales attributable to existing customers, EBITDA margin, customer attrition rate, discount rate, economic life, and contributory asset charges. These procedures also included, among others (i) testing management’s process for estimating the fair value of the customer-related intangible asset acquired; (iii) evaluating the appropriateness of the valuation method; (iv) testing the completeness and accuracy of underlying data used by management in the valuation method; and (v) evaluating the reasonableness of significant assumptions used by management related to projected revenue, net sales attributable to existing customers, EBITDA margin, customer attrition rate, discount rate, economic life, and contributory asset charges. Evaluating the reasonableness of management’s significant assumptions related to projected revenue, net sales attributable to existing customers, and EBITDA margin involved considering (i) the current economic conditions and recent operating results of Spectrum; (ii) external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation method and (ii) the reasonableness of customer attrition rate, discount rate, economic life and contributory asset charges assumptions.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2024

We have served as the Company’s auditor since 2019.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2023	2022	2021
Net sales	$12,068	$13,017	$12,566
Cost of sales	7,835	8,402	7,971
Research and development expenses	508	536	557
Selling, general and administrative expenses	1,408	1,467	1,602
Amortization of intangibles	600	590	566
Restructuring and asset related charges - net	146	155	50
Goodwill impairment charge	804	—	—
Acquisition, integration and separation costs	20	193	81
Equity in earnings of nonconsolidated affiliates	51	75	85
Sundry income (expense) - net	102	191	145
Interest expense	396	492	525
Income from continuing operations before income taxes	$504	$1,448	$1,444
(Benefit from) provision for income taxes on continuing operations	(29)	387	237
Income from continuing operations, net of tax	$533	$1,061	$1,207
(Loss) income from discontinued operations, net of tax	(71)	4,856	5,308
Net income	$462	$5,917	$6,515
Net income attributable to noncontrolling interests	39	49	48
Net income available for DuPont common stockholders	$423	$5,868	$6,467

Per common share data:
Earnings per common share from continuing operations - basic	$1.10	$2.02	$2.17
(Loss) earnings per common share from discontinued operations - basic	(0.16)	9.75	9.75
Earnings per common share - basic	$0.94	$11.77	$11.92
Earnings per common share from continuing operations - diluted	$1.09	$2.02	$2.16
(Loss) earnings per common share from discontinued operations - diluted	(0.16)	9.73	9.72
Earnings per common share - diluted	$0.94	$11.75	$11.89

Weighted-average common shares outstanding - basic	449.9	498.5	542.7
Weighted-average common shares outstanding - diluted	451.2	499.4	544.2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2023	2022	2021
Net income	$462	$5,917	$6,515
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	38	(1,119)	(755)
Pension and other post-employment benefit plans	(92)	41	425
Derivative instruments	(41)	61	56
Split-off of N&B	—	—	258
Separation of M&M Divestitures	(32)	167	—
Total other comprehensive loss	(127)	(850)	(16)
Comprehensive income	335	5,067	6,499
Comprehensive income attributable to noncontrolling interests, net of tax	31	31	35
Comprehensive income attributable to DuPont	$304	$5,036	$6,464
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,392	$3,662
Marketable securities	—	1,302
Restricted cash and cash equivalents	411	7
Accounts and notes receivable - net	2,370	2,518
Inventories	2,147	2,329
Prepaid and other current assets	194	161
Assets of discontinued operations	—	1,291
Total current assets	7,514	11,270
Property
Property, plant and equipment	10,725	10,179
Less: Accumulated depreciation	4,841	4,448
Property, plant and equipment - net	5,884	5,731
Other Assets
Goodwill	16,720	16,663
Other intangible assets	5,814	5,495
Restricted cash and cash equivalents - noncurrent	—	103
Investments and noncurrent receivables	1,071	733
Deferred income tax assets	312	109
Deferred charges and other assets	1,237	1,251
Total other assets	25,154	24,354
Total Assets	$38,552	$41,355
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$300
Accounts payable	1,675	2,103
Income taxes payable	154	233
Accrued and other current liabilities	1,269	951
Liabilities of discontinued operations	—	146
Total current liabilities	3,098	3,733
Long-Term Debt	7,800	7,774
Other Noncurrent Liabilities
Deferred income tax liabilities	1,130	1,158
Pension and other post-employment benefits - noncurrent	565	522
Other noncurrent obligations	1,234	1,151
Total other noncurrent liabilities	2,929	2,831
Total Liabilities	13,827	14,338
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2023: 430,110,140 shares; 2022: 458,124,262 shares)	4	5
Additional paid-in capital	48,059	48,420
Accumulated deficit	(22,874)	(21,065)
Accumulated other comprehensive loss	(910)	(791)
Total DuPont stockholders' equity	24,279	26,569
Noncontrolling interests	446	448
Total equity	24,725	27,017
Total Liabilities and Equity	$38,552	$41,355
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2023	2022	2021
Operating Activities
Net income	$462	$5,917	$6,515
(Loss) income from discontinued operations	(71)	4,856	5,308
Net income from continuing operations	$533	$1,061	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147	1,135	1,112
Credit for deferred income tax and other tax related items	(381)	(157)	(252)
Earnings of nonconsolidated affiliates less than dividends received	20	36	12
Net periodic pension benefit cost	31	2	3
Periodic benefit plan contributions	(63)	(66)	(74)
Net gain on sales, businesses and investments	(19)	(78)	(171)
Restructuring and asset related charges - net	146	155	50
Goodwill impairment charge	804	—	—
Inventory step-up amortization	—	—	12
Other net loss	128	16	177
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	202	(79)	(346)
Inventories	227	(215)	(248)
Accounts payable	(310)	(138)	221
Other assets and liabilities, net	(274)	(423)	143
Cash provided by operating activities - continuing operations	2,191	1,249	1,846
Investing Activities
Capital expenditures	(619)	(662)	(788)
Proceeds from sales of property, businesses, and ownership interests in nonconsolidated affiliates, net of cash divested	1,244	10,951	797
Acquisitions of property and businesses, net of cash acquired	(1,761)	5	(2,346)
Purchases of investments	(32)	(1,317)	(2,001)
Proceeds from sales and maturities of investments	1,334	15	2,001
Other investing activities, net	6	12	39
Cash provided by (used for) investing activities - continuing operations	172	9,004	(2,298)
Financing Activities
Changes in short-term borrowings	—	(150)	150
Proceeds from credit facility	—	600	—
Repayment of credit facility	—	(600)	—
Payments on long-term debt	(300)	(2,500)	(5,000)
Purchases of common stock and forward contracts	(2,000)	(4,375)	(2,143)
Proceeds from issuance of Company stock	27	88	115
Employee taxes paid for share-based payment arrangements	(27)	(27)	(26)
Distributions to noncontrolling interests	(37)	(26)	(29)
Dividends paid to stockholders	(651)	(652)	(630)
Other financing activities, net	(1)	(4)	(26)
Cash used for financing activities - continuing operations	(2,989)	(7,646)	(7,589)
Cash Flows from Discontinued Operations
Cash (used for) provided by operations - discontinued operations	(273)	(661)	435
Cash used for investing activities - discontinued operations	(33)	(81)	(103)
Cash (used for) provided by financing activities - discontinued operations	—	(21)	1,082
Cash (used in) provided by discontinued operations	(306)	(763)	1,414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(148)	(72)
(Decrease) increase in cash, cash equivalents and restricted cash	(969)	1,696	(6,699)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	3,772	2,037	8,733
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	39	42
Cash, cash equivalents and restricted cash at beginning of period	3,772	2,076	8,775
Cash, cash equivalents and restricted cash from continuing operations, end of period	2,803	3,772	2,037
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	39
Cash, cash equivalents and restricted cash at end of period	$2,803	$3,772	$2,076
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2023	2022	2021
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized - from continuing operations	$408	$494	$497
Income taxes, net of refunds - from continuing operations	360	642	433
Interest, net of amounts capitalized - from discontinued operations	—	—	2
Income taxes, net of refunds - from discontinued operations	34	202	128
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2021
Balance at January 1, 2021	$7	$50,039	$(11,586)	$44	$—	$566	$39,070
Net income	—	—	6,467	—	—	48	6,515
Other comprehensive loss	—	—	—	(3)	—	(13)	(16)
Dividends ($1.20 per common share)	—	(630)	—	—	—	—	(630)
Common stock issued/sold	—	115	—	—	—	—	115
Stock-based compensation	—	49	—	—	—	—	49
Contributions from non-controlling interest	—	—	—	—	—	84	84
Distributions to non-controlling interests	—	—	—	—	—	(41)	(41)
Purchases of treasury stock	—	—	—	—	(2,143)	—	(2,143)
Retirement of treasury stock	—	—	(2,143)	—	2,143	—	—
Split-off of N&B	(2)	—	(15,926)	—	—	(27)	(15,955)
Other	—	1	1	—	—	—	2
Balance at December 31, 2021	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
2022
Net income	—	—	5,868	—	—	49	5,917
Other comprehensive loss	—	—	—	(832)	—	(18)	(850)
Dividends ($1.32 per common share)	—	(652)	—	—	—	—	(652)
Common stock issued/sold	—	88	—	—	—	—	88
Stock-based compensation	—	57	—	—	—	—	57
Contributions from non-controlling interest	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(36)	(36)
Purchases of treasury stock	—	—	—	—	(3,725)	—	(3,725)
Retirement of treasury stock	—	—	(3,725)	—	3,725	—	—
Forward contracts for share repurchase	—	(650)	—	—	—	—	(650)
M&M Divestiture	—	—	—	—	—	(167)	(167)
Other	—	3	(21)	—	—	1	(17)
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
2023
Net income	—	—	423	—	—	39	462
Other comprehensive loss	—	—	—	(119)	—	(8)	(127)
Dividends ($1.44 per common share)	—	(651)	—	—	—	—	(651)
Common stock issued/sold	—	27	—	—	—	—	27
Stock-based compensation	—	51	—	—	—	—	51
Distributions to non-controlling interests	—	—	—	—	—	(37)	(37)
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchases of treasury stock	—	—	(21)	—	—	—	(21)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(1)	1	—	—	4	4
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
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

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2023 and 2022, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

Beginning in the second quarter of 2023, the Company has segregated the cash flows from discontinued operations from the cash flows from continuing operations in accordance with ASC 230, Statement of Cash Flows. The Consolidated Statements of Cash Flows have been recast for all periods to reflect the change in presentation.

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

The results of operations of DuPont for the years ended December 31, 2021 reflect the historical financial results of N&B as discontinued operations. The comprehensive income related to N&B has not been segregated and is included in the Consolidated Statements of Comprehensive Income for the applicable period. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of N&B.

M&M Transactions
On November 1, 2022, DuPont completed the previously announced divestiture of the majority of its historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”), to Celanese Corporation (“Celanese”) for cash proceeds of $11.0 billion. On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). The Delrin® Divestiture and together with the M&M Divestiture, collectively the "M&M Divestitures” and the businesses in scope of the M&M Divestitures collectively the "M&M Businesses". See Note 4 for more information.

The financial position of DuPont as of December 31, 2022, present the businesses subsequently divested as part of the Delrin® Divestiture as discontinued operations. The results of operations for the year ended December 31, 2023, present the financial results of Delrin® as discontinued operations through November 1, 2023. The results of operations for the years ended December 31, 2022 and 2021, present the financial results of the M&M Businesses as discontinued operations. For the year ended December 31, 2023, the Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations for activity. The Consolidated Statements of Cash Flows for the year ended December 31, 2022 and 2021, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses has not been segregated and is included in the Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported within the historical Mobility & Materials segment, (the "Retained Businesses") are not included in the scope of the M&M Divestitures. In 2022, the Retained Businesses were realigned to Corporate & Other. The reporting changes have been retrospectively applied for all periods presented.

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

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represents trust assets, cash held in escrow and cash within qualified settlement funds. These funds are restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash is classified as a current or non-current asset based on the timing and nature of when or how the cash is expected to be used. See Note 7 and 16 for further information.

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

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the net present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selects peer sets based on close competitors and reviews the EBIT/EBITDA multiples to determine the fair value. When applicable, third-party purchase offers may be utilized to measure fair value. The Company applies a weighting to the market approach and income approach to determine the fair value. See Note 14 for further information on goodwill.

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

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 1 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

The Company has leases in which it is the lessor, these leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheets or Consolidated Statement of Operations. Lease income is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". See Note 17 for additional information regarding the Company's leases.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The disclosures around rollforward information will be implemented as required for the year-ended December 31, 2024. See Note 15 for more information.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. Historically, the Company has recognized contract assets and contract liabilities at the acquisition date based on fair value estimates in accordance with ASC 805, Business Combinations. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company implemented the guidance as required during the first interim period for the year-ended December 31, 2023. The guidance did not have a significant impact.

Accounting Guidance Issued But Not Adopted at December 31, 2023
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures will be implemented as required for the year-ended December 31, 2024. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis. The disclosures will be implemented as required for the year-ended December 31, 2025. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - ACQUISITIONS
Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the global industrial, food and medical business sectors. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The table below presents the provisional fair values allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Spectrum are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities assumed, principally income tax related amounts, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023	Estimated fair value as previously reported [1]	Measurement period adjustments [2]	Estimated fair value adjusted
In millions
Fair value of assets acquired
Cash and cash equivalents	$31	$—	$31
Accounts and notes receivable	68	—	68
Inventories	52	—	52
Property, plant and equipment	125	—	125
Other intangible assets	1,032	(116)	916
Deferred charges and other assets	34	—	34
Total Assets Acquired	$1,342	$(116)	$1,226
Fair value of liabilities assumed
Accounts payable	$21	$—	$21
Income taxes payable	17	—	17
Deferred income tax liabilities	206	(29)	177
Other noncurrent liabilities	37	—	37
Total Liabilities Assumed	$281	$(29)	$252
Goodwill	731	87	818
Total Consideration	$1,792	$—	$1,792
1.As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.
2.The Company recorded measurement period adjustments in the fourth quarter of 2023 to reflect changes in preliminary valuation assumptions for customer relationships. All measurement period adjustments were offset against goodwill.

The significant fair value adjustments included in the allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $772 million, developed technology of $126 million and trademark/tradename of $18 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 20 years, 15 years, and 5 years, respectively. The preliminary customer-related intangible assets' fair value was determined using the multi-period excess earnings method while the preliminary developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method. The determination and allocation of fair value of other intangibles assets assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations.

Goodwill
The excess of the consideration for Spectrum over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $818 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is primarily attributable to the optimization of the combined Electronics & Industrial segment and Spectrum businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Spectrum goodwill will not be deductible for U.S. tax purposes.

Total net sales included in the Consolidated Statements of Income for the year ended December 31, 2023 are $185 million. The Company evaluated the disclosure requirements under ASC 805 and determined Spectrum was not considered a material business combination for purposes of disclosing the earnings of Spectrum since the date of acquisition or supplemental pro forma information.

Terminated Intended Rogers Corporation Acquisition
On November 1, 2022, the Company announced the termination of the agreement to acquire all the outstanding shares of Rogers Corporation (“Rogers”) for about $5.2 billion, as DuPont and Rogers were unable to obtain timely clearance from all the required regulators ("Terminated Intended Rogers Corporation Acquisition"). DuPont paid Rogers a termination fee of $162.5 million in accordance with the agreement on November 2, 2022. The termination fee was recognized as a charge in the fourth quarter of 2022 and recorded in the "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2023, these costs were primarily related to the Spectrum Acquisition. For the year ended December 31, 2022 these costs were primarily related to costs associated with the Terminated Intended Rogers Acquisition, including the $162.5 million termination fee, the divestiture of the Biomaterials business unit and the prior year acquisition of Laird PM. Comparatively, for the year ended December 31, 2021 these costs were primarily related to the acquisition of Laird PM and the divestitures of the Biomaterials, Clean Technologies and Solamet® business units.

These costs are recorded within "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

(In millions) For the years ended December 31,	2023	2022	2021
Acquisition, integration and separation costs	$20	$193	$81

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

The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® business together with the M&M Divestiture businesses, the "M&M Businesses”). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable in the amount of $350 million and acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments primarily relate to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Company accounts for its equity interest in Derby as an equity method investment based upon its non-controlling equity interest, its $350 million intra-entity note receivable owed by an indirect, wholly owned subsidiary of Derby and its representation on the Derby board of directors. The note receivable has a maturity date of November 2031. The Company has limited continuing involvement with Derby including short term transition service agreements and insignificant sales to the Delrin® business.

As a result of the Delrin® Divestiture, and included as part of the $419 million gain on the sale, the Company initially recognized the 19.9 percent equity interest and the $350 million note receivable at fair values of $121 million and $224 million, respectively, which are recorded in "Investments and noncurrent receivables" in the Consolidated Balance Sheets. The fair value of the equity interest was determined using the enterprise value based on sales proceeds and a market approach primarily based on restricted stock studies. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The financial results of Derby, subsequent to the transaction date, will be included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. As such, no equity earnings of non-consolidated affiliates were recorded for the year ended December 31, 2023. As of December 31, 2023, the carrying values of the retained equity investment and note receivable were $121 million and $228 million, respectively.

For the year ended December 31, 2023, Company recognized non-cash interest income on the note receivable of $4 million, reported in "Sundry income (expense) - net" on the Consolidated Statement of Operations, and accreted to the carrying value of the note receivable. TJC's valuations of acquired assets and liabilities assumed are in process and are not reflected as of December 31, 2023.

The Company determined the sales of the M&M Businesses represent a strategic shift that has a major effect on the Company’s operations and results. For the years ended December 31, 2023 and 2022 the Company recognized an after-tax gain of $480 million and $5 billion, respectively, recorded in "(Loss) income from discontinued operations, net of tax" in the Company's Consolidated Statement Operations. For the year ended December 31, 2023, $419 million is related to the gain on the sale of Delrin®, which is included in the Consolidated Statements of Cash Flows.

The results of operations of the M&M Businesses are presented as discontinued operations as summarized below for all periods. The M&M Divestiture is reflected through the Transaction Date and the Delrin® Divestiture is reflected through November 1, 2023:

	For the Years Ended December 31,
In millions	2023	2022	2021
Net sales	$460	$3,532	$4,087
Cost of sales	295	2,712	2,832
Research and development expenses	3	46	61
Selling, general and administrative expenses	2	127	253
Amortization of intangibles	—	28	159
Restructuring and asset related charges - net	—	—	5
Acquisition, integration and separation costs [1]	195	555	52
Equity in earnings of nonconsolidated affiliates	—	(9)	9
Sundry income (expense) - net	9	4	18
(Loss) income from discontinued operations before income taxes	$(26)	$59	$752
Provision for income taxes on discontinued operations	31	128	155
(Loss) income from discontinued operations, net of tax	$(57)	$(69)	$597
Net (loss) income from discontinued operations attributable to noncontrolling interests	—	(4)	18
Gain on sale, net of tax [2]	480	5,024	—
Income from discontinued operations attributable to DuPont stockholders, net of tax	$423	$4,959	$579
1. Includes costs related to the M&M Divestitures for all periods presented.
2. Gain includes purchase price adjustments related to the M&M Divestitures in 2023.

Assets and liabilities held for sale as of December 31, 2022, represent only those related to Delrin®. The following table summarizes the major classes of assets and liabilities of the M&M Businesses classified as held for sale presented as discontinued operations as of December 31, 2022:

In millions	December 31, 2022
Assets
Accounts and notes receivable - net	$75
Inventories	104
Other current assets	6
Property, plant and equipment - net	256
Goodwill	405
Other intangible assets	338
Deferred income tax assets	36
Deferred charges and other assets	71
Total assets of discontinued operations	$1,291
Liabilities
Accounts payable	$78
Accrued and other current liabilities	8
Deferred income tax liabilities	53
Pension and other post employment benefits - noncurrent	5
Other noncurrent liabilities	2
Total liabilities of discontinued operations	$146

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

The results of operations of N&B are presented as discontinued operations as summarized below:

(In millions) For the year ended December 31,	2021
Net sales	$507
Cost of sales	354
Research and development expenses	21
Selling, general and administrative expenses	47
Amortization of intangibles	38
Restructuring and asset related charges - net	1
Integration and separation costs	172
Sundry income (expense) - net	8
Interest expense	13
Loss from discontinued operations before income taxes	(131)
Benefit from income taxes on discontinued operations	(21)
Loss from discontinued operations, net of tax	(110)
Income from discontinued operations attributable to noncontrolling interests, net of tax	—
Non-taxable gain on split-off	4,920
Income from discontinued operations attributable to DuPont stockholders, net of tax	$4,810

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

N&B Transaction Agreements
In connection with the N&B Transaction the Company entered into the following, among other agreements, N&B Separation and Distribution Agreement and the N&B Merger Agreement, effective December 15, 2019, and the N&B Tax Matters Agreement effective February 1, 2021.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $71 million for the year ended December 31, 2023 and income from discontinued operations of $4,856 million and $5,308 million for the years ended December 31, 2022 and 2021, respectively.

Discontinued operations activity consists of the following:

	For the Years Ended December 31,
In millions	2023	2022	2021
M&M Divestitures	$423	$4,955	$597
N&B Transaction	—	—	4,810
MOU Activity [1]	(426)	(74)	(76)
Other [2]	(68)	(25)	(23)
(Loss) income from discontinued operations, net of tax	$(71)	$4,856	$5,308
1.Includes the activity subject to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company. The year ended December 31, 2023 includes a charge related to the Water District Settlement Agreement, as defined in Note 16.
2.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP"). For additional information on these matters, refer to Note 16.

Biomaterials
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. For the year ended December 31, 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, the results of operations of the Biomaterials business unit are reported in Corporate & Other.

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

Net Trade Revenue by Segment and Business or Major Product Line	2023	2022	2021
(In millions) For the years ended December 31,
Industrial Solutions [1]	$2,061	$1,954	$1,890
Interconnect Solutions	1,422	1,742	1,617
Semiconductor Technologies	1,854	2,221	2,047
Electronics & Industrial	$5,337	$5,917	$5,554
Safety Solutions	$2,519	$2,649	$2,567
Shelter Solutions	1,655	1,815	1,615
Water Solutions	1,459	1,493	1,370
Water & Protection	$5,633	$5,957	$5,552
Retained Businesses [2]	$1,098	$1,067	$958
Other [3]	—	76	502
Corporate & Other	$1,098	$1,143	$1,460
Total	$12,068	$13,017	$12,566
1.Net sales attributed to Spectrum, a component of Electronics & Industrial and presented within Industrial Solutions, was $185 million for the year ended December 31, 2023.
2.Net sales reflected in Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
3.Net sales reflected in Other include activity of certain divested businesses including Biomaterials, Clean Technologies and Solamet®.

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

Revenue recognized for the years ended December 31, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	December 31, 2023	December 31, 2022
In millions
Accounts receivable - trade [1]	$1,543	$1,593
Deferred revenue - current [2]	$1	$11
Deferred revenue - non-current [3]	$22	$8
1.Included in "Accounts and notes receivable - net" in the Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $146 million, $155 million and $50 million for the years ended December 31, 2023, 2022 and 2021, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. The total liability related to restructuring programs was $107 million and $67 million at December 31, 2023 and December 31, 2022, respectively, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Restructuring activity consists of the following programs:

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). For the year ended December 31, 2023, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $110 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $80 million of severance and related benefit costs and asset related charges of $30 million. The Company expects the program to be substantially complete by the end of 2024.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	2023
(In millions) For the Year Ended December 31,
Electronics & Industrial	$21
Water & Protection	57
Corporate & Other	32
Total	$110
The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2022	$—	$—	$—
Restructuring charges	80	30	110
Charges against the reserve	(1)	(30)	(31)
Reserve balance at December 31, 2023	$79	$—	$79

At December 31, 2023, total liabilities related to the 2023-2024 Restructuring Program were $79 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $96 million inception-to-date, comprised of $82 million of severance and related benefit costs and asset related charges of $14 million.

The following table summarizes the charges incurred by segment related to the 2022 Restructuring Program:

2022 Restructuring Program Charges by Segment	2023	2022
(In millions) For the years ended December 31,
Electronics & Industrial	$29	$23
Water & Protection	(2)	16
Corporate & Other	8	22
Total	$35	$61

At December 31, 2023 and 2022, total liabilities related to the 2022 Restructuring Program were $27 million and $57 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

2021 Restructuring Actions
In October 2021, the Company approved targeted restructuring actions to capture near term cost reductions (the "2021 Restructuring Actions"). The Company recorded pre-tax restructuring charges of $47 million inception-to-date, consisting of severance and related benefit costs of $27 million and asset related charges of $20 million.

The following table summarizes the charges incurred by segment related to the 2021 Restructuring Actions:

2021 Restructuring Actions Charges by Segment	2023	2022	2021
(In millions) For the years ended December 31,
Electronics & Industrial	$(1)	$2	$5
Water & Protection	—	1	32
Corporate & Other	2	(3)	9
Total	$1	$—	$46

At December 31, 2023 and 2022, total liabilities related to the 2021 Restructuring Actions were $1 million and $7 million, respectively, for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2021 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Consolidated Balance Sheets. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Consolidated Balance Sheets. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include projected revenue, gross margins, EBITDA margins, the weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, the Company concluded the impairment was other-than-temporary and, in March 2022, recorded a pre-tax impairment charge of $94 million ($65 million net of tax) in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2022 related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment previously included within “Assets of discontinued operations.”

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
(In millions) For the years ended December 31,	2023	2022	2021
Non-operating pension and other post-employment benefit ("OPEB") (credit) costs	$(9)	$28	$30
Interest income [1]	155	50	12
Net gain on divestiture and sales of other assets and investments [2,3,4]	19	78	171
Foreign exchange (losses) gains, net	(73)	15	(53)
Miscellaneous income (expenses) - net [5,6]	10	20	(15)
Sundry income (expense) - net	$102	$191	$145
1.The year ended December 31, 2023 includes interest on cash and marketable securities at a higher interest rate than the prior years and non-cash interest income of $4 million related to the $350 million Delrin® related party note receivable. Refer to Note 4 for additional information.
2.The year ended December 31, 2023 primarily reflects income related to a land sale within the Water & Protection segment and gain adjustments from previously divested businesses.
3.The year ended December 31, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and income of $37 million related to the sale of a land use right within the Water & Protection segment.
4.The year ended December 31, 2021 primarily reflects income of $140 million related to the gain on sale of the Solamet® business unit and $28 million related to the gain on sale of assets within the Electronics & Industrial segment.
5.The year ended December 31, 2022 includes $13 million related to government grants.
6.The year ended December 31, 2021 includes an impairment charge of approximately $15 million related to an asset sale.

Cash, Cash Equivalents and Restricted Cash
At December 31, 2023, the Company had restricted cash of $411 million within “Restricted cash and cash equivalents” in the Condensed Consolidated Balance Sheets, the majority of the balance is attributable to the Water District Settlement Fund. At December 31, 2022, the Company had restricted cash of $103 million, within the “Restricted cash and cash equivalents - noncurrent”, which a majority is related to the MOU escrow account deposits. Additional information can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $1,269 million at December 31, 2023 and $951 million at December 31, 2022. "Accrued and other current liabilities" at December 31, 2023 includes approximately $405 million related to a settlement agreement further discussed in Note 16. Accrued payroll, which is a component of "Accrued and other current liabilities" was $250 million at December 31, 2023 and $291 million at December 31, 2022. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at December 31, 2023 and 2022.

NOTE 8 - INCOME TAXES

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	2023	2022	2021
(In millions) For the years ended December 31,
(Loss) income from continuing operations before income taxes
Domestic	$(695)	$(308)	$(293)
Foreign	1,199	1,756	1,737
Income from continuing operations before income taxes	$504	$1,448	$1,444
Current tax expense
Federal	$80	$211	$73
State and local	9	7	17
Foreign	246	373	406
Total current tax expense	$335	$591	$496
Deferred tax (benefit) expense
Federal	$(24)	$(191)	$(105)
State and local	(27)	(16)	(79)
Foreign	(313)	3	(75)
Total deferred tax benefit	$(364)	$(204)	$(259)
(Benefit from) provision for income taxes on continuing operations	(29)	387	237
Net income from continuing operations	$533	$1,061	$1,207

Reconciliation to U.S. Statutory Rate For the years ended December 31,	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earning effect	(1.2)	0.2	(0.5)
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	4.9	(3.9)	(7.8)
U.S. tax effect of foreign earnings and dividends	13.0	5.0	4.4
Unrecognized tax benefits	(0.1)	1.0	0.6
Acquisitions, divestitures and ownership restructuring activities [1]	(64.4)	2.5	6.3
Exchange gains/losses [2]	(1.1)	0.4	(2.2)
State and local income taxes	(2.8)	0.2	(3.3)
Change in valuation allowance	—	—	(0.4)
Goodwill impairments	33.5	—	—
Stock-based compensation	(1.0)	(0.2)	0.1
Foreign-derived intangible income (FDII)	(6.0)	(2.0)	(2.1)
Other - net	(1.6)	2.5	0.3
Effective tax rate	(5.8)%	26.7%	16.4%
1.Includes a net tax benefit of $324 million and a net tax expense of $22 million in connection with internal restructurings involving foreign subsidiaries for the years ended December 31, 2023 and 2021.
2. Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.

Deferred Tax Balances at December 31,	2023	2022
(In millions)
Deferred tax assets:
Tax loss and credit carryforwards [1]	$870	$768
Lease liability	116	101
Pension and postretirement benefit obligations	46	55
Unrealized exchange (losses) gains, net	(17)	16
Other accruals and reserves	131	139
Research and development	218	197
Inventory	16	18
Other – net	202	146
Gross deferred tax assets	$1,582	$1,440
Valuation allowances [1]	(738)	(703)
Total deferred tax assets	$844	$737

Deferred tax liabilities:
Investments [2]	(204)	(290)
Operating lease asset	(116)	(101)
Property	(343)	(272)
Intangibles	(999)	(1,123)
Total deferred tax liabilities	$(1,662)	$(1,786)
Total net deferred tax liability	$(818)	$(1,049)
1.Primarily related to recorded tax benefits and the non-realizability of tax loss and carryforwards from operations in the United States, Europe and Asia Pacific.
2.The Company reclassified a portion of its investments balance related to the impact of internal restructuring in 2023.

Included in the 2023 and 2022 deferred tax asset and liability amounts above is $410 million and $370 million, respectively, of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries own in aggregate 100 percent of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC are included in the Consolidated Financial Statements of the Company.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions) As of December 31,	2023	2022
Operating loss carryforwards
Expire within 5 years	$40	$34
Expire after 5 years or indefinite expiration	624	604
Total operating loss carryforwards	$664	$638
Tax credit carryforwards
Expire within 5 years	$37	$26
Expire after 5 years or indefinite expiration	169	104
Total tax credit carryforwards	$206	$130
Total Operating Loss and Tax Credit Carryforwards	$870	$768

Total Gross Unrecognized Tax Benefits	2023	2022	2021
(In millions)
Total unrecognized tax benefits at January 1,	$470	$351	$432
Decreases related to positions taken on items from prior years	(4)	(4)	(18)
Increases related to positions taken on items from prior years	3	4	5
Increases related to positions taken in the current year	18	164	11
Settlement of uncertain tax positions with tax authorities	(10)	(10)	(1)
Decreases due to expiration of statutes of limitations	(9)	—	—
Exchange loss (gain)	5	(9)	(14)
Divestiture of N&B	—	—	(64)
Divestiture of M&M	—	(26)	—
Total unrecognized tax benefits at December 31, [1]	$473	$470	$351
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$329	$338	$303
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$8	$3	$(3)
Total accrual for interest and penalties associated with unrecognized tax benefits	$28	$16	$13
1.Total unrecognized tax benefits includes $141 million, $128 million and $46 million of benefits related to discontinued operations at December 31, 2023, 2022 and 2021.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2023	Earliest Open Year
Jurisdiction
Brazil	2019
Canada	2017
China	2013
Denmark	2018
Germany	2015
Japan	2017
The Netherlands	2018
Switzerland	2018
United States:
Federal income tax [1]	2012
State and local income tax	2012
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to EIDP pursuant to the DWDP Tax Matters Agreement.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $6,495 million as of December 31, 2023. In addition to the U.S. federal tax imposed by the Tax Cuts and Jobs Act ("The Act") on all accumulated unrepatriated earnings through December 31, 2017, The Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings at December 31, 2023 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

2023 Internal Restructurings
The Company recorded a deferred tax benefit of $324 million for the year ended December 31, 2023, in connection with certain internal restructurings. These restructurings in certain instances relied upon legal entity and asset valuations. The aforementioned tax benefit is included in “(Benefit from) provision for income taxes on continuing operations” in the Consolidated Statements of Operations.

M&M Divestitures
The Company recorded a net tax expense of $21 million and $127 million for the year ended December 31, 2023 and 2022, respectively, in connection with certain internal restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities retained by DuPont after the close of the M&M Divestiture to Celanese, and in certain instances relied upon legal entity valuations. The aforementioned net tax expense is included in “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the years ended December 31, 2023, 2022 and 2021:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2023	2022	2021
Income from continuing operations, net of tax	$533	$1,061	$1,207
Net income from continuing operations attributable to noncontrolling interests	39	53	30
Income from continuing operations attributable to common stockholders	$494	$1,008	$1,177
(Loss) income from discontinued operations, net of tax	(71)	4,856	5,308
Net (loss) income from discontinued operations attributable to noncontrolling interests	—	(4)	18
(Loss) income from discontinued operations attributable to common stockholders	(71)	4,860	5,290
Net income available to common stockholders	$423	$5,868	$6,467

Earnings Per Share Calculations - Basic Dollars per share	2023	2022	2021
Earnings from continuing operations attributable to common stockholders	$1.10	$2.02	$2.17
(Loss) earnings from discontinued operations, net of tax	(0.16)	9.75	9.75
Earnings available to common stockholders [1]	$0.94	$11.77	$11.92

Earnings Per Share Calculations - Diluted Dollars per share	2023	2022	2021
Earnings from continuing operations attributable to common stockholders	$1.09	$2.02	$2.16
(Loss) earnings from discontinued operations, net of tax	(0.16)	9.73	9.72
Earnings available to common stockholders [1]	$0.94	$11.75	$11.89

Share Count Information Shares in Millions	2023	2022	2021
Weighted-average common shares - basic	449.9	498.5	542.7
Plus dilutive effect of equity compensation plans	1.3	0.9	1.5
Weighted-average common shares - diluted	451.2	499.4	544.2
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	2.6	4.1	2.8
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2023	December 31, 2022
Accounts receivable – trade [1]	$1,513	$1,567
Income tax receivable	301	235
Other [2]	556	716
Total accounts and notes receivable - net	$2,370	$2,518
1.Accounts receivable – trade is net of allowances of $40 million at December 31, 2023 and $38 million at December 31, 2022. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, general sales tax and other taxes, and other receivables. No individual group represents more than ten percent of total receivables.

Accounts receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

In millions	December 31, 2023	December 31, 2022
Finished goods	$1,184	$1,299
Work in process	487	522
Raw materials	350	388
Supplies	126	120
Total inventories	$2,147	$2,329

NOTE 12 - PROPERTY, PLANT, AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2023	December 31, 2022
In millions
Land and land improvements	1	-	25	$449	$432
Buildings	1	-	50	2,121	1,968
Machinery, equipment, and other	1	-	25	7,306	6,714
Construction in progress				849	1,065
Total property, plant and equipment				$10,725	$10,179
Total accumulated depreciation				$4,841	$4,448
Total property, plant and equipment - net				$5,884	$5,731

In millions	2023	2022	2021
Depreciation expense	$547	$545	$546

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at December 31, 2023 and December 31, 2022 is $788 million and $686 million, respectively. In the fourth quarter of 2023, the Company acquired an equity interest in Derby Group Holdings LLC ("Derby"). See Note 4 and below for further information. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company's dividends received from nonconsolidated affiliates is shown in the following table:

Dividends Received from Nonconsolidated Affiliates	2023	2022	2021
(In millions) For the years ended December 31,
Dividends from nonconsolidated affiliates	$71	$103	$98

The Company had an ownership interest in seven nonconsolidated affiliates, with ownership interest (direct and indirect) ranging from 19.9 percent to 50 percent at December 31, 2023.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the years ended December 31, 2023, 2022 and 2021. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the years ended December 31, 2023 and 2022 and less than 4 percent for the year ended December 31, 2021.

Derby Equity Interest
As a result of the Delrin® Divestiture, on November 1, 2023, the Company received a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The financial results of Derby, subsequent to the transaction date, will be included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. As such, no equity earnings of non-consolidated affiliates were recorded for the year ended December 31, 2023. As of December 31, 2023, the carrying values of the retained equity investment and note receivable were $121 million and $228 million, respectively. Refer to Note 4 for further information.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022.

	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Balance at December 31, 2021	$9,583	$6,801	$597	$16,981
Currency Translation Adjustment	(186)	(145)	(5)	(336)
Other	—	—	18	18
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
Goodwill recognized for Spectrum Acquisition [1]	818	—	—	818
Currency Translation Adjustment	(10)	48	5	43
Impairment	—	(804)	—	(804)
Balance at December 31, 2023	$10,205	$5,900	$615	$16,720
1.On August 1, 2023, DuPont completed the acquisition of Spectrum, which is included in the Electronics & Industrial segment. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. The Company’s significant assumptions in these analyses include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rates, and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

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

As part of its annual impairment test at October 1, 2023, the Company performed qualitative testing on six of its reporting units and performed quantitative testing on two of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the six reporting units were less than their carrying values. For the two reporting units tested by applying the quantitative assessment, the Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). As of October 1, 2023, as previously disclosed, the estimated fair value of the Protection reporting unit (aggregation of the Safety and Shelter businesses), within the Water & Protection segment, exceeded its carrying value by less than 5 percent and the carrying amount of goodwill within this reporting unit was $5.5 billion. No impairments were identified in any of the reporting units as part of the Company’s annual impairment assessment.

In connection with the preparation of the full year 2023 financial statements, the continuation of previously disclosed challenging macroeconomic environment in the residential, non-residential, and the repair and remodel construction markets, as well as incremental channel inventory destocking in healthcare and industrial end-markets served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit as of December 31, 2023 The Company performed quantitative testing on the Protection reporting unit using a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which is recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023. This reporting unit remains at risk for future impairment due to the fair value now being equal to the carrying value as a result of the recorded impairment. Should macroeconomic conditions worsen, resulting in further recovery delays, or other events occur indicating that the estimated future cash flows of the reporting unit have further declined and the reporting unit is unable to meet or exceed its projections from 2024 and other future years, the Company may be required to record future non-cash impairment charges related to goodwill. As of December 31, 2023, the remaining carrying amount of goodwill within the Protection reporting unit was $4.8 billion.

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,079	$(1,092)	$987	$1,955	$(913)	$1,042
Trademarks/tradenames	924	(414)	510	906	(349)	557
Customer-related	5,815	(2,329)	3,486	5,454	(2,389)	3,065
Other	28	(1)	27	54	(27)	27
Total other intangible assets with finite lives	$8,846	$(3,836)	$5,010	$8,369	$(3,678)	$4,691
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets with indefinite lives	$804	$—	$804	$804	$—	$804
Total	$9,650	$(3,836)	$5,814	$9,173	$(3,678)	$5,495

During the fiscal year 2023, the Company retired fully amortized assets of $399 million of customer-related intangible assets and $25 million of other intangible assets.

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

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	December 31, 2023	December 31, 2022
In millions
Electronics & Industrial [1]	$3,521	$2,976
Water & Protection	2,206	2,424
Corporate & Other	87	95
Total	$5,814	$5,495
1.Includes intangible assets acquired as part of the Spectrum Acquisition. See Note 3 for additional information.

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2024	$601
2025	$555
2026	$528
2027	$480
2028	$427

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
The following tables summarizes the Company's short-term borrowings, long-term debt and finance lease obligations:

Short-Term Borrowings	December 31, 2023	December 31, 2022
(In millions)
Long-term debt due within one year	$—	$300

Long-Term Debt	December 31, 2023		December 31, 2022
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2023	$—	—%	$300	5.72%
Final maturity 2025	1,850	4.49%	1,850	4.49%
Final maturity 2028	2,250	4.73%	2,250	4.73%
Final maturity 2029 and thereafter [2]	3,741	5.46%	3,729	5.48%
Other facilities:
Finance lease obligations	10		1
Less: Unamortized debt discount and issuance costs	51		56
Less: Long-term debt due within one year	—		300
Total	$7,800		$7,774
1.Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2.Includes fair value hedging adjustment of $59 million and $71 million at December 31, 2023 and 2022, respectively, related to the Company's interest rate swap agreements. See Note 21 for additional information.

In November 2023, the $300 million Floating Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash on hand.

In November 2022, the Company redeemed in full its fixed-rate long-term senior unsecured notes of $2.5 billion due 2023 at a redemption price equal to 100 percent of the aggregate principal amount plus the accrued and unpaid interest. The redemption was funded with the proceeds from the M&M Divestiture.

Principal payments of long-term debt for the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2023	Total
In millions
2024	$—
2025	$1,850
2026	$—
2027	$—
2028	$2,250
The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $7,995 million and $7,674 million at December 31, 2023 and 2022, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2023
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five-Year Revolving Credit Facility	April 2022	$2,500	$2,486	April 2027	Floating Rate
2023 $1B Revolving Credit Facility	May 2023	1,000	1,000	May 2024	Floating Rate
Total Committed and Available Credit Facilities		$3,500	$3,486

In July 2022, the Company drew down $600 million under the 2022 $1B Revolving Credit Facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

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

Term Loan and Revolving Credit Facilities
On May 10, 2023, the Company entered into a new $1 billion 364-day revolving credit facility (the "2023 $1B Revolving Credit Facility"). There were no drawdowns of the facility during the year ended December 31, 2023.
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

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $721 million at December 31, 2023. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $208 million at December 31, 2023. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2023 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2023, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at December 31, 2023.

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

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of December 31, 2023 and 2022 was $97 million and $127 million, respectively, and is recorded in “Accounts Payable” in the Consolidated Balance Sheets.

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

As of December 31, 2023, the Company has recorded indemnification assets of $21 million within "Accounts and notes receivable - net" and $242 million within "Deferred charges and other assets" and indemnified liabilities of $200 million within "Accrued and other current liabilities" and $263 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. At December 31, 2022, the Company has recorded indemnified assets of $70 million within "Accounts and notes receivable - net" and $237 million within "Deferred charges and other assets" and indemnified liabilities of $211 million within "Accrued and other current liabilities" and $274 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, as of December 31, 2023 the Company has recognized a liability of $405 million (including interest) related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At December 31, 2023, the Company had paid Qualified Spend of approximately $170 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account (the "MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million and DuPont and Corteva shall together deposit $100 million in the aggregate into the MOU Escrow Account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million and DuPont and Corteva shall together deposit $50 million in the aggregate into the MOU Escrow Account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any calendar year beginning with 2022 through and including 2028. Additionally, if on December 31, 2028, the balance in the MOU Escrow Account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the replenishment terms set forth in the MOU.

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

The Agreements provide that the Company and Corteva will each bear a certain percentage of the Indemnifiable Losses, described below, rising from EIDP Stray Liabilities and that the percentage changes upon each company meeting its respective threshold of $150 million for PFAS Stray Liabilities and $200 million for EIDP Stray Liabilities. In addition, for certain Non-PFAS Liabilities, (“Specified Spend Non-PFAS Liabilities”), Corteva must spend specified amounts before costs associated with such matter will be considered Indemnifiable Losses.

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ( $150 million each) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold, and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At December 31, 2023, the Company has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. Thereafter, the Company will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to such Non-PFAS Stray Liabilities. At December 31, 2023, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnified Liabilities Related to the MOU
In millions	December 31, 2023	December 31, 2022	Balance Sheet Classification
Current indemnified liabilities	$87	$66	Accrued and other current liabilities
Long-term indemnified liabilities	119	120	Other noncurrent obligations
Total indemnified liabilities accrued under the MOU [1]	$206	$186
1.As of December 31, 2023 and 2022, total indemnified liabilities accrued include $139 million and $161 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the Water District Settlement Agreement.

In addition to the above, beginning the second quarter of 2023 and at December 31, 2023, the Company has recognized a liability of $405 million (including interest) related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EIDP settled a West Virginia state court class action, Leach v. E. I. du Pont de Nemours and Company, which alleged that PFOA from EIDP’s former Washington Works facility had contaminated area drinking water supplies and affected the health of area residents. Members of the Leach class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. In 2017, Chemours and EIDP each paid $335 million to settle the multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”), thereby resolving claims of about 3,550 plaintiffs alleging injury from exposure to PFOA in drinking water. Post the 2017 settlement, approximately 100 cases were brought by Leach class members.

On January 21, 2021, EIDP and Chemours entered into settlement agreements with plaintiffs’ counsel representing the Ohio MDL plaintiffs providing for a settlement of all but one of these cases (the “Settlement”). The total settlement amount was $83 million in cash with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. At June 30, 2021 the Company had paid in full its $27 million contribution. The Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EIDP or Chemours. The personal injury case captioned “Abbott v. E. I. du Pont de Nemours and Company” was not included in the Settlement and, following a denial of certification by the U.S. Supreme Court in November 2023 and the exhaustion of all appeal routes, the amended jury verdict of $40 million, plus interest, is shared as defined in the MOU between Chemours, Corteva and DuPont. DuPont's portion of the personal injury case settlement charge, including interest, was approximately $16 million and was paid during the fourth quarter 2023.

In connection with the Settlement, plaintiffs' counsel filed a motion to terminate the Ohio MDL, which they later requested be withdrawn. Subsequently, plaintiffs' counsel filed or indicated intent to file, several new cases into the Ohio MDL. DuPont was not a named party in the Leach case, the Ohio MDL, or the Abbott case. Neither is it a defendant in the new cases being filed into the Ohio MDL.

In November 2023, DuPont, Chemours and Corteva reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of December 31, 2023. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the Companies' facilities and claims relating to the manufacture and sale of PFAS-containing products. The settlement also resolves the State's claims related to AFFF.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU, accordingly DuPont paid $12.5 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, in the event certain conditions are met. The supplemental payment is to be paid subjected to the terms of the MOU. As a result of the settlement agreement with the State of Ohio reached in November 2023, a Supplemental Payment is owed to the State of Delaware. As a result, the Company has accrued approximately $9 million as of December 31, 2023 related to the Supplemental Payment.

As of December 31, 2023, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging water contamination from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, in additional to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”). The AFFF MDL is captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation and is pending in the United States District Court for the District of South Carolina (the “Court”). Since then, the AFFF MDL has grown and contains approximately 5,400 cases. Most of the actions in the AFFF MDL identify DuPont as a defendant only for the fraudulent transfer claims related to the

Chemours Separation and the DowDuPont separations. Generally, the AFFF MDL contains multiple types of lawsuits including, but not limited to personal injury cases, state attorneys general natural resource damages cases, and water provider contamination. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS containing products.

On June 30, 2023, Chemours, Corteva, EIDP and DuPont entered a definitive agreement to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, including but not limited to water systems that are part of the AFFF MDL related to the use of aqueous film-forming foam, (the “Water District Settlement Agreement”) for $1.185 billion in cash. In August 2023, the Court preliminarily approved the Water District Settlement Agreement. Subsequent to the approval, during the third quarter of 2023, Chemours, EIDP, Corteva and DuPont collectively contributed $1.185 billion to a Qualified Settlement Fund (the “Water District Settlement Fund”). In accordance with the MOU, Chemours contributed about 50 percent of the settlement amount (about $592 million), and DuPont (about $400 million) and Corteva (about $193 million) together contributed the remaining 50 percent. Each of Chemours, Corteva and DuPont used its respective MOU Escrow Account deposits to fund in part their respective contributions into the Water District Settlement Fund. As of June 30, 2023, DuPont had deposited an aggregate of $100 million into the MOU Escrow Account all of which it used to fund in part its $400 million contribution to the Water District Settlement Fund. As a result, DuPont has $400 million, excluding interest, at December 31, 2023 related to these liabilities reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheets. DuPont's aggregate MOU escrow deposits of $100 million, excluding interest, at December 31, 2022 is reflected in "Restricted cash and cash equivalents - noncurrent" on the Consolidated Balance Sheets.

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

As part of the preliminary approval process, the Court established, among other things, a timetable for notice to class members, a mechanism for class members to opt out of the settlement and a date for a final fairness hearing. Additionally, the preliminary approval included a stay order for pre-existing lawsuits in which the plaintiff is a class member and an injunction prohibiting the filing of new suits where the plaintiff is a class member. The Notice Administrator submitted a report on February 6, 2024 indicating that 924 of 14,167 entities on the list of potential class members submitted timely requests for exclusion. The Court issued an order on December 7, 2023, allowing water systems that elected to opt out of the settlement to rejoin the settlement class by March 1, 2024. Therefore, the number of opt-outs is not final and is subject to a court ordered review process for compliance with the opt out process. On December 14, 2023, the Court held a final fairness hearing as a predicate to issuing an order either granting or denying final approval of the Water District Settlement Agreement. The Water District Settlement Agreement addresses conditions under which the settlement might not proceed, including a walk-away right that enables Chemours, Corteva and DuPont to terminate the settlement if class member opt outs exceed specified confidential levels. The companies had sufficient information to affirm on December 22, 2023 their support of the Water District Settlement Agreement and did not exercise their walk-away right.

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

In the third quarter 2023, the Company paid its cash contribution of $400 million to the Water District Settlement Fund. At December 31, 2023, DuPont has recorded a liability of about $405 million (including interest) in connection with the Water District Settlement Agreement, included in "Accrued and other current liabilities" within the Consolidated Balance Sheets. The $400 million pre-tax charge is recorded in discontinued operations for the year ended December 31, 2023. As of December 31, 2023 the $400 million deposited, plus interest, within the Water District Settlement Fund is reflected in "Restricted cash and cash equivalents - current" on the Consolidated Balance Sheets. The Company has presented these funds as restricted cash since their use is restricted under the Water District Settlement Agreement.

Subsequent to year end on February 8, 2024, the Court granted the plaintiffs’ motion for final approval of the Water District Settlement Agreement and final certification of settlement class. The funds that the Company contributed into the Water District Settlement Fund, including interest, will be removed from restricted cash and de-recognized, along with the associated accrued liability, after the entry of judgment becomes final and non-appealable.

There are also state attorneys general lawsuits against DuPont, outside of the AFFF MD that make claims of environmental contamination by certain PFAS compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to clean up contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

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

On March 24, 2023, the Cape Fear Public Utility Authority (“CFPUA”) filed a lawsuit in Delaware Chancery Court against EIDP, Chemours, Corteva, and DuPont alleging that the companies engaged in a series of corporate restructurings in order to evade PFAS liabilities. CFPUA asks for the court to unwind the Chemours spin off; the DowDuPont merger and subsequent separations; to find that DuPont and Corteva have assumed PFAS liabilities from EIDP and Chemours; to enjoin the defendants from distributing, transferring, capitalizing, or disposing of any proceeds from the sale of any business, segment, division or asset; and to impose a constructive trust over any such proceeds. Upon a motion by the Plaintiff, the Court has stayed this matter. The stay will remain in effect until the Judge decides to lift it.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at December 31, 2023. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of December 31, 2023, the Company has liabilities of $21 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2023, the Company had accrued obligations of $300 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	December 31, 2023	December 31, 2022	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$46	$41	$112

Environmental remediation indemnified liabilities:
Indemnifications related to Dow and Corteva [2]	101	48	199
MOU related obligations (discussed above) [3]	152	173	35
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$300	$263	$348
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of December 31, 2023.
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

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheets. At December 31, 2023, the Company has future maximum payments for residual value guarantees in operating leases of $22 million with final expirations through 2034. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Operating lease cost	$121	$113	$105
Short-term lease cost	4	4	5
Variable lease cost	39	39	38
Less: Sublease income [1]	4	12	11
Total lease cost	$160	$144	$137
1.Reflects income associated with subleases, not inclusive of all lessor arrangements disclosed below.

Operating cash flows from operating leases related to continuing operations were $115 million, $109 million, and $105 million for the year ended December 31, 2023, 2022 and 2021, respectively.

New operating lease assets and liabilities entered into during the year ended December 31, 2023 and 2022 were $160 million and $131 million, respectively. For the year ended December 31, 2023, this included newly acquired Spectrum leases. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets [1]	$484	$426
Current operating lease liabilities [2]	97	90
Noncurrent operating lease liabilities [3]	390	333
Total operating lease liabilities	$487	$423
1.Included in "Deferred charges and other assets" in the Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the fixed minimum lease payments over the lease term. As most of the Company’s leases do not provide the lessor’s implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments.

Lease Term and Discount Rate for Operating Leases	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.5	8.1
Weighted-average discount rate	3.55%	2.76%
Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2023	Operating Leases
In millions
2024	$112
2025	85
2026	66
2027	53
2028	42
2029 and thereafter	209
Total lease payments	$567
Less: Interest	80
Present value of lease liabilities	$487

The Company has leases in which it is the lessor, with the largest being a result of the N&B Transaction. In connection with the N&B Transaction and the M&M Divestitures, DuPont entered into leasing arrangements with IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheets or Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

Total lease income was $73 million for which the net profits recognized from these leases were approximately $18 million, both recorded in "Selling, general, and administrative expenses" and "Research and development expenses" for the year-ended December 31, 2023. Contractual lease income for 2024 through 2028 ranges from $61 million to $79 million annually.

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Programs
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

In February 2022, the Company's Board of Directors authorized a $1.0 billion share buyback program which expires on March 31, 2023, (the “2022 Share Buyback Program”). As of September 30, 2022, the Company repurchased and retired a total of 11.9 million shares for $750 million under the 2022 Share Buyback Program. In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program", together with the 2022 Share Buyback Program, the "2022 Stock Repurchase Programs") in addition to the $250 million remaining under the Company’s existing share repurchase program.

In November 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with each of three financial institutions (the "$3.25B ASR Transaction"). DuPont paid an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases under the 2022 Share Buyback Program and the remaining $3 billion under the $5B Share Buyback Program. Pursuant to the terms of the $3.25B ASR Transaction, DuPont paid an aggregate of $3.25 billion to the ASR Counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $2.6 billion. The $3.25B ASR Transaction was completed during the third quarter of 2023 with DuPont receiving and retiring an additional 8.0 million shares of DuPont common stock. In connection with the completion of the transaction the remaining $613 million based on the price of the shares at the time of delivery was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. The remaining $400 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders’ equity as of December 31, 2023. The $2B ASR Transaction was funded with cash on hand.

Subsequent to year end, in the first quarter of 2024, the accelerated repurchase agreements under the $2B ASR Transaction were settled. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction of retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

Subsequent to year end, in the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Program”). The $1B Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock; DuPont received initial deliveries in February 2024, of 6.0 million shares of common stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price for DuPont common stock during the term of the ASR agreement, less an agreed upon discount. Final settlement is expected in the second quarter 2024.

Any additional repurchases under the $1B Program will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off the market, which may include additional accelerated share repurchase agreements. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $21.2 million as a reduction to retained earnings for the year ended December 31, 2023, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our Consolidated Balance Sheets as of December 31, 2023.

Common Stock
The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2023, 2022 and 2021:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at January 1, 2021	734,204	—
Issued	2,584	—
Repurchased [1]	—	224,995
Retired [1]	(224,995)	(224,995)
Balance at December 31, 2021	511,793	—
Issued	2,074	—
Repurchased	—	55,743
Retired	(55,743)	(55,743)
Balance at December 31, 2022	458,124	—
Issued	1,225	—
Repurchased	—	29,239
Retired	(29,239)	(29,239)
Balance at December 31, 2023	430,110	—
1.Includes 197 million shares of common stock that were exchanged and retired as part of the N&B Transaction.

Retained Earnings
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2023, 2022 and 2021 are summarized in the following table:

Dividends Declared and Paid	2023	2022	2021
In millions
Dividends declared to common stockholders	$651	$652	$630
Dividends paid to common stockholders	$651	$652	$630

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $637 million at December 31, 2023 and $656 million at December 31, 2022.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2023, 2022 and 2021:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments [1]	Total
In millions
2021
Balance at January 1, 2021	$470	$(425)	$(1)	$44
Other comprehensive (loss) income before reclassifications	(742)	422	56	(264)
Amounts reclassified from accumulated other comprehensive income	—	3	—	3
Split-off of N&B reclassification adjustment	184	73	1	258
Net other comprehensive (loss) income	$(558)	$498	$57	$(3)
Balance at December 31, 2021	$(88)	$73	$56	$41
2022
Other comprehensive (loss) income before reclassifications	(1,101)	44	61	(996)
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
M&M Divestiture reclassification adjustment	221	(54)	—	167
Net other comprehensive (loss) income	$(880)	$(13)	$61	$(832)
Balance at December 31, 2022	$(968)	$60	$117	$(791)
2023
Other comprehensive income (loss) before reclassifications	46	(83)	(41)	(78)
Amounts reclassified from accumulated other comprehensive income	—	(9)	—	(9)
Delrin® Divestiture reclassification adjustment	(9)	(23)	—	(32)
Net other comprehensive income (loss)	$37	$(115)	$(41)	$(119)
Balance at December 31, 2023	$(931)	$(55)	$76	$(910)
1. Includes cumulative translation adjustment impact associated with derivative instruments.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows:

Tax Benefit (Expense)	2023	2022	2021
In millions
Pension and other post-employment benefit plans	$26	$16	$(122)
Derivative instruments	12	(15)	(18)
Tax expense from income taxes related to other comprehensive income (loss) items	$38	$1	$(140)

A summary of the reclassifications out of AOCL for the years ended December 31, 2023, 2022 and 2021 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2023	2022	2021	Income Classification
In millions
Cumulative translation adjustments	$(9)	$221	$184	See (1) below
Pension and other post-employment benefit plans	(35)	(71)	111	See (1) below
Tax expense (benefit)	3	14	(35)	See (1) below
Pension and other post-employment benefit plans, after tax	(32)	(57)	76
Derivative instruments	—	—	1	See (1) below
Tax expense	—	—	—	See (1) below
Derivative instruments, after tax	—	—	1
Total reclassifications for the period, after tax	$(41)	$164	$261
1. The activity for the year ended December 31, 2023 is classified almost entirely within "(Loss) income from discontinued operations, net of tax" as part of the Delrin® Divestiture, with a portion classified within "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2022 is classified almost entirely within "(Loss) income discontinued operations, net of tax" as part of the M&M Divestiture, with a portion classified within "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2021 is classified almost entirely within "(Loss) income from discontinued operations, net of tax" as part of the N&B Transaction, with a portion classified within "Sundry income (expense) - net" as part of continuing operations.

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

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2023, the Company contributed $66 million to its benefit plans. DuPont expects to contribute approximately $57 million to its benefit plans in 2024.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2023	2022	2023	2022	2021
Discount rate	3.26%	3.71%	3.05%	1.48%	0.87%
Interest crediting rate for applicable benefits	2.00%	2.25%	2.25%	1.25%	1.25%
Rate of compensation increase	3.11%	3.27%	3.25%	3.15%	3.15%
Expected return on plan assets	N/A	N/A	3.61%	2.69%	2.73%

Other Post-employment Benefit Plans
The Company retained U.S. and foreign other post-employment benefit obligations with the Canadian plan and the U.S. long-term disabilities plan being the two largest and accounting for the majority of the Company's total other post-employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant. The total other post-employment benefits projected benefit obligation was $29 million as of December 31, 2023 and $27 million as of December 31, 2022.

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	2023	2022
In millions
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,726	$4,286
Service cost	25	43
Interest cost	99	55
Plan participants' contributions	7	7
Actuarial changes in assumptions and experience	132	(872)
Benefits paid	(208)	(233)
Acquisitions/divestitures/other [1,2]	(209)	(203)
Effect of foreign exchange rates	133	(354)
Termination benefits/curtailment cost/settlements	(1)	(3)
Benefit obligations at end of year	$2,704	$2,726
1.The year ended 2023 is primarily related to the Delrin® Divestiture.
2.The year ended 2022 is primarily related to the M&M Divestiture.

Change in Plan Assets and Funded Status of All Plans	2023	2022
In millions
Change in plan assets:
Fair value of plan assets at beginning of year	$2,596	$4,036
Actual return on plan assets	109	(735)
Employer contributions	66	79
Plan participants' contributions	7	7
Benefits paid	(208)	(233)
Acquisitions/divestitures/other [1,2]	(285)	(216)
Effect of foreign exchange rates	139	(342)
Fair value of plan assets at end of year	$2,424	$2,596

Funded status:
Plans with plan assets	$233	$364
All other plans	(513)	(494)
Funded status at end of year	$(280)	$(130)
1.The year ended 2023 is primarily related to the Delrin® Divestiture.
2.The year ended 2022 is primarily related to the M&M Divestiture.

The following tables summarize the amounts recognized in the Consolidated Balance Sheets for all significant plans:

Amounts Recognized in the Consolidated Balance Sheets for All Significant Plans	December 31, 2023	December 31, 2022
In millions
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$338	$376
Assets of discontinued operations	—	70
Accrued and other current liabilities	(53)	(49)
Pension and other postretirement benefits - noncurrent	(565)	(522)
Liabilities of discontinued operations	—	(5)
Net amount recognized	$(280)	$(130)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$95	$(45)
Prior service credit	(8)	(15)
Pretax balance in accumulated other comprehensive loss at end of year	$87	$(60)

The decrease in the Company's actuarial gains for the year ended December 31, 2023 was primarily due to the changes in weighted-average discount rates, which decreased from 3.71 percent at December 31, 2022 to 3.26 percent at December 31, 2023 and due to divestitures, partially offset by gains on assets in excess of what was expected.

The accumulated benefit obligation for all pension plans was $2.6 billion at December 31, 2023 and 2022.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2023	December 31, 2022
In millions
Accumulated benefit obligations	$700	$566
Fair value of plan assets	$138	$46

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2023	December 31, 2022
In millions
Projected benefit obligations	$743	$706
Fair value of plan assets	$154	$157

Net Periodic Benefit Costs for All Significant Plans for the Years Ended December 31,	2023	2022	2021
In millions
Net Periodic Benefit Costs:
Service cost	$25	$43	$53
Interest cost	99	55	42
Expected return on plan assets	(92)	(97)	(105)
Amortization of prior service credit	(3)	(5)	(5)
Amortization of unrecognized net (gain) loss	(1)	1	12
Curtailment/settlement	(3)	(4)	3
Net periodic benefit costs (credits) - Total	$25	$(7)	$—
Less: Net periodic benefit credits - Discontinued operations	(6)	(9)	(3)
Net periodic benefit costs - Continuing operations [1]	$31	$2	$3
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain)	$108	$(35)	$(528)
Prior service credit	—	—	(8)
Amortization of prior service credit	3	5	5
Amortization of unrecognized gain (loss)	1	(1)	(12)
Settlement gain (loss)	3	4	(3)
Effect of foreign exchange rates	1	5	(11)
Total recognized in other comprehensive loss (income)	$116	$(22)	$(557)
Noncontrolling interest	$—	$—	$—
Total recognized in net periodic benefit costs (credits) and other comprehensive loss (income)	$147	$(20)	$(554)
1. Refer to the separate table below for details of Net Periodic Benefit Costs for Plans in Continuing Operations.

Net Periodic Benefit Costs for Plans in Continuing Operations for the Years Ended December 31,	2023	2022	2021
In millions
Net Periodic Benefit Costs:
Service cost	$22	$30	$33
Interest cost	93	49	39
Expected return on plan assets	(78)	(73)	(78)
Amortization of prior service credit	(2)	(4)	(5)
Amortization of unrecognized net (gain) loss	(1)	4	11
Curtailment/settlement	(3)	(4)	3
Net periodic benefit costs - Continuing operations	$31	$2	$3

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2023
In millions
2024	$182
2025	178
2026	183
2027	178
2028	181
Years 2029-2033	912
Total	$1,814

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as insurance contracts, pooled investment vehicles and private market securities. At December 31, 2023, plan assets totaled $2.4 billion.

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

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2023	DuPont
Asset Category
Equity securities	2%
Fixed income securities	9
Alternative investments	25
Hedge funds	28
Pooled investment vehicles	28
Other investments	8
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2023 and 2022:

Basis of Fair Value Measurements	December 31, 2023				December 31, 2022
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$55	$55	$—	$—	$57	$57	$—	$—
Equity securities:
U.S. equity securities	$20	$20	$—	$—	$43	$43	$—	$—
Non - U.S. equity securities	29	29	—	—	152	152	—	—
Total equity securities	$49	$49	$—	$—	$195	$195	$—	$—
Fixed income securities:
Debt - government-issued	$34	$—	$34	$—	$105	$—	$105	$—
Debt - corporate-issued	5	—	5	—	40	—	40	—
Total fixed income securities	$39	$—	$39	$—	$145	$—	$145	$—
Alternative investments:
Real estate	$79	$—	$—	$79	$75	$—	$—	$75
Insurance contracts	524	—	—	524	524	—	—	524
Derivatives - asset position	3	—	3	—	8	—	8	—
Derivatives - liability position	—	—	—	—	—	—	—	—
Total alternative investments	$606	$—	$3	$603	$607	$—	$8	$599
Other Investments:
Pooled Investment Vehicles	$681	$681	$—	$—	$607	$607	$—	$—
Total other investments	$681	$681	$—	$—	$607	$607	$—	$—
Subtotal	$1,430	$785	$42	$603	$1,611	$859	$153	$599
Investments measured at net asset value:
Debt - government-issued	$187				$163
Hedge funds	667				690
Private market securities	126				130
Total investments measured at net asset value	$980				$983
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$14				$2
Pension trust payables [2]	—				—
Total	$2,424				$2,596
1. Primarily receivables for investment securities sold.
2. Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2023 and 2022:

Fair Value Measurement of Level 3 Pension Plan Assets	Real Estate	Insurance Contracts	Total
In millions
Balance at Jan 1, 2022	$75	$825	$900
Actual return on assets:
Relating to assets held at Dec 31, 2022	(2)	(237)	(239)
Purchases, sales and settlements, net	2	(33)	(31)
Transfers into Level 3	—	30	30
Transfers out of Level 3 [1]	—	(61)	(61)
Balance at Dec 31, 2022	$75	$524	$599
Actual return on assets:
Relating to assets held at Dec 31, 2023	2	26	28
Purchases, sales and settlements, net	2	(16)	(14)
Transfers out of Level 3 [2]	—	(10)	(10)
Balance at Dec 31, 2023	$79	$524	$603
1. Related to the M&M Divestiture
2. Related to the Delrin® Divestiture

Defined Contribution Plans
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's contributions to the Plan were $65 million in 2023 and $72 million in 2022. 2023 is inclusive of Delrin® activity related to discontinued operations. 2022 is inclusive of M&M activity related to discontinued operations.

In addition, the Company made contributions to other defined contribution plans in 2023 in the amount of $35 million and $33 million in 2022. 2023 is inclusive of Delrin® activity related to discontinued operations. 2022 is inclusive of M&M activity related to discontinued operations.

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

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP"), which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the EIP, a maximum of 16 million shares of common stock are available for award as of December 31, 2023. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

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

DuPont recognized share-based compensation expense in continuing operations of $74 million, $75 million, and $67 million during the years ended December 31, 2023, 2022 and 2021, respectively. The income tax benefits related to stock-based compensation arrangements were $16 million, $16 million, and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Total unrecognized pretax compensation cost in continuing operations related to nonvested stock option awards of $2 million at December 31, 2023, is expected to be recognized over a weighted-average period of 1.0 year. Total unrecognized pretax compensation cost in continuing operations related to RSUs and performance based stock units ("PSUs") of $72 million at December 31, 2023, is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2023 was $72 million. The weighted average grant-date fair value of RSUs and PSUs granted during 2023 was $65.34.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

EIP Weighted-Average Assumptions [1]	2022
Dividend yield	1.8%
Expected volatility	26.4%
Risk-free interest rate	1.9%
Expected life of stock options granted during period (years)	6.0
1. No stock options were granted by the Company out of the EIP plan in 2023.

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

The following table summarizes stock option activity for 2023 under the EIP:

EIP Stock Options	2023
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	681	$74.40
Granted	—	$—
Exercised	(39)	$73.26
Forfeited/Expired	(15)	$73.84
Outstanding at December 31, 2023	627	$74.48	7.25	$1,533
Exercisable at December 31, 2023	300	$74.19	6.44	$821
1. No awards were granted by the Company out of the EIP plan in 2023.

Additional Information about EIP Stock Options
In millions, except per share amounts	2023	2022
Weighted-average fair value per share of options granted [1]	$—	$17.41
Total compensation expense for stock options plans [2]	$10	$8
Related tax benefit [2]	$2	$2
1. No stock options were granted by the Company out of the EIP plan in 2023.
2. These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

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

Nonvested awards of RSUs and PSUs are shown below:

EIP RSUs and PSUs	2023
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2023	1,258	$76.07
Granted	1,277	$65.34
Vested	(480)	$73.97
Forfeited	(64)	$71.01
Nonvested at December 31, 2023	1,991	$69.85

DuPont Omnibus Incentive Plan
The DuPont OIP has two subplans that have the same terms and conditions of the TDCC and EIDP plans immediately prior to the DWDP Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. No awards were granted by the Company out of the OIP plan in 2023 or 2022. All new awards will be granted by the EIP.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards and the assumptions set forth in the table below. The weighted-average assumptions used to calculate total stock-based compensation are included in the following table:

OIP Weighted-Average Assumptions [1]	2021
Dividend yield	1.6%
Expected volatility	28.3%
Risk-free interest rate	0.9%
Expected life of stock options granted during period (years)	6.0
1. No awards were granted by the Company out of the OIP plan in 2023 or 2022.

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

The following table summarizes stock option activity for 2023 under the OIP:

OIP Stock Options	2023
	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,959	$62.40
Granted	—	$—
Exercised	(318)	$61.61
Forfeited/Expired	(4)	$53.50
Outstanding at December 31, 2023	1,637	$62.58	6.05	$23,501
Exercisable at December 31, 2023	1,547	$61.98	5.98	$23,129

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2023	2022	2021
Weighted-average fair value per share of options granted	$—	$—	$16.83
Total compensation expense for stock options plans [2]	$26	$25	$24
Related tax benefit [2]	$6	$5	$5
1. No awards were granted by the Company out of the OIP plan in 2023 or 2022.
2.These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

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

Nonvested awards of RSUs and PSUs are shown below.

OIP RSUs and PSUs	2023
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2023	687	$67.09
Granted	—	$—
Vested	(519)	$66.76
Forfeited	(5)	$71.43
Nonvested at December 31, 2023	163	$68.01

TDCC Stock Incentive Plan
In connection with the DWDP Merger, on August 31, 2017 all outstanding TDCC stock options under the TDCC 2012 Stock Incentive Plan (the "2012 Plan") were converted into stock options with respect to DowDuPont Common Stock.

TDCC Stock Options
TDCC granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of TDCC’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years. To measure the fair value of the awards on the date of grant, TDCC used the Black-Scholes option pricing model. No awards were granted by the Company out of the TDCC plan during 2023, 2022 and 2021.

EIDP Equity Incentive Plan
EIDP Stock Options
The exercise price of shares subject to option is equal to the market price of EIDP's stock on the date of grant. All options vest serially over a three-year period. Stock option awards expire ten years after the grant date. The plan allowed retirement-eligible employees of EIDP to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. There were no options granted out of the EIDP EIP in 2023, 2022 and 2021.

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

The following table summarizes stock option activity for 2023:

EIDP Stock Options	2023
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	2,407	$71.60
Exercised	(147)	$39.30
Forfeited/Expired	(32)	$87.02
Outstanding at December 31, 2023	2,228	$73.49	3.5	$5,631
Exercisable at December 31, 2023	2,228	$73.49	3.5	$5,631

EIDP Restricted Stock Units
EIDP issued RSUs that serially vested over a three-year period. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted periodically to key senior management employees. These RSUs generally vested over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the DWDP Merger closing date. As of December 31, 2023, there are no material nonvested awards of RSUs and no RSUs granted out of the EIDP EIP in 2023, 2022 and 2021.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2023 and December 31, 2022:

Fair Value of Financial Instruments	December 31, 2023				December 31, 2022
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$408	$—	$—	$408	$2,198	$—	$—	$2,198
Restricted cash equivalents [1]	$411	$—	$—	$411	$110	$—	$—	$110
Marketable securities	$—	$—	$—	$—	$1,302	$—	$—	$1,302
Total cash and restricted cash equivalents and marketable securities	$819	$—	$—	$819	$3,610	$—	$—	$3,610
Long-term debt including debt due within one year [2]	$(7,859)	$70	$(206)	$(7,995)	$(8,145)	$227	$(58)	$(7,976)
Derivatives relating to:
Net investment hedge [3]	—	96	—	96	—	149	—	149
Foreign currency [4,5]	—	26	(23)	3	—	10	(35)	(25)
Interest rate swap agreements [6]	—	—	(59)	(59)	—	—	(71)	(71)
Total derivatives	$—	$122	$(82)	$40	$—	$159	$(106)	$53
1.At December 31, 2023 there was $411 million of restricted cash classified as "Restricted cash and cash equivalents" in the Consolidated Balance Sheets. At December 31, 2022 there was $7 million of restricted cash classified as "Restricted cash and cash equivalents" and $103 million classified as "Restricted cash and cash equivalents - noncurrent" in the Consolidated Balance Sheets. See Note 7 for more information on restricted cash.
2.Included in the balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At December 31, 2023 and 2022 this balance was $59 million and $71 million, respectively.
3.Classified as "Deferred charges and other assets" in the Consolidated Balance Sheets.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2023	December 31, 2022
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(907)	$476
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the Consolidated Statements of Operations, was a loss of $64 million for the year ended December 31, 2023 ($32 million loss for the year ended December 31, 2022 and $40 million loss for the year ended December 31, 2021). The income statement effects of other derivatives were immaterial.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2023	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$364
Derivatives relating to: [2]
Net investment hedge	96
Foreign currency contracts [3]	37
Total assets at fair value	$497
Liabilities at fair value:
Long-term debt including debt due within one year [4]	$7,995
Derivatives relating to: [2]
Interest rate swap agreements	59
Foreign currency contracts [3]	34
Total liabilities at fair value	$8,088
1.Time deposits included in "Cash and cash equivalents" in the Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Cash and cash equivalents" and "Restricted cash and cash equivalents" at December 31, 2023 in the Consolidated Balance Sheets includes $50 million of money market funds and $405 million deposited within a qualified settlement fund consisting of treasury bills, respectively, representing Level 1 fair value measurement investments, also held at amortized cost.
2.See Note 21 for the classification of derivatives in the Consolidated Balance Sheets.
3.Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $11 million and zero, respectively, for both assets and liabilities as of December 31, 2023.
4.Fair value is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms.

Basis of Fair Value Measurements on a Recurring Basis at December 31, 2022	Significant Other Observable Inputs (Level 2)
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$2,308
Marketable securities [2]	1,302
Derivatives relating to: [3]
Net investment hedge	149
Foreign currency contracts [4]	26
Total assets at fair value	$3,785
Liabilities at fair value:
Long-term debt including debt due within one year [4]	7,976
Derivatives relating to: [2]
Interest rate swap agreements	71
Foreign currency contracts [3]	51
Total liabilities at fair value	$8,098
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

For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatility obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

For all other assets and liabilities for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2023 and December 31, 2022.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis [1]	Significant Other Unobservable Inputs (Level 3)	Total Losses
In millions
At December 31, 2023
Assets at fair value:
Goodwill	$4,814	$(804)
At December 31, 2022
Assets at fair value:
Long-lived assets, intangible assets, and other assets	$55	$(94)
1.The Company did not incur any losses associated with fair value measurements on a nonrecurring basis for the year-ended December 31, 2021.

2023 Fair Value Measurements on a Nonrecurring Basis
During the fourth quarter of 2023, the Company recorded an impairment charge related to goodwill within Water & Protection. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 14 for further discussion.

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

The historic Mobility & Material segment costs that are classified as discontinued operations include only direct operating expenses incurred prior to the November 1, 2022 M&M Divestiture and November 1, 2023 Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the M&M Divestitures, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region	2023	2022	2021
(In millions) For the years ended December 31,
United States	$3,914	$4,066	$3,661
Canada	271	293	263
EMEA [1]	2,203	2,193	2,229
Asia Pacific [2]	5,191	6,022	6,026
Latin America	489	443	387
Total	$12,068	$13,017	$12,566
1.Europe, Middle East and Africa.
2. Net sales attributed to China/Hong Kong, for the years ended December 31, 2023, 2022 and 2021 were $2,206 million, $2,744 million, and $2,822 million, respectively.

Long-lived Assets by Geographic Region	December 31,
In millions	2023	2022	2021
United States	$3,559	$3,501	$3,433
Canada	54	49	51
EMEA [1]	1,336	1,271	1,301
Asia Pacific	896	883	925
Latin America	39	27	43
Total	$5,884	$5,731	$5,753
1.Europe, Middle East and Africa.

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
For the Year Ended December 31, 2023
Net sales	$5,337	$5,633	$1,098	$12,068
Operating EBITDA [1]	1,472	1,388	82	2,942
Equity in earnings of nonconsolidated affiliates	16	35	—	51
Restructuring and asset related charges - net [2]	49	55	42	146
Goodwill impairment charges	—	804	—	804
Depreciation and amortization	607	507	33	1,147
Assets of continuing operations	18,622	13,750	6,180	38,552
Investment in nonconsolidated affiliates	386	280	122	788
Capital expenditures	306	240	44	590
For the Year Ended December 31, 2022
Net sales	$5,917	$5,957	$1,143	$13,017
Operating EBITDA [1]	1,836	1,431	(6)	3,261
Equity in earnings of nonconsolidated affiliates	31	39	5	75
Restructuring and asset related charges - net [2]	118	17	20	155
Depreciation and amortization	580	494	61	1,135
Assets of continuing operations	17,110	14,831	8,123	40,064
Investment in nonconsolidated affiliates	396	290	—	686
Capital expenditures	290	289	80	659
For the Year Ended December 31, 2021
Net sales	$5,554	$5,552	$1,460	$12,566
Operating EBITDA [1]	1,758	1,385	9	3,152
Equity in earnings of nonconsolidated affiliates	41	36	8	85
Restructuring asset related charges - net [2]	8	30	12	50
Depreciation and amortization	518	511	83	1,112
Assets of continuing operations	17,701	15,003	5,094	37,798
Investment in nonconsolidated affiliates	502	310	6	818
Capital expenditures	337	391	88	816
1.A reconciliation of "Income from continuing operations before income taxes" to Operating EBITDA is provided in the table on the following page.
2.See Note 6 for information regarding the Company's restructuring programs and asset related charges.

Total Asset Reconciliation at December 31,	2023	2022	2021
In millions
Assets of continuing operations	$38,552	$40,064	$37,798
Assets held for sale	—	—	245
Assets of discontinued operations	—	1,291	7,664
Total assets	$38,552	$41,355	$45,707

Segment Capital Expenditure Reconciliation to Consolidated Financial Statements	2023	2022	2021
In millions
Segment Totals	$590	$659	$816
Other [1]	29	3	(28)
Total	$619	$662	$788
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA		2023	2022	2021
(In millions) For the years ended December 31,
Income from continuing operations, net of tax		$533	$1,061	$1,207
+	(Benefit from) provision for income taxes on continuing operations	(29)	387	237
Income from continuing operations before income taxes		$504	$1,448	$1,444
+	Depreciation and amortization	1,147	1,135	1,112
-	Interest income [1]	155	50	12
+	Interest expense [2]	396	486	503
-	Non-operating pension/OPEB (credit) benefit [1]	(9)	28	30
-	Foreign exchange (losses) gains, net [1]	(73)	15	(53)
+	Future reimbursable indirect costs	7	52	60
-	Significant items	(961)	(233)	(22)
Operating EBITDA		$2,942	$3,261	$3,152
1.Included in "Sundry income (expense) - net."
2.The year ended December 31, 2022 excludes significant items, refer to details below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Year Ended December 31, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(20)	$—	$—	$(20)
Restructuring and asset related charges - net [2]	(49)	(55)	(42)	(146)
Goodwill impairment charge [3]	—	(804)	—	(804)
Gain on divestiture [4]	7	1	1	9
Total	$(62)	$(858)	$(41)	$(961)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflects a non-cash goodwill impairment charge in the Protection Reporting unit (aggregation of Safety and Shelter businesses). See Note 14 for additional information.
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
4. Reflected in "Sundry income (expense) - net." See Note 4 for additional information.
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
1.Acquisition, integration and separation costs related to strategic initiatives including the acquisition of Laird PM, the M&M Divestitures, the Terminated Intended Rogers Acquisition, and the completed and planned divestitures of the held for sale businesses included within Corporate & Other.
2. Includes Board approved restructuring plans and asset related charges. See Note 6 for additional information.
3. Includes the amortization of the fair value step-up in Laird PM's inventories as a result of the acquisition.
4. Reflected in "Sundry income (expense) - net." See Note 4 for additional information.
5. Includes acquisition costs associated with the Terminated Intended Rogers Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."