Form 10-Q
period 2024-03-31
DuPont de Nemours, Inc.
filed 2024-05-01
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had 418,104,390 shares of common stock, $0.01 par value, outstanding at April 29, 2024.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2024

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

FORWARD-LOOKING STATEMENTS
This communication contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target," “stabilization,” “confident,” “preliminary,” “initial,” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding outlook, expectations and guidance.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2024	2023
Net sales	$2,931	$3,018
Cost of sales	1,918	1,983
Research and development expenses	125	127
Selling, general and administrative expenses	384	340
Amortization of intangibles	149	147
Restructuring and asset related charges - net	39	14
Acquisition, integration and separation costs	3	—
Equity in earnings of nonconsolidated affiliates	12	15
Sundry income (expense) - net	38	29
Interest expense	96	95
Income from continuing operations before income taxes	$267	$356
Provision for income taxes on continuing operations	84	83
Income from continuing operations, net of tax	$183	$273
Income (loss) from discontinued operations, net of tax	14	(8)
Net income	$197	$265
Net income attributable to noncontrolling interests	8	8
Net income available for DuPont common stockholders	$189	$257

Per common share data:
Earnings per common share from continuing operations - basic	$0.41	$0.58
Earnings (loss) per common share from discontinued operations - basic	0.03	(0.02)
Earnings per common share - basic	$0.45	$0.56
Earnings per common share from continuing operations - diluted	$0.41	$0.58
Earnings (loss) per common share from discontinued operations - diluted	0.03	(0.02)
Earnings per common share - diluted	$0.45	$0.56

Weighted-average common shares outstanding - basic	422.8	458.8
Weighted-average common shares outstanding - diluted	424.3	460.2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2024	2023
Net income	$197	$265
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(244)	82
Pension and other post-employment benefit plans	(3)	(4)
Derivative instruments	11	(3)
Total other comprehensive (loss) income	$(236)	$75
Comprehensive (loss) income	$(39)	$340
Comprehensive income attributable to noncontrolling interests, net of tax	1	9
Comprehensive (loss) income attributable to DuPont	$(40)	$331
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,934	$2,392
Restricted cash and cash equivalents	413	411
Accounts and notes receivable - net	2,365	2,370
Inventories	2,175	2,147
Prepaid and other current assets	180	194
Total current assets	$7,067	$7,514
Property, plant and equipment - net of accumulated depreciation (March 31, 2024 - $4,949; December 31, 2023 - $4,841)	5,772	5,884
Other Assets
Goodwill	16,613	16,720
Other intangible assets	5,640	5,814
Investments and noncurrent receivables	1,086	1,071
Deferred income tax assets	288	312
Deferred charges and other assets	1,251	1,237
Total other assets	$24,878	$25,154
Total Assets	$37,717	$38,552
Liabilities and Equity
Current Liabilities
Accounts payable	1,624	1,675
Income taxes payable	153	154
Accrued and other current liabilities	1,255	1,269
Total current liabilities	$3,032	$3,098
Long-Term Debt	7,776	7,800
Other Noncurrent Liabilities
Deferred income tax liabilities	1,098	1,130
Pension and other post-employment benefits - noncurrent	549	565
Other noncurrent obligations	1,250	1,234
Total other noncurrent liabilities	$2,897	$2,929
Total Liabilities	$13,705	$13,827
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2024: 418,074,174 shares; 2023: 430,110,140 shares)	4	4
Additional paid-in capital	48,238	48,059
Accumulated deficit	(23,519)	(22,874)
Accumulated other comprehensive loss	(1,139)	(910)
Total DuPont stockholders' equity	$23,584	$24,279
Noncontrolling interests	428	446
Total equity	$24,012	$24,725
Total Liabilities and Equity	$37,717	$38,552
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2024	2023
Operating Activities
Net income	$197	$265
Income (loss) from discontinued operations	14	(8)
Net income from continuing operations	$183	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	277
Credit for deferred income tax and other tax related items	(13)	(5)
Earnings of nonconsolidated affiliates in excess of dividends received	(7)	(10)
Net periodic benefit costs	2	10
Periodic benefit plan contributions	(19)	(21)
Net gain on sales of assets, businesses and investments	(2)	(6)
Restructuring and asset related charges - net	39	14
Other net loss	20	27
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(74)	59
Inventories	(42)	(117)
Accounts payable	84	(31)
Other assets and liabilities, net	31	(65)
Cash provided by operating activities - continuing operations	$493	$405
Investing Activities
Capital expenditures	(207)	(232)
Proceeds from sales of property and businesses, net of cash divested	5	—
Purchases of investments	—	(17)
Other investing activities, net	—	(1)
Cash used for investing activities - continuing operations	$(202)	$(250)
Financing Activities
Purchases of common stock and forward contracts	(500)	—
Proceeds from issuance of Company stock	5	12
Employee taxes paid for share-based payment arrangements	(17)	(26)
Distributions to noncontrolling interests	(20)	(34)
Dividends paid to stockholders	(159)	(165)
Cash used for financing activities - continuing operations	$(691)	$(213)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(31)	(62)
Cash used for investing activities - discontinued operations	—	(9)
Cash used in discontinued operations	$(31)	$(71)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(7)
Decrease in cash, cash equivalents and restricted cash	$(456)	$(136)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,803	3,772
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,803	$3,772
Cash, cash equivalents and restricted cash from continuing operations, end of period	2,347	3,636
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$2,347	$3,636
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2024 and 2023

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	257	—	—	8	265
Other comprehensive loss	—	—	—	74	—	1	75
Dividends ($0.36 per common share)	—	(165)	—	—	—	—	(165)
Common stock issued/sold	—	12	—	—	—	—	12
Stock-based compensation	—	(9)	—	—	—	—	(9)
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Other	—	(2)	1	—	—	1	—
Balance at March 31, 2023	$5	$48,256	$(20,807)	$(717)	$—	$424	$27,161

Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	189	—	—	8	197
Other comprehensive loss	—	—	—	(229)	—	(7)	(236)
Dividends ($0.38 per common share)	—	(159)	—	—	—	—	(159)
Common stock issued/sold	—	5	—	—	—	—	5
Stock-based compensation	—	7	—	—	—	—	7
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(8)	—	—	—	(8)
Retirement of treasury stock	—	—	(826)	—	826	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	426	—	—	(426)	—	—
Other	—	—	—	—	—	1	1
Balance at March 31, 2024	$4	$48,238	$(23,519)	$(1,139)	$—	$428	$24,012
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should also be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, collectively referred to as the "2023 Annual Report." The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

The interim Consolidated Statements of Operations and the interim Consolidated Statements of Cash Flows for the three months ended March 31, 2023, present the financial results and cash flows of Delrin® as discontinued operations. The comprehensive income of Delrin® has not been segregated and is included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The disclosures around rollforward information will be implemented as required for the Annual Report on Form 10-K for the year-ended December 31, 2024. See Note 13 for more information.

Accounting Guidance Issued But Not Adopted at March 31, 2024
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

NOTE 3 - ACQUISITIONS
Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,792 million, including a net upward adjustment of approximately $43.1 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on interim Consolidated Balance Sheets at their fair values as of the acquisition date.

The table below presents the provisional fair values allocated to the assets acquired and liabilities assumed. The purchase accounting and purchase price allocation for Spectrum are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities assumed, principally working capital settlements, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition. Final determination of the fair values may result in further adjustments to the values presented in the following table:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023	Estimated fair value as previously reported [1]	Measurement period adjustments [2]	Estimated fair value adjusted
(In millions)
Fair value of assets acquired
Cash and cash equivalents	$31	$—	$31
Accounts and notes receivable	68	—	68
Inventories	52	—	52
Property, plant and equipment	125	—	125
Other intangible assets	916	—	916
Deferred charges and other assets	34	—	34
Total Assets Acquired	$1,226	$—	$1,226
Fair value of liabilities assumed
Accounts payable	$21	$—	$21
Income taxes payable	17	—	17
Deferred income tax liabilities	177	—	177
Other noncurrent liabilities	37	7	44
Total Liabilities Assumed	$252	$7	$259
Goodwill	818	7	825
Total Consideration	$1,792	$—	$1,792
1.As previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023.
2.The Company recorded measurement period adjustments to reflect changes in preliminary valuation assumptions for tax accounts. The measurement period adjustment was offset against goodwill.

The significant fair value estimates included in the allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $772 million, developed technology of $126 million and trademark/tradename of $18 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 20 years, 15 years and 5 years, respectively. The preliminary customer-related intangible assets' fair value was determined using the multi-period excess earnings method while the developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method.

Goodwill
The excess of the consideration for Spectrum over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $825 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is primarily attributable to the optimization of the combined Electronics & Industrial segment and Spectrum businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Spectrum goodwill will not be deductible for U.S. tax purposes.

NOTE 4 - DIVESTITURES
Delrin® Divestiture
On November 1, 2023, the Company closed the Delrin® Divestiture. DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable in the amount of $350 million, (the "Delrin® Note Receivable") and acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments primarily relate to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Company accounts for its equity interest in Derby as an equity method investment based upon its non-controlling equity interest, its $350 million par value intra-entity note receivable owed by an indirect, wholly owned subsidiary of Derby and its representation on the Derby board of directors. The note receivable has a maturity date of November 2031. The Company has limited continuing involvement with Derby including short term transition service agreements and insignificant sales to the Delrin® business.

As a result of the Delrin® Divestiture, and included as part of the $419 million gain on the sale, the Company initially recognized the 19.9 percent equity interest and the $350 million note receivable at fair values of $121 million and $224 million, respectively, which are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The fair value of the equity interest was determined using the enterprise value based on sales proceeds and a market approach primarily based on restricted stock studies. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The financial results of Derby, subsequent to the transaction date, are included in DuPont's interim Condensed Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. Refer to Note 11 for additional information.

The interim results of operations for the three months ended March 31, 2023, represent the Delrin® business unless otherwise indicated. The following table summarizes the interim results of operations of the M&M Divestitures which are presented as discontinued operations as summarized below:

In millions	Three Months Ended March 31, 2023
Net sales	$147
Cost of sales	84
Research and development expenses	1
Acquisition, integration and separation costs [1]	54
Sundry income (expense) - net	2
Income from discontinued operations before income taxes	$10
Provision for income taxes on discontinued operations	6
Income from discontinued operations, net of tax	$4
Gain on sale, net of tax [2]	$24
Income from discontinued operations attributable to DuPont stockholders, net of tax	$28
1. Includes costs related to both the M&M Divestiture and the Delrin® Divestiture, which primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees.
2. Gain includes purchase price adjustments related to the M&M Divestiture.

Other Discontinued Operations Activity
The Company recorded a gain from discontinued operations, net of tax of $14 million and a loss of $8 million for the three months ended March 31, 2024 and 2023, respectively.

Discontinued operations activity consists of the following:

Income (Loss) from Discontinued Operations, Net of Tax	Three Months Ended March 31,
In millions	2024	2023
M&M Divestitures [1]	$(6)	$28
MOU Activity [2]	(9)	(5)
Indemnification activity - environmental and legal [3]	(5)	(29)
Tax related matters [4]	35	—
Other	(1)	(2)
Income (loss) from discontinued operations, net of tax	$14	$(8)
1.The three months ended March 31, 2024 primarily includes Acquisition, integration and separation costs.
2.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company. Refer to Note 14 for additional information.
3.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 14.
4.The three months ended March 31, 2024 includes tax indemnification activity associated with divested businesses.

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

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for our customers and cost savings. The Net Trade Revenue by Segment and Business or Major Product Line table below has been recast for all periods presented to reflect the new structure. There was no change to total Electronics and Industrial segment net sales.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2024	2023
Industrial Solutions	$448	$423
Interconnect Solutions	396	399
Semiconductor Technologies	521	474
Electronics & Industrial	$1,365	$1,296
Safety Solutions	$587	$676
Shelter Solutions	390	395
Water Solutions	314	378
Water & Protection	$1,291	$1,449
Corporate & Other [1]	$275	$273
Total	$2,931	$3,018
1. Net sales within Corporate & Other reflect the Retained Businesses which include the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2024	2023
U.S. & Canada	$1,053	$1,023
EMEA [1]	544	582
Asia Pacific [2]	1,216	1,293
Latin America	118	120
Total	$2,931	$3,018
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended March 31, 2024 and 2023 were $515 million and $525 million, respectively.

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

Revenue recognized in the first three months of 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	March 31, 2024	December 31, 2023
In millions
Accounts and notes receivable - trade [1]	$1,592	$1,543
Deferred revenue - current [2]	$1	$1
Deferred revenue - noncurrent [3]	$22	$22
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $39 million and $14 million for the three months ended March 31, 2024, and 2023. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $101 million at March 31, 2024 and $107 million at December 31, 2023, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Raw Material inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the interim Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $146 million inception-to-date, consisting of severance and related benefit costs of $103 million and asset related charges of $43 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $25 million of raw material inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations related to plant line closures within the Water & Protection segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended March 31, 2024
(In millions)
Electronics & Industrial	$8
Water & Protection [1]	22
Corporate & Other	6
Total	$36
1.Amount excludes raw materials inventory write-offs recorded during the three months ended March 31, 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2023	$79	$—	$79
Restructuring charges [1]	23	13	36
Charges against the reserve	(2)	(13)	(15)
Cash payments	(17)	—	(17)
Reserve balance at March 31, 2024	$83	$—	$83
1.Amount excludes raw materials inventory write-offs recorded during the three months ended March 31, 2024 impacting the Water & Protection segment. Refer to Note 21 for additional information.

Total liabilities related to the 2023-2024 Restructuring Program were $83 million at March 31, 2024 and $79 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2024.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $99 million inception-to-date, consisting of severance and related benefit costs of $85 million and asset related charges of $14 million. The Company recorded pre-tax restructuring charges of $3 million, to Corporate & Other for the three months ended March 31, 2024.

Total liabilities related to the 2022 Restructuring Program were $18 million at March 31, 2024 and $27 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2024	2023
Non-operating pension and other post-employment benefit credits (costs)	$7	$(2)
Interest income [1]	20	46
Net gain on divestiture and sales of other assets and investments	2	6
Foreign exchange gains (losses), net	4	(20)
Miscellaneous income (expense) - net	5	(1)
Sundry income (expense) - net	$38	$29
1.The three months ended March 31, 2024 includes non-cash interest income of $6 million related to the $350 million Delrin® related party note receivable. Refer to Note 11 for additional information.

Cash, Cash Equivalents and Restricted Cash
At March 31, 2024 and December 31, 2023 the Company had $413 million and $411 million, respectively, within “Restricted cash and cash equivalents”. The majority of these balances are attributable to the Water District Settlement Fund. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,255 million at March 31, 2024 and $1,269 million at December 31, 2023. "Accrued and other current liabilities" at March 31, 2024 and December 31, 2023 includes approximately $408 million and $405 million, respectively, related to a settlement agreement further discussed in Note 14. Accrued payroll, which is a component of "Accrued and other current liabilities," was $197 million at March 31, 2024 and $250 million at December 31, 2023. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at March 31, 2024 and at December 31, 2023.

NOTE 8 - INCOME TAXES
Each year the Company files hundreds of tax returns in the various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Company has ongoing federal, state, and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's interim results of operations.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2024 was 31.5 percent, compared with an effective tax rate of 23.3 percent for the first quarter of 2023. The higher effective tax rate for the first quarter of 2024 was driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain one-time discrete tax expenses, including an international statutory tax assessment received for which the Company is indemnified.

Effective from 2024, the Organization for Economic Co-operation and Development’s ("OECD") Global Anti-Base Erosion ("GloBE") rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. The Company does not expect a resulting material change to the income tax provision for the year ended December 31, 2024. However, the Company expects the effective tax rate and cash tax payments could increase in future years.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2024 and 2023:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2024	2023
Income from continuing operations, net of tax	$183	$273
Net income from continuing operations attributable to noncontrolling interests	8	8
Income from continuing operations attributable to common stockholders	$175	$265
Income (loss) from discontinued operations attributable to common stockholders, net of tax	$14	$(8)
Net income attributable to common stockholders	$189	$257

Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2024	2023
Earnings from continuing operations attributable to common stockholders	$0.41	$0.58
Earnings (loss) from discontinued operations, net of tax	0.03	(0.02)
Earnings attributable to common stockholders [1]	$0.45	$0.56

Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2024	2023
Earnings from continuing operations attributable to common stockholders	$0.41	$0.58
Earnings (loss) from discontinued operations, net of tax	0.03	(0.02)
Earnings attributable to common stockholders [1]	$0.45	$0.56

Share Count Information	Three Months Ended March 31,
Shares in millions	2024	2023
Weighted-average common shares - basic	422.8	458.8
Plus dilutive effect of equity compensation plans	1.5	1.4
Weighted-average common shares - diluted	424.3	460.2
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	2.7	2.3
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

NOTE 10 - INVENTORIES

In millions	March 31, 2024	December 31, 2023
Finished goods	$1,227	$1,184
Work in process	490	487
Raw materials	333	350
Supplies	125	126
Total inventories	$2,175	$2,147

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at March 31, 2024 and December 31, 2023 is $797 million and $788 million, respectively.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for both the three months ended March 31, 2024, and 2023. Purchases from nonconsolidated affiliates represented less than 1 percent and 3 percent of “Cost of sales” for the three months ended March 31, 2024 and 2023, respectively. The Company maintained an ownership interest in seven nonconsolidated affiliates at March 31, 2024.

Derby Equity Interest
As a result of the Delrin® Divestiture, on November 1, 2023, the Company received a 19.9 percent non-controlling equity interest in Derby. The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. For the three months ended March 31, 2024, the Company recorded a loss of $7 million in "Equity in earnings of nonconsolidated affiliates" which includes the impact of approximately $8 million for transaction costs incurred by Derby and amortization expense from purchase accounting. As of March 31, 2024, the carrying values of the retained equity investment and note receivable were $117 million and $234 million, respectively.

For the three months ended March 31, 2024, Company recognized non-cash interest income on the Derby Note Receivable of $6 million, reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2024 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2023	$10,205	$5,900	$615	$16,720
Currency translation adjustment	(51)	(59)	(4)	(114)
Goodwill recognized for Spectrum Acquisition	7	—	—	7
Balance at March 31, 2024	$10,161	$5,841	$611	$16,613

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

Effective as of January 1, 2024, Electronics & Industrial realigned certain of its product lines making up its business lines (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies). During the first quarter of 2024, the realignment of the businesses within Electronics & Industrial served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of January 1, 2024, prior to the realignment. As part of the realignment, the Company assessed and re-defined certain reporting units effective January 1, 2024, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted in the Electronics and Industrial segment and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rates, and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

In connection with the preparation of the full year 2023 financial statements, macroeconomic triggering events required the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit, within Water & Protection as of December 31, 2023. As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which was recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023. This reporting unit remains at risk for future impairment due to the fair value now being equal to the carrying value as a result of the recorded impairment. Should macroeconomic conditions worsen, resulting in further recovery delays, or other events occur indicating that the estimated future cash flows of the reporting unit have further declined and the reporting unit is unable to meet or exceed its projections from 2024 and other future years, the Company may be required to record future non-cash impairment charges related to goodwill. As of March 31, 2024, the remaining carrying amount of goodwill within the Protection reporting unit was $4.8 billion.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,074	$(1,137)	$937	$2,079	$(1,092)	$987
Trademarks/tradenames	925	(431)	494	924	(414)	510
Customer-related	5,770	(2,392)	3,378	5,815	(2,329)	3,486
Other	28	(1)	27	28	(1)	27
Total other intangible assets with finite lives	$8,797	$(3,961)	$4,836	$8,846	$(3,836)	$5,010
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,601	$(3,961)	$5,640	$9,650	$(3,836)	$5,814

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	March 31, 2024	December 31, 2023
In millions
Electronics & Industrial	$3,419	$3,521
Water & Protection	2,138	2,206
Corporate & Other	83	87
Total	$5,640	$5,814

Total estimated amortization expense for the remainder of 2024 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2024	$441
2025	$547
2026	$519
2027	$472
2028	$419
2029	$363

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. If applicable, updates have been included in the respective section below.

Long-Term Debt
Long-term debt at March 31, 2024 and December 31, 2023 was $7,776 million and $7,800 million, respectively. Included in the long-term debt balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At March 31, 2024 and December 31, 2023 this balance was $84 million and $59 million, respectively. See Note 19 for additional information.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $743 million at March 31, 2024. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $116 million at March 31, 2024. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). There were no drawdowns of the facility during the three month period ended March 31, 2024.

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

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of March 31, 2024 and December 31, 2023 was $89 million and $97 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of March 31, 2024, the Company has recorded indemnification assets of $26 million within "Accounts and notes receivable - net" and $284 million within "Deferred charges and other assets" and indemnification liabilities of $178 million within "Accrued and other current liabilities" and $238 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company has recorded indemnification assets of $21 million within "Accounts and notes receivable - net" and $242 million within "Deferred charges and other assets" and indemnified liabilities of $200 million within "Accrued and other current liabilities" and $263 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, as of March 31, 2024, the Company has recognized a liability of $408 million (including interest) related to the settlement agreement between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation, as discussed below.

PFAS Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EIDP, a Corteva subsidiary since June 1, 2019, completed the separation of EIDP’s Performance Chemicals segment through the spin-off of Chemours to holders of EIDP common stock (the “Chemours Separation”). On June 1, 2019, the Company completed the separation of its agriculture business through the spin-off of Corteva, including Corteva’s subsidiary EIDP.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At March 31, 2024, the Company had paid Qualified Spend of approximately $175 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At March 31, 2024, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At March 31, 2024, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	March 31, 2024	December 31, 2023	Balance Sheet Classification
Current indemnification liabilities	$88	$87	Accrued and other current liabilities
Long-term indemnification liabilities	123	119	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$211	$206
1.As of March 31, 2024 and December 31, 2023, total indemnified liabilities accrued include $136 million and $139 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the Water District Settlement Agreement, as defined below.

In addition to the above, beginning the second quarter of 2023 and as of March 31, 2024, the Company has recognized a liability related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation. As of March 31, 2024, the liability recognized by the Company related to the Water District Settlement Agreement is $408 million, including interest.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

Under EIDP’s 2004 settlement of a West Virginia state court class action, Leach v.EIDP , members of the class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits filed in Ohio and West Virginia state and federal courts , were consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). In 2017, Chemours and EIDP settled the Ohio MDL for $670 million.

Post the 2017 settlement, approximately 100 additional cases were filed by Leach class members. EIDP and Chemours settled all but one these cases in 2021 for $83 million with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. The 2021 settlement was entered solely by way of compromise and settlement and is not in any way an admission of liability or fault by the Company, Corteva, EIDP or Chemours. The remaining case resulted in a jury verdict for the plaintiff. The Company paid its share in accordance with the Agreements and MOU in the fourth quarter 2023 after EIDP had exhausted its appeal rights. DuPont was not a named party in the Leach case or the Ohio MDL and it is not named as a defendant in the new cases being filed into the Ohio MDL.

In November 2023, DuPont, Chemours and Corteva reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products. The settlement also resolves the State's claims related to AFFF and is expected to be paid in 2024. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of March 31, 2024.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU, accordingly DuPont paid $12.5 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, in the event certain conditions are met. As a result of the settlement agreement with the State of Ohio reached in November 2023, a Supplemental Payment is owed to the State of Delaware. The supplemental payment is to be paid subjected to the terms of the MOU. As a result, the Company has accrued approximately $9 million as of March 31, 2024 related to the Supplemental Payment.

As of March 31, 2024, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include additional claims based on allegations that the transfer by EIDP of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared as defined in the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, several dozen lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, in additional to 3M and other AFFF manufacturers. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”). The AFFF MDL is captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation and is pending in the United States District Court for the District of South Carolina, (the “Court”). Most of the actions in the AFFF MDL identify DuPont as a defendant due to fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations. A portion of cases in the AFFF MDL were resolved by Chemours, Corteva, EIDP and DuPont as discussed below. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products.

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

DuPont had deposited an aggregate of $100 million into the MOU Escrow Account as of June 30, 2023. The $100 million aggregate deposit was used to fund in part DuPont's $400 million contribution to the Water District Settlement Fund. DuPont's $400 million contribution was made by way of a cash payment into the fund in the third quarter 2023. At March 31, 2024, DuPont has recorded a liability of about $408 million (including interest) in connection with the Water District Settlement Agreement, included in "Accrued and other current liabilities" within the interim Condensed Consolidated Balance Sheets. As of March 31, 2024, the $400 million deposited, plus interest, within the Water District Settlement Fund is reflected in "Restricted cash and cash equivalents - current" on the interim Condensed Consolidated Balance Sheets. The Company has presented these funds as restricted cash since their use is restricted under the Water District Settlement Agreement. DuPont's aggregate MOU escrow deposits of $100 million, excluding interest, at December 31, 2023 is reflected in "Restricted cash and cash equivalents - noncurrent" on the interim Condensed Consolidated Balance Sheets.

The Water District Settlement's defined class is composed of all Public Water Systems, as defined in 42 U.S.C § 300f, with a current detection of PFAS and all Public Water Systems that are currently required to monitor for PFAS under the EPA’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law. The class does not include water systems owned and operated by a State or the United States government; small systems that have not detected PFAS and are not currently required to monitor for it under federal or state requirements; and, unless they otherwise request to be included, water systems in the lower Cape Fear River Basin of North Carolina. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

As part of the approval process, the Court established, among other things, a mechanism for class members to submit request to be excluded from the settlement. The Notice Administrator submitted a report on February 6, 2024 indicating that 924 of 14,167 entities on the list of potential class members submitted timely requests for exclusion. The Court issued a revised order during the first quarter 2024 extending the date by which water systems that elected to be excluded from the settlement could rejoin the class to March 15, 2024. The Notice Administrator has not issued an updated report. Therefore, the number of opt-outs is not final and is subject to a court ordered review process for compliance with the opt out process.

On February 8, 2024, the Court granted the plaintiffs’ motion for final approval of the Water District Settlement Agreement and final certification of settlement class. An appeal was filed on March 11, 2024 on behalf of one water district, and was still pending at March 31, 2024. On April 16, 2024, the water district filed a motion to dismiss its appeal which the Court granted on April 17, 2024. No additional appeals were filed during the appeal period and, accordingly, the entry of judgment became final in April 2024. The Company’s contribution, including interest, paid into the Water District Settlement Fund will be removed from restricted cash along with the associated accrued liability in the second quarter 2024 due to the judgment becoming final. In the non-water provider cases in the AFFF MDL, the parties have begun the discovery process for 25 bellwether personal injury cases.

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

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons filed before the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Additional briefing is expected on this judgment and in accordance with local procedure, the Court will determine damages, if any, in a separate, subsequent proceeding.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at March 31, 2024. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of March 31, 2024, the Company has liabilities of $20 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the interim results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2024, the Company had accrued obligations of $284 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	March 31, 2024	December 31, 2023	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$45	$46	$101

Environmental remediation indemnification Related Liabilities:
Indemnifications related to Dow and Corteva [2]	90	101	170
MOU related obligations (discussed above) [3]	148	152	33
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$284	$300	$306
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of March 31, 2024.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Operating lease costs	$31	$29

Operating cash flows from operating leases were $30 million and $27 million for the three months ended March 31, 2024 and 2023, respectively.

New operating lease assets and liabilities entered into during the three months ended March 31, 2024 and 2023, were $8 million and $18 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets [1]	$460	$484
Current operating lease liabilities [2]	93	97
Noncurrent operating lease liabilities [3]	368	390
Total operating lease liabilities	$461	$487
1.Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
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

Lease Term and Discount Rate for Operating Leases	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	8.4	8.5
Weighted average discount rate	3.58%	3.55%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2024	Operating Leases
In millions
Remainder of 2024	$84
2025	86
2026	67
2027	54
2028	41
2029 and thereafter	205
Total lease payments	$537
Less: Interest	76
Present value of lease liabilities	$461

The Company has leases in which it is the lessor. In connection with the 2021 sale of the N&B businesses and the M&M Divestitures, DuPont entered into leasing agreements with IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Condensed Consolidated Balance Sheets or interim Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

NOTE 16 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In November 2022, DuPont’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program").

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $426 million. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Share Buyback Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. In the first quarter 2024, DuPont entered into an ASR agreement with one counterparty for the repurchase of $500 million of common stock ("Q1 2024 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

Subsequent to quarter end, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction of retained earnings in the second quarter of 2024. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $8 million as a reduction to retained earnings for the three months ended March 31, 2024, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our interim Condensed Consolidated Balance Sheets as of March 31, 2024.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2024 and 2023:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive income (loss) before reclassifications	81	(1)	(3)	77
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive income (loss)	$81	$(4)	$(3)	$74
Balance at March 31, 2023	$(887)	$56	$114	$(717)
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive (loss) income before reclassifications	(237)	(2)	11	(228)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(237)	$(3)	$11	$(229)
Balance at March 31, 2024	$(1,168)	$(58)	$87	$(1,139)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three months ended March 31, 2024 and 2023.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2023 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended March 31,
In millions	2024	2023
Service cost [1]	$9	$9
Interest cost [2]	20	24
Expected return on plan assets [3]	(26)	(23)
Amortization of prior service credit [4]	(1)	(1)
Curtailment/settlement [5]	—	(1)
Net periodic benefit costs - Total	$2	$8
Less: Net periodic benefit credits - Discontinued operations	—	(2)
Net periodic benefit costs - Continuing operations	$2	$10
1.The service cost from continuing operations was $8 million for the three months ended March 31, 2023 for significant plans.
2.The interest cost from continuing operations was $23 million for the three months ended March 31, 2023 for significant plans.
3.The expected return on plan assets from continuing operations was $19 million for the three months ended March 31, 2023 for significant plans.
4.The amortization of prior service credit from continuing operations was $1 million for the three months ended March 31, 2023 for significant plans.
5.The curtailment and settlement gain from continuing operations was $1 million for the three months ended March 31, 2023 for significant plans.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $44 million by year-end 2024.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2023 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 15 million shares of common stock are available for award as of March 31, 2024.

DuPont recognized share-based compensation expense in continuing operations of $23 million and $16 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $5 million and $3 million for the three months ended March 31, 2024 and 2023.

In the first quarter of 2024, the Company granted 0.8 million RSUs and 0.3 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $68.47 per RSU and $70.09 per PSU.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2024 and December 31, 2023:

Fair Value of Financial Instruments	March 31, 2024				December 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$278	$—	$—	$278	$408	$—	$—	$408
Restricted cash equivalents [1]	413	—	—	413	411	—	—	411
Total cash and restricted cash equivalents	$691	$—	$—	$691	$819	$—	$—	$819
Long-term debt including debt due within one year [2]	$(7,860)	$128	$(49)	$(7,781)	$(7,859)	$70	$(206)	$(7,995)
Derivatives relating to:
Net investment hedge [3]	$—	$111	$—	$111	$—	$96	$—	$96
Foreign currency [4,5]	—	6	(9)	(3)	—	26	(23)	3
Interest rate swap agreements [6]	—	—	(84)	(84)	—	—	(59)	(59)
Total derivatives	$—	$117	$(93)	$24	$—	$122	$(82)	$40
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.Included in the balance is a fair value hedging revaluation related to the Company's interest rate swap agreements. At March 31, 2024 and December 31, 2023 this balance was $84 million and $59 million, respectively. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.Classified as "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2024	December 31, 2023
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(112)	$(907)
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

Effect of Derivative Instruments
Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $21 million and a loss of $19 million for the three months ended March 31, 2024 and 2023, respectively. The income statement effects of other derivatives were immaterial.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	March 31, 2024	December 31, 2023
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$283	$364
Derivatives relating to: [2]
Net investment hedge	111	96
Foreign currency contracts [3]	11	37
Total assets at fair value	$405	$497
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	84	59
Foreign currency contracts [3]	14	34
Total liabilities at fair value	$98	$93
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. Restricted cash and cash equivalents" at March 31, 2024 and December 31, 2023 in the interim Condensed Consolidated Balance Sheets includes $408 million and $405 million, respectively, deposited within a qualified settlement fund consisting of treasury bills representing Level 1 fair value measurement investments, also held at amortized cost. "Restricted cash and cash equivalents" at December 31, 2023 in the interim Condensed Consolidated Balance Sheets also includes $50 million of money market funds, representing Level 1 fair value measurement investments, also held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $5 million and zero respectively, for both assets and liabilities as of March 31, 2024. The offsetting counterparty and cash collateral netting amounts were $11 million and zero, respectively, for assets and liabilities as of December 31, 2023.

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

Historical Delrin® costs that were classified as discontinued operation in prior years included only direct operating expenses incurred by Delrin® prior to the November 1, 2023 divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Delrin® Business, did not meet the criteria for discontinued operations and were reported within continuing operations in the respective prior years. A portion of these historical indirect costs included costs related to activities the Company is undertaking on behalf of Delrin®, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Three months ended March 31, 2024
Net sales	$1,365	$1,291	$275	$2,931
Operating EBITDA [1]	$374	$295	$13	$682
Equity in earnings (losses) of nonconsolidated affiliates	$10	$9	$(7)	$12
Three months ended March 31, 2023
Net sales	$1,296	$1,449	$273	$3,018
Operating EBITDA [1]	$362	$344	$8	$714
Equity in earnings of nonconsolidated affiliates	$5	$10	$—	$15
1.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended March 31, 2024 and 2023		Three Months Ended March 31,
In millions		2024	2023
Income from continuing operations, net of tax		$183	$273
+	Provision for income taxes on continuing operations	84	83
Income from continuing operations before income taxes		$267	$356
+	Depreciation and amortization	291	277
-	Interest income [1]	20	46
+	Interest expense	96	95
-	Non-operating pension/OPEB benefit credits (costs) [1]	7	(2)
-	Foreign exchange gains (losses), net [1]	4	(20)
+	Future reimbursable indirect costs	—	2
-	Significant items charge	(59)	(8)
Operating EBITDA		$682	$714
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(8)	$(22)	$(9)	$(39)
Inventory write-offs [2]	—	(25)	—	(25)
Acquisition, integration and separation costs [3]	(3)	—	—	(3)
Income Tax Items [4]	—	—	8	8
Total	$(11)	$(47)	$(1)	$(59)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the Water & Protection segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition.
4. Reflects the impact of an international tax audit.

Significant Items by Segment for the Three Months Ended March 31, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(9)	$—	$(5)	$(14)
Gain on divestiture [2]	7	—	(1)	6
Total	$(2)	$—	$(6)	$(8)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflected in "Sundry income (expense) - net."

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

As of March 31, 2024, the Company has $4.0 billion of working capital and approximately $1.9 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Mobility & Materials Divestitures
On November 1, 2022, (the "Transaction Date") DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). On February 18, 2022, the Company announced that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The Delrin® Divestiture together with the M&M Divestiture (collectively the "M&M Divestitures" and the businesses in scope for the M&M Divestitures collectively the "M&M Businesses") represent a strategic shift that has a major impact on DuPont's operations and results.

The interim results of operations and the interim Consolidated Statements of Cash Flows for the three months ended March 31, 2023 present the financial results of the Delrin® Divestiture, as discontinued operations. The comprehensive income of the Delrin® Divestiture have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the Delrin® Divestiture. See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
The Company anticipates volume improvement throughout the remainder of the year driven by further electronics market recovery as semiconductor and printed circuit board utilization rates are expected to increase, as well as reduced destocking impact in areas such as water, medical packaging and biopharma. The ultimate extent to which these markets will recover in 2024 is not known.

Share Buyback Program
In the first quarter of 2024, the Company completed the $2 billion accelerated share repurchase ("ASR") transaction, which completed the Company’s $5B Share Buyback Program.

Also in the first quarter of 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (the "$1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Share Buyback Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock (the "Q1 2024 ASR Transaction").

Subsequent to quarter end, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction of retained earnings in the second quarter of 2024. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

See Liquidity and Capital Resource below and Note 16 to the interim Consolidated Financial Statements for additional information.

Dividends
On April 17, 2024, the Board of Directors declared a second quarter 2024 dividend of $0.38 per share, payable on June 17, 2024, to shareholders of record on May 31, 2024.

On February 5, 2024, the Company announced that its Board of Directors declared a first quarter 2024 dividend of $0.38 per share which was paid on March 15, 2024, to shareholders of record on February 29, 2024.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2024	2023
Net sales	$2,931	$3,018

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2024
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(1)%	(1)%	(1)%	8%	5%
Water & Protection	—	(1)	(10)	—	(11)
Corporate & Other [1]	(2)	—	3	—	1
Total	(1)%	(1)%	(5)%	4%	(3)%
U.S. & Canada	—%	—%	(7)%	10%	3%
EMEA [2]	(1)	1	(7)	—	(7)
Asia Pacific	(2)	(2)	(2)	—	(6)
Latin America	2	—	(10)	6	(2)
Total	(1)%	(1)%	(5)%	4%	(3)%
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2024 of $2.9 billion, down 3 percent from $3.0 billion for the three months ended March 31, 2023, due to a 5 percent decrease in volume, a 1 percent decrease in local price and product mix, and a 1 percent unfavorable currency impact, partially offset by a 4 percent increase in portfolio actions. The volume decrease was primarily driven by Water and Protection (down 10 percent). Currency was down 1% compared with the same period last year, driven by Asia Pacific (down 2 percent) and slightly offset by EMEA (up 1 percent). Local price and product mix declined slightly in Asia Pacific (down 2 percent) and EMEA (down 1 percent) but was slightly offset by Latin America (up 2 percent). The increase in portfolio actions was attributable to the acquisition of Spectrum in August 2023.

Cost of Sales
Cost of sales was $1.9 billion for the three months ended March 31, 2024, down slightly from $2.0 billion for the three months ended March 31, 2023. Cost of sales decreased for the three months ended March 31, 2024 primarily due to decreased sales volume, lower raw materials, logistics and energy costs and a favorable currency impact partially offset with the impact from the Spectrum Acquisition and $25 million of raw material inventory write-offs in connection with the 2023-2024 Restructuring Program.

Cost of sales as a percentage of net sales for the three months ended March 31, 2024 was 65 percent compared with 66 percent for the three months ended March 31, 2023. The decrease as a percentage of sales for the three months ended March 31, 2024 as compared with the same period of the prior year was primarily due to lower raw material, logistics and energy costs offset by sales volume and the impact of the Spectrum Acquisition.

Research and Development Expenses ("R&D")
R&D expenses totaled $125 million in the first quarter of 2024, down from $127 million in the first quarter of 2023. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended March 31, 2024 and 2023.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $384 million in the first quarter of 2024, up from $340 million in the first quarter of 2023. SG&A as a percentage of net sales was relatively consistent period over period at 13 percent and 11 percent for the three months ended March 31, 2024 and 2023. The increase for the three months ended March 31, 2024 as compared with the same period of the prior year was primarily due to higher expenses driven by the impact from the Spectrum Acquisition and personnel related expenses.

Amortization of Intangibles
Amortization of intangibles was $149 million in the first quarter of 2024, up from $147 million in the first quarter of 2023. The increase for the three months ended March 31, 2024 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the Spectrum Acquisition in the third quarter of 2023, partially offset by the absence of amortization in 2024 from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $39 million in the first quarter of 2024, up from $14 million charges in the first quarter of 2023. The activity in the first quarter of 2024 is primarily related to the 2023-2024 Restructuring Program, while the activity in the first quarter of 2023 is primarily related to the 2022 Restructuring Program.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $3 million for the three months ended March 31, 2024 and recorded no cost related to continuing operations for the three months ended March 31, 2023. For the three months ended March 31, 2024, these costs were primarily associated with the Spectrum Acquisition.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $12 million in the first quarter of 2024, down from $15 million in the first quarter of 2023. The decrease is due to loss from equity earnings from Derby, partially offset by higher equity earnings across other affiliates.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments and assets, non-operating pension and other post-employment benefit plan credits or costs, and certain litigation matters. Sundry income (expense) - net in the first quarter of 2024 was $38 million compared with $29 million in the first quarter of 2023. Interest income was $20 million and $46 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest income period over period is due to the decreased cash balance in 2024. The three months ended March 31, 2024 included a $4 million net foreign exchange gain while the three months ended March 31, 2023 included a $20 million net foreign exchange loss.

Interest Expense
Interest expense was $96 million and $95 million for the three months ended March 31, 2024 and 2023, respectively. The increase in interest expense from the prior year is primarily due to the reduction in capitalized interest related to a reduction in capital expenditures, partially offset by the absence of interest expense on the $300 million floating-rate long-term senior unsecured notes that matured in November 2023.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2024 was 31.5 percent, compared with an effective tax rate of 23.3 percent for the first quarter of 2023. The higher effective tax rate for the first quarter of 2024 was driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain one-time discrete tax expenses, including an international statutory tax assessment received for which the Company is indemnified.

SEGMENT RESULTS
The revenues and certain expenses of the Delrin® Divestiture are classified as discontinued operations for the three months ended March 31, 2023. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") were not included in the scope of the M&M Divestitures and are included in Corporate & Other.

Historical Delrin® costs that were classified as discontinued operation in prior years included only direct operating expenses incurred by Delrin® prior to the November 1, 2023 divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Delrin® Business, did not meet the criteria for discontinued operations and were reported within continuing operations in the respective prior years. A portion of these historical indirect costs included costs related to activities the Company is undertaking on behalf of Delrin®, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

Electronics & Industrial	Three Months Ended
In millions	March 31, 2024	March 31, 2023
Net sales	$1,365	$1,296
Operating EBITDA	$374	$362
Equity in earnings of nonconsolidated affiliates	$10	$5

Electronics & Industrial	Three Months Ended
Percentage change from prior year	March 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%
Currency	(1)
Volume	(1)
Portfolio & other	8
Total	5%

Electronics & Industrial net sales were $1,365 million for the three months ended March 31, 2024, up 5 percent from $1,296 million for the three months ended March 31, 2023. Net sales increased due to a 8 percent increase in portfolio actions, partially offset by 1 percent decreases in local price and product mix, sales volume and unfavorable currency impacts. The portfolio impact reflects the August 2023 acquisition of Spectrum. Volume declines in Industrial Solutions were related to ongoing channel inventory destocking primarily for Kalrez® parts and within biopharma markets. Within Semiconductor Technologies, volume gains were driven by the start of semiconductor demand recovery and the normalization of customer inventory levels along with increased demand for OLED materials. Volume gains in Interconnect Solutions were driven by increased demand and inventory channel stabilization within Laminates and Metallization & Imaging. These volume gains were mostly offset by local price and product mix declines in Interconnect Solutions, including the impact of lower pass-through metals. The unfavorable currency impact is primarily driven by the Japanese yen and Chinese yuan.

Operating EBITDA was $374 million for the three months ended March 31, 2024, up 3 percent compared with $362 million for the three months ended March 31, 2023, primarily due to the earnings contribution from the Spectrum acquisition and strength in Semiconductor Technologies and Interconnect Solutions partially offset by lower volumes within Industrial Solutions.

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

Water & Protection	Three Months Ended
In millions	March 31, 2024	March 31, 2023
Net sales	$1,291	$1,449
Operating EBITDA	$295	$344
Equity in earnings of nonconsolidated affiliates	$9	$10

Water & Protection	Three Months Ended
Percentage change from prior year	March 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	(1)
Volume	(10)
Portfolio & other	—
Total	(11)%

Water & Protection net sales were $1,291 million for the three months ended March 31, 2024, down 11 percent from $1,449 million for the three months ended March 31, 2023. The net sales decreased due to a 10 percent decline in volume and a 1 percent unfavorable currency impact. Volume declines within Safety Solutions were mainly due to channel inventory destocking, primarily in medical packaging products within healthcare markets. Water Solutions volume declines were primarily due to distributor inventory destocking and weaker industrial demand in China. Shelter Solutions was relatively flat. The unfavorable currency impact is primarily driven by the Chinese yuan and Japanese yen partially offset by the European euro.

Operating EBITDA was $295 million for the three months ended March 31, 2024, down 14 percent compared with $344 million for the three months ended March 31, 2023, driven by decreased sales volumes partially offset by lower product costs.

CORPORATE AND OTHER
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines. Related to the Delrin® Divestiture, Corporate & Other includes DuPont's equity interest in Derby Holdings Group, Stranded Costs and Future Reimbursable Indirect Costs. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	Three Months Ended
In millions	March 31, 2024	March 31, 2023
Net sales	$275	$273
Operating EBITDA	$13	$8
Equity in earnings (losses) of nonconsolidated affiliates	$(7)	$—

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2023 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2024.

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

In millions	March 31, 2024	December 31, 2023
Cash, cash equivalents	$1,934	$2,392
Total debt	$7,776	$7,800

The Company's cash, cash equivalents at March 31, 2024 and December 31, 2023 were $1.9 billion and $2.4 billion, respectively, of which approximately $1.1 billion at March 31, 2024 and $1.3 billion at December 31, 2023 were held by subsidiaries in foreign countries, including United States territories. The change in the balance in cash and cash equivalents held by subsidiaries in foreign countries is due to cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash, cash equivalents.

Total debt at March 31, 2024 and December 31, 2023 was $7,776 million and $7,800 million, respectively. The slight decrease, as shown in the table above, was primarily due to the changes in the fair value of interest rate swaps designated as fair value hedges.

As of March 31, 2024, the Company is contractually obligated to make future cash payments of $7.9 billion and $4.9 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, no payments will be due in the next twelve months. Related to interest, $394 million will be due in the next twelve months, and the remainder will be due subsequent to March 31, 2025. The majority of interest obligations will be due in 2029 or later.

Revolving Credit Facilities
On May 10, 2023, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"), which terminates on May 8, 2024. The 364-Day Revolving Credit Facility will be used for general corporate purposes. There were no drawdowns of the facility during the three month period ended March 31, 2024. The Company is in the process of standing a new $1 billion 364-day revolving credit facility with an expected effective date in May 2024.

Water District Settlement Agreement
In 2023, the Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as "Restricted cash and cash equivalents" on the interim Condensed Consolidated Balance sheets. The $400 million contribution, plus interest, will be reflected as a cash outflow within cash flows from discontinued operations during the second quarter 2024 as the judgment became final in April 2024. See Note 14 to the interim Consolidated Financial Statement for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At April 26, 2024, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The $1B 364-Day Revolving Credit Facility contains a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2024, the Company was in compliance with this financial covenant.

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

Cash Flow Summary	Three Months Ended
In millions	March 31, 2024	March 31, 2023
Cash provided by (used for) from continuing operations:
Operating activities	$493	$405
Investing activities	$(202)	$(250)
Financing activities	$(691)	$(213)
Cash used in discontinued operations	$(31)	$(71)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(25)	$(7)

Cash Flows from Operating Activities - Continuing Operations
In the first three months of 2024, cash provided by operating activities of continuing operations was $493 million, compared with $405 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily from improvements in net working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	March 31, 2024	December 31, 2023
In millions (except ratio)
Current assets	$7,067	$7,514
Current liabilities	3,032	3,098
Net working capital	$4,035	$4,416
Current ratio	2.33:1	2.43:1

Cash Flows from Investing Activities - Continuing Operations
In the first three months of 2024, cash used for investing activities of continuing operations was $202 million, compared with $250 million in the first three months of 2023. The decrease in cash used for investing activities of continuing operations is primarily attributable to the reduction in capital expenditures and purchases of investments.

Cash Flows from Financing Activities - Continuing Operations
In the first three months of 2024, cash used for financing activities of continuing operations was $691 million compared with $213 million in the same period last year. The increase in cash used for financing activities of continuing operations is primarily attributable to the Q1 2024 ASR Transaction.

Cash Flows from Discontinued Operations
In the first three months of 2024, cash used from discontinued operations was $31 million compared with $71 million in the same period last year. The cash used from discontinued operations primarily includes MOU activity and transaction costs, refer to Note 4 to the interim Consolidated Financial Statements for additional information. For the three months ended March 31, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® and transaction cost from the M&M Divestiture as discontinued operations.

Dividends
On February 5, 2024, the Board of Directors declared a first quarter 2024 dividend of $0.38 per share, paid on March 15, 2024, to shareholders of record on February 29, 2024.

On April 17, 2024, the Board of Directors declared a second quarter 2024 dividend of $0.38 per share, payable on June 17, 2024, to shareholders of record on May 31, 2024.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and were recorded as a reduction of retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws.

In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of $500 million of common stock ("Q1 24 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

Subsequent to quarter end, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1 million additional shares of DuPont common stock, which were retired immediately and will be recorded as a reduction of retained earnings in the second quarter of 2024. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $44 million by year-end 2024 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $146 million inception-to-date, consisting of severance and related benefit costs of $103 million and asset related charges of $43 million. At March 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $83 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the interim Consolidated Balance Sheets. Raw material inventory write-offs for plant line closures within the Water & Protection segment in connection with the 2023-2024 Restructuring Program were $25 million in "Cost of Sales" within the interim Consolidated Statements of Operations. The Company expects the program to be substantially complete by the end of 2024. See Note 6 and 21 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 19 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2023 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2024, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
In November 2022, DuPont’s Board of Directors approved a share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock (the “$5B Share Buyback Program"). In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”).

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$5B Share Buyback Program
January [1]	6,681,016	$71.76	6,681,016	$—
February	—	—	—	—
March	—	$—	—	—
First Quarter 2024	6,681,016	$71.76	6,681,016	$—
$1B Share Buyback Program
January	—	$—	—	$—
February [2]	5,961,252	67.10	5,961,252	500
March	—	$—	—	500
First Quarter 2024	5,961,252	$67.10	5,961,252	$500
1. In September 2023, DuPont entered into accelerated share repurchase agreements (the "$2B ASR Transaction") with each of three financial institutions to repurchase an aggregate of $2 billion of common stock, under the $5B Share Buyback Program. On September 8, 2023, DuPont received initial deliveries of 21.2 million shares of common stock in the aggregate. On January 19, 22 and 23, 2024, the final 6.7 million shares were received and retired for a total of 27.9 million shares based on the volume-weighted average stock price for DuPont common stock during the terms of the $2B ASR Transaction, less an agreed upon discount. See Note 16 to the interim Consolidated Financial Statements for additional information.
2. In February 2024, DuPont entered into accelerated share repurchase agreements (the "Q1 24 ASR Transaction") with a financial institution to repurchase an aggregate of $500 million of common stock, under the $1B Share Buyback Program. On February 9, 2024, DuPont received initial deliveries of 6.0 million shares of common stock in the aggregate. See Note 16 to the interim Consolidated Financial Statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 1, 2024

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware