Form 10-Q
period 2024-06-30
DuPont de Nemours, Inc.
filed 2024-07-31
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The registrant had 417,495,113 shares of common stock, $0.01 par value, outstanding at July 29, 2024.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2024

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
On May 22, 2024, DuPont announced a plan to separate the company into three distinct, publicly traded companies. Under the plan, DuPont would execute the proposed separations of its Electronics and Water businesses in a tax-free manner to its shareholders leaving DuPont to continue as a diversified industrial company following completion of the separations. DuPont expects to complete the separations within 18 to 24 months of the announcement date. The separation transactions will not require a shareholder vote and are subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the filing and effectiveness of Form 10 registration statements with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing. Please refer to the announcement and presentation materials from May 22, 2024, posted to the Investor section of www.dupont.com, for more information.

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The Net Trade Revenue by Segment and Business or Major Product Line has been recast for all periods presented to reflect the new structure. The realignment did not result in changes to total Electronics and Industrial segment net sales.

On November 1, 2023, DuPont completed the divestiture of the Delrin® acetal homopolymer (H-POM) business to TJC LP, (the “Delrin® Divestiture”). The results of operations for the three months and six months ended June 30, 2023, present the financial results of the Delrin® Divestiture as discontinued operations. Unless otherwise indicated, the discussion of results, including the financial measures further discussed below, refers only to DuPont's Continuing Operations and does not include discussion of balances or activity of the Delrin® Divestiture.

FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "target, "outlook,” “stabilization,” “confident,” “preliminary,” “initial,” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding outlook, expectations and guidance. Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the ability of DuPont to effect the separation transactions described above and to meet the conditions related thereto; (ii) the possibility that the separation transactions will not be completed within the anticipated time period or at all; (iii) the possibility that the separation transactions will not achieve their intended benefits; (iv) the impact of the separation transactions on DuPont’s businesses and the risk that the separations may be more difficult, time-consuming or costly than expected, including the impact on DuPont’s resources, systems, procedures and controls, diversion of management’s attention and the impact and possible disruption of existing relationships with customers, suppliers, employees and other business counterparties; (v) the possibility of disruption, including disputes, litigation or unanticipated costs, in connection with the separation transactions; (vi) the uncertainty of the expected financial performance of DuPont or the separated companies following completion of the separation transactions; (vii) negative effects of the announcement or pendency of the separation transactions on the market price of DuPont’s securities and/or on the financial performance of DuPont; (viii) the ability to achieve anticipated capital structures in connection with the separation transactions, including the future availability of credit and factors that may affect such availability; (ix) the ability to achieve anticipated credit ratings in connection with the separation transactions; (x) the ability to achieve anticipated tax treatments in connection with the separation transactions and completed and future, if any, divestitures, mergers, acquisitions and other portfolio changes and the impact of changes in relevant tax and other laws; (xi) risks and uncertainties related to the settlement agreement concerning PFAS liabilities reached June 2023 with plaintiff water utilities by Chemours, Corteva, EIDP and DuPont; (xii) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and between DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; changes in laws and regulations applicable to PFAS chemicals; (xiii) indemnification of certain legacy liabilities; (xiv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the separation transactions and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (xv) the risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs from, among other events, pandemics and responsive actions; (xvi) timing and recovery from demand declines in consumer-facing markets, including in China; (xvii) adverse changes in worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions; and other factors beyond DuPont's control, including inflation, recession, military conflicts, natural and other disasters or weather-related events, that impact the operations of the company, its customers and/or its suppliers; (xviii) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (xix) the risks associated with demand and market conditions in the semiconductor industry and associated end markets, including from continuing or expanding trade disputes or restrictions, including on exports to China of U.S.-regulated products and technology; (xx) the risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy, including the actual conduct of the company’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; (xxi) other risks to DuPont's business and operations, including the risk of impairment; (xxii) the possibility that the Company may fail to realize the anticipated benefits of the $1 billion share repurchase program announced on February 6, 2024 and that the program may be suspended, discontinued or not completed prior to its termination on June 30, 2025; and (xxiii) other risk factors discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2024	2023	2024	2023
Net sales	$3,171	$3,094	$6,102	$6,112
Cost of sales	1,996	2,030	3,914	4,013
Research and development expenses	134	125	259	252
Selling, general and administrative expenses	418	358	802	698
Amortization of intangibles	151	146	300	293
Restructuring and asset related charges - net	8	17	47	31
Acquisition, integration and separation costs	5	6	8	6
Equity in earnings of nonconsolidated affiliates	23	14	35	29
Sundry income (expense) - net	(87)	28	(49)	57
Interest expense	99	98	195	193
Income from continuing operations before income taxes	$296	$356	$563	$712
Provision for income taxes on continuing operations	120	87	204	170
Income from continuing operations, net of tax	$176	$269	$359	$542
Income (loss) from discontinued operations, net of tax	9	(386)	23	(394)
Net income (loss)	$185	$(117)	$382	$148
Net income attributable to noncontrolling interests	7	14	15	22
Net income (loss) available for DuPont common stockholders	$178	$(131)	$367	$126

Per common share data:
Earnings per common share from continuing operations - basic	$0.40	$0.56	$0.82	$1.13
Earnings (loss) per common share from discontinued operations - basic	0.02	(0.84)	0.05	(0.86)
Earnings (loss) per common share - basic	$0.43	$(0.29)	$0.87	$0.27
Earnings per common share from continuing operations - diluted	$0.40	$0.55	0.82	1.13
Earnings (loss) per common share from discontinued operations - diluted	0.02	(0.84)	0.05	(0.86)
Earnings (loss) per common share - diluted	$0.42	$(0.28)	$0.87	$0.27

Weighted-average common shares outstanding - basic	417.8	459.2	420.3	459.0
Weighted-average common shares outstanding - diluted	419.3	460.3	421.6	460.2
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2024	2023	2024	2023
Net income (loss)	$185	$(117)	$382	$148
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(128)	(159)	(372)	(77)
Pension and other post-employment benefit plans	(23)	(6)	(26)	(10)
Derivative instruments	10	(18)	21	(21)
Total other comprehensive (loss)	$(141)	$(183)	$(377)	$(108)
Comprehensive income (loss)	$44	$(300)	$5	$40
Comprehensive income attributable to noncontrolling interests, net of tax	1	4	2	13
Comprehensive income (loss) attributable to DuPont	$43	$(304)	$3	$27
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,503	$2,392
Restricted cash and cash equivalents	6	411
Accounts and notes receivable - net	2,313	2,370
Inventories	2,164	2,147
Prepaid and other current assets	177	194
Total current assets	$6,163	$7,514
Property, plant and equipment - net of accumulated depreciation (June 30, 2024 - $5,047; December 31, 2023 - $4,841)	5,699	5,884
Other Assets
Goodwill	16,558	16,720
Other intangible assets	5,477	5,814
Investments and noncurrent receivables	1,112	1,071
Deferred income tax assets	281	312
Deferred charges and other assets	1,263	1,237
Total other assets	$24,691	$25,154
Total Assets	$36,553	$38,552
Liabilities and Equity
Current Liabilities
Accounts payable	1,655	1,675
Income taxes payable	158	154
Accrued and other current liabilities	973	1,269
Total current liabilities	$2,786	$3,098
Long-Term Debt	7,168	7,800
Other Noncurrent Liabilities
Deferred income tax liabilities	1,045	1,130
Pension and other post-employment benefits - noncurrent	536	565
Other noncurrent obligations	1,254	1,234
Total other noncurrent liabilities	$2,835	$2,929
Total Liabilities	$12,789	$13,827
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2024: 417,477,709 shares; 2023: 430,110,140 shares)	4	4
Additional paid-in capital	48,019	48,059
Accumulated deficit	(23,414)	(22,874)
Accumulated other comprehensive loss	(1,274)	(910)
Total DuPont stockholders' equity	$23,335	$24,279
Noncontrolling interests	429	446
Total equity	$23,764	$24,725
Total Liabilities and Equity	$36,553	$38,552
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2024	2023
Operating Activities
Net income	$382	$148
Income (loss) from discontinued operations	23	(394)
Net income from continuing operations	$359	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	559
Credit for deferred income tax and other tax related items	(65)	(25)
Earnings of nonconsolidated affiliates in excess of dividends received	(29)	(21)
Net periodic pension benefit costs	5	15
Periodic benefit plan contributions	(38)	(35)
Net gain on sales of assets, businesses and investments	(2)	(8)
Restructuring and asset related charges - net	47	31
Loss on debt extinguishment	74	—
Other net loss	77	70
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(152)	86
Inventories	(45)	(35)
Accounts payable	124	(125)
Other assets and liabilities, net	76	(249)
Cash provided by operating activities - continuing operations	$1,020	$805
Investing Activities
Capital expenditures	(309)	(355)
Proceeds from sales of property and businesses, net of cash divested	5	—
Acquisitions of property and businesses, net of cash acquired	(8)	—
Purchases of investments	—	(32)
Proceeds from sales and maturities of investments	—	1,334
Other investing activities, net	10	4
Cash (used for) provided by investing activities - continuing operations	$(302)	$951
Financing Activities
Payments on long-term debt	(687)	—
Purchases of common stock and forward contracts	(500)	—
Proceeds from issuance of Company stock	18	12
Employee taxes paid for share-based payment arrangements	(24)	(24)
Distributions to noncontrolling interests	(20)	(34)
Dividends paid to stockholders	(317)	(330)
Other financing activities, net	(1)	(1)
Cash used for financing activities - continuing operations	$(1,531)	$(377)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(439)	(107)
Cash used for investing activities - discontinued operations	—	(19)
Cash used in discontinued operations	$(439)	$(126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42)	(29)
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,294)	$1,224
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,803	3,772
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,803	$3,772
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,509	4,996
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$1,509	$4,996
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2024 and 2023

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2023	$5	$48,256	$(20,807)	$(717)	$—	$424	$27,161
Net (loss) income	—	—	(131)	—	—	14	(117)
Other comprehensive loss	—	—	—	(173)	—	(10)	(183)
Dividends ($0.72 per common share)	—	(330)	—	—	—	—	(330)
Stock-based compensation	—	19	—	—	—	—	19
Other	—	1	—	—	—	2	3
Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553

Balance at March 31, 2024	$4	$48,238	$(23,519)	$(1,139)	$—	$428	$24,012
Net income	—	—	178	—	—	7	185
Other comprehensive loss	—	—	—	(135)	—	(6)	(141)
Dividends ($0.76 per common share)	—	(317)	—	—	—	—	(317)
Common stock issued/sold	—	13	—	—	—	—	13
Stock-based compensation	—	13	—	—	—	—	13
Excise tax on purchases of treasury stock	—	—	(1)	—	—	—	(1)
Retirement of treasury stock	—	—	(72)	—	72	—	—
Settlement of forward contracts for share repurchase	—	72	—	—	(72)	—	—
Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2024 and 2023

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	126	—	—	22	148
Other comprehensive loss	—	—	—	(99)	—	(9)	(108)
Dividends ($1.08 per common share)	—	(495)	—	—	—	—	(495)
Common stock issued/sold	—	12	—	—	—	—	12
Stock-based compensation	—	10	—	—	—	—	10
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Other	—	(1)	1	—	—	3	3
Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553

Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	367	—	—	15	382
Other comprehensive loss	—	—	—	(364)	—	(13)	(377)
Dividends ($1.14 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	18	—	—	—	—	18
Stock-based compensation	—	20	—	—	—	—	20
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(9)	—	—	—	(9)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	—
Other	—	—	—	—	—	1	1
Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Delrin® Divestitures
On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). See Note 4 for more information.

The interim Consolidated Statements of Operations for the three and six months ended June 30, 2023 and the interim Consolidated Statements of Cash Flows for the six months ended June 30, 2023, present the financial results and cash flows of Delrin® as discontinued operations. The comprehensive income of Delrin® has not been segregated and is included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of the Delrin® Divestiture.

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

Accounting Guidance Issued But Not Adopted at June 30, 2024
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

NOTE 3 - ACQUISITIONS
Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the previously announced acquisition of the Donatelle Plastics company, a medical device company specializing in the design, development and manufacture of medical components and devices. See Note 22 for further discussion.

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

The purchase accounting and purchase price allocation for Spectrum are substantially complete as of June 30, 2024. Subsequent to the second quarter the Company finalized the working capital settlements for an immaterial amount which will impact the residual goodwill recorded. The Company will finalize the fair values allocated to the assets acquired and liabilities assumed no later than one year from the date of the acquisition. The following table presents the provisional valuation of certain acquired assets and liabilities assumed based upon information known as of June 30, 2024:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023	Estimated fair value as previously reported [1]
(In millions)
Fair value of assets acquired
Cash and cash equivalents	$31
Accounts and notes receivable	68
Inventories	52
Property, plant and equipment	125
Other intangible assets	916
Deferred charges and other assets	34
Total Assets Acquired	$1,226
Fair value of liabilities assumed
Accounts payable	$21
Income taxes payable	17
Deferred income tax liabilities	177
Other noncurrent liabilities	44
Total Liabilities Assumed	$259
Goodwill	825
Total Consideration	$1,792
1.No adjustments to the amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024.

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

NOTE 4 - DIVESTITURES
Delrin® Divestiture
On November 1, 2023, the Company closed the Delrin® Divestiture. DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable in the amount of $350 million, (the "Delrin® Note Receivable") and acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments primarily relate to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Company accounts for its equity interest in Derby as an equity method investment based upon its non-controlling equity interest, its $350 million par value intra-entity note receivable owed by an indirect, wholly owned subsidiary of Derby and its representation on the Derby board of directors. The note receivable has a maturity date of November 2031. The Company has limited continuing involvement with Derby including short-term transition service agreements and insignificant sales to the Delrin® business.

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

The Delrin® Divestiture together with the divestiture of the majority of the historic Mobility & Materials segment (the "M&M Divestiture"), including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines, (collectively the "M&M Divestitures") represented a strategic shift that had a major impact on DuPont's operations and results.

The interim results of operations for the three and six months ended June 30, 2023, represent the Delrin® business unless otherwise indicated. The following table summarizes the interim results of operations of the Delrin® Divestiture which are presented as discontinued operations as summarized below:

In millions	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net sales	$142	$289
Cost of sales	92	176
Research and development expenses	1	2
Selling, general and administrative expenses	1	1
Acquisition, integration and separation costs [1]	46	100
Sundry income (expense) - net	3	5
Income from discontinued operations before income taxes	$5	$15
Provision for income taxes on discontinued operations	1	7
Income from discontinued operations, net of tax	$4	$8
(Loss) gain on sale, net of tax [2]	$(2)	$22
Income from discontinued operations attributable to DuPont stockholders, net of tax	$2	$30
1. Includes costs related to both the M&M Divestitures which primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees.
2. Gain includes purchase price adjustments related to the M&M Divestiture.

Other Discontinued Operations Activity
The Company recorded a gain from discontinued operations, net of tax, of $9 million and a loss of $386 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of $23 million and a loss of $394 million for the six months ended June 30, 2024 and 2023, respectively.

Discontinued operations activity consists of the following:

Income (Loss) from Discontinued Operations, Net of Tax	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
M&M Divestitures [1]	$(4)	$2	$(10)	$30
MOU Activity [2]	(8)	(371)	(17)	(376)
Indemnification activity - environmental and legal [3]	—	(14)	(5)	(43)
Tax related matters [4]	21	—	56	—
Other	—	(3)	(1)	(5)
Income (loss) from discontinued operations, net of tax	$9	$(386)	$23	$(394)
1.The three and six months ended June 30, 2024 primarily includes Acquisition, integration and separation costs.
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
4.The three and six months ended June 30, 2024 includes tax indemnification activity associated with divested businesses.

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

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The Net Trade Revenue by Segment and Business or Major Product Line table below has been recast for all periods presented to reflect the new structure. There was no change to total Electronics and Industrial segment net sales.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Industrial Solutions	$488	$425	$936	$848
Interconnect Solutions	468	422	864	821
Semiconductor Technologies	552	465	1,073	939
Electronics & Industrial	$1,508	$1,312	$2,873	$2,608
Safety Solutions	$613	$683	$1,200	$1,359
Shelter Solutions	425	422	815	817
Water Solutions	353	389	667	767
Water & Protection	$1,391	$1,494	$2,682	$2,943
Corporate & Other [1]	$272	$288	$547	$561
Total	$3,171	$3,094	$6,102	$6,112
1. Net sales within Corporate & Other reflect the Retained Businesses which include the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
U.S. & Canada	$1,127	$1,045	$2,180	$2,068
EMEA [1]	550	585	1,094	1,167
Asia Pacific [2]	1,368	1,350	2,584	2,643
Latin America	126	114	244	234
Total	$3,171	$3,094	$6,102	$6,112
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended June 30, 2024 and 2023 were $614 million and $581 million, respectively, while for the six months ended months ended June 30, 2024 and 2023 net sales attributed to China/Hong Kong were $1,129 million and $1,106 million, respectively.

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

Revenue recognized in the first six months of 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	June 30, 2024	December 31, 2023
In millions
Accounts and notes receivable - trade [1]	$1,669	$1,543
Deferred revenue - current [2]	$1	$1
Deferred revenue - noncurrent [3]	$29	$22
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $8 million and $17 million for the three months ended June 30, 2024, and 2023, and $47 million and $31 million for the six months ended June 30, 2024, and 2023. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $71 million at June 30, 2024 and $107 million at December 31, 2023, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Raw Material inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the interim Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $155 million inception-to-date, consisting of severance and related benefit costs of $99 million and asset related charges of $56 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $24 million of raw material inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations for the six months ended June 30, 2024 related to plant line closures within the Water & Protection segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(In millions)
Electronics & Industrial	$(5)	$3
Water & Protection [1]	15	37
Corporate & Other	(1)	5
Total	$9	$45
1.Amount excludes raw materials inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2023	$79	$—	$79
Restructuring charges [1]	19	26	45
Charges against the reserve	(2)	(26)	(28)
Cash payments	(36)	—	(36)
Reserve balance at June 30, 2024	$60	$—	$60
1.Amount excludes raw materials inventory write-offs recorded during 2024, impacting the Water & Protection segment. Refer to Note 21 for additional information.

Total liabilities related to the 2023-2024 Restructuring Program were $60 million at June 30, 2024 and $79 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2024.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $98 million inception-to-date, consisting of severance and related benefit costs of $84 million and asset related charges of $14 million. The Company recorded pre-tax restructuring benefits of $1 million and charges of $2 million, to Corporate & Other during the three and six months ended June 30, 2024, respectively.

Total liabilities related to the 2022 Restructuring Program were $11 million at June 30, 2024 and $27 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Non-operating pension and other post-employment benefit credits (costs)	$3	$(2)	$10	$(4)
Interest income [1]	21	52	41	98
Net gain on divestiture and sales of other assets and investments	—	2	2	8
Foreign exchange gains (losses), net	(4)	(28)	—	(48)
Loss on debt extinguishment [2]	(74)	—	(74)	—
Interest rate swap mark-to-market loss [3]	(39)	—	(39)	—
Miscellaneous income (expense) - net	6	4	11	3
Sundry income (expense) - net	$(87)	$28	$(49)	$57
1.The three and six months ended June 30, 2024 includes non-cash interest income of $6 million and $12 million, respectively, related to the $350 million Delrin® related party note receivable. Refer to Note 11 for additional information.
2.Reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
3. Includes the mark to market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 19 for further details.

Cash, Cash Equivalents and Restricted Cash
At June 30, 2024 and December 31, 2023 the Company had $6 million and $411 million, respectively, within “Restricted cash and cash equivalents”. The majority of the balance as of December 31, 2023 is attributable to the Water District Settlement Fund. During the second quarter 2024, the judgment related to the Water District Settlement Fund became final and therefore $408 million was removed from "Restricted cash and cash equivalents”. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $973 million at June 30, 2024 and $1,269 million at December 31, 2023. "Accrued and other current liabilities" at December 31, 2023 includes approximately $405 million, respectively, related to the Water District Settlement Agreement further discussed in Note 14, the related balance at June 30, 2024 was zero. Accrued payroll, which is a component of "Accrued and other current liabilities," was $268 million at June 30, 2024 and $250 million at December 31, 2023. At June 30, 2024, "Accrued and other current liabilities" also includes $159 million of dividends payable; at December 31, 2023 the balance was not material. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2024 and at December 31, 2023.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2024 was 40.5 percent, compared with an effective tax rate of 24.4 percent for the second quarter of 2023. For the first six months of 2024, the effective tax rate on continuing operations was 36.2 percent, compared with 23.9 percent for the first six months of 2023. The higher effective tax rates in 2024 thus far were driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including an international statutory tax settlement for which the Company is partially indemnified.

Effective from 2024, the Organization for Economic Co-operation and Development’s ("OECD") Global Anti-Base Erosion ("GloBE") rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. The Company does not expect a resulting material change to the income tax provision for the current year ending December 31, 2024. However, the Company expects the effective tax rate and cash tax payments could increase in future years.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2024 and 2023:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Income from continuing operations, net of tax	$176	$269	$359	$542
Net income from continuing operations attributable to noncontrolling interests	7	14	15	22
Income from continuing operations attributable to common stockholders	$169	$255	$344	$520
Income (loss) from discontinued operations attributable to common stockholders, net of tax	$9	$(386)	$23	$(394)
Net income (loss) attributable to common stockholders	$178	$(131)	$367	$126

Earnings Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2024	2023	2024	2023
Earnings from continuing operations attributable to common stockholders	$0.40	$0.56	$0.82	$1.13
Earnings (loss) from discontinued operations, net of tax	0.02	(0.84)	0.05	(0.86)
Earnings (loss) attributable to common stockholders [1]	$0.43	$(0.29)	$0.87	$0.27

Earnings Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2024	2023	2024	2023
Earnings from continuing operations attributable to common stockholders	$0.40	$0.55	$0.82	$1.13
Earnings (loss) from discontinued operations, net of tax	0.02	(0.84)	0.05	(0.86)
Earnings (loss) attributable to common stockholders [1]	$0.42	$(0.28)	$0.87	$0.27

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2024	2023	2024	2023
Weighted-average common shares - basic	417.8	459.2	420.3	459.0
Plus dilutive effect of equity compensation plans	1.5	1.1	1.3	1.2
Weighted-average common shares - diluted	419.3	460.3	421.6	460.2
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.1	3.0	2.1	2.6
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

NOTE 10 - INVENTORIES

In millions	June 30, 2024	December 31, 2023
Finished goods	$1,196	$1,184
Work in process	504	487
Raw materials	336	350
Supplies	128	126
Total inventories	$2,164	$2,147

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at June 30, 2024 and December 31, 2023 is $818 million and $788 million, respectively.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and six months ended June 30, 2024 and approximately 2 percent for the three and six months ended June 30, 2023. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three and six months ended June 30, 2024 and 2023. The Company maintained an ownership interest in seven nonconsolidated affiliates at June 30, 2024.

Derby Equity Interest
As a result of the Delrin® Divestiture, on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby. The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. For the three and six months ended June 30, 2024, the Company recorded income of $2 million and a loss of $5 million, respectively, in "Equity in earnings of nonconsolidated affiliates" which includes the impact of approximately $8 million for transaction costs incurred by Derby and amortization expense from purchase accounting. The carry values of the equity interest as of June 30, 2024 and December 31, 2023 were $118 million and $121 million, respectively. The carry values of the note receivable as of June 30, 2024 and December 31, 2023 were $240 million and $228 million, respectively.

For the three and six months ended June 30, 2024, Company recognized non-cash interest income on the Derby Note Receivable of $6 million and $12 million, respectively, reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2024 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2023	$10,205	$5,900	$615	$16,720
Currency translation adjustment	(79)	(85)	(5)	(169)
Goodwill recognized for Spectrum Acquisition	7	—	—	7
Balance at June 30, 2024	$10,133	$5,815	$610	$16,558

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

In connection with the preparation of the full year 2023 financial statements, macroeconomic triggering events required the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit, within Water & Protection as of December 31, 2023. As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which was recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023. This reporting unit remains at risk for future impairment due to the fair value now being equal to the carrying value as a result of the recorded impairment. Should macroeconomic conditions worsen, resulting in further recovery delays, or other events occur indicating that the estimated future cash flows of the reporting unit have further declined and the reporting unit is unable to meet or exceed its projections from 2024 and other future years, the Company may be required to record future non-cash impairment charges related to goodwill. As of June 30, 2024, the remaining carrying amount of goodwill within the Protection reporting unit was $4.8 billion.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,072	$(1,182)	$890	$2,079	$(1,092)	$987
Trademarks/tradenames	924	(448)	476	924	(414)	510
Customer-related	5,745	(2,466)	3,279	5,815	(2,329)	3,486
Other	29	(1)	28	28	(1)	27
Total other intangible assets with finite lives	$8,770	$(4,097)	$4,673	$8,846	$(3,836)	$5,010
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,574	$(4,097)	$5,477	$9,650	$(3,836)	$5,814

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2024	December 31, 2023
In millions
Electronics & Industrial	$3,318	$3,521
Water & Protection	2,077	2,206
Corporate & Other	82	87
Total	$5,477	$5,814

Total estimated amortization expense for the remainder of 2024 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2024	$289
2025	$545
2026	$518
2027	$470
2028	$418
2029	$362

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

Long-Term Debt
Long-term debt at June 30, 2024 and December 31, 2023 was $7,168 million and $7,800 million, respectively. At June 30, 2024 the long-term debt balance included an unamortized basis adjustment of $49 million related to the dedesignation of the Company's interest rate swap agreements. At December 31, 2023 the long-term debt balance included a fair value hedging revaluation of $59 million related to the Company's interest rate swap agreements. See Note 19 for additional information.

Capital Structure Actions
DuPont, with its advisors, is evaluating considerations related to the design of the capital structures of the three intended FutureCos. These considerations include the impact of executing the separations in accordance with the announced plan on the Company’s existing indebtedness, including the Company’s senior notes. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 notes, (the "2038 Notes") in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, the Company incurred a loss of approximately $74 million to "Sundry income (expense) - net" within the interim Consolidated Statements of Operations for the three and six months ended June 30, 2024, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the Company's interest rate swap agreements associated with this borrowing. See Note 19 for further detail on the dedesignation of the Company's interest rate swap agreements.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $689 million at June 30, 2024. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $127 million at June 30, 2024. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the six month period ended June 30, 2024.

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

The amount of invoices outstanding confirmed as valid under the supplier financing programs as of June 30, 2024 and December 31, 2023 was $102 million and $97 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of June 30, 2024, the Company has recorded indemnification assets of $32 million within "Accounts and notes receivable - net" and $304 million within "Deferred charges and other assets" and indemnification liabilities of $175 million within "Accrued and other current liabilities" and $234 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company has recorded indemnification assets of $21 million within "Accounts and notes receivable - net" and $242 million within "Deferred charges and other assets" and indemnified liabilities of $200 million within "Accrued and other current liabilities" and $263 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At June 30, 2024, the Company had paid Qualified Spend of approximately $590 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At June 30, 2024, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At June 30, 2024, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	June 30, 2024	December 31, 2023	Balance Sheet Classification
Current indemnification liabilities	$89	$87	Accrued and other current liabilities
Long-term indemnification liabilities	122	119	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$211	$206
1.As of June 30, 2024 and December 31, 2023, total indemnified liabilities accrued include $135 million and $139 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the Water District Settlement Agreement, as defined below.

In addition to the above, beginning the second quarter of 2023, the Company had recognized a liability related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation. The judgment became final in April 2024, therefore $408 million, including interest, is reflected as a cash outflow within cash flows from discontinued operations during the second quarter 2024.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

Under EIDP’s 2004 settlement of a West Virginia state court class action, Leach v. EIDP, members of the class have standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits filed in Ohio and West Virginia state and federal courts, were consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). In 2017, Chemours and EIDP settled the Ohio MDL for $670 million.

Post the 2017 settlement, approximately 100 additional cases were filed by Leach class members. EIDP and Chemours settled all but one these cases in 2021 for $83 million with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. The remaining case resulted in a jury verdict for the plaintiff which was paid in the fourth quarter of 2023 after EIDP exhausted its appeal rights. The payment was split between the three companies in accordance with the Agreements and MOU. As of June 30, 2024, Plaintiffs’ counsel had filed about 45 new cases that are in the Ohio MDL. Two are scheduled for trial in September 2024. DuPont was not a defendant in the Leach case or the cases that were or are now part of the Ohio MDL.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of June 30, 2024.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $12.5 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued approximately $9 million as of June 30, 2024 related to the Supplemental Payment.

As of June 30, 2024, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours and companies such as 3M that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”) captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina, (the “Court”). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the MDL include, among others, water districts, individuals and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

On June 30, 2023, Chemours, Corteva, EIDP and DuPont entered a definitive agreement to resolve for $1.185 billion in cash all PFAS-related claims of a defined class of U.S. public water systems, including claims that are part of the AFFF MDL, (the “Water District Settlement Agreement”). In August 2023, the Court preliminarily approved the Water District Settlement Agreement. Subsequent to the approval, during the third quarter of 2023, Chemours, EIDP, Corteva and DuPont collectively contributed $1.185 billion to a Qualified Settlement Fund (the “Water District Settlement Fund”). In accordance with the MOU,

Chemours contributed about 50 percent of the settlement amount (about $592 million), and DuPont (about $400 million) and Corteva (about $193 million) together contributed the remaining 50 percent. Chemours, Corteva and DuPont each used its respective MOU Escrow Account deposits to fund in part their respective contributions into the Water District Settlement Fund.

DuPont paid its $400 million contribution into the Water District Settlement Fund in the third quarter 2023. That payment included $100 million that DuPont had deposited into the MOU Escrow Account as of June 30, 2023. The Company’s total contribution, including interest, of $408 million has been removed from "Restricted cash and cash equivalents - current" along with the associated "Accrued and other current liabilities" within the interim Condensed Consolidated Balance Sheets as of June 30, 2024 as the settlement became final in the second quarter 2024. DuPont's aggregate MOU escrow deposits of $405 million, including interest, at December 31, 2023 is reflected in "Restricted cash and cash equivalents - noncurrent" on the interim Condensed Consolidated Balance Sheets.

The Water District Settlement's defined class is composed of all Public Water Systems, as defined in 42 U.S.C § 300f, with a current detection of PFAS and all Public Water Systems that are currently required to monitor for PFAS under the EPA’s Fifth Unregulated Contaminant Monitoring Rule (“UCMR 5”) or other applicable federal or state law. The class does not include water systems owned and operated by a State or the United States government or small systems that have not detected PFAS and are not currently required to monitor for it under federal or state requirements. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

As part of the approval process, the Court established, among other things, a mechanism for class members to submit requests to be excluded from the settlement. The Notice Administrator submitted a report on February 6, 2024 indicating that about 900 of 14,167 entities on the list of potential class members submitted timely requests for exclusion. The Court issued a revised order during the first quarter 2024 extending the date by which water systems that elected to be excluded from the settlement could rejoin the class to March 15, 2024.

At June 30, 2024, the AFFF MDL includes about 6,000 personal injury cases. The Court has ordered the dismissal by August 22, 2024, of claims that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. About half of the 6,000 cases pending at June 30, 2024 do not make a claim for one of those eight conditions and, therefore, are expected to be dismissed. Cases that are dismissed pursuant to the Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the Court’s order. The discovery process has begun for 25 bellwether personal injury cases that claim harm from kidney cancer, testicular cancer, ulcerative colitis, or thyroid disease. In addition, new cases continue to be filed in the AFFF MDL.

Some state attorneys general have filed lawsuits against DuPont, outside of the AFFF MDL that allege environmental contamination by certain PFAS compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to clean up contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent with the municipalities on June 28, 2024, which effectively stayed the litigation while Chemours performs investigatory remedial work focused on vegetable gardens and surface waters.

In addition to the above matters, there are other legal matters pending that make claims related to PFAS. The Company is specifically named in some of these legal matters and some are pending against Chemours and/or Corteva/EIDP in which the Company is not named. Certain of these actions may purport to be class actions and seek damages in very large amounts. Regardless of whether the Company is named, the costs of litigation and future liabilities, if any, in these matters are or may be eligible PFAS costs under the MOU and Indemnification Losses under the Agreements.

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at June 30, 2024. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of June 30, 2024, the Company has liabilities of $39 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the interim results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At June 30, 2024, the Company had accrued obligations of $283 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations includes the following:

Environmental Accrued Obligations
In millions	June 30, 2024	December 31, 2023	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$46	$46	$99

Environmental remediation indemnification Related Liabilities:
Indemnifications related to Dow and Corteva [2]	86	101	180
MOU related obligations (discussed above) [3]	150	152	31
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$283	$300	$312
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of June 30, 2024.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Operating lease costs	$32	$29	$63	$58

Operating cash flows from operating leases were $60 million and $55 million for the six months ended June 30, 2024 and 2023, respectively.

New operating lease assets and liabilities entered into during the six months ended June 30, 2024 and 2023, were $26 million and $78 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets [1]	$449	$484
Current operating lease liabilities [2]	91	97
Noncurrent operating lease liabilities [3]	358	390
Total operating lease liabilities	$449	$487
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

Lease Term and Discount Rate for Operating Leases	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	8.2	8.5
Weighted average discount rate	3.64%	3.55%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2024	Operating Leases
In millions
Remainder of 2024	$57
2025	91
2026	70
2027	57
2028	44
2029 and thereafter	202
Total lease payments	$521
Less: Interest	72
Present value of lease liabilities	$449

The Company has leases in which it is the lessor. In connection with the 2021 sale of the N&B businesses and the M&M Divestitures, DuPont entered into leasing agreements with International Flavors & Fragrance Inc. (“IFF”) and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Condensed Consolidated Balance Sheets or interim Consolidated Statement of Operations. Lease agreements where the Company is the lessor have final expirations through 2036.

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

In the second quarter of 2024, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1.0 million additional shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $72 million. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $1 million and $9 million as a reduction to retained earnings for the three and six months ended June 30, 2024, respectively. The recorded excise tax is reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the interim Condensed Consolidated Balance Sheets as of June 30, 2024.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2024 and 2023:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive loss before reclassifications	(68)	(5)	(21)	(94)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	—	(5)
Net other comprehensive loss	$(68)	$(10)	$(21)	$(99)
Balance at June 30, 2023	$(1,036)	$50	$96	$(890)
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive (loss) income before reclassifications	(359)	(24)	21	(362)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net other comprehensive (loss) income	$(359)	$(26)	$21	$(364)
Balance at June 30, 2024	$(1,290)	$(81)	$97	$(1,274)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three or six months ended June 30, 2024 and 2023.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2023 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Service cost [1]	$6	$4	$15	$13
Interest cost [2]	22	25	42	49
Expected return on plan assets [3]	(24)	(24)	(50)	(47)
Amortization of prior service credit [4]	—	—	(1)	(1)
Amortization of unrecognized net loss [5]	—	(1)	—	(1)
Curtailment/settlement [6]	(1)	(1)	(1)	(2)
Net periodic benefit costs - Total	$3	$3	$5	$11
Less: Net periodic benefit credits - Discontinued operations	—	(2)	—	(4)
Net periodic benefit costs - Continuing operations	$3	$5	$5	$15
1.The service cost from continuing operations was $3 million and $11 million for the three and six months ended June 30, 2023, respectively, for significant plans.
2.The interest cost from continuing operations was $23 million and $46 million for the three and six months ended June 30, 2023, respectively, for significant plans.
3.The expected return on plan assets from continuing operations was $19 million and $38 million for the three and six months ended June 30, 2023, respectively, for significant plans.
4.The amortization of prior service credit from continuing operations was less than a million and $1 million for the three and six months ended June 30, 2023, respectively, for significant plans.
5.The amortization of unrecognized net gain for significant plans from continuing operations was $1 million for the three and six months ended June 30, 2023, respectively, for significant plans.
6.The curtailment and settlement gain from continuing operations was $1 million and $2 million for the three and six months ended June 30, 2023, respectively, for significant plans.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $29 million by year-end 2024.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2023 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 14 million shares of common stock are available for award as of June 30, 2024.

DuPont recognized share-based compensation expense in continuing operations of $20 million and $17 million for the three months ended June 30, 2024 and 2023, respectively and $44 million and $33 million for the six months ended June 30, 2024 and 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million for both the three months ended June 30, 2024 and 2023 and $9 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.

In the first quarter of 2024, the Company granted 0.8 million RSUs and 0.3 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $68.47 per RSU and $70.09 per PSU.

In the second quarter of 2024, the Company granted 0.1 million RSUs and 0.1 million performance based stock units PSUs. The weighted-average fair values per share associated with the grants were $81.19 per RSU and $88.90 per PSU.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2024 and December 31, 2023:

Fair Value of Financial Instruments	June 30, 2024				December 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$272	$—	$—	$272	$408	$—	$—	$408
Restricted cash equivalents [1]	6	—	—	6	411	—	—	411
Total cash and restricted cash equivalents	$278	$—	$—	$278	$819	$—	$—	$819
Long-term debt including debt due within one year [2]	$(7,168)	$36	$(154)	$(7,286)	$(7,859)	$70	$(206)	$(7,995)
Derivatives relating to:
Net investment hedge [3]	$—	$123	$—	$123	$—	$96	$—	$96
Foreign currency [4,5]	—	3	(8)	(5)	—	26	(23)	3
Interest rate swap agreements [6]	—	—	(120)	(120)	—	—	(59)	(59)
Total derivatives	$—	$126	$(128)	$(2)	$—	$122	$(82)	$40
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.At June 30, 2024, the balance included unamortized basis adjustment of $49 million related to the 2022 Swaps, discussed below. At December 31, 2023, the balance included a fair value hedging revaluation related to the 2022 Swaps of $59 million, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2024	December 31, 2023
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$—	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(126)	$(907)
Interest rate swap agreements [2]	$4,150	$—
1.Presented net of contracts bought and sold.
2.Includes notional amounts related to the 2022 Swaps and 2024 Swaps, described further below.

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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $4 million and a loss of $55 million for the three months ended June 30, 2024 and 2023, respectively. There was a loss of $24 million and $74 million for the six months ended June 30, 2024 and 2023, respectively.

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements ("2022 Swaps") with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company’s long-term debt due to interest rate change movements. These swaps converted $1 billion of the Company’s $1.65 billion principal amount of fixed rate notes due 2038 into floating rate debt for the portion of their terms through 2032 with an interest rate based on the Secured Overnight Financing Rate ("SOFR"). Under the terms of the agreements, the Company agrees to exchange, at specified intervals, fixed for floating interest amounts based on the agreed upon notional principal amount. The 2022 Swaps expire on November 15, 2032 and are carried at fair value.

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. Refer to Note 13 for additional details on the partial redemption of the 2038 Notes.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the fixed rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate also based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as hedges was a loss of $39 million for the three and six months ended June 30, 2024 and zero for the three and six months six months ended June 30, 2023.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	June 30, 2024	December 31, 2023
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$278	$364
Derivatives relating to: [2]
Net investment hedge	123	96
Foreign currency contracts [3]	6	37
Total assets at fair value	$407	$497
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	120	59
Foreign currency contracts [3]	11	34
Total liabilities at fair value	$131	$93
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. Restricted cash and cash equivalents" at June 30, 2024 and December 31, 2023 in the interim Condensed Consolidated Balance Sheets includes zero and $405 million, respectively, deposited within a qualified settlement fund consisting of treasury bills representing Level 1 fair value measurement investments, also held at amortized cost. "Restricted cash and cash equivalents" at December 31, 2023 in the interim Condensed Consolidated Balance Sheets also includes $50 million of money market funds, representing Level 1 fair value measurement investments, also held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $3 million and zero respectively, for both assets and liabilities as of June 30, 2024. The offsetting counterparty and cash collateral netting amounts were $11 million and zero, respectively, for assets and liabilities as of December 31, 2023.

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

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Three months ended June 30, 2024
Net sales	$1,508	$1,391	$272	$3,171
Operating EBITDA [1]	$419	$344	$35	$798
Equity in earnings of nonconsolidated affiliates	$13	$8	$2	$23
Three months ended June 30, 2023
Net sales	$1,312	$1,494	$288	$3,094
Operating EBITDA [1]	$349	$368	$21	$738
Equity in earnings of nonconsolidated affiliates	$3	$11	$—	$14
Six months ended June 30, 2024
Net sales	$2,873	$2,682	$547	$6,102
Operating EBITDA [2]	$793	$639	$48	$1,480
Equity in earnings (losses) of nonconsolidated affiliates	$23	$17	$(5)	$35
Six months ended June 30, 2023
Net sales	$2,608	$2,943	$561	$6,112
Operating EBITDA [2]	$711	$712	$29	$1,452
Equity in earnings of nonconsolidated affiliates	$8	$21	$—	$29
1.Corporate & Other includes activities of the Retained Businesses.
2.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended June 30, 2024 and 2023		Three Months Ended June 30,
In millions		2024	2023
Income from continuing operations, net of tax		$176	$269
+	Provision for income taxes on continuing operations	120	87
Income from continuing operations before income taxes		$296	$356
+	Depreciation and amortization	298	282
-	Interest income [1]	21	52
+	Interest expense	99	98
-	Non-operating pension/OPEB benefit credits (costs) [1]	3	(2)
-	Foreign exchange (losses) gains, net [1]	(4)	(28)
+	Future reimbursable indirect costs	—	2
-	Significant items charge	(125)	(22)
Operating EBITDA		$798	$738
1.Included in "Sundry income (expense) - net."

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Six Months Ended June 30, 2024 and 2023		Six Months Ended June 30,
In millions		2024	2023
Income from continuing operations, net of tax		$359	$542
+	Provision for income taxes on continuing operations	204	170
Income from continuing operations before income taxes		$563	$712
+	Depreciation and amortization	589	559
-	Interest income [1]	41	98
+	Interest expense	195	193
-	Non-operating pension/OPEB benefit credits (costs) [1]	10	(4)
-	Foreign exchange (losses) gains, net [1]	—	(48)
+	Future reimbursable indirect costs	—	4
-	Significant items charge	(184)	(30)
Operating EBITDA		$1,480	$1,452
1.Included in "Sundry income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$3	$(15)	$4	$(8)
Inventory write-offs [2]	—	1	—	1
Acquisition, integration and separation costs [3]	(3)	—	(2)	(5)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market loss [5]	—	—	(39)	(39)
Total	$—	$(14)	$(111)	$(125)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects an adjustment to raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the Water & Protection segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition and the Intended Business Separations.
4. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
5. Includes the mark to market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 19 for further details.

Significant Items by Segment for the Three Months Ended June 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(6)	$—	$—	$(6)
Restructuring and asset related charges - net [2]	(13)	1	(5)	(17)
Gain on divestiture [3]	—	1	—	1
Total	$(19)	$2	$(5)	$(22)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflected in "Sundry income (expense) - net."

Significant Items by Segment for the Six Months Ended June 30, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(5)	$(37)	$(5)	$(47)
Inventory write-offs [2]	—	(24)	—	(24)
Acquisition, integration and separation costs [3]	(6)	—	(2)	(8)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market loss [5]	—	—	(39)	(39)
Income tax items [6]	—	—	8	8
Total	$(11)	$(61)	$(112)	$(184)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the Water & Protection segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition and the Intended Business Separations.
4. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
5. Includes the mark to market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 19 for further details.
6. Reflects the impact of an international tax audit.

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
3. Reflected in "Sundry income (expense) - net."

NOTE 22 - SUBSEQUENT EVENTS
Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC and certain related real estate (together, "Donatelle Plastics"), for cash payments of approximately $313 million, net of cash acquired (the "Donatelle Plastics Acquisition"). Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Additional cash payments may be owed in connection with earn out arrangements. The parties have agreed to make adjustments as needed based on actual working capital, cash and debt acquired as well as certain expenses, among other items. Donatelle Plastics is being integrated into Industrial Solutions within the Electronics & Industrial segment.

The Company will apply the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” to the Donatelle Plastics Acquisition which requires that the Donatelle Plastics assets acquired and liabilities assumed, including earn out arrangements, be recognized on the Company’s balance sheet at their respective fair values as of the acquisition date. The Company expects to complete the preliminary purchase price allocation for the business combination during the third quarter of 2024. Due to the timing of the acquisition, as of the date of issuance of these interim Consolidated Financial Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Donatelle Plastics assets acquired and liabilities assumed.

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

As of June 30, 2024, the Company has $3.4 billion of working capital and approximately $1.5 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.
Intended Business Separations
On May 22, 2024, DuPont announced a plan to separate into three independent, publicly traded companies ("FutureCos") through the separations of DuPont’s Electronics and Water businesses ("Intended Business Separations"). DuPont expects to execute the proposed separations of Electronics and Water in a way that will be tax-free for DuPont shareholders for U.S. federal income tax purposes. Following completion of the Intended Business Separations, “new” DuPont would continue as a diversified industrial company. The Intended Business Separations are expected to be completed within 18 to 24 months from announcement and are subject to the satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinions from counsel, the filing and effectiveness of Form 10 registration statements with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

Mobility & Materials Divestitures
On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). The Delrin® Divestiture together with the divestiture of the majority of the historic Mobility & Materials segment (the "M&M Divestiture"), including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines, (collectively the "M&M Divestitures") represented a strategic shift that had a major impact on DuPont's operations and results.

The interim results of operations and the interim Consolidated Statements of Cash Flows for the six months ended June 30, 2023 present the financial results of the Delrin® Divestiture, as discontinued operations. The comprehensive income of the Delrin® Divestiture have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the Delrin® Divestiture. See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
The Company anticipates volume improvement throughout the remainder of the year driven by further electronics market recovery as well as reduced destocking impact in areas such as water, medical packaging and biopharma. The ultimate extent to which these markets will recover in 2024 is not known.

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

In the second quarter of 2024, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1.0 million additional shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $72 million. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

See Liquidity and Capital Resource below and Note 16 to the interim Consolidated Financial Statements for additional information.

Dividends
On June 27, 2024, the Board of Directors declared a third quarter 2024 dividend of $0.38 per share, payable on September 16, 2024, to shareholders of record on August 30, 2024.

On April 17, 2024, the Company announced that its Board of Directors declared a second quarter 2024 dividend of $0.38 per share which was paid on June 17, 2024, to shareholders of record on May 31, 2024.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net sales	$3,171	$3,094	$6,102	$6,112

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(2)%	(2)%	10%	9%	15%	(2)%	(2)%	5%	9%	10%
Water & Protection	(2)	(1)	(4)	—	(7)	(1)	(1)	(7)	—	(9)
Corporate & Other [1]	(1)	(1)	(4)	—	(6)	(2)	—	—	—	(2)
Total	(2)%	(2)%	2%	4%	2%	(1)%	(1)%	(2)%	4%	—%
U.S. & Canada	(1)%	—%	(1)%	10%	8%	(1)%	—%	(4)%	10%	5%
EMEA [2]	(2)	—	(5)	1	(6)	(2)	1	(6)	1	(6)
Asia Pacific	(3)	(3)	6	1	1	(2)	(2)	2	—	(2)
Latin America	(2)	—	7	6	11	—	—	(1)	5	4
Total	(2)%	(2)%	2%	4%	2%	(1)%	(1)%	(2)%	4%	—%
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2024 of $3.2 billion, up 2 percent from $3.1 billion for the three months ended June 30, 2023, due to a 4 percent increase related to portfolio actions and a 2 percent increase in volume partially offset by 2 percent declines in local price and product mix and unfavorable currency impacts. The increase in portfolio actions was attributable to the acquisition of Spectrum in August 2023. The volume increase in Electronics & Industrial (up 10 percent) was mostly offset by Water & Protection (down 4 percent) and Corporate & Other (down 4 percent). Currency was down 2 percent compared with the same period last year, driven by Asia Pacific (down 3 percent). Local price and product mix declined slightly across all regions.

Net sales for both the six months ended June 30, 2024 and 2023 were approximately $6.1 billion. The six months ended June 30, 2024 remained flat when compared to the six months ended June 30, 2023, due to a 4 percent increase related to portfolio actions offset by a 2 percent decrease in volume, and 1 percent declines in local price and product mix, and unfavorable currency impacts. The portfolio actions are related to the Spectrum Acquisition. The volume decrease in Water & Protection (down 7 percent) was partially offset by Electronics & Industrial (up 5 percent). The local price and product mix decrease was driven by 2 percent declines in Asia Pacific and EMEA. Currency was down 1 percent compared with the same period last year, driven by Asia Pacific (down 2 percent) slightly offset by EMEA (up 1 percent).

Cost of Sales
Cost of sales was $2.0 billion for both the three months ended June 30, 2024 and 2023. Cost of sales remained relatively flat for the three months ended June 30, 2024 primarily due to a decrease in cost of sales driven by lower logistics, raw material costs, and increased productivity offset by an increase in cost of sales related to the impact of the Spectrum Acquisition.

Cost of sales as a percentage of net sales for the three months ended June 30, 2024 was 63 percent compared with 66 percent for the three months ended June 30, 2023. The decrease as a percentage of sales for the three months ended June 30, 2024 as compared with the same period of the prior year was primarily due to lower logistics cost, raw material costs and increased productivity offset by the impact of the Spectrum Acquisition.

Cost of sales was $3.9 billion for the six months ended June 30, 2024, down slightly from $4.0 billion for the six months ended June 30, 2023. Cost of sales decreased for the six months ended June 30, 2024 primarily due to lower raw material, logistics and energy costs offset by the impact of the Spectrum Acquisition and raw material inventory write-offs in connection with the 2023-2024 Restructuring Program.

Cost of sales as a percentage of net sales for the six months ended June 30, 2024 was 64 percent compared with 66 percent for the six months ended June 30, 2023. The decrease as a percentage of sales for the six months ended June 30, 2024 compared to the prior period was primarily due to lower raw material costs offset by the impact of the Spectrum Acquisition.

Research and Development Expenses ("R&D")
R&D expenses totaled $134 million in the second quarter of 2024, up from $125 million in the second quarter of 2023. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended June 30, 2024 and 2023.

R&D expenses totaled $259 million in first six months of 2024, up from $252 million in the first six months of 2023. R&D as a percentage of net sales was consistent period over period at 4 percent for the six months ended June 30, 2024 and 2023.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $418 million in the second quarter of 2024, up from $358 million in the second quarter of 2023. SG&A as a percentage of net sales was relatively consistent period over period at 13 percent and 12 percent for the three months ended June 30, 2024 and 2023, respectively. For the first six months of 2024, SG&A expenses were $802 million up from $698 million in the first six months of 2023. SG&A as a percentage of net sales increased period over period at 13 percent and 11 percent for the six months ended June 30, 2024 and 2023, respectively. The increase for the three and six months ended June 30, 2024 as compared with the same periods of the prior year was primarily due to higher personnel-related expenses, an increase in legal expenses and incremental costs from the Spectrum Acquisition.

Amortization of Intangibles
Amortization of intangibles was $151 million in the second quarter of 2024, up from $146 million in the second quarter of 2023. In the first six months of 2024, amortization of intangibles was $300 million, up from $293 million in the same period of the prior year. The increase for the three and six months ended June 30, 2024 as compared with the same period of the prior year was primarily due to the amortization of the intangible assets acquired in the Spectrum Acquisition in the third quarter of 2023, partially offset by the absence of amortization in 2024 from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $8 million in the second quarter of 2024, down from $17 million charges in the second quarter of 2023. The activity in the second quarter of 2024 is primarily related to the 2023-2024 Restructuring Program, while the activity in the second quarter of 2023 is primarily related to the 2022 Restructuring Program.

In the first six months of 2024, restructuring and asset related charges - net were $47 million up from $31 million charges in the same period last year. The activity in the first six months of 2024 is primarily related to the 2023-2024 Restructuring Program, while the activity in the first six months of 2023 is primarily related to the 2022 Restructuring Program.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $5 million and $6 million for the three months ended June 30, 2024 and 2023, respectively. In the first six months of 2024, acquisition, integration and separation costs were $8 million, up from $6 million in the same period of the prior year. For the three and six months ended June 30, 2024, these costs were primarily associated with the Spectrum Acquisition while the three and six months ended June 30, 2023 were associated with the execution of activities related to strategic initiatives, including the Spectrum Acquisition.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $23 million in the second quarter of 2024, up from $14 million in the second quarter of 2023. In the first six months of 2024, the Company's share of the earnings of nonconsolidated affiliates was $35 million, up from $29 million in the first six months of 2023. The increase in 2024 is due to higher earnings in the underlying nonconsolidated affiliates.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments and certain litigation matters. Sundry income (expense) - net in the second quarter of 2024 was $87 million of expense compared with $28 million of income in the second quarter of 2023. Interest income was $21 million and $52 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in interest income period over period is due to the decreased cash balance in 2024. The three months ended June 30, 2024, included a $74 million loss on debt extinguishment and $39 million loss of interest rate swap mark-to-market adjustments. The three months ended June 30, 2024 included a $4 million net foreign exchange loss while the three months ended June 30, 2023 included a $28 million net foreign exchange loss.

In the first six months of 2024, sundry income (expense) - net was an expense of $49 million compared with income of $57 million in the first six months of 2023. The first six months of 2024 included a $74 million loss on debt extinguishment and $39 million loss of interest rate swap mark-to-market adjustments, partially offset by interest income of $41 million. The first six months of 2023 included interest income of $98 million, partially offset by foreign currency exchange losses of $48 million.

Interest Expense
Interest expense was consistent at $99 million and $98 million for the three months ended June 30, 2024 and 2023, respectively, and $195 million and $193 million for the six months ended June 30, 2024 and 2023, respectively.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the second quarter of 2024 was 40.5 percent, compared with an effective tax rate of 24.4 percent for the second quarter of 2023. For the first six months of 2024, the effective tax rate on continuing operations was 36.2 percent, compared with 23.9 percent for the first six months of 2023. The higher effective tax rates in 2024 were driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including an international statutory tax settlement for which the Company is partially indemnified.

SEGMENT RESULTS
The revenues and certain expenses of the Delrin® Divestiture are classified as discontinued operations for the three and six months ended June 30, 2024. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") were not included in the scope of the M&M Divestitures and are included in Corporate & Other.

Historical Delrin® costs that were classified as discontinued operations in prior years included only direct operating expenses incurred by Delrin® prior to the November 1, 2023 divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Delrin® Business, did not meet the criteria for discontinued operations and were reported within continuing operations in the respective prior years. A portion of these historical indirect costs included costs related to activities the Company is undertaking on behalf of Delrin®, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum is part of Industrial Solutions within the Electronics & Industrial segment.

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

Electronics & Industrial	Three Months Ended		Six Months Ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$1,508	$1,312	$2,873	$2,608
Operating EBITDA	$419	$349	$793	$711
Equity in earnings of nonconsolidated affiliates	$13	$3	$23	$8

Electronics & Industrial	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2024	June 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	(2)%
Currency	(2)	(2)
Volume	10	5
Portfolio & other	9	9
Total	15%	10%
Electronics & Industrial net sales were $1,508 million for the three months ended June 30, 2024, up 15 percent from $1,312 million for the three months ended June 30, 2023. Net sales increased due to a 10 percent increase in sales volume and a 9 percent increase in portfolio actions partially offset by a 2 percent decline in local price and product mix and a 2 percent unfavorable currency impact. Volume growth in Semiconductor Technologies and Interconnect Solutions was partially offset by declines in Industrial Solutions. Within Semiconductor Technologies, volume gains were driven by continued semiconductor demand recovery, including demand growth in artificial intelligence ("AI") driven technology, as well as higher volume in OLED materials led by new product launches. Broad based volume growth in Interconnect Solutions driven by consumer electronics recovery was partially offset by local price and product mix declines. Volume declines in Industrial Solutions were driven by ongoing channel inventory destocking for Kalrez® and biopharma markets. The portfolio impact reflects the August 2023 acquisition of Spectrum. The unfavorable currency impact is primarily driven by the Japanese yen.

Operating EBITDA was $419 million for the three months ended June 30, 2024, up 20 percent compared with $349 million for the three months ended June 30, 2023, primarily due to volume growth and the impact of increased production rates in Semiconductor Technologies and Interconnect Solutions, the earnings contribution from the Spectrum acquisition partially offset by higher selling and administrative costs.

Electronics & Industrial net sales were $2,873 million for the six months ended June 30, 2024, up 10 percent from $2,608 million for the six months ended June 30, 2023. Net sales increased due to a 9 percent increase in portfolio actions and a 5 percent increase in sales volume partially offset by a 2 percent decline in local price and product mix and a 2 percent unfavorable currency impact. The portfolio impact reflects the August 2023 acquisition of Spectrum. Volume growth in Semiconductor Technologies and Interconnect Solutions was partially offset by declines in Industrial Solutions. Within Semiconductor Technologies, volume gains were driven by continued semiconductor demand recovery, including demand growth in AI driven technology, as well as higher volume in OLED materials. Broad based volume growth in Interconnect Solutions driven by consumer electronics market recovery was partially offset by local price and product mix declines, including the impact of lower pass-through metals. Volume declines in Industrial Solutions were related to channel inventory destocking, primarily for Kalrez® and biopharma markets. The unfavorable currency impact is primarily driven by the Japanese yen.

Operating EBITDA was $793 million for the six months ended June 30, 2024, up 12 percent compared with $711 million for the six months ended June 30, 2023, primarily due the earnings contribution from the Spectrum acquisition, volume growth, the impact of increased production rates in Semiconductor Technologies and Interconnect Solutions and higher equity earnings partially offset by higher selling and administrative costs.

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

Water & Protection	Three Months Ended		Six Months Ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$1,391	$1,494	$2,682	$2,943
Operating EBITDA	$344	$368	$639	$712
Equity in earnings of nonconsolidated affiliates	$8	$11	$17	$21

Water & Protection	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2024	June 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	(1)%
Currency	(1)	(1)
Volume	(4)	(7)
Portfolio & other	—	—
Total	(7)%	(9)%

Water & Protection net sales were $1,391 million for the three months ended June 30, 2024, down 7 percent from $1,494 million for the three months ended June 30, 2023. The net sales decreased due to a 4 percent decline in volume, a 2 percent decline related to local price and product mix and a 1 percent unfavorable currency impact. Within Safety Solutions, volume declines were mainly due to channel inventory destocking, primarily in medical packaging products, along with lower local price and product mix. Water Solutions volume declines were primarily due to distributor inventory destocking in China. Shelter Solutions had continued demand improvement in construction markets. The unfavorable currency impact is primarily driven by the Chinese yuan, Japanese yen and the Euro.

Operating EBITDA was $344 million for the three months ended June 30, 2024, down 7 percent compared with $368 million for the three months ended June 30, 2023, primarily driven by decreased sales volumes and higher variable compensation partially offset by the impact of lower product costs and savings from restructuring actions.

Water & Protection net sales were $2,682 million for the six months ended June 30, 2024, down 9 percent from $2,943 million for the six months ended June 30, 2023. Net sales decreased due to a 7 percent decline in volume, a 1 percent decline related to local price and product mix and a 1 percent unfavorable currency impact. Within Safety Solutions, volume declines were mainly due to channel inventory destocking, primarily in medical packaging products within healthcare markets, along with lower local price and product mix. Water Solutions volume declines were primarily due to distributor inventory destocking and weaker industrial demand in China. Shelter Solutions sales were relatively flat. The unfavorable currency impact is primarily driven by the Chinese yuan, Japanese yen partially offset by the Euro.

Operating EBITDA was $639 million for the six months ended June 30, 2024, down 10 percent from $712 million the six months ended June 30, 2023, driven by decreased sales volumes and higher variable compensation partially offset by the impact of lower product costs.

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

Corporate & Other	Three Months Ended		Six Months Ended
In millions	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$272	$288	$547	$561
Operating EBITDA	$35	$21	$48	$29
Equity in earnings (losses) of nonconsolidated affiliates	$2	$—	$(5)	$—

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2023 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2024.

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

In millions	June 30, 2024	December 31, 2023
Cash, cash equivalents	$1,503	$2,392
Total debt	$7,168	$7,800

The Company's cash, cash equivalents at June 30, 2024 and December 31, 2023 were $1.5 billion and $2.4 billion, respectively, of which approximately $1.1 billion at June 30, 2024 and $1.3 billion at December 31, 2023 were held by subsidiaries in foreign countries, including United States territories. The change in the balance in cash and cash equivalents held by subsidiaries in foreign countries is due to cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash, cash equivalents.

Total debt at June 30, 2024 and December 31, 2023 was $7,168 million and $7,800 million, respectively. The decrease in total debt reflects the partial redemption of $650 million senior notes due 2038 discussed below.

As of June 30, 2024, the Company is contractually obligated to make future cash payments of $7.3 billion and $4.2 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, no payments will be due in the next twelve months. Related to interest, $359 million will be due in the next twelve months, and the remainder will be due subsequent to June 30, 2025. The majority of interest obligations will be due in 2029 or later.

Capital Structure Actions
DuPont, with its advisors, is evaluating considerations related to the design of the capital structures of the three FutureCos. These considerations include the impact of executing the separations in accordance with the announced plan on the Company’s existing indebtedness, including the Company’s senior notes. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 notes, in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, the Company incurred a loss of approximately $74 million, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the 2022 Swaps associated with this borrowing. See Note 19 for further detail on the 2022 Swaps.

DuPont expects to repay, redeem, repurchase, or exchange some or all of its other senior notes, which could include redemptions, tender offers, open market purchases, privately negotiated transactions, or other transactions or a combination of any of them, which will be on pricing terms that are determined at the time of any such transaction. Such transactions will depend on liquidity considerations, contractual and legal restrictions, prevailing market conditions and other factors.

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility will be used for general corporate purposes. Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the six month period ended June 30, 2024.

Water District Settlement Agreement
In 2023, the Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The judgment became final in April 2024, therefore $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within cash flows from discontinued operations during the six month period ended June 30, 2024. See Note 14 to the interim Consolidated Financial Statement for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At July 26, 2024, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Watch Negative
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Watch Negative

In the second quarter of 2024, Standard & Poor’s and Fitch Ratings placed the Company on credit watch negative and Moody’s Investors Service placed the Company on outlook negative following the Company’s announcement to separate into FutureCos.

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The $1B 364-Day Revolving Credit Facility contains a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2024, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2024	June 30, 2023
Cash provided by (used for) from continuing operations:
Operating activities	$1,020	$805
Investing activities	$(302)	$951
Financing activities	$(1,531)	$(377)
Cash used in discontinued operations	$(439)	$(126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(42)	$(29)

Cash Flows from Operating Activities - Continuing Operations
In the first six months of 2024, cash provided by operating activities of continuing operations was $1,020 million, compared with $805 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily from release of cash from other assets and liabilities, net, partially offset by lower net income.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	June 30, 2024	December 31, 2023
In millions (except ratio)
Current assets	$6,163	$7,514
Current liabilities	2,786	3,098
Net working capital	$3,377	$4,416
Current ratio	2.21:1	2.43:1

Cash Flows from Investing Activities - Continuing Operations
In the first six months of 2024, cash used for investing activities of continuing operations was $302 million, compared with cash provided by investing activities of $951 million in the first six months of 2023. The increase in cash used for investing activities of continuing operations is primarily attributable to the absence of proceeds from sales and maturity of investments partially offset by reduction in capital expenditures and purchases of investments.

Cash Flows from Financing Activities - Continuing Operations
In the first six months of 2024, cash used for financing activities of continuing operations was $1,531 million compared with $377 million in the same period last year. The increase in cash used for financing activities of continuing operations is primarily attributable to the Q1 2024 ASR Transaction and the partial redemption of the 2038 notes.

Cash Flows from Discontinued Operations
In the first six months of 2024, cash used from discontinued operations was $439 million compared with $126 million in the same period last year. The cash used from discontinued operations primarily includes $408 million related to the Water District Settlement Fund that was removed from Restricted cash and cash equivalents in the second quarter 2024 upon final judgment, along with other MOU activity and transaction costs. Refer to Notes 4 and 14 to the interim Consolidated Financial Statements for additional information. For the six months ended June 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® and transaction costs from the M&M Divestiture as discontinued operations.

Dividends
On February 5, 2024, the Board of Directors declared a first quarter 2024 dividend of $0.38 per share, paid on March 15, 2024, to shareholders of record on February 29, 2024.

On April 17, 2024, the Board of Directors declared a second quarter 2024 dividend of $0.38 per share, paid on June 17, 2024, to shareholders of record on May 31, 2024.

On June 27, 2024, the Company announced that its Board declared a third quarter dividend of $0.38 per share payable on September 16, 2024, to shareholders of record on August 30, 2024.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three intended financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and were recorded as a reduction of retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

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

In the second quarter 2024, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1.0 million additional shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $72 million. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $29 million by year-end 2024 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $155 million inception-to-date, consisting of severance and related benefit costs of $99 million and asset related charges of $56 million. At June 30, 2024, total liabilities related to the 2023-2024 Restructuring Program were $60 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the interim Consolidated Balance Sheets. Raw material inventory write-offs for plant line closures within the Water & Protection segment in connection with the 2023-2024 Restructuring Program were $24 million in "Cost of Sales" within the interim Consolidated Statements of Operations. The Company expects the program to be substantially complete by the end of 2024. See Note 6 and 21 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

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

As of June 30, 2024, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“DEQ”), the Company (originally through EIDP), and Denka began discussions, which continue between Denka, EPA, DOJ, DEQ and DuPont in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair.

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

ITEM 1A. RISK FACTORS
Other than the risk factors set forth below, there have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The factors described below represent the Company's principal risks related to the Intended Business Separations.

DuPont may be unable to achieve all the benefits that it expects to achieve from the Intended Business Separations, if the Intended Business Separations are effected at all.
The success of the Intended Business Separations ultimately depends on, among other things, DuPont's ability to internally separate the Electronics and Water businesses in a manner that facilitates the Intended Business Separations on a U.S. federal income tax-free basis and enables the future Electronics and Water companies as well as “new” DuPont, as an industrials-focused company, (the “FutureCos” and each, a “FutureCo”), to benefit from increased focus and agility in their respective industries.

DuPont, and each of its businesses, has and continues to benefit from efficiencies through the optimization of its global footprint, leveraging of corporate, procurement and functional services and costs across all of its businesses. While the Intended Business Separations are expected to create dis-synergies, the intent is to stand the FutureCos in a way that is favorably competitive for each FutureCo’s respective industry.

The separation and distribution transactions necessary to effectuate the Intended Business Separations will be complex, costly and time-consuming, and are subject to difficulties, uncertainties and unanticipated risks, each of which may diminish the benefits the Company expects to realize from the Intended Business Separations. These include, but are not limited to:

•delays, both generally and as a result of failure to satisfy all of the required conditions to the Intended Business Separations;
•unanticipated developments or changes, including changes in law, macroeconomic environment, market conditions or regulatory or political conditions;
•difficulties in optimizing the Intended Business Separations in an efficient and effective manner to achieve business opportunities and growth prospects;
•costs or inefficiencies associated with dis-synergies related to the Intended Business Separations, including due to increased borrowing costs;
•the diversion of management’s attention from ongoing business concerns and performance shortfalls at the Company as result of the devotion of management’s attention to the Intended Business Separations;
•the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the Intended Business Separations;
•unanticipated issues in creating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;
•impact on relationships with employees, suppliers, customers, distributors, licensors and other stakeholders;
•tax costs or inefficiencies associated with creating the operations of the Intended Business Separations; and
•potential negative reactions from the financial markets if the Company fails to complete the Intended Business Separations, as currently expected, within the anticipated time frame or at all.

If the Intended Business Separations are completed, each of the FutureCos will incur ongoing costs of operating as independent companies that will no longer be shared, and each of the FutureCos will be smaller, less diversified companies with more limited businesses concentrated in their respective industries than DuPont is today. As a result, the FutureCos may be more vulnerable to changing market conditions, be subject to costs that exceed the Company’s estimates and the Intended Business Separations may result in existing shareholders divesting the stock of the FutureCos where investment strategies no longer align, which may affect the market price of the respective FutureCos’ common stock following the consummation of the Intended Business Separations. Each of these risks may diminish the benefits the Company expects to realize from the Intended Business Separation. Further, if the Intended Business Separations are ultimately not consummated, the anticipated benefits, operational efficiencies, business opportunities and growth prospects may not be realized fully or at all, or may take longer to realize than expected, and the value of common stock, the revenues, levels of expenses and results of operations of the Company and the FutureCos may be adversely affected. In addition, the Company will have incurred costs (which may be significant) without realizing the benefits of such transaction.

The Intended Separation Transactions may adversely impact DuPont’s ability to access the capital markets and its cost of capital.
The Intended Business Separations may have the effect of, among other things:
•requiring the Company to dedicate significant cash flow to the Company’s debt, including, without limitation, the payment of principal and interest, payment of costs associated with the refinance, repayment, redemption, repurchase or exchange of the Company’s outstanding debt, and payment of costs associated with the Intended Business Separations, which will reduce funds the Company has available for other purposes;
•exposing the Company to interest rate risk at the time of refinancing outstanding debt or on the portion of the Company’s debt obligations that are issued at variable rates;
•increasing the borrowing costs associated with the re-allocation or taking on of new debt; and
•although the Company expects to maintain investment grade ratings, resulting in downgrades of the Company’s credit ratings leading to increased borrowing costs to the Company.

DuPont’s primary sources of liquidity to finance operations, including stock repurchases and dividends on its common stock, is cash generated by its businesses and access to the debt capital markets. Further, DuPont expects to repay, redeem, repurchase or exchange all of its senior notes, of which there are about $7.1 billion aggregate principal amount outstanding, with maturities in 2025, 2028, 2038 and 2048. If the Company’s ability to continue to raise money in the debt capital markets is impaired, or if there is a significant increase in the cost of debt, there may be a significant negative effect on the Company’s liquidity. If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, it could restrict the Company’s current operations, activities under its current and future stock buyback programs, and the Company’s growth opportunities, which could adversely affect the Company’s operating results.

If either distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then DuPont could be subject to significant tax liability.
It is expected that DuPont will receive a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP, its tax counsel, as a condition to each distribution, in form and substance acceptable to DuPont, substantially to the effect that, among other things, each such distribution along with certain related transactions will qualify for non-recognition treatment under the Internal Revenue Code of 1986, as amended (the “Code,” and such opinion, the “Tax Opinion”). The Tax Opinion is expected to rely on certain facts, assumptions, and undertakings, and certain representations from DuPont and the FutureCos, regarding the past and future conduct of each of the three businesses and other matters. Notwithstanding the receipt of the Tax Opinion, the Internal Revenue Service (the “IRS”) could determine on audit that either, or both, of the distributions and/or certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinion. If the distributions and/or certain related transactions fail to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law, it is expected that DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

Generally, corporate taxes resulting from the failure of a distribution to qualify for tax-free treatment for U.S. federal income tax purposes would be imposed on DuPont. Under a tax matters agreement expected to be entered into between DuPont and the FutureCos, the responsibility for such taxes may be allocated to the FutureCos under certain circumstances and each FutureCo may be obligated to indemnify DuPont against any such taxes imposed on it. To the extent that DuPont is responsible for any liability as a result of the failure of either distribution and/or certain related transactions to qualify for non-recognition treatment for U.S. federal income tax purposes, there could be a material adverse impact on DuPont’s business, financial condition, results of operations and cash flows in reporting periods following the Intended Business Separations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”).

The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$1B Share Buyback Program
April [1]	986,790	$71.96	986,790	$500
May	—	—	—	500
June	—	$—	—	500
Second Quarter 2024	986,790	$71.96	986,790	$500
1. In February 2024, DuPont entered into accelerated share repurchase agreements (the "Q1 24 ASR Transaction") with a financial institution to repurchase an aggregate of $500 million of common stock, under the $1B Share Buyback Program. On April 26, 2024, the Q1 2024 ASR Transaction was completed and the remaining 1.0 million shares were received and retired for a total of 6.9 million shares based on the volume-weighted average stock price for DuPont common stock during the terms of the Q1 24 ASR Transaction, less an agreed upon discount. See Note 16 to the interim Consolidated Financial Statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: July 31, 2024

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware