Form 10-Q
period 2024-09-30
DuPont de Nemours, Inc.
filed 2024-11-05
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 417,955,411 shares of common stock, $0.01 par value, outstanding at November 1, 2024.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2024

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
On May 22, 2024, DuPont announced a plan to separate the company into three distinct, publicly traded companies, ("Intended Business Separations"). Under the plan, DuPont would execute the proposed separations of its Electronics and Water businesses in a tax-free manner to its shareholders leaving DuPont to continue as a diversified industrial company following completion of the separations. DuPont expects to complete the separations within 18 to 24 months of the announcement date. The separation transactions will not require a shareholder vote and are subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the filing and effectiveness of Form 10 registration statements with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing. Please refer to the announcement and presentation materials from May 22, 2024, posted to the Investor section of www.dupont.com, for more information.

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

On November 1, 2023, DuPont completed the divestiture of the Delrin® acetal homopolymer (H-POM) business to TJC LP, (the “Delrin® Divestiture”). The results of operations for the three months and nine months ended September 30, 2023, present the financial results of the Delrin® Divestiture as discontinued operations. Unless otherwise indicated, the discussion of results, including the financial measures further discussed below, refers only to DuPont's Continuing Operations and does not include discussion of balances or activity of the Delrin® Divestiture.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2024	2023	2024	2023
Net sales	$3,192	$3,058	$9,294	$9,170
Cost of sales	1,998	1,954	5,912	5,967
Research and development expenses	134	128	393	380
Selling, general and administrative expenses	387	360	1,189	1,058
Amortization of intangibles	149	155	449	448
Restructuring and asset related charges - net	21	8	68	39
Acquisition, integration and separation costs	43	9	51	15
Equity in earnings of nonconsolidated affiliates	14	11	49	40
Sundry income (expense) - net	199	55	150	112
Interest expense	87	102	282	295
Income from continuing operations before income taxes	$586	$408	$1,149	$1,120
Provision for income taxes on continuing operations	106	117	310	287
Income from continuing operations, net of tax	$480	$291	$839	$833
(Loss) income from discontinued operations, net of tax	(18)	37	5	(357)
Net income	$462	$328	$844	$476
Net income attributable to noncontrolling interests	8	9	23	31
Net income available for DuPont common stockholders	$454	$319	$821	$445

Per common share data:
Earnings per common share from continuing operations - basic	$1.13	$0.62	$1.95	$1.76
(Loss) earnings per common share from discontinued operations - basic	(0.04)	0.08	0.01	(0.78)
Earnings per common share - basic	$1.09	$0.71	$1.96	$0.97
Earnings per common share from continuing operations - diluted	$1.13	$0.62	$1.94	$1.75
(Loss) earnings per common share from discontinued operations - diluted	(0.04)	0.08	0.01	(0.78)
Earnings per common share - diluted	$1.08	$0.70	$1.95	$0.97

Weighted-average common shares outstanding - basic	417.9	451.7	419.5	456.5
Weighted-average common shares outstanding - diluted	419.5	453.4	420.8	457.8
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2024	2023	2024	2023
Net income	$462	$328	$844	$476
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	431	(268)	59	(345)
Pension and other post-employment benefit plans	(16)	(3)	(42)	(13)
Derivative instruments	(21)	9	—	(12)
Total other comprehensive income (loss)	$394	$(262)	$17	$(370)
Comprehensive income	$856	$66	$861	$106
Comprehensive income attributable to noncontrolling interests, net of tax	20	5	22	18
Comprehensive income attributable to DuPont	$836	$61	$839	$88
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,645	$2,392
Restricted cash and cash equivalents	6	411
Accounts and notes receivable - net	2,363	2,370
Inventories	2,237	2,147
Prepaid and other current assets	188	194
Total current assets	$6,439	$7,514
Property, plant and equipment - net of accumulated depreciation (September 30, 2024 - $5,169; December 31, 2023 - $4,841)	5,784	5,884
Other Assets
Goodwill	16,868	16,720
Other intangible assets	5,579	5,814
Restricted cash and cash equivalents - noncurrent	35	—
Investments and noncurrent receivables	1,120	1,071
Deferred income tax assets	287	312
Deferred charges and other assets	1,349	1,237
Total other assets	$25,238	$25,154
Total Assets	$37,461	$38,552
Liabilities and Equity
Current Liabilities
Accounts payable	1,702	1,675
Income taxes payable	138	154
Accrued and other current liabilities	985	1,269
Total current liabilities	$2,825	$3,098
Long-Term Debt	7,170	7,800
Other Noncurrent Liabilities
Deferred income tax liabilities	1,027	1,130
Pension and other post-employment benefits - noncurrent	560	565
Other noncurrent obligations	1,222	1,234
Total other noncurrent liabilities	$2,809	$2,929
Total Liabilities	$12,804	$13,827
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2024: 417,891,872 shares; 2023: 430,110,140 shares)	4	4
Additional paid-in capital	48,059	48,059
Accumulated deficit	(22,959)	(22,874)
Accumulated other comprehensive loss	(892)	(910)
Total DuPont stockholders' equity	$24,212	$24,279
Noncontrolling interests	445	446
Total equity	$24,657	$24,725
Total Liabilities and Equity	$37,461	$38,552
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2024	2023
Operating Activities
Net income	$844	$476
Income (loss) from discontinued operations	5	(357)
Net income from continuing operations	$839	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	895	853
Credit for deferred income tax and other tax related items	(87)	(40)
Earnings of nonconsolidated affiliates in excess of dividends received	(31)	(13)
Net periodic pension benefit costs	7	23
Periodic benefit plan contributions	(50)	(49)
Net gain on sales of assets, businesses and investments	(5)	(8)
Restructuring and asset related charges - net	68	39
Loss on debt extinguishment	74	—
Interest rate swap gain	(152)	—
Other net loss	67	72
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(173)	100
Inventories	(69)	57
Accounts payable	112	(191)
Other assets and liabilities, net	262	(131)
Cash provided by operating activities - continuing operations	$1,757	$1,545
Investing Activities
Capital expenditures	(418)	(474)
Proceeds and adjustments to proceeds from sales of property and businesses, net of cash divested	(7)	16
Acquisitions of property and businesses, net of cash acquired	(320)	(1,761)
Purchases of investments	—	(32)
Proceeds from sales and maturities of investments	—	1,334
Other investing activities, net	20	(2)
Cash used for investing activities - continuing operations	$(725)	$(919)
Financing Activities
Changes in short-term borrowings	—	175
Payments on long-term debt	(687)	—
Purchases of common stock and forward contracts	(500)	(2,000)
Proceeds from issuance of Company stock	43	22
Employee taxes paid for share-based payment arrangements	(26)	(25)
Distributions to noncontrolling interests	(24)	(34)
Dividends paid to stockholders	(476)	(495)
Other financing activities, net	(1)	(2)
Cash used for financing activities - continuing operations	$(1,671)	$(2,359)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(469)	(176)
Cash used for investing activities - discontinued operations	—	(60)
Cash used in discontinued operations	$(469)	$(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(56)
Decrease in cash, cash equivalents and restricted cash	$(1,117)	$(2,025)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,803	3,772
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,803	$3,772
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,686	1,747
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$1,686	$1,747
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2024 and 2023

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2023	$5	$47,946	$(20,938)	$(890)	$—	$430	$26,553
Net income	—	—	319	—	—	9	328
Other comprehensive loss	—	—	—	(258)	—	(4)	(262)
Common stock issued/sold	—	10	—	—	—	—	10
Stock-based compensation	—	22	—	—	—	—	22
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchase of treasury stock	—	—	(22)	—	—	—	(22)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchases	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(1)	(1)	—	—	—	(2)
Balance at September 30, 2023	$4	$48,190	$(22,854)	$(1,148)	$—	$435	$24,627

Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764
Net income	—	—	454	—	—	8	462
Other comprehensive income	—	—	—	382	—	12	394
Common stock issued/sold	—	25	—	—	—	—	25
Stock-based compensation	—	16	—	—	—	—	16
Distributions to non-controlling interests	—	—	—	—	—	(4)	(4)
Other	—	(1)	1	—	—	—	—
Balance at September 30, 2024	$4	$48,059	$(22,959)	$(892)	$—	$445	$24,657
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2024 and 2023

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	445	—	—	31	476
Other comprehensive loss	—	—	—	(357)	—	(13)	(370)
Dividends ($1.08 per common share)	—	(495)	—	—	—	—	(495)
Common stock issued/sold	—	22	—	—	—	—	22
Stock-based compensation	—	32	—	—	—	—	32
Distributions to non-controlling interests	—	—	—	—	—	(34)	(34)
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchases of treasury stock	—	—	(22)	—	—	—	$(22)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	$(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	$—
Other	—	(2)	—	—	—	3	1
Balance at September 30, 2023	$4	$48,190	$(22,854)	$(1,148)	$—	$435	$24,627

Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	821	—	—	23	844
Other comprehensive income (loss)	—	—	—	18	—	(1)	17
Dividends ($1.14 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	43	—	—	—	—	43
Stock-based compensation	—	36	—	—	—	—	36
Distributions to non-controlling interests	—	—	—	—	—	(24)	(24)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(9)	—	—	—	(9)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	—
Other	—	(1)	1	—	—	1	1
Balance at September 30, 2024	$4	$48,059	$(22,959)	$(892)	$—	$445	$24,657
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

The interim Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, present the financial results and cash flows of Delrin® as discontinued operations. The comprehensive income of Delrin® has not been segregated and is included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of the Delrin® Divestiture.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provide additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The disclosures around rollforward information will be implemented as required for the Annual Report on Form 10-K for the year-ended December 31, 2024. See Note 13 for more information.

Accounting Guidance Issued But Not Adopted at September 30, 2024
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

NOTE 3 - ACQUISITIONS
Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC and certain related real estate (together, "Donatelle Plastics"), for a net purchase price of $365 million (the "Donatelle Plastics Acquisition") which includes the estimated fair value for a contingent earn-out liability of $40 million, further discussed below. The parties have agreed to make adjustments as needed based on actual working capital, cash and certain expenses, among other items. Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle Plastics is being integrated into Industrial Solutions within the Electronics & Industrial segment.

The purchase accounting and purchase price allocation for Donatelle Plastics are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities assumed, including income tax related amounts and working capital settlements, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition.

The provisional fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total assets of $268 million and total liabilities of $17 million. The goodwill acquired as part of the Donatelle Plastics Acquisition was $114 million resulting in total consideration of $365 million. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory. Final determination of the fair values may result in further adjustments to these values.

The significant fair value estimates included in the provisional allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives primarily include provisional customer relationships of $151 million and developed technology of $47 million. Customer relationships and developed technology have useful lives of 20 years and 15 years, respectively. The customer-related intangible assets' estimated fair value was determined using the multi-period excess earnings method while the developed technology fair values were determined utilizing the relief from royalty method.

Goodwill
The excess of the consideration for Donatelle Plastics over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $114 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is primarily attributable to the optimization of the combined Electronics & Industrial segment and Donatelle Plastics businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Donatelle Plastics goodwill will be deductible for U.S. tax purposes.

Contingent Earn-out Liability
The purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was measured using a Monte Carlo simulation and the primary assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs, considered to be Level 3 measurements under the fair value hierarchy. The fair value of the contingent earn-out liability at the acquisition date was $40 million.

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair value of the contingent earn-out liability will be recognized in "Sundry income (expense), net" in the interim Consolidated Statements of Operations. As of September 30, 2024, the fair value of the contingent earn-out liability was $40 million, reflected in “Other noncurrent obligations” on the interim Condensed Consolidated Balance Sheets.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Donatelle Plastics was not considered a material business combination for purposes of disclosing either the earnings of Donatelle Plastics since the date of acquisition or supplemental pro forma information.

Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,781 million, including a net upward adjustment of approximately $32 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on interim Consolidated Balance Sheets at their fair values as of the acquisition date.

The purchase accounting and purchase price allocation for Spectrum are complete as of September 30, 2024. In the third quarter 2024, the Company finalized the working capital settlements for an immaterial amount which impacted the residual goodwill recorded. The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase allocation is considered final. The following table presents the valuation of certain acquired assets and liabilities assumed:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023	Estimated fair value
(In millions)
Fair value of assets acquired
Cash and cash equivalents	$31
Accounts and notes receivable	68
Inventories	52
Property, plant and equipment	125
Other intangible assets	916
Deferred charges and other assets	34
Total Assets Acquired	$1,226
Fair value of liabilities assumed
Accounts payable	$21
Income taxes payable	17
Deferred income tax liabilities	177
Other noncurrent liabilities	44
Total Liabilities Assumed	$259
Goodwill	814
Total Consideration	$1,781

The significant fair value estimates included in the allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives include acquired customer-related intangible assets of $772 million, developed technology of $126 million and trademark/tradename of $18 million. Acquired customer-related intangible assets, developed technology, and trademark/tradename have useful lives of 20 years, 15 years and 5 years, respectively. The customer-related intangible assets' fair value was determined using the multi-period excess earnings method while the developed technology and trademark/tradename fair values were determined utilizing the relief from royalty method.

Goodwill
The excess of the consideration for Spectrum over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $814 million of goodwill, which has been assigned to the Electronics & Industrial segment. Goodwill is primarily attributable to the optimization of the combined Electronics & Industrial segment and Spectrum businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Spectrum goodwill will not be deductible for U.S. tax purposes.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $43 million and $9 million in costs for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded costs of $51 million and $15 million, respectively. For the three and nine months ended September 30, 2024, these costs were primarily associated with the Intended Business Separations. Comparatively, for the three and nine months ended September 30, 2023, these costs were primarily associated with the Spectrum Acquisition. See Note 4 for more information regarding cost related to the Delrin® Divestiture.

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

The interim results of operations for the three and nine months ended September 30, 2023, represent the Delrin® business unless otherwise indicated. The following table summarizes the interim results of operations of the Delrin® Divestiture which are presented as discontinued operations as summarized below:

In millions	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net sales	$133	$422
Cost of sales	93	269
Research and development expenses	1	3
Selling, general and administrative expenses	—	1
Acquisition, integration and separation costs [1]	40	140
Sundry income (expense) - net	3	8
Income from discontinued operations before income taxes	$2	$17
Benefit from income taxes on discontinued operations	(14)	(7)
Income from discontinued operations, net of tax	$16	$24
Gain on sale, net of tax [2]	$33	$55
Income from discontinued operations attributable to DuPont stockholders, net of tax	$49	$79
1. Includes costs related to both the M&M Divestitures which primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees.
2. Gain includes purchase price adjustments related to the M&M Divestiture.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $18 million and a gain of $37 million for the three months ended September 30, 2024 and 2023, respectively, and a gain of $5 million and a loss of $357 million for the nine months ended September 30, 2024 and 2023, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
M&M Divestitures [1]	$(9)	$49	$(19)	$79
MOU activity, net [2]	(9)	(8)	(26)	(384)
Indemnification activity - environmental and legal [3]	(1)	(3)	(6)	(46)
Tax related matters [4]	1	—	57	—
Other	—	(1)	(1)	(6)
(Loss) income from discontinued operations, net of tax	$(18)	$37	$5	$(357)
1.The three and nine months ended September 30, 2024 primarily includes Acquisition, integration and separation costs.
2.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company, net of insurance recoveries. Refer to Note 14 for additional information.
3.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 14.
4.The three and nine months ended September 30, 2024 includes tax indemnification activity associated with divested businesses.

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

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The Net Trade Revenue by Segment and Business or Major Product Line table below has been recast for all periods presented to reflect the new structure. There was no change to total Electronics & Industrial segment net sales.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Industrial Solutions	$493	$450	$1,429	$1,298
Interconnect Solutions	491	448	1,355	1,269
Semiconductor Technologies	567	470	1,640	1,409
Electronics & Industrial	$1,551	$1,368	$4,424	$3,976
Safety Solutions	$598	$630	$1,798	$1,989
Shelter Solutions	421	431	1,236	1,248
Water Solutions	363	352	1,030	1,119
Water & Protection	$1,382	$1,413	$4,064	$4,356
Corporate & Other [1]	$259	$277	$806	$838
Total	$3,192	$3,058	$9,294	$9,170
1. Net sales within Corporate & Other reflect the Retained Businesses which include the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
U.S. & Canada	$1,112	$1,093	$3,292	$3,161
EMEA [1]	538	535	1,632	1,702
Asia Pacific [2]	1,411	1,302	3,995	3,945
Latin America	131	128	375	362
Total	$3,192	$3,058	$9,294	$9,170
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended September 30, 2024 and 2023 were $632 million and $563 million, respectively, while for the nine months ended months ended September 30, 2024 and 2023 net sales attributed to China/Hong Kong were $1,761 million and $1,669 million, respectively.

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

Revenue recognized in the first nine months of 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	September 30, 2024	December 31, 2023
In millions
Accounts and notes receivable - trade [1]	$1,688	$1,543
Deferred revenue - current [2]	$1	$1
Deferred revenue - noncurrent [3]	$29	$22
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $21 million and $8 million for the three months ended September 30, 2024, and 2023, and $68 million and $39 million for the nine months ended September 30, 2024, and 2023. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $56 million at September 30, 2024 and $107 million at December 31, 2023, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the interim Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $179 million inception-to-date, consisting of severance and related benefit costs of $100 million and asset related charges of $79 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $2 million and $26 million of inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The inventory write-offs are related to plant line closures within the Water & Protection segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(In millions)
Electronics & Industrial	$(2)	$1
Water & Protection [1]	—	37
Corporate & Other	26	31
Total	$24	$69
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2023	$79	$—	$79
Restructuring charges [1]	20	49	69
Charges against the reserve	(2)	(49)	(51)
Cash payments	(46)	—	(46)
Reserve balance at September 30, 2024	$51	$—	$51
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

Total liabilities related to the 2023-2024 Restructuring Program were $51 million at September 30, 2024 and $79 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2024.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded pre-tax restructuring charges of $95 million inception-to-date, consisting of severance and related benefit costs of $81 million and asset related charges of $14 million. The Company recorded pre-tax restructuring benefits of $3 million and charges of $7 million , during the three months ended September 30, 2024 and 2023, and benefits of $1 million and charges of $32 million for the nine months ended September 30, 2024 and 2023.

Total liabilities related to the 2022 Restructuring Program were $5 million at September 30, 2024 and $27 million at December 31, 2023, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Non-operating pension and other post-employment benefit credits (costs)	$4	$(3)	$14	$(7)
Interest income [1]	14	34	55	132
Net gain on divestiture and sales of other assets and investments	3	—	5	8
Foreign exchange (losses) gains, net	(19)	17	(19)	(31)
Loss on debt extinguishment [2]	—	—	(74)	—
Interest rate swap gain [3]	191	—	152	—
Miscellaneous income (expense) - net	6	7	17	10
Sundry income (expense) - net	$199	$55	$150	$112
1.The three and nine months ended September 30, 2024 includes non-cash interest income of $6 million and $19 million, respectively, related to the $350 million Delrin® related party note receivable. Refer to Note 11 for additional information.
2.Reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
3. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. Refer to Note 19 for further details.

Cash, Cash Equivalents and Restricted Cash
At September 30, 2024 and December 31, 2023 the Company had $6 million and $411 million, respectively, within “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheets. At September 30, 2024, the Company also had $35 million, within "Restricted cash and cash equivalents - noncurrent". The majority of the balance as of September 30, 2024, is attributable to the MOU cost sharing arrangement. The majority of the balance as of December 31, 2023 is attributable to the Water District Settlement Fund. During the second quarter 2024, the judgment related to the Water District Settlement Fund became final and therefore $408 million was removed from "Restricted cash and cash equivalents”. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $985 million at September 30, 2024 and $1,269 million at December 31, 2023. "Accrued and other current liabilities" at December 31, 2023 includes approximately $405 million, respectively, related to the Water District Settlement Agreement further discussed in Note 14, the related balance at September 30, 2024 was zero. Accrued payroll, which is a component of "Accrued and other current liabilities," was $360 million at September 30, 2024 and $250 million at December 31, 2023. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at September 30, 2024 and at December 31, 2023.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2024 was 18.1 percent, compared with an effective tax rate of 28.7 percent for the third quarter of 2023. The decrease of the effective tax rate for the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by certain discrete tax benefits, including the settlement of an international tax audit in the quarter.

For the first nine months of 2024, the effective tax rate on continuing operations was 27.0 percent, compared with 25.6 percent for the first nine months of 2023. The higher effective tax rate in 2024 thus far was driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including the settlement in the second quarter of an international tax audit for which the Company is partially indemnified.

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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2024 and 2023:

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Income from continuing operations, net of tax	$480	$291	$839	$833
Net income from continuing operations attributable to noncontrolling interests	8	9	23	31
Income from continuing operations attributable to common stockholders	$472	$282	$816	$802
(Loss) income from discontinued operations attributable to common stockholders, net of tax	$(18)	$37	$5	$(357)
Net income attributable to common stockholders	$454	$319	$821	$445

Earnings Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2024	2023	2024	2023
Earnings from continuing operations attributable to common stockholders	$1.13	$0.62	$1.95	$1.76
(Loss) earnings from discontinued operations, net of tax	(0.04)	0.08	0.01	(0.78)
Earnings attributable to common stockholders [1]	$1.09	$0.71	$1.96	$0.97

Earnings Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2024	2023	2024	2023
Earnings from continuing operations attributable to common stockholders	$1.13	$0.62	$1.94	$1.75
(Loss) earnings from discontinued operations, net of tax	(0.04)	0.08	0.01	(0.78)
Earnings attributable to common stockholders [1]	$1.08	$0.70	$1.95	$0.97

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2024	2023	2024	2023
Weighted-average common shares - basic	417.9	451.7	419.5	456.5
Plus dilutive effect of equity compensation plans	1.6	1.7	1.3	1.3
Weighted-average common shares - diluted	419.5	453.4	420.8	457.8
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.0	1.7	1.5	2.8
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

NOTE 10 - INVENTORIES

In millions	September 30, 2024	December 31, 2023
Finished goods	$1,221	$1,184
Work in process	536	487
Raw materials	349	350
Supplies	131	126
Total inventories	$2,237	$2,147

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at September 30, 2024 and December 31, 2023 is $819 million and $788 million, respectively.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and nine months ended September 30, 2024. Sales to nonconsolidated affiliates represented less 2 percent and approximately 2 percent for the three and nine months ended September 30, 2023, respectively. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the three and nine months ended September 30, 2024 and 2023. The Company maintained an ownership interest in seven nonconsolidated affiliates at September 30, 2024.

Derby Equity Interest
As a result of the Delrin® Divestiture, on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby. The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. For the three and nine months ended September 30, 2024, the Company recorded a loss of $1 million and a loss of $6 million, respectively, in "Equity in earnings of nonconsolidated affiliates". These amounts include the impact of transaction costs incurred by Derby and amortization expense from purchase accounting of approximately $2 million and $14 million, for the three and nine months ended September 30, 2024, respectively. The carrying values of the equity interest as of September 30, 2024 and December 31, 2023 were $115 million and $121 million, respectively. The carrying values of the note receivable as of September 30, 2024 and December 31, 2023 were $247 million and $228 million, respectively.

For the three and nine months ended September 30, 2024, the Company recognized non-cash interest income on the Derby Note Receivable of $6 million and $19 million, respectively, reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2024 were as follows:

In millions	Electronics & Industrial	Water & Protection	Corporate & Other	Total
Balance at December 31, 2023	$10,205	$5,900	$615	$16,720
Goodwill recognized for Donatelle Plastics Acquisition [1]	114	—	—	114
Goodwill recognized for Spectrum Acquisition [2]	(4)	—	—	(4)
Currency translation adjustment	21	13	—	34
Other	4	—	—	4
Balance at September 30, 2024	$10,340	$5,913	$615	$16,868
1.On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, which is included in the Electronics & Industrial segment. See Note 3 for additional information.
2.In the third quarter 2024, the Company finalized the working capital settlements which impacted the residual goodwill recorded. See Note 4 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.

Effective as of January 1, 2024, Electronics & Industrial realigned certain of its product lines making up its lines of business (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies). During the first quarter of 2024, the realignment of the businesses within Electronics & Industrial served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of January 1, 2024, prior to the realignment. As part of the realignment, the Company assessed and re-defined certain reporting units effective January 1, 2024, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted in the Electronics and Industrial segment and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include projected revenue, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, the weighted average cost of capital, the terminal growth rates, and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

In connection with the preparation of the full year 2023 financial statements, macroeconomic triggering events required the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit, within Water & Protection as of December 31, 2023. As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which was recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023. This reporting unit remains at risk for future impairment due to the fair value as of the date of impairment being equal to the carrying value as a result of the recorded impairment. Should macroeconomic conditions worsen, resulting in further recovery delays, or other events occur indicating that the estimated future cash flows of the reporting unit have further declined and the reporting unit is unable to meet or exceed its projections from 2024 and other future years, the Company may be required to record future non-cash impairment charges related to goodwill. As of September 30, 2024, the remaining carrying amount of goodwill within the Protection reporting unit was $4.8 billion.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$2,131	$(1,233)	$898	$2,079	$(1,092)	$987
Trademarks/tradenames	928	(463)	465	924	(414)	510
Customer-related	5,984	(2,600)	3,384	5,815	(2,329)	3,486
Other	29	(1)	28	28	(1)	27
Total other intangible assets with finite lives	$9,072	$(4,297)	$4,775	$8,846	$(3,836)	$5,010
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,876	$(4,297)	$5,579	$9,650	$(3,836)	$5,814

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2024	December 31, 2023
In millions
Electronics & Industrial	$3,467	$3,521
Water & Protection	2,032	2,206
Corporate & Other	80	87
Total	$5,579	$5,814

Total estimated amortization expense for the remainder of 2024 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2024	$148
2025	$559
2026	$531
2027	$483
2028	$430
2029	$373

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

Long-Term Debt
Long-term debt at September 30, 2024 and December 31, 2023 was $7,170 million and $7,800 million, respectively. At September 30, 2024 the long-term debt balance included an unamortized basis adjustment of $49 million related to the dedesignation of the Company's interest rate swap agreements. At December 31, 2023, the long-term debt balance included a fair value hedging revaluation of $59 million related to the Company's interest rate swap agreements. See Note 19 for additional information.

Capital Structure Actions
On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 notes, (the "2038 Notes") in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, for the nine months ended September 30, 2024, the Company incurred a loss of $74 million, to "Sundry income (expense) - net" within the interim Consolidated Statements of Operations. The loss consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the Company's interest rate swap agreements associated with this borrowing. See Note 19 for further detail on the dedesignation of the Company's interest rate swap agreements.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $715 million at September 30, 2024. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $131 million at September 30, 2024. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the nine month period ended September 30, 2024.

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

The amount of invoices outstanding under the supplier financing programs as of September 30, 2024 and December 31, 2023 was $107 million and $97 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of September 30, 2024, the Company has recorded indemnification assets of $44 million within "Accounts and notes receivable - net" and $304 million within "Deferred charges and other assets" and indemnification liabilities of $181 million within "Accrued and other current liabilities" and $241 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company has recorded indemnification assets of $21 million within "Accounts and notes receivable - net" and $242 million within "Deferred charges and other assets" and indemnified liabilities of $200 million within "Accrued and other current liabilities" and $263 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At September 30, 2024, the Company had paid Qualified Spend of approximately $600 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

Chemours, Corteva and DuPont agreed to waive the obligation to make additional deposits into the MOU Escrow Account in 2023. At September 30, 2024, each of Chemours, Corteva and DuPont have made additional deposits into the MOU Escrow Account totaling $100 million in the aggregate. DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at September 30, 2024 are reflected in "Restricted cash and cash equivalents - noncurrent" on the Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At September 30, 2024, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. Thereafter, DuPont will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At September 30, 2024, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	September 30, 2024	December 31, 2023	Balance Sheet Classification
Current indemnification liabilities	$96	$87	Accrued and other current liabilities
Long-term indemnification liabilities	130	119	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$226	$206
1.As of September 30, 2024 and December 31, 2023, total indemnified liabilities accrued include $131 million and $139 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

In addition to the above, beginning the second quarter of 2023, the Company had recognized a liability related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation. The judgment became final in April 2024, therefore $408 million, including interest, is reflected as a cash outflow within cash flows from discontinued operations for the nine months ended September 30, 2024.

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

Post the 2017 settlement, approximately 100 additional cases were filed by Leach class members. EIDP and Chemours settled all but one of these cases in 2021 for $83 million with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. The remaining case resulted in a jury verdict for the plaintiff which was paid in the fourth quarter of 2023 after EIDP exhausted its appeal rights. Although DuPont was not a defendant in the Leach case or the cases that were or are now part of the Ohio MDL, the payment was split between the three companies in accordance with the Agreements and MOU. Since that time, Plaintiffs’ counsel has filed approximately 70 new cases that are in the Ohio MDL. Prior to the start of the first trial in September 2024, EIDP and Chemours entered into an agreement in principle with counsel representing MDL plaintiffs providing for settlement for all filed and pending cases in the MDL as well as additional pre-suit claims. The discussions on a settlement continue with the term sheet being finalized. At September 30, 2024, DuPont's estimated liability for the potential resolution of these matters is included in its total indemnification liabilities accrued under the MOU.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of September 30, 2024.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $12.5 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued approximately $9 million as of September 30, 2024 related to the Supplemental Payment.

As of September 30, 2024, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

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

DuPont paid its $400 million contribution into the Water District Settlement Fund in the third quarter 2023. That payment included $100 million that DuPont had deposited into the MOU Escrow Account as of June 30, 2023. The Company’s total contribution, including interest, of $408 million has been removed from "Restricted cash and cash equivalents - current" along with the associated "Accrued and other current liabilities" within the interim Condensed Consolidated Balance Sheets as of September 30, 2024, as the settlement became final in the second quarter 2024. DuPont's aggregate MOU escrow deposits of $405 million, including interest, at December 31, 2023 is reflected in "Restricted cash and cash equivalents - noncurrent" on the interim Condensed Consolidated Balance Sheets.

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

As part of the approval process, the Court established, among other things, a mechanism for class members to submit requests to be excluded from the settlement. The Notice Administrator submitted a report on February 6, 2024 indicating that about 900 of 14,167 entities on the list of potential class members submitted timely requests for exclusion. The time has passed for any further entities to opt out.

The Court ordered the dismissal of personal injury claims by September 10, 2024, that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. Cases that are dismissed pursuant to the Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the Court’s order. There are about 4,500 personal injury cases currently pending in the AFFF MDL reflecting confirmed dismissals under the Court’s order and any newly filed cases. The Company expects additional personal injury cases – which include claims that identify one of the eight health conditions – will continue to be filed into the AFFF MDL.

The 25 bellwether personal injury cases have been further narrowed to a group of Tier 2 bellwether plaintiffs. The Tier 2 bellwether plaintiffs include nine cases that allege harm from kidney cancer, testicular cancer, ulcerative colitis, or thyroid disease. The court has set the first Tier 2 trial to occur on October 6, 2025. The trial will include a case or cases from Pennsylvania that allege harm from either kidney cancer or testicular cancer.

Some state attorneys general have filed lawsuits, on behalf of their respective states, against DuPont, outside of the AFFF MDL that allege environmental contamination by certain PFAS compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to clean up contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent with the municipalities on June 28, 2024, which effectively stayed the litigation while Chemours performs investigatory remedial work focused on vegetable gardens and surface waters. The court has removed this matter from its docket.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at September 30, 2024. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of September 30, 2024, the Company has liabilities of $43 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At September 30, 2024, the Company had accrued obligations of $276 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	September 30, 2024	December 31, 2023	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$47	$46	$99

Environmental remediation indemnification Related Liabilities:
Indemnifications related to Dow and Corteva [2]	83	101	176
MOU related obligations (discussed above) [3]	145	152	26
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$276	$300	$303
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of September 30, 2024.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Operating lease costs	$31	$30	$94	$88

Operating cash flows from operating leases were $89 million and $85 million for the nine months ended September 30, 2024 and 2023, respectively.

New operating lease assets and liabilities entered into during the nine months ended September 30, 2024 and 2023, were $47 million and $143 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets [1]	$435	$484
Current operating lease liabilities [2]	92	97
Noncurrent operating lease liabilities [3]	347	390
Total operating lease liabilities	$439	$487
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

Lease Term and Discount Rate for Operating Leases	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.9	8.5
Weighted average discount rate	3.76%	3.55%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2024	Operating Leases
In millions
Remainder of 2024	$30
2025	99
2026	77
2027	61
2028	44
2029 and thereafter	195
Total lease payments	$506
Less: Interest	67
Present value of lease liabilities	$439

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

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $426 million. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completed the $5B Share Buyback Program and the Company's stock repurchase authorization.

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of zero and $9 million as a reduction to retained earnings for the three and nine months ended September 30, 2024, respectively. The recorded excise tax is reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the interim Condensed Consolidated Balance Sheets as of September 30, 2024.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2024 and 2023:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive loss before reclassifications	(332)	(6)	(12)	(350)
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	(7)
Net other comprehensive loss	$(332)	$(13)	$(12)	$(357)
Balance at September 30, 2023	$(1,300)	$47	$105	$(1,148)
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive income (loss) before reclassifications	60	(41)	—	19
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive income (loss)	$60	$(42)	$—	$18
Balance at September 30, 2024	$(871)	$(97)	$76	$(892)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three or nine months ended September 30, 2024 and 2023.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2023 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Service cost [1]	$6	$6	$21	$19
Interest cost [2]	20	26	62	75
Expected return on plan assets [3]	(25)	(24)	(75)	(71)
Amortization of prior service credit [4]	(1)	(1)	(2)	(2)
Amortization of unrecognized net loss [5]	—	(1)	—	(2)
Curtailment/settlement [6]	2	—	1	(2)
Net periodic benefit costs - Total	$2	$6	$7	$17
Less: Net periodic benefit credits - Discontinued operations	—	(2)	—	(6)
Net periodic benefit costs - Continuing operations	$2	$8	$7	$23
1.The service cost from continuing operations was $5 million and $16 million for the three and nine months ended September 30, 2023, respectively, for significant plans.
2.The interest cost from continuing operations was $24 million and $70 million for the three and nine months ended September 30, 2023, respectively, for significant plans.
3.The expected return on plan assets from continuing operations was $20 million and $58 million for the three and nine months ended September 30, 2023, respectively, for significant plans.
4.The amortization of prior service credit from continuing operations was less than a million and $1 million for the three and nine months ended September 30, 2023, respectively, for significant plans.
5.The amortization of unrecognized net gain for significant plans from continuing operations was $1 million and $2 million for the three and nine months ended September 30, 2023, respectively, for significant plans.
6.The curtailment and settlement gain from continuing operations was less than a million and $2 million for the three and nine months ended September 30, 2023, respectively, for significant plans.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, is included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $19 million by year-end 2024.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2023 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 15 million shares of common stock are available for award as of September 30, 2024.

DuPont recognized share-based compensation expense in continuing operations of $18 million and $22 million for the three months ended September 30, 2024 and 2023, respectively and $62 million and $55 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million and $5 million for the three months ended September 30, 2024 and 2023, respectively, and $13 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively.

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

There was minimal activity in the third quarter of 2024.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2024 and December 31, 2023:

Fair Value of Financial Instruments	September 30, 2024				December 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$316	$—	$—	$316	$408	$—	$—	$408
Restricted cash equivalents [1]	41	—	—	41	411	—	—	411
Total cash and restricted cash equivalents	$357	$—	$—	$357	$819	$—	$—	$819
Long-term debt including debt due within one year [2]	$(7,170)	$3	$(398)	$(7,565)	$(7,859)	$70	$(206)	$(7,995)
Derivatives relating to:
Net investment hedge [3]	$—	$96	$—	$96	$—	$96	$—	$96
Foreign currency [4,5]	—	20	(6)	14	—	26	(23)	3
Interest rate swap agreements [6]	—	120	(42)	78	—	—	(59)	(59)
Total derivatives	$—	$236	$(48)	$188	$—	$122	$(82)	$40
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.At September 30, 2024, the balance included unamortized basis adjustment of $49 million related to the 2022 Swaps, discussed below. At December 31, 2023, the balance included a fair value hedging revaluation related to the 2022 Swaps of $59 million, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.The gain on the 2024 Swaps and the loss on the 2022 Swaps are classified as "Deferred charges and other assets" and "Other noncurrent obligations", respectively in the interim Condensed Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2024	December 31, 2023
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$—	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(157)	$(907)
Interest rate swap agreements [2]	$4,150	$—
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a gain of $17 million and $11 million for the three months ended September 30, 2024 and 2023, respectively. There was a loss of $7 million and $63 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for both the three and nine months September 30, 2024 was $1 million. Refer to Note 13 for additional details on the partial redemption of the 2038 Notes.

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

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as hedges was a gain of $191 million and $152 million for the three and nine months ended September 30, 2024, respectively, and zero for the three and nine months ended September 30, 2023.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	September 30, 2024	December 31, 2023
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$322	$364
Derivatives relating to: [2]
Net investment hedge	96	96
Interest rate swap agreements	120	—
Foreign currency contracts [3]	27	37
Total assets at fair value	$565	$497
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	42	59
Foreign currency contracts [3]	13	34
Total liabilities at fair value	$55	$93
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets at September 30, 2024 are deposited in money market funds which are held at amortized cost and at December 31, 2023, included $405 million deposited within a qualified settlement fund consisting of treasury bills representing Level 1 fair value measurement investments, also held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $7 million and zero respectively, for both assets and liabilities as of September 30, 2024. The offsetting counterparty and cash collateral netting amounts were $11 million and zero, respectively, for assets and liabilities as of December 31, 2023.

As part of the Donatelle Plastics Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair values of the contingent earn-out liability will be recognized in Sundry income/expense, net in the interim Consolidated Statements of Operations. The fair value of the contingent earn-out liability is reflected in “Accrued expenses and other liabilities” on the interim Condensed Consolidated Balance Sheets. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	September 30, 2024	December 31, 2023
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$(40)	$—
Total liabilities at fair value	$(40)	$—

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

Segment Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Three Months Ended September 30, 2024
Net sales	$1,551	$1,382	$259	$3,192
Operating EBITDA [1]	$467	$364	$26	$857
Equity in earnings (losses) of nonconsolidated affiliates	$10	$5	$(1)	$14
Three Months Ended September 30, 2023
Net sales	$1,368	$1,413	$277	$3,058
Operating EBITDA [1]	$383	$362	$30	$775
Equity in earnings of nonconsolidated affiliates	$3	$8	$—	$11
Nine Months Ended September 30, 2024
Net sales	$4,424	$4,064	$806	$9,294
Operating EBITDA [2]	$1,260	$1,003	$74	$2,337
Equity in earnings (losses) of nonconsolidated affiliates	$33	$22	$(6)	$49
Nine Months Ended September 30, 2023
Net sales	$3,976	$4,356	$838	$9,170
Operating EBITDA [2]	$1,094	$1,074	$59	$2,227
Equity in earnings of nonconsolidated affiliates	$11	$29	$—	$40
1.Corporate & Other includes activities of the Retained Businesses.
2.A reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA is provided below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Three Months Ended September 30, 2024 and 2023		Three Months Ended September 30,
In millions		2024	2023
Income from continuing operations, net of tax		$480	$291
+	Provision for income taxes on continuing operations	106	117
Income from continuing operations before income taxes		$586	$408
+	Depreciation and amortization	306	294
-	Interest income [1]	14	34
+	Interest expense [2]	86	102
-	Non-operating pension/OPEB benefit credits (costs) [1]	4	(3)
-	Foreign exchange (losses) gains, net [1]	(19)	17
+	Future reimbursable indirect costs	—	2
-	Significant items benefit (charge)	122	(17)
Operating EBITDA		$857	$775
1.Included in "Sundry income (expense) - net."
2.The three months ended September 30, 2024 excludes interest rate swap basis amortization. Refer to details of significant items below.

Reconciliation of "Income from continuing operations, net of tax" to Operating EBITDA for the Nine Months Ended September 30, 2024 and 2023		Nine Months Ended September 30,
In millions		2024	2023
Income from continuing operations, net of tax		$839	$833
+	Provision for income taxes on continuing operations	310	287
Income from continuing operations before income taxes		$1,149	$1,120
+	Depreciation and amortization	895	853
-	Interest income [1]	55	132
+	Interest expense [2]	281	295
-	Non-operating pension/OPEB benefit credits (costs) [1]	14	(7)
-	Foreign exchange (losses) gains, net [1]	(19)	(31)
+	Future reimbursable indirect costs	—	6
-	Significant items charge	(62)	(47)
Operating EBITDA		$2,337	$2,227
1.Included in "Sundry income (expense) - net."
2.The nine months ended September 30, 2024 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$2	$—	$(23)	$(21)
Acquisition, integration and separation costs [2]	(3)	—	(40)	(43)
Inventory step-up amortization [3]	(2)	—	—	(2)
Inventory write-offs [4]	—	(2)	—	(2)
Interest rate swap items [5]	—	—	190	190
Total	$(3)	$(2)	$127	$122
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Spectrum Acquisition and the Intended Business Separations.
3. Reflects the amortization of an inventory step-up adjustment related the Donatelle Plastics Acquisition.
4. Reflects adjustment for inventory write-offs recorded in “Cost of Sales" in connection with restructuring actions. See Note 6 for additional information.
5. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps, net interest settlement loss related to the 2022 Swaps and $1 million of basis amortization on the 2022 Swaps. Refer to Note 19 for further details.

Significant Items by Segment for the Three Months Ended September 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(4)	$(1)	$(3)	$(8)
Acquisition, integration and separation costs [2]	(9)	—	—	(9)
Total	$(13)	$(1)	$(3)	$(17)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Spectrum Acquisition.

Significant Items by Segment for the Nine Months Ended September 30, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(3)	$(37)	$(28)	$(68)
Acquisition, integration and separation costs [2]	(9)	—	(42)	(51)
Inventory write-offs [3]	—	(26)	—	(26)
Inventory step-up amortization [4]	(2)	—	—	(2)
Loss on debt extinguishment [5]	—	—	(74)	(74)
Interest rate swap items [6]	—	—	151	151
Income tax items [7]	—	—	8	8
Total	$(14)	$(63)	$15	$(62)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Intended Business Separations and Spectrum Acquisition.
3. Reflects inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions. See Note 6 for additional information.
4. Reflects the amortization of an inventory step-up adjustment related the Donatelle Plastics Acquisition.
5. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
6. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps, net interest settlement loss related to the 2022 Swaps and $1 million of basis amortization on the 2022 Swaps. Refer to Note 19 for further details.
7. Reflects the impact of an international tax audit.

Significant Items by Segment for the Nine Months Ended September 30, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Restructuring and asset related charges - net [1]	$(26)	$—	$(13)	$(39)
Acquisition, integration and separation costs [2]	(15)	—	—	(15)
Gain on divestiture [3]	7	1	(1)	7
Total	$(34)	$1	$(14)	$(47)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Spectrum Acquisition.
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

As of September 30, 2024, the Company has $3.6 billion of working capital and approximately $1.6 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

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

The interim results of operations and the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 present the financial results of the Delrin® Divestiture, as discontinued operations. The comprehensive income of the Delrin® Divestiture have not been segregated and are included in the interim Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the Delrin® Divestiture. See Note 4 to the interim Consolidated Financial Statements for additional information.

Recent Developments
Macroeconomic Conditions
The Company anticipates year-over-year volume improvement throughout the remainder of the year driven by continued electronics market recovery as well as reduced destocking impact in areas such as water, medical packaging and biopharma. The Company continues to closely monitor macroeconomic as well as geopolitical developments.

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

Dividends
On October 16, 2024, the Board of Directors declared a fourth quarter 2024 dividend of $0.38 per share, payable on December 16, 2024, to shareholders of record on November 29, 2024.

On June 27, 2024, the Company announced that its Board of Directors declared a third quarter 2024 dividend of $0.38 per share which was paid on September 16, 2024, to shareholders of record on August 30, 2024.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net sales	$3,192	$3,058	$9,294	$9,170

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(1)%	(1)%	11%	4%	13%	(2)%	(1)%	7%	7%	11%
Water & Protection	(2)	—	—	—	(2)	(1)	(1)	(5)	—	(7)
Corporate & Other [1]	(2)	—	(4)	—	(6)	(2)	—	(2)	—	(4)
Total	(2)%	(1)%	5%	2%	4%	(2)%	(1)%	1%	3%	1%
U.S. & Canada	(1)%	—%	(1)%	4%	2%	(1)%	—%	(3)%	8%	4%
EMEA [2]	(1)	(1)	2	1	1	(2)	—	(3)	1	(4)
Asia Pacific	(2)	(1)	11	—	8	(2)	(2)	5	—	1
Latin America	(3)	(1)	4	2	2	(1)	—	1	4	4
Total	(2)%	(1)%	5%	2%	4%	(2)%	(1)%	1%	3%	1%
1.Corporate & Other includes activities of the Retained Businesses and previously divested businesses.
2.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2024 of $3.2 billion, up 4 percent from $3.1 billion for the three months ended September 30, 2023, due to a 5 percent increase in volume and a 2 percent increase related to portfolio actions partially offset by 2 percent declines in local price and product mix and 1 percent unfavorable currency impacts. The increase in portfolio actions was mainly attributable to the acquisition of Spectrum in August 2023, and the acquisition of Donatelle Plastics in July 2024. The volume increase in Electronics & Industrial (up 11 percent) was partially offset by Corporate & Other (down 4 percent). Local price and product mix declined slightly across all regions. Currency was down 1 percent compared with the same period last year driven by most regions.

Net sales for the nine months ended September 30, 2024 and 2023 were approximately $9.3 billion and $9.2 billion, up 1 percent. The slight increase was due to a 3 percent increase related to portfolio actions and a 1 percent increase in volume partially offset by a 2 percent decline in local price and product mix, and a 1 percent unfavorable currency impact. The portfolio actions are primarily related to the Spectrum Acquisition. The volume increase in Electronics & Industrial (up 7 percent) was partially offset by Water & Protection (down 5 percent) and Corporate & Other (down 2 percent). The local price and product mix decrease was primarily driven by 2 percent declines in both Asia Pacific and EMEA. Currency was down 1 percent compared with the same period last year, driven by Asia Pacific (down 2 percent).

Cost of Sales
Cost of sales was $2.0 billion for both the three months ended September 30, 2024 and 2023. Cost of sales remained relatively flat for the three months ended September 30, 2024 primarily due to higher cost of sales from increased sales volume and the incremental impact of the Spectrum Acquisition, offset by decreases in cost of sales related to increased productivity and lower raw material costs.

Cost of sales as a percentage of net sales for the three months ended September 30, 2024 was 63 percent compared with 64 percent for the three months ended September 30, 2023. The slight decrease as a percentage of sales for the three months ended September 30, 2024 as compared with the same period of the prior year was primarily due to lower raw material costs and increased productivity partially offset by the incremental impact of the Spectrum Acquisition.

Cost of sales was $5.9 billion for the nine months ended September 30, 2024, down slightly from $6.0 billion for the nine months ended September 30, 2023. Cost of sales decreased for the nine months ended September 30, 2024 primarily due to increased productivity and lower raw material, logistics and energy costs offset by the incremental impact of the Spectrum Acquisition and raw material inventory write-offs in connection with the 2023-2024 Restructuring Program.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2024 was 64 percent compared with 65 percent for the nine months ended September 30, 2023. The slight decrease as a percentage of sales for the nine months ended September 30, 2024 compared to the prior period was primarily due to increased productivity and lower raw material, logistics and energy costs offset by the incremental impact of the Spectrum Acquisition and raw material inventory write-offs in connection with the 2023-2024 Restructuring Program.

Research and Development Expenses ("R&D")
R&D expenses totaled $134 million in the third quarter of 2024, up from $128 million in the third quarter of 2023. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended September 30, 2024 and 2023.

R&D expenses totaled $393 million in first nine months of 2024, up from $380 million in the first nine months of 2023. R&D as a percentage of net sales was consistent period over period at 4 percent for the nine months ended September 30, 2024 and 2023.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $387 million in the third quarter of 2024, up from $360 million in the third quarter of 2023. SG&A as a percentage of net sales remained consistent at 12 percent for the three months ended September 30, 2024 and 2023. The increase for the three months ended September 30, 2024 as compared with the same period of the prior year was primarily due to higher variable compensation, higher personnel-related expenses and the incremental cost from the Spectrum Acquisition.

For the first nine months of 2024, SG&A expenses were $1,189 million up from $1,058 million in the first nine months of 2023. SG&A as a percentage of net sales increased period over period at 13 percent and 12 percent for the nine months ended September 30, 2024 and 2023, respectively. The increase for the nine months ended September 30, 2024 as compared with the same period of the prior year was primarily due to higher variable compensation, incremental costs from the Spectrum Acquisition and an increase in legal expenses.

Amortization of Intangibles
Amortization of intangibles was $149 million in the third quarter of 2024, down from $155 million in the third quarter of 2023. In the first nine months of 2024, amortization of intangibles was $449 million, relatively consistent from $448 million in the same period of the prior year. The decrease for the three months ended September 30, 2024 as compared with the same period of the prior year was primarily due to the absence of amortization in 2024 from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $21 million in the third quarter of 2024, up from $8 million charges in the third quarter of 2023. The activity in the third quarter of 2024 is primarily related to the 2023-2024 Restructuring Program, while the activity in the third quarter of 2023 is primarily related to the 2022 Restructuring Program.

In the first nine months of 2024, restructuring and asset related charges - net were $68 million up from $39 million charges in the same period last year. The activity in the first nine months of 2024 is primarily related to the 2023-2024 Restructuring Program, while the activity in the first nine months of 2023 is primarily related to the 2022 Restructuring Program.

See Note 6 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $43 million and $9 million for the three months ended September 30, 2024 and 2023, respectively. In the first nine months of 2024, acquisition, integration and separation costs were $51 million, up from $15 million in the same period of the prior year. For the three and nine months ended September 30, 2024, these costs were primarily associated with the Intended Business Separations, while the three and nine months ended September 30, 2023 were associated with the execution of activities related to strategic initiatives, including the Spectrum Acquisition.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $14 million in the third quarter of 2024, up from $11 million in the third quarter of 2023. In the first nine months of 2024, the Company's share of the earnings of nonconsolidated affiliates was $49 million, up from $40 million in the first nine months of 2023. The increase in 2024 is due to higher earnings in the underlying nonconsolidated affiliates.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) - net in the third quarter of 2024 was $199 million of income compared with $55 million of income in the third quarter of 2023. The three months ended September 30, 2024, included a $191 million gain related to interest rate swap activity including mark-to-market adjustments. Interest income was $14 million and $34 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in interest income period over period is due to the decreased cash balance in 2024. The three months ended September 30, 2024 included a $19 million net foreign exchange loss while the three months ended September 30, 2023 included a $17 million net foreign exchange gain.

In the first nine months of 2024, sundry income (expense) - net was income of $150 million compared with income of $112 million in the first nine months of 2023. The first nine months of 2024 included a $152 million net gain related to interest rate swap activity including mark-to-market adjustments and $55 million of interest income partially offset by a $74 million loss on debt extinguishment and a $19 million loss on foreign currency exchange. The first nine months of 2023 included interest income of $132 million, partially offset by foreign currency exchange losses of $31 million.

See Notes 7 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $87 million and $102 million for the three months ended September 30, 2024 and 2023, respectively, and $282 million and $295 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in interest expense from the prior year is primarily due to the absence of interest expense on the $300 million floating-rate long-term senior unsecured notes that matured in November 2023 and the partial redemption of $650 million aggregate principal amount of the 2038 notes during the second quarter 2024, partially offset by a reduction in capitalized interest.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the third quarter of 2024 was 18.1 percent, compared with an effective tax rate of 28.7 percent for the third quarter of 2023. The decrease of the effective tax rate for the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by certain discrete tax benefits, including the settlement of an international tax audit in the quarter.

For the first nine months of 2024, the effective tax rate on continuing operations was 27.0 percent, compared with 25.6 percent for the first nine months of 2023. The higher effective tax rate in 2024 thus far was driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including the settlement in the second quarter of an international tax audit for which the Company is partially indemnified.

SEGMENT RESULTS
The revenues and certain expenses of the Delrin® Divestiture are classified as discontinued operations for the three and nine months ended September 30, 2024. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") were not included in the scope of the M&M Divestitures and are included in Corporate & Other.

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

On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC and certain related real estate (together, "Donatelle Plastics"), (the "Donatelle Plastics Acquisition"). Donatelle Plastics is being integrated into Industrial Solutions within the Electronics & Industrial segment.

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

Electronics & Industrial	Three Months Ended		Nine Months Ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$1,551	$1,368	$4,424	$3,976
Operating EBITDA	$467	$383	$1,260	$1,094
Equity in earnings of nonconsolidated affiliates	$10	$3	$33	$11

Electronics & Industrial	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2024	September 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(2)%
Currency	(1)	(1)
Volume	11	7
Portfolio & other	4	7
Total	13%	11%
Electronics & Industrial net sales were $1,551 million for the three months ended September 30, 2024, up 13 percent from $1,368 million for the three months ended September 30, 2023. Net sales increased due to an 11 percent increase in volume and a 4 percent increase in portfolio actions partially offset by a 1 percent decline in local price and product mix and a 1 percent unfavorable currency impact. Volume growth in Semiconductor Technologies and Interconnect Solutions was partially offset by slight declines in Industrial Solutions. Within Semiconductor Technologies, volume gains were driven by continued semiconductor demand recovery, primarily due to artificial intelligence ("AI") technology applications and increased demand in China. Broad based volume growth in Interconnect Solutions driven by consumer electronics recovery, share gains and demand from AI driven technology was partially offset by local price and product mix. Slight volume declines in Industrial Solutions as ongoing channel inventory destocking for Kalrez® were partly offset by increased demand in printing and packaging applications. The portfolio impact reflects the August 2023 acquisition of Spectrum and the July 2024 acquisition of Donatelle Plastics. The unfavorable currency impact is primarily driven by the Japanese yen.

Operating EBITDA was $467 million for the three months ended September 30, 2024, up 22 percent compared with $383 million for the three months ended September 30, 2023, primarily due to volume growth and the impact of increased production rates in Semiconductor Technologies and Interconnect Solutions, the earnings contribution from the Spectrum and Donatelle Plastics acquisitions partially offset by higher variable compensation.

Electronics & Industrial net sales were $4,424 million for the nine months ended September 30, 2024, up 11 percent from $3,976 million for the nine months ended September 30, 2023. Net sales increased due to 7 percent increases in both volume and portfolio actions partially offset by a 2 percent decline in local price and product mix and a 1 percent unfavorable currency impact. Volume growth in Semiconductor Technologies and Interconnect Solutions was partially offset by declines in Industrial Solutions. Within Semiconductor Technologies, volume gains were driven by continued semiconductor demand recovery, primarily due to AI technology applications, as well as higher volume in OLED materials led by new product launches. Broad based volume growth in Interconnect Solutions driven by consumer electronics market recovery and demand from AI driven technology was partially offset by local price and product mix declines, including the impact of lower pass-through metals. Volume declines in Industrial Solutions were related to channel inventory destocking, primarily for Kalrez® and biopharma markets. The portfolio impact reflects the August 2023 acquisition of Spectrum and the July 2024 acquisition of Donatelle Plastics. The unfavorable currency impact is primarily driven by the Japanese yen.

Operating EBITDA was $1,260 million for the nine months ended September 30, 2024, up 15 percent compared with $1,094 million for the nine months ended September 30, 2023, primarily due to volume growth, the impact of increased production rates in Semiconductor Technologies and Interconnect Solutions, the earnings contribution from the Spectrum acquisition and higher equity earnings partially offset by higher selling and administrative costs.

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

Water & Protection	Three Months Ended		Nine Months Ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$1,382	$1,413	$4,064	$4,356
Operating EBITDA	$364	$362	$1,003	$1,074
Equity in earnings of nonconsolidated affiliates	$5	$8	$22	$29

Water & Protection	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2024	September 30, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	(1)%
Currency	—	(1)
Volume	—	(5)
Portfolio & other	—	—
Total	(2)%	(7)%

Water & Protection net sales were $1,382 million for the three months ended September 30, 2024, down 2 percent from $1,413 million for the three months ended September 30, 2023 due to a 2 percent decline in local price and product mix primarily from Safety Solutions. Volume gains in Water Solutions were offset by volume declines in Safety Solutions and Shelter Solutions. Water Solutions volume gains were driven by strength in ultrafiltration along with continued volume recovery in China. Safety Solutions volume declines were primarily related to medical packaging products. Shelter Solutions slight volume declines are related to lower demand in North America residential construction markets partially offset by growth in commercial construction.

Operating EBITDA was $364 million for the three months ended September 30, 2024, up 1 percent compared with $362 million for the three months ended September 30, 2023, as productivity and savings from restructuring actions as well as the impact of lower product costs were mostly offset by higher variable compensation.

Water & Protection net sales were $4,064 million for the nine months ended September 30, 2024, down 7 percent from $4,356 million for the nine months ended September 30, 2023. Net sales decreased due to a 5 percent decline in volume, and 1 percent declines related to local price and product mix and unfavorable currency impacts. Safety Solutions had volume declines mainly due to channel inventory destocking, primarily in medical packaging products within healthcare markets as well as lower local price and product mix. Water Solutions volume declines were primarily due to distributor inventory destocking and weaker industrial demand in China. Shelter Solutions sales were relatively flat. The unfavorable currency impact is primarily driven by the Japanese yen, and Chinese yuan, partially offset by the Euro.

Operating EBITDA was $1,003 million for the nine months ended September 30, 2024, down 7 percent from $1,074 million the nine months ended September 30, 2023, as decreased volumes and higher variable compensation were partially offset by the impact of lower product costs as well as productivity and savings from restructuring actions.

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

Corporate & Other	Three Months Ended		Nine Months Ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$259	$277	$806	$838
Operating EBITDA	$26	$30	$74	$59
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$—	$(6)	$—

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2023 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2024.

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

In millions	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,645	$2,392
Total debt	$7,170	$7,800

The Company's cash and cash equivalents at September 30, 2024 and December 31, 2023 were $1.6 billion and $2.4 billion, respectively, of which approximately $1.2 billion at September 30, 2024 and $1.3 billion at December 31, 2023 were held by subsidiaries in foreign countries, including United States territories. The change in the balance in cash and cash equivalents held by subsidiaries in foreign countries is due to cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at September 30, 2024 and December 31, 2023 was $7,170 million and $7,800 million, respectively. The decrease in total debt primarily reflects the partial redemption of $650 million senior notes due 2038 discussed below.

As of September 30, 2024, the Company is contractually obligated to make future cash payments of $7.3 billion and $4.2 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, no payments will be due in the next twelve months. Related to interest, $359 million will be due in the next twelve months, and the remainder will be due subsequent to September 30, 2025. The majority of interest obligations will be due in 2029 or later.

Capital Structure Actions
On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 notes, in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, for the nine months ended September 30, 2024, the Company incurred a loss of approximately $74 million, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the 2022 Swaps associated with this borrowing. See Note 19 for further detail on the 2022 Swaps.

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

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). The 364-Day Revolving Credit Facility will be used for general corporate purposes. Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the nine month period ended September 30, 2024.

Water District Settlement Agreement
In 2023, the Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The judgment became final in April 2024, therefore $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within cash flows from discontinued operations during the nine month period ended September 30, 2024. See Note 14 to the interim Consolidated Financial Statement for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At October 31, 2024, DuPont's credit ratings were as follows:

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

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The $1B 364-Day Revolving Credit Facility contains a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2024, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2024	September 30, 2023
Cash provided by (used for) from continuing operations:
Operating activities	$1,757	$1,545
Investing activities	$(725)	$(919)
Financing activities	$(1,671)	$(2,359)
Cash used in discontinued operations	$(469)	$(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(9)	$(56)

Cash Flows from Operating Activities - Continuing Operations
In the first nine months of 2024, cash provided by operating activities of continuing operations was $1,757 million, compared with $1,545 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily from higher earnings and the impact from the settlement of foreign currency contracts related to the net monetary asset hedging program partially offset by increase in cash used by net working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	September 30, 2024	December 31, 2023
In millions (except ratio)
Current assets	$6,439	$7,514
Current liabilities	2,825	3,098
Net working capital	$3,614	$4,416
Current ratio	2.28:1	2.43:1

Cash Flows from Investing Activities - Continuing Operations
In the first nine months of 2024, cash used for investing activities of continuing operations was $725 million, compared with $919 million in the first nine months of 2023. The decrease in cash used for investing activities of continuing operations is primarily attributable to the decline of cash going towards acquisition of property and businesses partially offset by the absence of proceeds from sales and maturity of investments.

Cash Flows from Financing Activities - Continuing Operations
In the first nine months of 2024, cash used for financing activities of continuing operations was $1,671 million compared with $2,359 million in the same period last year. The decrease in cash used for financing activities of continuing operations is primarily attributable to the decrease in share buyback activities partially offset by the partial redemption of the 2038 notes.

Cash Flows from Discontinued Operations
In the first nine months of 2024, cash used from discontinued operations was $469 million compared with $236 million in the same period last year. The cash used from discontinued operations primarily includes $408 million related to the Water District Settlement Fund that was removed from Restricted cash and cash equivalents in the second quarter 2024 upon final judgment, along with other MOU activity and transaction costs. Refer to Notes 4 and 14 to the interim Consolidated Financial Statements for additional information. For the nine months ended September 30, 2023, the interim Consolidated Statements of Cash Flows present the cash flows of Delrin® and transaction costs from the M&M Divestiture as discontinued operations.

Dividends
On February 5, 2024, the Board of Directors declared a first quarter 2024 dividend of $0.38 per share, paid on March 15, 2024, to shareholders of record on February 29, 2024.

On April 17, 2024, the Board of Directors declared a second quarter 2024 dividend of $0.38 per share, paid on June 17, 2024, to shareholders of record on May 31, 2024.

On June 27, 2024, the Board of Directors declared a third quarter 2024 dividend of $0.38 per share, paid on September 16, 2024, to shareholders of record on August 30, 2024

On October 16, 2024, the Company announced that its Board declared a fourth quarter dividend of $0.38 per share payable on December 16, 2024, to shareholders of record on November 29, 2024.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three intended financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as a reduction to retained earnings of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and were recorded as a reduction of retained earnings in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completed the $5B Share Buyback Program and the Company's stock repurchase authorization.

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. At this time and with the continued focus on the Intended Business Separations, the Company does not currently plan to complete the remaining authorization under the $1B Share Buyback Program.

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

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $19 million by year-end 2024 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $179 million inception-to-date, consisting of severance and related benefit costs of $100 million and asset related charges of $79 million. At September 30, 2024, total liabilities related to the 2023-2024 Restructuring Program were $51 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the interim Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $26 million in "Cost of Sales" within the interim Consolidated Statements of Operations for the nine months ended September 30, 2024. The Company expects the program to be substantially complete by the end of 2024. See Note 6 and 21 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

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

As of September 30, 2024, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
For the three months ended September 30, 2024, there were no purchases of the Company’s common stock. At September 30, 2024, $500 million is the approximate dollar value of shares that remain authorized for repurchase under the $1B Share Buyback Program repurchase authorization.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 5, 2024

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware