Form 10-K
period 2024-12-31
DuPont de Nemours, Inc.
filed 2025-02-14
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $34 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 418,049,127 shares of common stock, $0.01 par value, outstanding at February 12, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2024

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
On May 22, 2024, DuPont announced a plan to separate each of its Electronics and Water businesses in a tax-free manner to its shareholders, (the “Previously Intended Business Separations”). On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”). DuPont also announced that it would retain the Water business. The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the filing and effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

Effective in the first quarter 2025, in light of the Intended Electronics Separation, the Company will realign its management and reporting structure. This realignment will result in a change in reportable segments in the first quarter of 2025 which will change the manner in which the Company reports its financial results by segment (the "2025 Segment Realignment"), principally with the businesses comprising the Intended Electronics Separation to be reported as a single reportable segment. The businesses that comprise the Intended Electronics Separation are the businesses that currently comprise Semiconductor and Interconnect Solutions, as well as the electronics businesses that are currently part of Industrial Solutions. The results of operations discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the segment information in the Consolidated Financial Statements, are not reflective of the impact of 2025 Segment Realignment.

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The net trade revenue table, within Note 5 to the Consolidated Financial Statements, has been recast for all periods presented to reflect the new structure. The realignment did not result in changes to total Electronics & Industrial segment net sales.

On November 1, 2023, DuPont completed the divestiture of the Delrin® acetal homopolymer (H-POM) business to TJC LP, (the “Delrin® Divestiture”). On November 1, 2022, DuPont completed the divestiture of the majority of the historic Mobility & Materials segment, (the “M&M Divestiture”). The results of operations for the year ended December 31, 2023, present the financial results of the Delrin® Divestiture as discontinued operations. The results of operations for the year ended December 31, 2022, present the financial results of both the M&M Divestiture and the Delrin® Divestiture as discontinued operations. Unless otherwise indicated, the discussion of results, including the financial measures further discussed below, refers only to DuPont's Continuing Operations and does not include discussion of balances or activity of the M&M Divestiture or the Delrin® Divestiture.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target, “outlook,” “stabilization,” “confident,” “preliminary,” “initial,” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding outlook, expectations and guidance. Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont’s control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the ability of DuPont to effect the Intended Electronics Separation and to meet the conditions related thereto; (ii) the possibility that the Intended Electronics Separation will not be completed within the anticipated time period or at all; (iii) the possibility that the Intended Electronics Separation will not achieve its intended benefits; (iv) the impact of Intended Electronics Separation on DuPont’s businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on DuPont’s resources, systems, procedures and controls, diversion of management’s attention and the impact and possible disruption of existing relationships with customers, suppliers, employees and other business counterparties; (v) the possibility of disruption, including disputes, litigation or unanticipated costs, in connection with the Intended Electronics Separation; (vi) the uncertainty of the expected financial performance of DuPont or the separated company following completion of the Intended Electronics Separation; (vii) negative effects of the announcement or pendency of the Intended Electronics Separation on the market price of DuPont’s securities and/or on the financial performance of DuPont; (viii) the ability to achieve anticipated capital structures in connection with Intended Electronics Separation, including the future availability of credit and factors that may affect such availability; (ix) the ability to achieve anticipated credit ratings in connection with the Intended Electronics Separation; (x) the ability to achieve anticipated tax treatments in connection with the Intended Electronics Separation and completed and future, if any, divestitures, mergers, acquisitions and other portfolio changes and the impact of changes in relevant tax and other laws; (xi) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (xii) indemnification of certain legacy liabilities; (xiii) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Intended Electronics Separation and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (xiv) the risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs from, among other events, pandemics and responsive actions; (xv) adverse changes in worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions; and other factors beyond DuPont’s control, including inflation, recession, military conflicts, natural and other disasters or weather-related events, that impact the operations of DuPont, its customers and/or its suppliers; (xvi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (xvii) the risks associated with continuing or expanding trade disputes or restrictions, new or increased tariffs or export controls including on exports to China of U.S.-regulated products and technology; (xviii) the risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy, including the actual conduct of DuPont’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; (xix) other risks to DuPont’s business and operations, including the risk of impairment; and (xx) other risk factors discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

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

DuPont is a global innovation leader with technology-based materials and solutions that help transform industries and everyday life by applying diverse science and expertise to help customers advance their best ideas and deliver essential innovations in key markets including electronics, transportation, construction, water, healthcare and worker safety. At December 31, 2024, the Company has subsidiaries in about 50 countries worldwide and manufacturing operations in about 24 countries. See Note 23 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

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

Intended Electronics Separation
On May 22, 2024, DuPont announced a plan to separate each of its Electronics and Water businesses in a tax-free manner to its shareholders, (the “Previously Intended Business Separations”). On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”). DuPont also announced that it would retain the Water business. The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of a tax opinion from counsel, the filing and effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

Financial Flexibility and Return of Excess Capital
Following the M&M Divestiture, in November 2022, DuPont redeemed in full $2.5 billion in fixed-rate long term senior unsecured notes due November 2023. Following the announcement of the Previously Intended Business Separations, in the second quarter 2024, DuPont completed a partial redemption of $650 million aggregate principal amount of its 2038 Notes and entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements.

In the fourth quarter of 2022, DuPont's Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $5 billion of common stock, (the "$5B Share Buyback Program”). In the third quarter 2023, the Company completed the repurchase and retired a total of 46.8 million shares of common stock with $250 million of such repurchases completing the $1 billion share repurchase program approved in February 2022 and the remaining $3 billion under the $5B Share Buyback Program.

In the first quarter of 2024, the Company completed the remaining $2 billion of buyback authority under the $5B Share Buyback Program repurchasing 27.9 million shares. In the first quarter of 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (the "$1B Share Buyback Program”). The $1B Share Buyback Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors.

In the second quarter of 2024, DuPont completed an accelerated stock repurchase transaction (“ASR") for the repurchase of about $500 million of common stock. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the transaction. In connection with the Previously Intended Business Separations and continuing in light of the Intended Electronics Separation, DuPont announced its intent not to complete the remaining $500 million in share buyback authority under the $1B Share Buyback Program.

For more information, see the discussion of Liquidity & Capital Resources in See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Targeted Acquisitions
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”) which is part of Industrial Solutions within the Electronics & Industrial segment.

On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle Plastics"), (the "Donatelle Plastics Acquisition"), which is being integrated into Industrial Solutions within the Electronics & Industrial segment.

See Note 3 to the Consolidated Financial Statements for more information.

Water District Settlement Agreement
In April 2024, the $1.185B Water District Settlement became final and therefore DuPont’s $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within cash flows from discontinued operations during the year ended December 31, 2024. See Note 16 to the Consolidated Financial Statements for additional information.

BASIS OF PRESENTATION
The M&M Divestitures represent a strategic shift with a related major impact on DuPont's operations and results.

The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2024 and 2023, the results of operations of DuPont for the years ended December 31, 2024, 2023 and 2022, and the Consolidated Statements of Cash Flows giving effect to the M&M Divestitures as if it had occurred on January 1, 2022, with the historical financial results of the businesses divested as part of the M&M Divestitures (the "M&M Businesses") reflected as discontinued operations, as applicable. The comprehensive income related to the M&M Businesses has not been segregated and are included in the Consolidated Statements of Comprehensive Income, for the year ended December 31, 2024, 2023 and 2022, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses.

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

ELECTRONICS & INDUSTRIAL
Electronics & Industrial is a leading global provider of differentiated materials and component solutions for high performance computing, 5G, electric vehicles ("EV"), a broad range of consumer electronics including mobile devices, television monitors, personal computers and a variety of other industries including aerospace, defense, transportation, healthcare and medical devices. The segment supplies industry leading materials and solutions for the fabrication of semiconductors and integrated circuits addressing multiple steps of the manufacturing process. The segment offers a broad portfolio of semiconductor and advanced packaging materials, providing chemical mechanical planarization ("CMP") pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for advanced chip packaging; along with silicones for light emitting diode ("LED") packaging and semiconductor applications. Electronics & Industrial also provides permanent and process chemistries for the fabrication of printed circuit boards to include laminates and substrates, electroless and electrolytic metallization solutions, as well as patterning solutions and materials and innovative metallization processes for metal finishing, decorative, and industrial applications and provides high-performance electromagnetic shielding and thermal management solutions. With the acquisitions of Spectrum and Donatelle, Electronics & Industrial also produces specialty medical devices. Electronics & Industrial is a leading global supplier in the packaging graphics industry providing photopolymer plates and platemaking systems used in flexographic printing and digital inks for textile, commercial and home-office printing applications. The segment also provides cutting-edge materials for the manufacturing of rigid and flexible displays for organic light emitting diode ("OLED") and other display applications. In addition, the segment produces high performance parts and specialty silicone elastomers and lubricants to meet customer specifications in automotive, aerospace, electronics, industrial and healthcare markets. Electronics & Industrial addresses these markets by leveraging a strong science and technology base and customer-driven application engineering capabilities to provide the critical materials and solutions for creating a more connected and digital world.

Acquisitions & Divestitures
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC. Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle Plastics is presented within the Industrial Solutions business.

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

Details on Electronics & Industrial's 2024 net sales, by major product line and geographic region, are as follows:

Products
Major applications/market segments and technologies are listed below by major product line:

Major Product Line	Applications/Market Segments	Technologies
Semiconductor Technologies	Integrated circuit fabrication for memory and logic semiconductors	CMP consumables, photolithography materials, semiconductor fabrication materials, fabrication cleaners and removers, advanced chip packaging materials and thermal management materials, OLED and other display process materials
Interconnect Solutions	Printed circuit board, electronic and industrial finishing	Circuit packaging film and laminate materials, interconnect metallization and imaging process chemistries, dry film photoresists, polyimide films, flexible circuit materials, LED encapsulants, electromagnetic shielding and thermal management materials
Industrial Solutions [1]	Flexographic printing and inkjet printing, high performance parts and specialty silicones for automotive, aerospace, electronics, industrial, healthcare and medical device markets	Flexographic printing plates and materials, digital inks, perfluoroelastomer and polyimide parts and shapes, specialty silicone elastomers and lubricants, and specialty extrusion and molded parts for medical devices and components
1. Donatelle Plastics, a recently acquired component of the Electronics & Industrial segment, has been included within the Industrial Solutions business.

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

Current and Future Investments
The Company will invest approximately $70 million in its Electronics & Industrial segment to build new production assets at a Dayton, Ohio plant. The new assets will expand polymer production capacity to meet growing customer demand from the semiconductor market. At December 31, 2024, the Company had spent approximately $19 million since the start of the project and expects the new assets to be operational by the end of 2026.

Additionally, the Company expects to invest about $165 million over the next five years at its Newark, Delaware plant to expand domestic production capacity to meet global customer demand from the semiconductor market. The multi-year investment plan will expand capacity and improve reliability for domestic supply assurance, improve product quality and consistency for advanced nodes, and expand manufacturing capabilities to enable new technology. At December 31, 2024, the Company had spent approximately $40 million under the investment plan.

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

Details on Water & Protection's 2024 net sales, by major product line and geographic region, are as follows:

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

Current and Future Investments
The Company completed the previously announced plans to increase capacity for the manufacture of TYVEK® nonwoven materials at its Luxembourg site due to growing global demand. The new assets were online and operational in early 2024 and the total investment was approximately $400 million.

CORPORATE & OTHER
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines. Corporate & Other includes DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture. The results of Corporate & Other also include the sales and activity of certain divested businesses including the operations of the Biomaterials business unit divested in May 2022. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

The costs of the M&M Businesses that are classified as discontinued operations include only direct operating expenses incurred prior to the M&M Divestiture on November 1, 2022 and costs which the Company stopped incurring upon the close of the Delrin® Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs related to activities the Company continues to undertake post-closing of the M&M Divestitures, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate & Other but are excluded from Operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate & Other and are included within Operating EBITDA.

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

SIGNIFICANT CUSTOMERS AND COMPETITION
In 2024, no significant portion of the Company's sales was dependent upon a single customer. The markets in which the Company participates compete primarily through technology, range of products and services, performance, quality, reliability, brand, reputation, service and support. The Company provides extensive support, technical services and testing services for its customers, in addition to new product development. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, customer intimacy, global manufacturing capability and local service capability enable it to compete successfully.

DuPont is a multi-industrial company and is subject to competition across all product and service areas. Key competitors include but are not limited to:
•Electronics & Industrial: Element Solutions, Entegris, Fujifilm, Henkel, JSR, Merck KGaA, MKS Instruments, and Resonac.
•Water & Protection: 3M, Honeywell, Hydranautics, Kingspan, Kolon, Lanxess, Owens-Corning, Ecolab, Avient, Toray, Teijin, and Yantai.

Against this competitive backdrop, value-in-use is the primary driver of price for the Company’s products, although price is impacted by many factors including, among others, fluctuations in supply and demand, and availability and cost of key manufacturing inputs including raw materials and energy.

SOURCES AND AVAILABILITY OF MAJOR RAW MATERIALS
The Company uses a wide variety of raw materials in the manufacturing of products. The prices of raw materials are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions and inflationary cost pressures. The Company actively works to mitigate impacts of such conditions.

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

SEASONALITY
Certain of the Company's sales are seasonal as consumer electronics and North American and European construction end-market demand generally increases in the second and third fiscal quarters resulting in sales increases in Interconnect Solutions and Shelter Solutions, respectively. This seasonality is partially mitigated by the other products provided by the Company that have no material seasonal effect.

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

The protection afforded by patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country and type of patent protection. The term of these patents is approximately twenty years from the filing date in general, but varies depending on country and type of patent protection. DuPont's significant patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2024, the Company owned about 12,800 patents and patent applications globally. Approximately 80 percent of the Company’s patent estate has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or the product line to product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

ENVIRONMENTAL REGULATORY MATTERS
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. For more information see: (1) Environmental Proceedings on page 30, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37, (3) Notes 1 and 16 to the Consolidated Financial Statements.

SUSTAINABILITY
DuPont’s purpose is to empower the world with the essential innovations to thrive. The Company operates within four core values of protecting safety and health; respect for people; conduct in accordance with the highest ethical behavior; and protecting the planet. DuPont’s sustainability strategy is focused on driving innovations to create sustainable solutions that help address the most pressing challenges facing society and the planet; enhancing the sustainability of its operations and facilities; and protecting the health and well-being of its employees and communities. DuPont believes that climate change is an important global environmental issue that presents risks and opportunities. The Company is continuously evaluating opportunities for existing and new product and service offerings to meet the anticipated demands of a low-carbon economy.

Information about DuPont’s sustainability-related policies, programs, initiatives and goals is available under Sustainability in the "About Us" section of its website. The Company’s 2024 Sustainability Report, which is aligned to the Global Reporting Initiative (“GRI”) Standards and the Sustainability Accounting Standards Board ("SASB") frameworks, includes information based on the businesses and facilities owned and operated by the Company during the calendar year 2023.

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

HUMAN CAPITAL
Foundational to the Company’s current and future success is its employees, who drive the Company’s strategic vision, manage operations and develop products. The Company focuses significant attention on attracting, motivating and retaining talent at all levels. Through training and professional development initiatives, promoting a respectful and welcoming culture, and emphasizing the importance of health, safety and well-being, the Company’s aim is to create an environment that fully supports the needs of its employees providing opportunity for financial and career growth, an inclusive and collegial experience and purpose in doing work that matters.

The Company is committed to upholding a workplace culture that prioritizes the wellbeing and fulfillment of our employees and strongly believes that this approach not only aligns with our values but also positively impacts our long-term performance. To ensure that the Company is consistently fulfilling this commitment, DuPont regularly gathers feedback from our colleagues and analyzes our progress. Annually, an enterprise-wide engagement survey is conducted, which provides insight into employee morale and aspects of workplace culture like core values, commitment to ethical behavior, teamwork and employee development.

The Company is committed to creating a high-performance culture built on continual learning to support the strategic needs of its workforce. The professional growth of our people is essential to the growth of our business. Our annual goal process asks employees to not only identify three key goals around business contributions but also and one goal focused on self-development. The Company has prioritized learning and career development opportunities for leaders and all employees. The Company offers a wide set of training, education and development opportunities, both formally and informally, throughout the year. All employees take part in a mix of on-the-job training and appropriate learning and training opportunities focusing on topics that are the most critical and relevant to each employees’ job function. Employees have the freedom to create meaningful development plans, identify goals, and take steps to achieve them.

The Company is committed to ensuring fair access to growth and fulfillment opportunities for its employees and to positively impacting communities in which it operates. In furtherance of these commitments, the Company supports several employee-led resource groups which are open to all employees.

Organizational culture is only as strong and resilient as its leaders; therefore, DuPont invests in leadership development. DuPont provides programming to equip leaders with the skills needed to support our employees through effective leadership. Annually, our senior leadership identifies key talent based on performance, potential and aspiration to develop for advancement.

The Company's success also depends on the well-being of employees, including physical, mental and emotional health. DuPont employees have access to online health resources through our global wellness provider to help them improve their overall well-being, including a health assessment, healthy habit building and tracking, videos and content to reduce stress and increase resilience, better sleep habits, nutrition guides, company wellness challenges, and financial wellness education. The Company continues to provide no-cost Employee Assistance Program ("EAP") services to all employees globally and their immediate household members. All employees also have the support of the Company’s Health Services teams, which provides onsite and intranet-based services to support and monitor the health and welfare of employees. The Company’s larger manufacturing and research sites have onsite clinics where employees can get occupational care, first aid treatment, travel vaccinations and referrals for off-site medical care. The Company continuously strives for zero workplace injuries, occupational illnesses and incidents. The Company’s safety metrics are continually measured against this goal, and DuPont’s Environmental, Health, Safety & Sustainability Committee oversees improvements in the Company's health and safety practices. Health Services also assesses health risks across DuPont to find out which health concerns are most important to the Company's employees, conducts medical surveillance exams based on occupational risks and regulatory compliance priorities flagged by DuPont’s Environmental, Health and Safety team.

As of December 31, 2024, the Company employed approximately 24,000 people worldwide. Approximately 34 percent of employees were in Asia Pacific, 16 percent were in the EMEA, 5 percent were in Latin America and 45 percent were in the U.S and Canada. Within the United States, about 6,000 employees were in non-exempt or hourly-rate positions.

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

Risks related to the Intended Electronics Separation

DuPont may be unable to achieve all the benefits that it expects to achieve from the Intended Electronics Separation, if the Intended Electronics Separation is effected at all.
The success of the Intended Electronics Separation ultimately depends on, among other things, DuPont's ability to internally separate the Electronics business in a manner that facilitates the Intended Electronics Separation on a U.S. federal income tax-free basis and enables the future Electronics company as well as “new” DuPont, as a diversified industrials-focused company, (the “FutureCos” and each, a “FutureCo”), to benefit from increased focus and agility in their respective industries.

DuPont, and each of its businesses, has and continues to benefit from efficiencies through the optimization of its global footprint, leveraging of corporate, procurement and functional services and costs across all of its businesses. While the Intended Electronics Separation is expected to create dis-synergies, the intent is to stand the FutureCos in a way that is favorably competitive for each FutureCo’s respective industry.

The separation and distribution transactions necessary to effectuate the Intended Electronics Separation will be complex, costly and time-consuming, and are subject to difficulties, uncertainties and unanticipated risks, each of which may diminish the benefits the Company expects to realize from the Intended Electronics Separation. These include, but are not limited to:

•delays, both generally and as a result of failure to satisfy all of the required conditions to the Intended Electronics Separation;
•unanticipated developments or changes, including changes in law, macroeconomic environment, market conditions or political or regulatory conditions, including as a result of executive orders;
•difficulties in standing the FutureCos and completing the Intended Electronics Separation in an efficient and effective manner to achieve business opportunities and growth prospects;
•costs or inefficiencies associated with dis-synergies, including due to increased borrowing costs;
•the diversion of management’s attention from ongoing business concerns and performance shortfalls at the Company as a result of the devotion of management’s attention to the Intended Electronics Separation;
•the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the Intended Electronics Separation;
•unanticipated issues in creating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;
•impact on relationships with employees, suppliers, customers, distributors, licensors and other stakeholders;
•tax costs or inefficiencies associated with the Intended Electronics Separation; and
•potential negative reactions from the financial markets if the Company fails to complete the Intended Electronics Separation, as currently expected, within the anticipated time frame or at all.

If the Intended Electronics Separation is completed, each of the FutureCos will incur ongoing costs of operating as independent companies that will no longer be shared, and each of the FutureCos will be smaller, less diversified companies with more limited businesses concentrated in their respective industries than DuPont is today. As a result, the FutureCos may be more vulnerable to changing market conditions, be subject to costs that exceed the Company’s estimates and the Intended Electronics Separation may result in existing shareholders divesting the stock of the FutureCos where investment strategies no longer align, which may affect the market price of the respective FutureCos’ common stock following the consummation of the Intended Electronics Separation. Each of these risks may diminish the benefits the Company expects to realize from the Intended Electronics Separation. Further, if the Intended Electronics Separation is ultimately not consummated, the anticipated benefits, operational efficiencies, business opportunities and growth prospects may not be realized fully or at all, or may take longer to realize than expected, and the value of common stock, the revenues, levels of expenses and results of operations of each of the FutureCos may be adversely affected. In addition, the Company will have incurred costs (which may be significant) without realizing the benefits of such transaction.

The Intended Electronics Separation may adversely impact DuPont’s ability to access the capital markets and its cost of capital.
The Intended Electronics Separation may have the effect of, among other things:
•requiring the Company to dedicate significant cash flow to the Company’s debt, including, without limitation, the payment of principal and interest, payment of costs associated with the refinance, repayment, redemption, repurchase or exchange of the Company’s outstanding debt, and payment of costs associated with the Intended Electronics Separation, which will reduce funds the Company has available for other purposes;
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

DuPont’s primary sources of liquidity to finance operations, including stock repurchases and dividends on its common stock, is cash generated by its businesses and access to the debt capital markets. Further, DuPont is considering potentially repaying, redeeming, repurchasing or exchanging some or all of its senior notes, of which there are about $7.2 billion aggregate principal amount outstanding, with maturities in 2025, 2028, 2038 and 2048. If the Company’s ability to continue to raise money in the debt capital markets is impaired, or if there is a significant increase in the cost of debt, there may be a significant negative effect on the Company’s liquidity. If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, it could restrict the Company’s current operations, activities under its current and future stock buyback programs, and the Company’s growth opportunities, which could adversely affect the Company’s operating results.

If the intended distribution of the Electronics FutureCo, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then DuPont could be subject to significant tax liability.
It is expected that DuPont will receive a tax opinion from Skadden, Arps, Slate, Meagher & Flom LLP, its tax counsel, as a condition to the distribution, in form and substance acceptable to DuPont, substantially to the effect that, among other things, such distribution along with certain related transactions will qualify for non-recognition treatment under the Internal Revenue Code of 1986, as amended (the “Code,” and such opinion, the “Tax Opinion”). The Tax Opinion is expected to rely on certain facts, assumptions, and undertakings, and certain representations from DuPont and the Electronics FutureCo, regarding the past and future conduct of each of their respective businesses and other matters. Notwithstanding the receipt of the Tax Opinion, the Internal Revenue Service (the “IRS”) could determine on audit that the distribution and/or certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinion. If the distribution and/or certain related transactions fail to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law, it is expected that DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

Generally, corporate taxes resulting from the failure of the distribution to qualify for tax-free treatment for U.S. federal income tax purposes would be imposed on DuPont. Under a tax matters agreement expected to be entered into between DuPont and the Electronics FutureCo, the responsibility for such taxes may be allocated between the FutureCos under certain circumstances and each FutureCo may be obligated to indemnify the other against any such taxes imposed on it. To the extent that DuPont is responsible for any liability as a result of the failure of the distribution and/or certain related transactions to qualify for non-recognition treatment for U.S. federal income tax purposes, there could be a material adverse impact on DuPont’s business, financial condition, results of operations and cash flows in reporting periods following the Intended Electronics Separation.

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

DuPont received an opinion of counsel and also obtained a private letter ruling from the IRS regarding certain matters impacting the U.S. federal income tax treatment of the separation and transfer by DuPont of its N&B Business (the “N&B Contribution”), N&B Distribution, Special Cash Payment and certain related transactions. The conclusions of the IRS private letter ruling were based, among other things, on various factual assumptions DuPont authorized and representations DuPont made to the IRS. If any of those assumptions or representations are, or become, inaccurate or incomplete, reliance on the IRS private letter ruling may be affected.

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
After the separations and DWDP Distributions, there are several significant areas where the liabilities of Dow and Corteva may become the Company’s obligations, either in whole or in part. For example, to the extent that any subsidiary of the Company was included in the consolidated tax reporting group of either TDCC or EIDP for any taxable period or portion of any taxable period ending on or before the effective date of the DWDP Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of TDCC or EIDP, as applicable, for such taxable period. In connection with the separations and DWDP Distributions, DuPont, Dow and Corteva have entered into a Tax Matters Agreement, as amended (the "DWDP Tax Matters Agreement"), that allocates the responsibility for prior period consolidated taxes among Dow, Corteva and DuPont. If Dow or Corteva are unable to pay any prior period taxes for which it is responsible, however, DuPont could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

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
Pursuant to the DWDP Separation and Distribution Agreement, the DWDP Employee Matters Agreement, and the DWDP Tax Matters Agreement (collectively, the “Core Agreements”) with Dow and Corteva, as well as the Letter Agreement between DuPont and Corteva, DuPont has agreed to assume, and indemnify Dow and Corteva for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business.

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

At December 31, 2024, the Company has recorded an indemnification liability related to Stray Liabilities. The Company recognizes an indemnification liability when a loss is reasonably probable and can be reasonably estimated. While the Company has established processes and controls over the information to support its accounting for indemnification liabilities with each of Corteva and Dow, the Company is reliant on the accuracy, transparency, completeness and timeliness of information from the applicable party, either Corteva or Dow, that retains direct liability for the underlying matter. Estimating indemnified costs of environmental remediation and compliance activities is particularly difficult since such activities are dependent on the nature of and activity at specific sites; new and evolving analytical, operating and remediation technologies and techniques; agreed action plans; changes in environmental regulations; permissible levels of specific compounds in water, air or soil; enforcement theories and policies, including efforts to recover natural resource damages; and the presence and financial viability of other potentially responsible parties.

At December 31, 2024, the Company had recorded indemnification assets related to Stray Liabilities and other matters. Although the Company believes it is remote, there can be no assurance that any such third-party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third-party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows. See discussion of the Core Agreements in Note 4 to the Consolidated Financial Statements and Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements.

On January 22, 2021, DuPont, Corteva and Chemours entered into a cost sharing arrangement related to future eligible PFAS costs. The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies, including expected performance under and impact of the cost sharing arrangement.
While the cost sharing arrangement related to future PFAS eligible costs reduces uncertainty, its ultimate impact on the Company depends on a number of factors and uncertainties that include, but are not limited to: the achievement, terms and conditions of future agreements, if any, related to the cost sharing arrangement; the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations, including under Comprehensive Environmental Response, Compensation and Liability Act; changes in laws and regulations applicable to PFAS chemicals, changes in applicable health advisory levels and in chronic reference doses for PFAS in drinking water; the performance by each of the parties of their respective obligations under the cost sharing arrangement.

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
The completed distributions of Corteva and Dow were each conditioned upon the receipt of an opinion from Skadden, Arps, Slate, Meagher & Flom LLP, the Company’s tax counsel, regarding the qualification of the applicable distribution along with certain related transactions as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Code (such opinions, the “DWDP Tax Opinions”). The DWDP Tax Opinions relied on certain facts, assumptions, and undertakings, and certain representations from the Company, Dow and Corteva, as applicable, as well as the IRS Ruling (as defined below). Notwithstanding the DWDP Tax Opinions and the IRS Ruling, the IRS could determine on audit that either, or both, of the distributions and certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the DWDP Tax Opinions.

Even if a distribution otherwise constituted a tax-free transaction to stockholders under Section 355 of the Code, the Company could be required to recognize corporate level tax on such distribution and certain related transactions under Section 355(e) of the Code if the IRS determines that, as a result of the DWDP Merger or other transactions considered part of a plan with such distribution, there was a 50 percent or greater change in ownership in the Company, Dow or Corteva, as relevant. In connection with the DWDP Merger, the Company sought and received a private letter ruling from the IRS regarding the proper time, manner and methodology for measuring common ownership in the stock of the Company, EIDP and TDCC for purposes of determining whether there was a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the DWDP Merger (the “IRS Ruling”). The DWDP Tax Opinions relied on the continued validity of the IRS Ruling and representations made by the Company as to the common ownership of the stock of TDCC and EIDP immediately prior to the DWDP Merger, and concluded that there was not a 50 percent or greater change of ownership for purposes of Section 355(e) as a result of the DWDP Merger. Notwithstanding the DWDP Tax Opinions and the IRS Ruling, the IRS could determine that a distribution or a related transaction should nevertheless be treated as a taxable transaction to the Company if it determines that any of the Company’s facts, assumptions, representations or undertakings was not correct or that a distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the DWDP Tax Opinions that are not covered by the IRS Ruling.

Generally, corporate taxes resulting from the failure of a distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on the Company. Under the DWDP Tax Matters Agreement, Dow and Corteva are generally obligated to indemnify the Company against any such taxes imposed on it. However, if a distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the DWDP Merger and the distributions, then under the DWDP Tax Matters Agreement, the Company and Corteva, on the one hand, and Dow, on the other hand, would share the tax liability resulting from such failure in accordance with the relative equity values of the Company and Dow on the first full trading day following the distribution of Dow, and the Company and Corteva would in turn share any such resulting tax liability in accordance with the relative equity values of the Company and Corteva on the first full trading day following the distribution of Corteva. Furthermore, under the terms of the DWDP Tax Matters Agreement, a party also generally will be responsible for any taxes imposed on the other parties that arise from the failure of either distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to such party, or such party's affiliates’, stock, assets or business, or any breach of such party's representations made in connection with the IRS Ruling or in any representation letter provided to a tax advisor in connection with certain tax opinions, including the DWDP Tax Opinions, regarding the tax-free status of the distributions and certain related transactions. To the extent that the Company is responsible for any liability under the DWDP Tax Matters Agreement, there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

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

DuPont’s manufacturing operations may be adversely affected by impacts of pandemics including government actions and other responsive measures, quarantines and health and availability of essential onsite personnel. DuPont is unable to predict the extent of pandemic related impacts on its business, results of operations, access to sources of liquidity and financial condition which depends on highly uncertain and unpredictable future developments. DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont, when necessary, will take actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the Company may consider further reductions in or furloughing additional operations in response to further and/or deeper declines in demand and/or or supply chain disruptions. There can be no guaranty that such actions would significantly mitigate the impact on the company’s business, results of operations, access to sources of liquidity or financial condition and the Company may experience materially adverse impacts to its business, results of operations, financial condition and cash flows as a result of related global economic impacts, including inflationary pressures that have occurred and may continue to occur in the future.

In light of the Previously Intended Business Separations and continuing in connection with the Intended Electronics Separation, DuPont has announced it does not expect to complete $500 million in share buyback authority it has under the $1B Share Buyback Program. DuPont may not realize the anticipated benefits of future share repurchase programs and any failure to repurchase the Company’s common stock after DuPont has announced its intention to do so may negatively impact the Company’s stock price.
Under future share repurchase programs, DuPont may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The timing and amount of any repurchases, if any, will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after the Company has announced its intention to do so may negatively impact DuPont’s reputation, investor confidence and the price of the Company’s common stock.

The existence of share repurchase programs could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for DuPont stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of DuPont common stock may decline below the levels at which DuPont repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

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

Like other major corporations, DuPont is the target of cyber-attacks, from time to time, which include phishing, spam emails, hacking, social engineering, industrial espionage and malicious software. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, risks from previous cybersecurity incidents, have not materially affected the Company, including its strategy, results of operations or financial condition. Although, there can be no assurance that DuPont will not suffer such losses in the future.

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

DuPont has designed and implemented internal controls intended to restrict access to and unauthorized use of the Company’s confidential information and trade secrets. Despite these precautions, the Company’s confidential information and trade secrets are vulnerable to unauthorized access and use through employee error or actions, theft by employees or third parties, cybersecurity incidents and other security breaches. When unauthorized access and use is discovered, DuPont considers the matter for report to governmental authorities for investigation, as appropriate, and takes measures intended to stop and contain unauthorized access and to mitigate any potential impact which may include civil actions seeking redress, and/or damages based on loss to the Company and/or unjust enrichment.

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
In connection with completed acquisitions, DuPont has recorded goodwill and other intangible assets on our balance sheet. As a result of the DWDP Merger and related acquisition method of accounting, EIDP’s assets and liabilities were remeasured and DowDuPont recognized them at fair value. Since certain of the Company's assets at December 31, 2024 are heritage EIDP or were subsequently acquired, declines, if any, in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets. Refer to Note 14 of the Consolidated Financial Statements for further information regarding future impairment risk for the Protection reporting unit.

In accordance with US GAAP, at least annually, or more frequently if impairment indicators are identified, DuPont must assess both goodwill and indefinite-lived intangible assets for impairment. In addition, in connection with the 2025 Segment Realignment, the Company will realign its operating and reportable segments which is expected to change the composition of reporting units. The associated reporting units' goodwill and indefinite-lived intangible assets will be assessed for impairment before and after the 2025 Segment realignment which could result in future impairments. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. If testing indicates that goodwill or intangible assets are impaired, their carrying values will be written down based on fair values with a charge against earnings. Where DuPont utilizes discounted cash flow methodologies in determining fair values, significant negative industry or economic trends and forecasts (including projected revenue growth, EBITDA, capital expenditures, weighted average cost of capital, terminal growth rates, and the tax rates), disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of the Company's business, divestitures, market capitalization declines or increases in associated discount rates may impair our goodwill and other intangible assets. When DuPont utilizes the market approach in determining fair values, adverse changes in projected EBITDA and derived multiples from comparable market transactions may impair our goodwill. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact the Company’s business, results of operations, financial condition and cash flows.
DuPont has stated that it will actively manage its portfolio and continually evaluate opportunities to optimize its mix of businesses to align with its growth objectives. At times, DuPont may engage in M&A activities including reviewing acquisition opportunities, responding to incoming inquiries, and evaluating strategic alternatives for its businesses. These activities may or may not result in a transaction. If DuPont is unable to successfully integrate and develop acquired businesses, DuPont could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the Company’s financial results. DuPont expects to continually review the Company’s portfolio of assets for contributions to the Company’s objectives and alignment with the Company’s growth strategy. The Letter Agreement between the Company and Corteva limits DuPont’s ability to separate certain businesses and assets to third parties without assigning certain of its indemnification obligations under the DWDP Separation and Distribution Agreement to the transferee of such businesses and assets or meeting certain other alternative conditions. DuPont may be unable to meet the conditions under the Letter Agreement, if applicable. Even if the conditions under the Letter Agreement are met or are not applicable, DuPont may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings. Moreover, DuPont might incur asset impairment charges related to acquisitions or divestitures that reduce the Company’s earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful and/or the Company fails to effectively manage its cost as its portfolio evolves, it could adversely impact the Company’s business, results of operations, financial condition and cash flows.

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
DuPont relies on access to the debt capital markets and other short-term borrowings to finance the Company’s long-term and day-to-day operations. A decrease in the ratings assigned to it by the ratings agencies may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. The major rating agencies will routinely evaluate the Company’s credit profile and assign debt ratings to it. This evaluation is based on a number of factors, which include weighing the Company’s financial strength versus business, industry and financial risk. The addition of further leverage to the Company’s capital structure could impact the Company’s credit ratings. Failure to maintain an investment grade rating at the Company’s current level would adversely affect the Company’s cost of funding and the Company’s results of operations and could adversely affect the Company’s liquidity and access to the capital markets. Any limitation on the Company’s ability to continue to raise money in the debt capital markets could have a substantial negative effect on the Company’s liquidity. If DuPont is unable to generate sufficient cash flow or maintain access to adequate external financing, it could restrict the Company’s current operations, activities under its current and future share buyback programs, and the Company’s growth opportunities, which could adversely affect the Company’s operating results.

A significant percentage of the Company’s net sales are generated from the Company’s international operations and are subject to economic, geo-political, foreign exchange and other risks.
DuPont does business globally in about 50 countries. The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 67 percent of net sales on a continuing operations basis for the year ended December 31, 2024. With Asia Pacific as the Company’s largest region by revenue and China as the largest country within the Asia Pacific region and second largest globally by revenue, DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant. Risks related to international operations include:
•exchange control regulations
•fluctuations in foreign exchange rates
•foreign investment laws
•GDP growth rate, especially in the U.S. and China

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. As of the year ended December 31, 2024, the Company’s largest currency exposures are the European euro, Chinese renminbi, Japanese yen, South Korean won and Canadian dollar. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
Trade regulations, policies and disputes can and have increased tariffs, trade barriers, limited the Company’s ability to sell certain products to certain customers, and otherwise impacted the Company’s global supply and distribution chains and research and development activities. Continuing or expanding trade restrictions or disputes or changes in international trade policy, including new or increased tariffs or export controls, could adversely impact demand for and manufacture, distribution or sale of the Company’s products, and restrict access to certain markets, any of which could have a material adverse effect on the Company’s results of operations and growth prospects. China’s policy to enhance domestic supply in sectors where the Company competes, could impact future demand for the Company’s products.

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
DuPont continues to be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, product content, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances, which include certain substances of concern, and waste materials. Increasing sustainability reporting, supply chain due diligence and regulatory registrations may incur further costs. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in the regulatory environment could inhibit or interrupt the Company’s operations, require modifications to the Company’s products, processes or facilities or cause the Company to discontinue or relocate the production of certain products. Changes to regulations or the implementation of additional regulations, may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law in the United States. Among other changes to the Code, the IRA imposes a 15 percent corporate alternative minimum tax on certain corporations (the “CAMT”). Changes in tax laws or regulations, including further regulatory developments in connection with the IRA; multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD) including the OECD's Global Anti-Base Erosion ("GloBE") rules under Pillar Two, which introduces a global minimum corporate tax rate set at 15 percent on multinational enterprises; and the OECD’s, European Commission’s and other major jurisdiction’s heightened interest in and taxation of large multi-national companies, increase tax uncertainty and could impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on DuPont’s results of operations.

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

Like other major corporations, DuPont is the target of cyber-attacks from time to time. However, risks from previous cybersecurity incidents, have not materially affected the Company, including its strategy, results of operations or financial condition. For additional information about risks related to cybersecurity, see "The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption of the Company’s information technology or network systems and other business disruptions” in Item 1A. Risk Factors of this Annual Report.

Governance
Roles and Responsibilities
Cybersecurity is an important part of our risk management processes and an area of focus for DuPont’s Board of Directors and management. The CIO and the CISO are primarily responsible for assessing and managing material risks from cybersecurity threats. The CIO has sixteen years of cybersecurity experience, including seven years with DuPont, and the CISO has seventeen years of cybersecurity experience, including over three years with DuPont. Each of the CIO and CISO maintain industry recognized credentials relevant to their roles.

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

The Company has investments in property, plant and equipment related to global manufacturing operations. The number of manufacturing sites at December 31, 2024 is as follows:

Geographic Region	Electronics & Industrial	Water & Protection	Corporate & Other	Total [1]
Asia Pacific	18	9	1	28
EMEA [2]	6	9	2	17
Latin America	4	—	1	5
U.S. & Canada	36	16	8	60
Total	64	34	12	110
1. Sites that are used by multiple segments are included more than once in the figures above.
2. Europe, Middle East, and Africa.

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

EIDP Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the EPA conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“Louisiana DEQ”), EIDP and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair.

For many years, Denka, EIDP, and DuPont, as the current landlord, continued to work with the EPA, DOJ and Louisiana DEQ to achieve an amicable resolution. On February 28, 2023, the United States Government, on behalf of the EPA, filed a lawsuit against Denka in Federal Court in Louisiana claiming that Denka’s continued chloroprene emissions constitute an imminent damage to the public. A DuPont subsidiary is identified as a defendant in this matter simply as a landlord/property owner. The lawsuit seeks injunctive relief requiring Denka to eliminate the alleged imminent and substantial endangerment posed by its chloroprene emissions from the facility. In January 2025, the Court set a pre-trial schedule with an anticipated 10-day trial to begin in the second quarter 2025.

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

During 2024 and 2023, the Company paid quarterly dividends on its common stock of $0.38 and $0.36 per share, respectively.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company's Board of Directors.

At January 31, 2025, there were 60,030 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
In the first quarter of 2024, the Company’s Board of Directors approved the $1B Share Buyback Program authorizing the repurchase and retirement of up to $1 billion of common stock. For the three months ended December 31, 2024, there were no purchases of the Company’s common stock. At December 31, 2024, $500 million is the approximate dollar value of shares that may be purchased by the Company under this program. In connection with the Previously Intended Separations and continuing in light of the Intended Electronics Separation, DuPont announced its intent not to complete the remaining $500 million in share buyback authority under the $1B Share Buyback program. See the discussion under Liquidity and Capital Resources starting on page 47 for more information.

Stockholder Return
The form of the chart presented below is in accordance with the requirements of the U.S. Securities and Exchange Commission. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. The chart illustrates the cumulative total return of the Company's stock based on a presumed investment of $100 on December 31, 2019 and a presumption that all dividends were reinvested. The chart does not reflect the Company's forecast of future financial performance.

Cumulative Total Return	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
DuPont	$100.00	$113.31	$130.75	$113.25	$129.48	$130.81
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Industrials	$100.00	$111.06	$134.52	$127.15	$150.20	$176.44

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Overview
•Analysis of Operations
•Result of Operations
•Segment Results
•Outlook
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Long-Term Employee Benefits
•Environmental Matters

OVERVIEW
As of December 31, 2024, the Company has $1.6 billion of net working capital and $1.9 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

Intended Electronics Separation
On May 22, 2024, DuPont announced a plan to separate each of its Electronics and Water businesses in a tax-free manner to its shareholders, (the “Previously Intended Business Separations”). On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”). DuPont also announced that it would retain the Water business. The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the filing and effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

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

The results of operations for the year ended December 31, 2023 present the financial results of the Delrin® Divestiture through the November 1, 2023 transaction date, as discontinued operations. In the comparative period, the results of operations for the year ended December 31, 2022 present the financial results of the M&M Businesses as discontinued operations. For the year ended December 31, 2023, the Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations. In the comparative period, the cash flows for the year ended December 31, 2022 present the financial results of the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses have not been segregated and are included in the Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 to the Consolidated Financial Statements for additional information.

The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines, previously reported within the historic Mobility & Materials segment, (the "Retained Businesses") were not included in the scope of the M&M Divestitures. The Retained Businesses are included in Corporate & Other.

Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle Plastics"), for a net purchase price of $365 million (the "Donatelle Plastics Acquisition") which includes immaterial adjustments for acquired cash and net working capital. The net purchase price also includes the estimated fair value for a contingent earn-out liability of $40 million. Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle Plastics part of Industrial Solutions within the Electronics & Industrial segment. See Note 3 to the Consolidated Financial Statements for additional information.

Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. See Note 3 to the Consolidated Financial Statements for additional information.

Terminated Intended Rogers Acquisition
On November 1, 2022, the Company announced the termination of the previously announced agreement to acquire the outstanding shares of Rogers Corporation (“Rogers”) as DuPont and Rogers were unable to obtain timely clearance from all the required regulators ("Terminated Intended Rogers Corporation Acquisition").

Other Divestitures
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. In May 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. The results of operations of the Biomaterials business unit are reported in Corporate & Other for 2022.

ANALYSIS OF OPERATIONS
Joint Settlement Agreement
On January 22, 2021, the Company, Corteva, EIDP and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS arising out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of qualified spend (as defined in the MOU) is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of this sharing arrangement, Chemours will bear 50 percent of any qualified spend and the Company and Corteva shall together bear 50 percent of any qualified spend. As of December 31, 2024, the Company has recorded an indemnification liability of $222 million in connection with the cost sharing arrangement related to future eligible PFAS costs.

Total pre-tax charges of $46 million, $487 million and $96 million related to the MOU are reflected as a loss from discontinued operations for the year ended December 31, 2024, 2023 and 2022, respectively, in the Company's Consolidated Statements of Operations.

The increase in pre-tax charges for the year ended December 31, 2023, are primarily driven by the definitive agreement reached in June 2023 by Chemours, Corteva, EIDP and DuPont to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, (the “Water District Settlement Agreement”) for $1.185 billion in cash to be paid to a Qualified Settlement Fund, (the “Water District Settlement Fund”). DuPont’s contribution of $400 million to the Water District Settlement Fund was made in the third quarter 2023 and is reflected in “Restricted cash and cash equivalents “on the Consolidated Balance Sheets as of December 31, 2023. The Company’s total contribution, including interest, of $408 million has been removed from "Restricted cash and cash equivalents - current" along with the associated "Accrued and other current liabilities" within the Consolidated Balance Sheets as of December 31, 2024, as the settlement became final in the second quarter 2024.

See Note 16 of the Consolidated Financial Statements for additional information.

Dividends
During 2024, the Board of Directors authorized and paid quarterly dividends of $0.38 per share to shareholders of record in the first, second, third and fourth quarters, respectively.

Share Buyback Program
The Company completed its share buyback programs that were open in 2022 and 2023.

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

In the first half of 2024, the Company entered and completed a $500 million ASR transaction under the $1B Share Buyback Program. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction. In connection with the Previously Intended Separations and continuing in light of the Intended Electronics Separation, DuPont announced its intent not to complete the remaining $500 million in share buyback authority under the $1B Share Buyback program. See the discussion under Liquidity and Capital Resources starting on page 47 for more information.
The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $8 million and $21 million, respectively, as a reduction to retained earnings for the years ended December 31, 2024 and 2023, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our Consolidated Balance Sheets as of December 31, 2024 and 2023.

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the then current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for the year December 31, 2024 was $1 million. Refer to Note 15 for additional details on the partial redemption of the 2038 Notes.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the 2038 Notes into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as hedges was a loss of $138 million and zero for the years December 31, 2024 and 2023, respectively.

Restructuring Programs
2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $199 million inception-to-date, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $114 million of severance and related benefit costs and asset related charges of $85 million. At December 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $47 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). DuPont recorded pre-tax charges related to the 2022 Restructuring Program in the amount of $94 million inception-to-date, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $80 million of severance and related benefit costs and asset related charges of $14 million. At December 31, 2024, total liabilities related to the 2022 Restructuring Program were $1 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The 2022 Restructuring Program is considered substantially complete.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2024	2023	2022
Net sales	$12,386	$12,068	$13,017

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2024					For the Year Ended December 31, 2023
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Electronics & Industrial	(2)%	(1)%	8%	6%	11%	—%	(1)%	(11)%	2%	(10)%
Water & Protection	(1)	(1)	(2)	—	(4)	3	(1)	(7)	—	(5)
Corporate & Other [1]	(1)	(1)	(3)	(1)	(6)	1	—	2	(7)	(4)
Total	(1)%	(1)%	2%	3%	3%	2%	(1)%	(8)%	—%	(7)%
U.S. & Canada	—%	—%	(1)%	6%	5%	3%	—%	(9)%	2%	(4)%
EMEA [2]	(2)	—	(2)	1	(3)	3	1	(4)	—	—
Asia Pacific	(2)	(2)	7	—	3	—	(2)	(11)	(1)	(14)
Latin America	(1)	—	—	3	2	1	—	7	2	10
Total	(1)%	(1)%	2%	3%	3%	2%	(1)%	(8)%	—%	(7)%
1. Corporate & Other includes activities of the Retained Businesses and certain divested businesses including Biomaterials, Clean Technologies and Solamet®.
2. Europe, Middle East and Africa.

2024 versus 2023
The Company reported net sales for the year ended December 31, 2024 of $12.4 billion, up 3 percent from $12.1 billion for the year ended December 31, 2023, due to a 2 percent increase in volume and a 3 percent increase in portfolio partially offset by 1 percent decreases due to local price and product mix as well as currency. The volume increase was driven by Electronics & Industrial (up 8 percent) partially offset by Water & Protection (down 2 percent) and Corporate & Other (down 3 percent). Portfolio and other changes increased by 3 percent compared to the same period last year, driven by Electronics & Industrial (up 6 percent), partially offset by Corporate & Other (down 1 percent). Local price and product mix decreased within Electronics & Industrial (down 2 percent), Water & Protection (down 1 percent) and Corporate & Other (down 1 percent). The 1 percent decrease in currency was driven by Asia Pacific (down 2 percent).

2023 versus 2022
The Company reported net sales for the year ended December 31, 2023 of $12.1 billion, down 7 percent from $13.0 billion for the year ended December 31, 2022, due to an 8 percent decrease in volume and a 1 percent unfavorable currency impact partially offset by a 2 percent increase due to local price and product mix. Volume decrease was driven by Electronics & Industrial (down 11 percent) and Water and Protection (down 7 percent) partially offset by Corporate & Other (up 2 percent). Local price and product mix increased within Water & Protection (up 3 percent) and Corporate & Other (up 1 percent) and remained flat in Electronics & Industrial. Currency was down 1 percent compared with the same period last year, primarily driven by Asia Pacific (down 2 percent) partially offset by EMEA (up 1 percent).

Cost of Sales
Cost of sales was $7.9 billion for the year ended December 31, 2024, up from $7.8 billion for the year ended December 31, 2023. Cost of sales increased for the year ended December 31, 2024 primarily due to increased sales volume mostly offset by lower raw material, logistics and energy costs.

Cost of sales as a percentage of net sales for the year ended December 31, 2024 was 64 percent compared with 65 percent for the year ended December 31, 2023.

For the year ended December 31, 2023, cost of sales was $7.8 billion, down from $8.4 billion for the year ended December 31, 2022. Cost of sales decreased for the year ended December 31, 2023 primarily due to decreased sales volume and lower raw material, logistics and energy costs.

Cost of sales as a percentage of net sales for the years ended December 31, 2023 and December 31, 2022 was 65 percent.

Research and Development Expense ("R&D")
R&D expense was $531 million for the year ended December 31, 2024, up from $508 million for the year ended December 31, 2023 and $536 million for the year ended December 31, 2022. R&D as a percentage of net sales was 4 percent for the years ended December 31, 2024, 2023 and 2022.

The increase in 2024 compared to 2023 was primarily due to higher variable compensation. The decrease in R&D expense in 2023 compared to 2022 was primarily due to lower personnel related expenses partially offset by the Spectrum Acquisition.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2024, SG&A expenses totaled $1,552 million, up from $1,408 million in the year ended December 31, 2023 and $1,467 million for the year ended December 31, 2022. SG&A as a percentage of net sales was 13 percent, 12 percent, and 11 percent for the years ended December 31, 2024, 2023 and 2022, respectively.

The increase in SG&A cost in 2024 compared to 2023 was primarily due to higher variable compensation and incremental cost from the Spectrum and Donatelle acquisitions. The decrease in SG&A costs in 2023 compared with 2022 was primarily due to lower Stranded Costs related to the M&M Divestiture, lower personnel related expenses and lower bad debt expense partially offset by the Spectrum Acquisition.

Amortization of Intangibles
Amortization of intangibles was $595 million, $600 million and $590 million for the years ended December 31, 2024, 2023 and 2022, respectively. The slight decrease in amortization of intangibles in 2024 compared to 2023 was primarily due to absence of amortization in 2024 from fully amortized assets. The increase in amortization of intangibles in 2023 compared to 2022 was primarily due to the amortization of the intangible assets acquired in the Spectrum Acquisition in the third quarter of 2023 partially offset by the absence of amortization in 2023 from fully amortized assets. See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $87 million, $146 million and $155 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $89 million and $110 million, respectively. The activity for the year ended December 31, 2022 included a pre-tax charge related to the 2022 Restructuring Program in the amount of $61 million of severance and related benefit costs and a $94 million ($65 million net of tax) impairment related to an equity method investment within the Electronics & Industrial segment. See Note 6 to the Consolidated Financial Statements for additional information. Inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the Consolidated Statements of Operations.

Goodwill Impairment Charges
For the years ended December 31, 2024 and 2022, there were no goodwill impairment charges. For the year ended December 31, 2023, there was a goodwill impairment charge of $804 million related to the Water & Protection segment.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $168 million, $20 million and $193 million for the years ended December 31, 2024, 2023 and 2022, respectively. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2024, these costs were primarily related to the Previously Intended Business Separations, including the Intended Electronics Separation. For the year ended December 31, 2023, these costs were primarily related to Spectrum Acquisition. For the year ended December 31, 2022, these costs were primarily related to the Terminated Intended Rogers Corporation Acquisition, specifically the $162.5 million termination fee paid, the Biomaterials business unit divestiture and the Laird PM acquisition in 2021.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $60 million, $51 million and $75 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in earnings of nonconsolidated affiliates for the year ended December 31, 2024 and 2023 compared to the prior years is primarily due to higher earnings in the underlying nonconsolidated affiliates.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expenses such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) - net for the year ended December 31, 2024 was $76 million of expense compared with $102 million and $191 million of income in the years ended December 31, 2023 and 2022, respectively.

The year ended December 31, 2024 included a $138 million net loss related to interest rate swap activity including mark-to-market adjustments and a $74 million loss on debt extinguishment partially offset by $73 million of interest income. The decrease in interest income period over period is due to the decreased cash balance in 2024.

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

See Note 7 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $366 million, $396 million, and $492 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in interest expense in 2024 compared to 2023 is primarily due to the absence of interest expense on the $300 million floating-rate long-term senior unsecured notes that matured in November 2023 and the partial redemption of $650 million aggregate principal amount of the 2038 notes during the second quarter 2024, partially offset by a reduction in capitalized interest.

The decrease in interest expense from the 2023 compared to 2022, is primarily due to the redemption of $2.5 billion fixed-rate long-term senior unsecured notes due in November 2023, the decrease in commercial paper borrowing and the absence of the structuring and the commitment fees on term loans related to the Terminated Intended Rogers Corporation Acquisition, partially offset by the increase in interest expense from the interest rate swap.

Refer to Note 15 to the Consolidated Financial Statements for additional information.

Provision for (benefit from) Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2024, the Company's effective tax rate was 34.7 percent on pre-tax income from continuing operations of $1,192 million. The effective tax rate for the year ended December 31, 2024, was principally driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including the settlement in the second quarter of an international tax audit for which the Company is partially indemnified. In addition, there was a $103 million tax expense recorded in connection with an internal restructuring.

For the year ended December 31, 2023, the Company's effective tax rate was (5.8) percent on pre-tax income from continuing operations of $504 million. The effective tax rate differential was principally the result of the non-tax-deductible goodwill impairment charge of $804 million in the fourth quarter of 2023 partially offset by a $324 million tax benefit recorded in connection with an internal restructuring.

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

SEGMENT RESULTS
The revenues and certain expenses of the M&M Businesses are classified as discontinued operations in the historical periods. Certain expenses, including separation costs, of the M&M Businesses are classified as discontinued operations in the current period. In addition, the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the M&M Divestitures and are included in Corporate & Other.

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

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The net trade revenue table, within Note 5 to the Consolidated Financial Statements, has been recast for all periods presented to reflect the new structure. The realignment did not result in changes to total Electronics & Industrial segment net sales.

On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle Plastics"), (the "Donatelle Plastics Acquisition"). Donatelle Plastics is being integrated into Industrial Solutions within the Electronics & Industrial segment.

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

ELECTRONICS & INDUSTRIAL
The Electronics & Industrial segment is a leading provider of materials and solutions for the fabrication and packaging of semiconductors and integrated circuits and provides innovative solutions for thermal management and electromagnetic shielding as well as metallization processes for metal finishing, decorative, and industrial applications. The segment is a leading global supplier of differentiated materials and systems for a broad range of consumer electronics devices including mobile phones, computers, tablets, television monitors and other electronics applications used in a variety of industries. Electronics & Industrial is a leading provider of platemaking systems and photopolymer plates for the packaging graphics industry, digital printing inks and cutting-edge materials for the manufacturing of displays for organic light emitting diode ("OLED"). In addition, the segment produces innovative engineering polymer solutions, high performance parts, flexible packaging products, plastic and silicone extrusions, medical silicones, specialty lubricants and critical polymer-based components and devices for medical and other industrial markets.

Electronics & Industrial	For the Years Ended December 31,
In millions	2024	2023	2022
Net sales	$5,930	$5,337	$5,917
Operating EBITDA	$1,717	$1,472	$1,836
Equity earnings	$37	$16	$31

Electronics & Industrial	For the Years Ended December 31,
Percentage change from prior year	2024	2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	—%
Currency	(1)	(1)
Volume	8	(11)
Portfolio & other	6	2
Total	11%	(10)%

2024 Versus 2023
Electronics & Industrial net sales were $5,930 million for the year ended December 31, 2024, up 11 percent from $5,337 million for the year ended December 31, 2023. Net sales increased due to an 8 percent increase in volume and a 6 percent increase in portfolio actions partially offset by a 2 percent decline in local price and product mix and a 1 percent unfavorable currency impact. Volume growth in Semiconductor Technologies and Interconnect Solutions was partially offset by declines in Industrial Solutions. Within Semiconductor Technologies, volume gains were driven by semiconductor demand recovery, primarily due to AI technology applications, advanced node transitions and higher China demand, as well as higher volume in OLED materials led by new product launches. Broad based volume growth in Interconnect Solutions driven by end-market recovery, market share gains and demand from AI-driven technology ramps. Volume declines in Industrial Solutions were driven by channel inventory destocking, primarily for Kalrez® and within biopharma markets. The portfolio impact reflects the August 2023 acquisition of Spectrum and the July 2024 acquisition of Donatelle Plastics. The unfavorable currency impact is primarily driven by the Japanese yen.

Operating EBITDA was $1,717 million for the year ended December 31, 2024, up 17 percent compared with $1,472 million for the year ended December 31, 2023 primarily due to volume growth, the impact of higher production rates in Semiconductor Technologies and Interconnect Solutions, savings from restructuring actions and the earnings contribution from the Spectrum and Donatelle Plastics acquisitions partially offset by higher variable compensation and select growth investments.

2023 Versus 2022
Electronics & Industrial net sales were $5,337 million for the year ended December 31, 2023, down 10 percent from $5,917 million for the year ended December 31, 2022. Net sales decreased due to an 11 percent volume decline and a 1 percent currency headwind offset by a 2 percent increase in portfolio. Volume declines in Semiconductor Technologies were driven by inventory destocking and reduced semiconductor fabrication utilization rates due to electronics demand weakness, led by China, slightly offset by increased demand for OLED materials. Volume declines in Interconnect Solutions related to decreased spending on consumer and industrial electronics and related channel inventory destocking, both led by China. Within Industrial Solutions, volume declines were driven by channel inventory destocking within electronic parts and biopharma markets and lower demand in printing and packaging markets. Local price and product mix gains in Semiconductor Technologies and Industrial Solutions, as a result of actions taken to offset cost inflation, were offset by declines in Interconnect Solutions, including the impact of lower pass-through metals prices. The unfavorable currency impact is primarily driven by the Japanese yen and Chinese yuan. The portfolio impact primarily reflects the August 1, 2023 acquisition of Spectrum.

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

Water & Protection	For the Years Ended December 31,
In millions	2024	2023	2022
Net sales	$5,423	$5,633	$5,957
Operating EBITDA	$1,360	$1,388	$1,431
Equity earnings	$30	$35	$39

Water & Protection	For the Years Ended December 31,
Percentage change from prior year	2024	2023
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	3%
Currency	(1)	(1)
Volume	(2)	(7)
Portfolio & other	—	—
Total	(4)%	(5)%

2024 Versus 2023
Water & Protection net sales were $5,423 million for the year ended December 31, 2024, down 4 percent from $5,633 million for the year ended December 31, 2023 due to a 2 percent decline in volume, and 1 percent declines related to local price and product mix and unfavorable currency impacts. Safety Solutions had volume declines mainly due to channel inventory destocking, primarily in medical packaging products within healthcare markets. Water Solutions volume declines were primarily due to distributor inventory destocking from weaker industrial demand in China. Shelter Solutions sales were relatively flat from mixed demand in construction markets. The unfavorable currency impact is primarily driven by the Japanese yen, and Chinese yuan, partially offset by the Euro.

Operating EBITDA was $1,360 million for the year ended December 31, 2024, down 2 percent compared with $1,388 million for the year ended December 31, 2023 driven by decreased volumes and higher variable compensation, partially offset by productivity and savings from restructuring actions.

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

Corporate & Other
Corporate & Other includes sales and activity of the Retained Businesses including the Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines. Related to the M&M Divestitures, Corporate & Other includes Stranded Costs and Future Reimbursable Indirect Costs. The results of Corporate & Other include the sales and activity of the Biomaterials (prior to its May 2022 divestiture) business units. Corporate & Other includes DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture. Corporate & Other also includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments.

Corporate & Other	For the Years Ended December 31,
In millions	2024	2023	2022
Net sales	$1,033	$1,098	$1,143
Operating EBITDA	$67	$82	$(6)
Equity earnings	$(7)	$—	$5

2025 OUTLOOK
For the full year 2025, the Company anticipates ongoing strength within semiconductor markets as well as more normalized sales patterns in China. Continued growth is expected in the markets served by Interconnect Solutions driven by improved consumer electronics demand and refresh cycles for devices in support of AI adoption. Within the healthcare markets, the Company anticipates growth acceleration in demand for medical devices along with continued demand stabilization for medical packaging applications and biopharma markets. In the markets served by Water, the Company expects increased demand to drive year over year volume growth. The Company anticipates stable demand within the markets served by the Company’s other industrial-based product lines.

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

In millions	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,850	$2,392
Total debt	$7,171	$7,800

The Company's cash and cash equivalents at December 31, 2024 and December 31, 2023 were $1.9 billion and $2.4 billion, respectively, of which $1.1 billion at December 31, 2024 and $1.3 billion at December 31, 2023 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The Company held no investments in marketable securities at December 31, 2024 and 2023. The decrease in cash and cash equivalents at December 31, 2024 compared to December 31, 2023 was due to cash used in the current year to fund the Q1 2024 ASR Transaction, the Donatelle Acquisition, partial redemption of 2038 Notes and general corporate purposes. Refer to subsequent paragraphs for further discussion of the drivers of the change in cash and cash equivalents.

Total debt at December 31, 2024 and 2023 was $7.2 billion and $7.8 billion, respectively. The decrease was primarily due to the partial redemption of $650 million of 2038 Notes discussed below.

As of December 31, 2024, the Company is contractually obligated to make future cash payments of $7.3 billion and $4.0 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $1.9 billion will be due in the next twelve months and the remainder will be due subsequent to 2025. The Company may address the maturity with cash on hand, issuance of commercial paper, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $359 million will be due in the next twelve months and the remainder will be due subsequent to 2025. The majority of interest obligations will be due in 2030 or later.

In relation to the Company’s fixed-to-floating interest rate swap agreements, there is a mandatory early termination date of December 15, 2025. The mark-to-market value on these swaps at December 31, 2024 is $116 million. The final settlement amount will depend on movements in interest rates. Refer to Note 21 to the Consolidated Financial Statements for more information on the Company’s interest rate swap agreements.

Capital Structure Actions
In connection with the Previously Intended Business Separations, on June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes, in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, for the year ended December 31, 2024, the Company incurred a loss of approximately $74 million, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the 2022 Swaps associated with this borrowing. See Note 21 for further detail on the 2022 Swaps.

In connection with the Previously Intended Business Separations and continuing in light of the Intended Electronics Separation, DuPont is considering potentially repaying, redeeming, repurchasing, or exchanging some or all of its other senior notes, which could include redemptions, tender offers, open market purchases, privately negotiated transactions, or other transactions or a combination of any of them, which will be on pricing terms that are determined at the time of any such transaction. Such transactions will depend on liquidity considerations, contractual and legal restrictions, prevailing market conditions and other factors.

Revolving Credit Facilities
The Company has entered a $1.0 billion 364-day revolving credit facility in the second quarter of each calendar year beginning in 2022. In July 2022, the Company drew down $600 million under its 2022 $1 billion revolving credit facility in order to facilitate certain intercompany internal restructuring steps related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2024
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five-Year Revolving Credit Facility [1]	April 2022	$2,500	$2,484	April 2027	Floating Rate
2024 $1B Revolving Credit Facility [2]	May 2024	1,000	1,000	May 2025	Floating Rate
Total Committed and Available Credit Facilities		$3,500	$3,484
1.The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.
2.The 2024 $1B Revolving Credit Facility is available to be used for general corporate purposes. There were no drawdowns under the facility during the year ended December 31, 2024. The Company intends to enter into a new revolving credit facility in the second quarter 2025.

Repayment of Senior Notes
In November 2022, the Company redeemed in full $2.5 billion of the 2023 Notes at a redemption price equal to 100 percent of the aggregated principal amount plus the accrued and unpaid interest. The redemption was funded with the net proceeds from the M&M Divestiture.

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

Commercial Paper
In April 2022, DuPont downsized its authorized commercial paper program from $3.0 billion to $2.5 billion (the “DuPont Commercial Paper Program”). At December 31, 2024 and 2023, the Company had no issuances outstanding of commercial paper.

Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC for a net purchase price of $365 million, which includes the estimated fair value for a contingent earn-out liability of $40 million. The Company utilized existing cash balances to complete the acquisition.

Spectrum Acquisition
On August 1, 2023, the Company completed the Spectrum Acquisition for a net purchase price of approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. The Company utilized existing cash balances to complete the acquisition.

Water District Settlement Agreement
The Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The judgment became final in April 2024, therefore the $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within cash flows from discontinued operations during the year ended December 31, 2024. See Note 16 to the Consolidated Financial Statements for additional information.

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

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The senior unsecured notes (the "2018 Senior Notes") also contain customary default provisions. The Five-Year Revolving Credit Facility and 2024 $1B Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	2024	2023	2022
(In millions) For the years ended December 31,
Cash provided by (used for) from continuing operations:
Operating activities	$2,321	$2,191	$1,249
Investing activities	$(849)	$172	$9,004
Financing activities	$(1,847)	$(2,989)	$(7,646)
Cash used for discontinued operations	$(474)	$(306)	$(763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(62)	$(37)	$(148)

Cash Flows provided by Operating Activities - Continuing Operations
Cash provided by operating activities of continuing operations was $2,321 million, $2,191 million and $1,249 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash provided by operating activities increased in 2024 compared with 2023, primarily from higher earnings the net impact from changes in variable compensation payouts and accruals partially offset by an increase in cash used by net working capital. Cash provided by operating activities increased in 2023 compared with 2022, primarily from improvements in working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	December 31, 2024	December 31, 2023 [1]
In millions (except ratio)
Current assets	$6,364	$7,514
Current liabilities	4,801	3,098
Net working capital	$1,563	$4,416
Current ratio	1.33:1	2.43:1
1.Net working capital has been presented to exclude the assets and liabilities related to the Delrin® Divestiture. The assets and liabilities related to the Delrin® Divestiture are presented as assets of discontinued operations and liabilities of discontinued operations, respectively.

Cash Flows used in/ provided by Investing Activities - Continuing Operations
Cash used in investing activities of continuing operations in 2024 was $849 million compared to cash provided by investing activities of $172 million and $9,004 million in 2023 and 2022, respectively. The change in investing activities in 2024 versus the 2023 is primarily attributable to the absence of proceeds received from sales and maturity of investments and proceeds from sales of property and business partially offset by the impact of the change in cash paid for acquisition in each year.

The decrease in cash provided from investing activities in 2023 versus the 2022 is primarily attributable to the absence of cash proceeds received from the M&M Divestiture and cash paid for the Spectrum acquisition, partially offset by proceeds from the Delrin® Divestiture, net of cash divested and the absence of cash used in the purchase of investments and an increase in cash provided by the proceeds from sales and maturities of investments that was previously invested and reflected as a cash outflow in 2022. Cash provided by investing activities in 2022 is primarily attributable to the cash proceeds received from the M&M Divestiture partially offset by purchases of investments.

Capital expenditures totaled $579 million, $619 million and $662 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company expects 2025 capital expenditures to be about $660 million which includes separation-related capital expenditures. The Company may adjust its spending throughout the year as economic conditions develop.

Cash Flows used for Financing Activities - Continuing Operations
Cash used for financing activities of continuing operations in 2024 was $1,847 million compared to cash used for financing activities of $2,989 million and $7,646 million in 2023 and 2022, respectively. The decrease in cash used in financing activities in 2024 versus the 2023 is primarily attributable to the decrease in share buyback activities partially offset by the partial redemption of the 2038 Notes. The decrease in 2023 versus the 2022 is primarily attributable to the decrease in share buyback activities and decrease in the payment of long-term debt. Cash used for financing activities in 2022 primarily driven by the share buyback activities and the redemption of 2023 Notes.

Cash Flows used for Discontinued Operations
Cash used for discontinued operations was $474 million compared with $306 million in the same period last year. The cash used from discontinued operations includes MOU activity, refer to Note 4 to the Consolidated Financial Statements for additional information. The activity for the year ended December 31, 2023, Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. The activity for the year ended December 31, 2022, Consolidated Statements of Cash Flows present the financial results of the M&M Businesses as discontinued operations.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2024, 2023 and 2022:

Dividends Paid	December 31, 2024	December 31, 2023	December 31, 2022
In millions
Dividends paid, per common share	$1.52	$1.44	$1.32
Dividends paid to common stockholders	$635	$651	$652

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

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The $1B Share Buyback Program terminates on June 30, 2025, unless extended or shortened by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. At this time and with the continued focus on the Intended Electronic Separation, the Company does not currently plan to complete the remaining authorization under the $1B Share Buyback Program.

Also in the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock ("Q1 2024 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $8 million and $21 million, respectively, as a reduction to retained earnings for the years ended December 31, 2024 and 2023.

See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 18 to the Consolidated Financial Statements, for additional information.

Pension and Other Post-Employment Plans
The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $56 million to its pension plans in 2025. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

As of December 31, 2024, the Company is contractually obligated to make future cash contributions of $562 million related to pension and other post-employment benefit plans. $56 million will be due in the next twelve months and the remainder will be due subsequent to 2025 with the majority due subsequent to 2029.

Restructuring
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). For the years ended December 31, 2023 through December 31, 2024, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $199 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of $114 million of severance and related benefit costs and asset related charges of $85 million. At December 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $47 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $25 million in "Cost of Sales" within the Consolidated Statements of Operations for the year ended December 31, 2024.

In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the years ended December 31, 2023 through December 31, 2024, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $94 million, recognized in "Restructuring and asset related charges - net" in the Company's Consolidated Statements of Operations, comprised of severance and related benefit costs. At December 31, 2024, total liabilities related to the 2022 Restructuring Program were $1 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

See Note 6 to the Consolidated Financial Statements for more information on the Company's restructuring programs.

Other Off-balance Sheet Arrangements
The MOU Cost Sharing Agreement
In connection with the cost sharing arrangement entered into as part of the MOU, the companies agreed to establish an escrow account to support and manage potential future eligible PFAS costs. Subject to the terms of the arrangement, contributions to the escrow account will be made annually by Chemours, DuPont and Corteva through 2028. Over such period, Chemours will deposit a total of $500 million into the account and DuPont and Corteva, together, will deposit an additional $500 million pursuant to the terms of their existing Letter Agreement. DuPont's aggregate escrow deposits of $35 million at December 31, 2024, are reflected in "Restricted cash and cash equivalents - noncurrent" on the Consolidated Balance Sheet.

As of June 30, 2023, DuPont had deposited an aggregate of $100 million into the MOU Escrow Account all of which it used to fund in part its $400 million contribution to the Water District Settlement Fund. The judgment became final in April 2024, therefore $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within cash flows from discontinued operations during the year ended December 31, 2024. See Note 16 to the Consolidated Financial Statements for more information.

As of December 31, 2024, the Company expects to make cash payments related to qualified PFAS spend of $30 million in the next twelve months. Additional information regarding the MOU and funding of the escrow account can be found in Note 16 to the Consolidated Financial Statements.

Other Contractual Obligations
Purchase obligations represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement. As of December 31, 2024, the Company is contractually obligated to make future cash payments of $96 million related to purchase obligations, of which $48 million will be due in the next twelve months and the remainder will be due subsequent to 2025.

Lease obligations represents future finance and operating lease payments. As of December 31, 2024, obligations of future lease payments are $469 million, of which $97 million will be due in the next twelve months and remainder will be due subsequent to 2025.

Environmental remediation obligations represents costs for remediation and restoration with respect to environmental matters and Non-PFAS clean-up responsibilities. As of December 31, 2024, the Company is contractually obligated to make future cash payments of $129 million, of which $18 million will be due in the next twelve months and remainder will be due subsequent to 2025. See Note 16 to the Consolidated Financial Statements for more information.

Other miscellaneous obligations includes liabilities related to deferred compensation and other noncurrent liabilities. As of December 31, 2024, the Company is contractually obligated to make future cash payments of $111 million related to other miscellaneous obligations, the majority of which is due subsequent to 2025.

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

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension plans based on assets and liabilities on a continuing operations basis at December 31, 2024:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/4 Percentage Point Increase	1/4 Percentage Point Decrease
Discount rate	$(1)	$1
Expected rate of return on plan assets	5	(5)

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

At December 31, 2024, the Company had a net deferred tax liability balance of $669 million, net of a valuation allowance of $772 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022 and is effective to applicable corporations beginning in 2023. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), based on adjusted financial statement income of certain large corporations. Applicable corporations will be allowed to claim a credit for the minimum tax paid against regular tax in future years. The Company is an applicable corporation subject to the CAMT requirements however, the Company did not incur a CAMT liability for 2024 and 2023. The IRA also established an excise tax that imposes a 1 percent surcharge on stock repurchases, effective January 1, 2023. Refer to Note 18 to the Consolidated Financial Statements for further information on the 1 percent surcharge on stock repurchases.

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

The Company performs its annual goodwill impairment testing during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value, at the reporting unit level which is defined as the operating segment or one level below the operating segment. One level below the operating segment, or component, is a business in which discrete financial information is available and regularly reviewed by segment management. The Company aggregates certain components into reporting units based on economic similarities. The Company has eight reporting units.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions, some of which are considered significant, including Level 3 unobservable inputs: projected revenue growth, EBITDA margin, capital expenditures, weighted average cost of capital, terminal growth rate, and the tax rate. These key assumptions are determined through evaluation of the Company as a whole, underlying business fundamentals and industry risk. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.

Under the market approach, the Company applies the Guideline Public Company Method ("GPCM") utilizing Level 3 unobservable inputs. Selected peer sets are based on close competitors, publicly traded companies and reviews of analysts' reports, public filings, and industry research. In selecting the EBITDA multiples and determining the fair value, the Company considers the size, growth, and profitability of each reporting unit versus the relevant guideline public companies. When applicable, third-party purchase offers may be utilized to measure fair value.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Goodwill Impairment Testing at October 1, 2024
In the fourth quarter of 2024 at October 1, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to seven of its reporting units and the quantitative assessment to one reporting unit. The Company considered various qualitative factors that would have affected the estimated fair value of the reporting units, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested under the quantitative assessment, the results indicated that the estimated fair values of the reporting units exceeded its carrying values. The estimated fair value of the Protection reporting unit within Water & Protection exceeded its carrying value by approximately 5 percent. Given this level of fair value, the reporting unit is sensitive to changes in the significant assumptions used in the analysis, including projected revenue growth, EBITDA margin, weighted average cost of capital, terminal growth rate and tax rate.

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

The Company contributed $5 million to its funded pension plans for the year ended December 31, 2024. The Company contributed $9 million and $23 million to its funded pension plans for the years ended December 31, 2023 and 2022, respectively. All values within this Long-Term Employee Benefits section are inclusive of balances and activity associated with discontinued operations.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $46 million, $57 million, and $56 million to its unfunded plans, including OPEB plans, for the years ended December 31, 2024, 2023 and 2022, respectively.

In 2025, the Company expects to contribute approximately $56 million to its funded pension plans and its remaining plans with no plan assets. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was affected by pre-tax charges related to long-term employee benefits, which include defined contributions and net periodic benefit costs (credits):

	For the Years Ended
In millions	December 31, 2024	December 31, 2023	December 31, 2022
Long-term employee benefit plan charges	$123	$159	$138

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section of this report for additional information on determining annual expense.

For 2025, long term employee benefit expense from continuing operations is expected to increase by about $14 million compared to 2024. The increase is mainly due to higher expected net periodic benefit costs.

ENVIRONMENTAL MATTERS
The Company operates global manufacturing, facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the Company monitors these changes closely. Company policy requires that all operations meet or exceed legal and regulatory requirements.

In addition, the Company implements various voluntary programs to reduce its environmental footprint, which include initiatives to reduce air emissions, and greenhouse gas (GHG) emissions, minimize the generation of hazardous waste, decrease the volume of water used and discharged, increase the efficiency of energy use, and seek to avoid, eliminate or minimize substances of concerns.

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

Environmental Remediation
The Company has incurred environmental remediation costs, including indemnification remediation costs, of $21 million, $69 million and $12 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Changes in the remediation accrual balance are summarized below:

(In millions)
Balance at December 31, 2022	$90
Remediation payments [1]	(5)
Net increase in remediation accrual [1]	10
Net change, indemnification [2]	53
Balance at December 31, 2023	$148
Remediation payments [1]	(7)
Net increase in remediation accrual [1]	6
Net change, indemnification [2]	(18)
Balance at December 31, 2024	$129
1.Excludes indemnification remediation obligations and payments.
2.Represents the net change in indemnified remediation obligations based on activity pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement as discussed below and in Note 16 to the Consolidated Financial Statements. This is not inclusive of the environmental accrual related to eligible PFAS costs associated with the MOU of $146 million and $152 million as of December 31, 2024 and 2023, respectively.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $285 million above the amount accrued as of December 31, 2024. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the DWDP Separation and Distribution Agreement and the Letter Agreement discussed in Note 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $84 million corresponding to the Company's accrual balance related to these matters at December 31, 2024. The indemnification liability is included in the total remediation accrual liability of $129 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $11 million for the year ended December 31, 2024. This amount includes $2 million of expenditures used towards the Company's climate change initiatives. The Company currently estimates expenditures for environmental-related capital projects to be approximately $12 million in 2025, with less than $3 million estimated for climate change initiatives.

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

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2024 and 2023, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2024 and 2023. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
In millions	2024	2023	2024	2023
Foreign currency contracts	$—	$3	$(181)	$(165)

The Company uses cross currency swaps, designated as a net investment hedge, to hedge portions of its net investment in its European operations. The net investment hedge serves to offset the foreign currency translation risk from the Company’s foreign operations. If the U.S. dollar weakened by 10 percent, the fair value of the net investment hedge would have been approximately $88 million lower as of December 31, 2024 and approximately $101 million lower as of December 31, 2023.

The Company uses interest rate swaps to hedge changes in the fair value of the hedged item due to changes in the Secured Overnight Financing Rate (“SOFR”). If the floating rates appreciated by 10 percent, the fair value of the interest rate swaps would have been approximately $165 million lower as of December 31, 2024 and approximately $26 million lower as of December 31, 2023.

Since the Company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

Concentration of Credit Risk
The Company maintains cash and cash equivalents, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the Company has a policy to limit the dollar amount of credit exposure with any one institution.

As part of the Company's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits. The Company has not sustained credit losses from instruments held at financial institutions.

The Company's sales are not materially dependent on any single customer. As of December 31, 2024, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

As of December 31, 2024, the Company's Executive Chairman (Principal Executive Officer (PEO)), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the PEO, CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excluded Donatelle Plastics, LLC, which was acquired by the Company in July 2024. The total assets and total net sales of Donatelle Plastics, LLC excluded from management’s assessment of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2024 (see page F-2).

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

DuPont de Nemours, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information related to DuPont’s insider trading policies and procedures applicable to directors, officers and employees, and to the Company itself is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
1.Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) for the years ended December 31,	2024	2023	2022
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$40	$38	$28
Additions charged to expenses	17	12	11
Deductions from reserves [1]	(31)	(10)	(1)
Balance at end of period	$26	$40	$38
Inventory—Obsolescence Reserve
Balance at beginning of period	$8	$4	$6
Additions charged to expenses	41	14	18
Deductions from reserves [2]	(14)	(10)	(20)
Balance at end of period	$35	$8	$4
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$738	$703	$700
Additions [3]	122	47	125
Deductions from reserves [3]	(88)	(12)	(122)
Balance at end of period	$772	$738	$703
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

10.4**†	Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.5	Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.6	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.7	DuPont de Nemours, Inc. 2020 Equity and Incentive Plan, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8- K filed May 29, 2020.
10.8	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.9	DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.10	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.11	DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.12	DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.13	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.14	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.15	Amended and Restated Employment Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of December 28, 2019, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed December 29, 2020.
10.16	Employment Letter Agreement by and between DuPont de Nemours, Inc. and Edward D. Breen, dated as of February 6, 2023, incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc. Current Report on Form 8-K filed February 7, 2023.
19*	DuPont de Nemours, Inc. Insider Trading Policy.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24	Power of Attorney (included as part of signature page).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
33.3*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	DuPont Incentive Compensation Clawback Policy, effective October 2, 2023.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 14, 2025

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANTONELLA B. FRANZEN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Antonella B. Franzen

/s/ MICHAEL G. GOSS	Vice President and Controller	February 14, 2025
Michael G. Goss	(Principal Accounting Officer)

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

Signature	Title(s)	Date

/s/ LORI D. KOCH	Chief Executive Officer and Director	February 14, 2025
Lori D. Koch

/s/ EDWARD D. BREEN	Executive Chairman	February 14, 2025
Edward D. Breen	(Principal Executive Officer)

/s/ AMY G. BRADY	Director	February 14, 2025
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 14, 2025
Ruby R. Chandy

/s/ TERRENCE R. CURTIN	Director	February 14, 2025
Terrence R. Curtin

/s/ ALEXANDER M. CUTLER	Director	February 14, 2025
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 14, 2025
Eleuthère I. du Pont

/s/ KRISTINA M. JOHNSON	Director	February 14, 2025
Kristina M. Johnson

/s/ LUTHER C. KISSAM, IV	Director	February 14, 2025
Luther C. Kissam, IV

/s/ JAMES A. LICO	Director	February 14, 2025
James A. Lico

/s/ FREDERICK M. LOWERY	Director	February 14, 2025
Frederick M. Lowery

/s/ DEANNA M. MULLIGAN	Director	February 14, 2025
Deanna M. Mulligan

/s/ STEVEN M. STERIN	Director	February 14, 2025
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excluded Donatelle Plastics, LLC, which was acquired by the Company in July 2024. The total assets and total net sales of Donatelle Plastic, LLC excluded from management’s assessment of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission staff.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, as stated in its report, which is presented on the following pages.

/s/ EDWARD D. BREEN	/s/ LORI D. KOCH	/s/ ANTONELLA B. FRANZEN
Edward D. Breen Executive Chairman	Lori D. Koch Chief Executive Officer	Antonella B. Franzen Chief Financial Officer
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DuPont de Nemours, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Donatelle Plastics, LLC from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Donatelle Plastics, LLC from our audit of internal control over financial reporting. Donatelle Plastics, LLC is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment – Protection reporting unit

As described in Notes 1 and 14 to the consolidated financial statements, as of December 31, 2024, the Company’s consolidated goodwill balance was $16.6 billion, and the goodwill associated with the Protection reporting unit was $4.8 billion. Management tests goodwill for impairment at the reporting unit level annually during the fourth quarter, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit has more likely than not declined below its carrying value. Management performed quantitative testing on the Protection reporting unit using a combination of the discounted cash flow model (a form of the income approach) and the Guideline Public Company Method (a form of market approach). As a result of the assessment performed, management concluded the estimated fair value of the Protection reporting unit exceeded its carrying value and that no impairments were identified. As disclosed by management, under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following significant assumptions: projected revenue growth, EBITDA margin, weighted average cost of capital, terminal growth rate and the tax rate. Under the market approach, management applies the Guideline Public Company Method, which uses projected earnings before interest, taxes, depreciation and amortization (EBITDA) and derived multiples from comparable market transactions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Protection reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Protection reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth, EBITDA margins, the weighted average cost of capital, the terminal growth rate and the tax rate for the income approach and market multiples for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Protection reporting unit and controls over the development of the significant assumptions related to projected revenue growth, EBITDA margins, the weighted average cost of capital, the terminal growth rate, the tax rate and market multiples. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Protection reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth, EBITDA margins, the weighted average cost of capital, the terminal growth rate and the tax rate for the income approach and market multiples for the market approach. Evaluating management’s assumptions related to projected revenue growth, EBITDA margins, and the tax rate involved considering (i) the current economic conditions and recent operating results of the Protection reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the weighted average cost of capital, the terminal growth rate and market multiples assumptions.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2025

We have served as the Company’s auditor since 2019.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2024	2023	2022
Net sales	$12,386	$12,068	$13,017
Cost of sales	7,879	7,835	8,402
Research and development expenses	531	508	536
Selling, general and administrative expenses	1,552	1,408	1,467
Amortization of intangibles	595	600	590
Restructuring and asset related charges - net	87	146	155
Goodwill impairment charge	—	804	—
Acquisition, integration and separation costs	168	20	193
Equity in earnings of nonconsolidated affiliates	60	51	75
Sundry income (expense) - net	(76)	102	191
Interest expense	366	396	492
Income from continuing operations before income taxes	$1,192	$504	$1,448
Provision for (benefit from) income taxes on continuing operations	414	(29)	387
Income from continuing operations, net of tax	$778	$533	$1,061
(Loss) income from discontinued operations, net of tax	(40)	(71)	4,856
Net income	$738	$462	$5,917
Net income attributable to noncontrolling interests	35	39	49
Net income available for DuPont common stockholders	$703	$423	$5,868

Per common share data:
Earnings per common share from continuing operations - basic	$1.77	$1.10	$2.02
(Loss) earnings per common share from discontinued operations - basic	(0.10)	(0.16)	9.75
Earnings per common share - basic	$1.68	$0.94	$11.77
Earnings per common share from continuing operations - diluted	$1.77	$1.09	$2.02
(Loss) earnings per common share from discontinued operations - diluted	(0.10)	(0.16)	9.73
Earnings per common share - diluted	$1.67	$0.94	$11.75

Weighted-average common shares outstanding - basic	419.2	449.9	498.5
Weighted-average common shares outstanding - diluted	420.6	451.2	499.4
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2024	2023	2022
Net income	$738	$462	$5,917
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(575)	38	(1,119)
Pension and other post-employment benefit plans	(60)	(92)	41
Derivative instruments	32	(41)	61
Separation of M&M Divestitures	—	(32)	167
Total other comprehensive loss	(603)	(127)	(850)
Comprehensive income	135	335	5,067
Comprehensive income attributable to noncontrolling interests, net of tax	22	31	31
Comprehensive income attributable to DuPont	$113	$304	$5,036
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

(In millions, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,850	$2,392
Restricted cash and cash equivalents	6	411
Accounts and notes receivable - net	2,199	2,370
Inventories	2,130	2,147
Prepaid and other current assets	179	194
Total current assets	6,364	7,514
Property
Property, plant and equipment	10,956	10,725
Less: Accumulated depreciation	5,188	4,841
Property, plant and equipment - net	5,768	5,884
Other Assets
Goodwill	16,567	16,720
Other intangible assets	5,370	5,814
Restricted cash and cash equivalents - noncurrent	36	—
Investments and noncurrent receivables	1,081	1,071
Deferred income tax assets	246	312
Deferred charges and other assets	1,204	1,237
Total other assets	24,504	25,154
Total Assets	$36,636	$38,552
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1,848	$—
Accounts payable	1,720	1,675
Income taxes payable	202	154
Accrued and other current liabilities	1,031	1,269
Total current liabilities	4,801	3,098
Long-Term Debt	5,323	7,800
Other Noncurrent Liabilities
Deferred income tax liabilities	915	1,130
Pension and other post-employment benefits - noncurrent	523	565
Other noncurrent obligations	1,281	1,234
Total other noncurrent liabilities	2,719	2,929
Total Liabilities	12,843	13,827
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2024: 417,994,343 shares; 2023: 430,110,140 shares)	4	4
Additional paid-in capital	47,922	48,059
Accumulated deficit	(23,076)	(22,874)
Accumulated other comprehensive loss	(1,500)	(910)
Total DuPont stockholders' equity	23,350	24,279
Noncontrolling interests	443	446
Total equity	23,793	24,725
Total Liabilities and Equity	$36,636	$38,552
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2024	2023	2022
Operating Activities
Net income	$738	$462	$5,917
(Loss) income from discontinued operations	(40)	(71)	4,856
Net income from continuing operations	$778	$533	$1,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	1,147	1,135
Credit for deferred income tax and other tax related items	(163)	(381)	(157)
Earnings of nonconsolidated affiliates less than dividends received	13	20	36
Net periodic pension benefit (credit) cost	(1)	31	2
Periodic benefit plan contributions	(51)	(63)	(66)
Net gain on sales, businesses and investments	(20)	(19)	(78)
Restructuring and asset related charges - net	87	146	155
Stock based compensation	77	74	75
Goodwill impairment charge	—	804	—
Loss on debt extinguishment	74	—	—
Interest rate swap loss	138	—	—
Other net (income) loss	(27)	54	(59)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(135)	202	(79)
Inventories	(7)	227	(215)
Accounts payable	77	(310)	(138)
Other assets and liabilities, net	287	(274)	(423)
Cash provided by operating activities - continuing operations	2,321	2,191	1,249
Investing Activities
Capital expenditures	(579)	(619)	(662)
Proceeds from sales of property, businesses, and ownership interests in nonconsolidated affiliates, net of cash divested	8	1,244	10,951
Acquisitions of property and businesses, net of cash acquired	(321)	(1,761)	5
Purchases of investments	—	(32)	(1,317)
Proceeds from sales and maturities of investments	—	1,334	15
Other investing activities, net	43	6	12
Cash (used for) provided by investing activities - continuing operations	(849)	172	9,004
Financing Activities
Changes in short-term borrowings	—	—	(150)
Proceeds from credit facility	—	—	600
Repayment of credit facility	—	—	(600)
Payments on long-term debt	(687)	(300)	(2,500)
Purchases of common stock and forward contracts	(500)	(2,000)	(4,375)
Proceeds from issuance of Company stock	50	27	88
Employee taxes paid for share-based payment arrangements	(27)	(27)	(27)
Distributions to noncontrolling interests	(26)	(37)	(26)
Dividends paid to stockholders	(635)	(651)	(652)
Payment of excise tax on purchase of treasury stock	(21)	—	—
Other financing activities, net	(1)	(1)	(4)
Cash used for financing activities - continuing operations	(1,847)	(2,989)	(7,646)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(474)	(273)	(661)
Cash used for investing activities - discontinued operations	—	(33)	(81)
Cash used for financing activities - discontinued operations	—	—	(21)
Cash used in discontinued operations	(474)	(306)	(763)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	(37)	(148)
(Decrease) increase in cash, cash equivalents and restricted cash	(911)	(969)	1,696
(Continued on the following page)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2024	2023	2022
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	2,803	3,772	2,037
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—	39
Cash, cash equivalents and restricted cash at beginning of period	2,803	3,772	2,076
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,892	2,803	3,772
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—	—
Cash, cash equivalents and restricted cash at end of period	$1,892	$2,803	$3,772

(In millions) For the years ended December 31,	2024	2023	2022
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized - from continuing operations	$394	$408	$494
Income taxes, net of refunds - from continuing operations	363	360	642
Interest, net of amounts capitalized - from discontinued operations	—	—	—
Income taxes, net of refunds - from discontinued operations	(47)	34	202
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
2022
Balance at January 1, 2022	$5	$49,574	$(23,187)	$41	$—	$617	$27,050
Net income	—	—	5,868	—	—	49	5,917
Other comprehensive loss	—	—	—	(832)	—	(18)	(850)
Dividends ($1.32 per common share)	—	(652)	—	—	—	—	(652)
Common stock issued/sold	—	88	—	—	—	—	88
Stock-based compensation	—	57	—	—	—	—	57
Contributions from non-controlling interest	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(36)	(36)
Purchases of treasury stock	—	—	—	—	(3,725)	—	(3,725)
Retirement of treasury stock	—	—	(3,725)	—	3,725	—	—
Forward contracts for share repurchase	—	(650)	—	—	—	—	(650)
M&M Divestiture	—	—	—	—	—	(167)	(167)
Other	—	3	(21)	—	—	1	(17)
Balance at December 31, 2022	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
2023
Net income	—	—	423	—	—	39	462
Other comprehensive loss	—	—	—	(119)	—	(8)	(127)
Dividends ($1.44 per common share)	—	(651)	—	—	—	—	(651)
Common stock issued/sold	—	27	—	—	—	—	27
Stock-based compensation	—	51	—	—	—	—	51
Distributions to non-controlling interests	—	—	—	—	—	(37)	(37)
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchase of treasury stock	—	—	(21)	—	—	—	(21)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(1)	1	—	—	4	4
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
2024
Net income	—	—	703	—	—	35	738
Other comprehensive loss	—	—	—	(590)	—	(13)	(603)
Dividends ($1.52 per common share)	—	(635)	—	—	—	—	(635)
Common stock issued/sold	—	50	—	—	—	—	50
Stock-based compensation	—	50	—	—	—	—	50
Distributions to non-controlling interests	—	—	—	—	—	(26)	(26)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(8)	—	—	—	(8)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	—
Other	—	—	1	—	—	1	2
Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
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

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2024 and 2023, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

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

Intended Electronics Separation
On May 22, 2024, DuPont announced a plan to separate each of its Electronics and Water businesses in a tax-free manner to its shareholders, (the “Previously Intended Business Separations”). On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”). DuPont also announced that it would retain the Water business. The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the filing and effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

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

The results of operations for the year ended December 31, 2023, present the financial results of Delrin® as discontinued operations through November 1, 2023. The results of operations for the year ended December 31, 2022, present the financial results of the M&M Businesses as discontinued operations. For the year ended December 31, 2023, the Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations for activity. The Consolidated Statements of Cash Flows for the year ended December 31, 2022, present the cash flows from the M&M Businesses as discontinued operations. The comprehensive income of the M&M Businesses has not been segregated and is included in the Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses.

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

For foreign entities where the USD is the functional currency, all foreign currency-denominated asset and liability amounts are re-measured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill, other intangible assets and other non-monetary items, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

In 2024, the Company issued a notice of partial redemption concerning the associated long-term debt linked to this hedging relationship. As a result, the Company dedesignated the hedging relationship, and fair value hedge accounting is no longer applied to these swaps. After dedesignation, changes in fair value of these swaps are recognized directly in earnings in “Sundry income (expense) – net” in the Consolidated Statements of Operations, resulting in gains or losses that are separate from the hedged item.

In addition, the Company has entered into two forward-starting fixed-to-floating interest rate swap agreements to hedge changes in the fair value of the Company’s long-term debt resulting from interest rate movements. These new derivatives convert fixed interest rate payments to floating rate payments. The Company employs both the dedesignated fixed-to-floating interest rate swaps and the forward-starting fixed-to-floating interest rate swaps as economic hedges of its fixed-rate debt. Changes in the fair value of the economic hedges, and any gains or losses from net interest settlements associated with the dedesignated swaps, are recorded in “Sundry income (expense) – net” in the Consolidated Statements of Operations.

Cash payments or receipts associated with interest rate swaps are classified as operating activities in the Consolidated Statements of Cash Flows.

Net Foreign Investment Hedge
The Company has fixed-for-fixed cross currency swaps which are designated as a net investment hedge and has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within "Accumulated other comprehensive loss" ("AOCL"), net of amounts associated with excluded components which are recognized in interest expense in the Consolidated Statements of Operations.

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

When testing goodwill for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and/or market approach. Under the income approach, fair value is determined based on the net present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Under the market approach, the Company selects peer sets based on close competitors and reviews the EBITDA multiples to determine the fair value. When applicable, third-party purchase offers may be utilized to measure fair value. The Company applies a weighting to the market approach and income approach to determine the fair value. See Note 14 for further information on goodwill.

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

Leases
The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract, in accordance with ASC 842, Leases. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment - net" and the corresponding lease liabilities are included in "Long-term debt" or "Short-term borrowings" on the Consolidated Balance Sheets.

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

The Company recognizes the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accrues for other tax contingencies, such as indemnifications, when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in "Income taxes payable" and the long-term portion is included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In September 2022, the FASB issued Accounting Standards Update No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") to enhance transparency about the use of supplier finance programs. The new guidance requires that a buyer in a supplier finance program provides additional qualitative and quantitative disclosures about its program including the nature of the program, activity during the period, changes from period to period, and the potential magnitude of the program. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the amendment on rollforward information which is effective prospectively for fiscal years beginning after December 15, 2023. The Company implemented the new disclosures, other than the rollforward information, as required in the first quarter of 2023. The rollforward information disclosures have been implemented as required for the year ended December 31, 2024. See Note 15 for more information.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures have been implemented as required for the year ended December 31, 2024. See Note 23 for more information.

Accounting Guidance Issued But Not Adopted at December 31, 2024
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis. The disclosures will be implemented as required for the Company's 2025 annual report. The Company is currently evaluating the impact of adopting this guidance.

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which require a registrant to disclose information in annual reports and registration statements about climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The information would include disclosure of a registrant's greenhouse gas emissions. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. Certain annual disclosure requirements would be effective as early as the fiscal year beginning January 1, 2025. However, in April 2024, the SEC voluntarily stayed the final rules pending certain legal challenges. The Company is currently evaluating the impact of these rules on its disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures" ("ASU 2024-03") to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for the Company's 2028 annual report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - ACQUISITIONS
Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle Plastics"), for a net purchase price of $365 million (the "Donatelle Plastics Acquisition"), which includes immaterial adjustments for acquired cash and net working capital. The net purchase price also includes the estimated fair value for a contingent earn-out liability of $40 million, further discussed below. Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle Plastics is being integrated into Industrial Solutions within the Electronics & Industrial segment.

The purchase accounting and purchase price allocation for Donatelle Plastics are substantially complete. However, the Company continues to refine the preliminary valuation of certain acquired assets and liabilities assumed, including income tax related amounts, which could impact the amount of residual goodwill recorded. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the date of the acquisition.

The provisional fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total assets of $268 million and total liabilities of $17 million. The goodwill acquired as part of the Donatelle Plastics Acquisition was $114 million resulting in total consideration of $365 million. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property, plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory. Final determination of the fair values may result in further adjustments to these values.

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

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair value of the contingent earn-out liability will be recognized in "Sundry income (expense), net" in the Consolidated Statements of Operations. As of December 31, 2024, the fair value of the contingent earn-out liability was $40 million, reflected in “Other noncurrent obligations” on the Consolidated Balance Sheets.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Donatelle Plastics was not considered a material business combination for purposes of disclosing either the earnings of Donatelle Plastics since the date of acquisition or supplemental pro forma information.

Spectrum Acquisition
On August 1, 2023, the Company completed the previously announced acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the global industrial, food and medical business sectors. Spectrum is part of the Electronics & Industrial segment. The net purchase price was approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The purchase accounting and purchase price allocation for Spectrum are complete as of December 31, 2024. In the third quarter 2024, the Company finalized the working capital settlements for an immaterial amount which impacted the residual goodwill recorded. The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase allocation is considered final. Final determination of the fair values are presented in the following table:

Spectrum Assets Acquired and Liabilities Assumed on August 1, 2023
In millions
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

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2024, these costs were primarily related to the Previously Intended Business Separations and the Intended Electronics Separation. For the year ended December 31, 2023, these costs were primarily related to the Spectrum Acquisition. Comparatively, for the year ended December 31, 2022, these costs were associated with the Terminated Intended Rogers Corporation Acquisition, including the $162.5 million termination fee, the divestiture of the Biomaterials business unit and the prior year acquisition of Laird PM.

These costs are recorded within "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

(In millions) For the years ended December 31,	2024	2023	2022
Acquisition, integration and separation costs	$168	$20	$193

NOTE 4 - DIVESTITURES
Mobility & Materials Divestitures
On November 1, 2022, (the "Transaction Date") DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The Company had previously entered into a Transaction Agreement (the "Transaction Agreement") with Celanese Corporation ("Celanese") on February 17, 2022, for consideration of $11.0 billion. Cash received on the Transaction Date, as adjusted for preliminary and other adjustments, was $11.0 billion. These adjustments include approximately $500 million of cash transferred with the M&M Divestiture business for which DuPont was reimbursed at closing resulting in net proceeds of $10.5 billion.

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

	For the Years Ended December 31,
In millions	2023	2022
Net sales	$460	$3,532
Cost of sales	295	2,712
Research and development expenses	3	46
Selling, general and administrative expenses	2	127
Amortization of intangibles	—	28
Acquisition, integration and separation costs [1]	195	555
Equity in earnings of nonconsolidated affiliates	—	(9)
Sundry income (expense) - net	9	4
(Loss) income from discontinued operations before income taxes	$(26)	$59
Provision for income taxes on discontinued operations	31	128
(Loss) income from discontinued operations, net of tax	$(57)	$(69)
Net (loss) income from discontinued operations attributable to noncontrolling interests	—	(4)
Gain on sale, net of tax [2]	480	5,024
Income from discontinued operations attributable to DuPont stockholders, net of tax	$423	$4,959
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

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $40 million and $71 million for the years ended December 31, 2024 and 2023, respectively, and income from discontinued operations of $4,856 million for the year ended December 31, 2022.

Discontinued operations activity consists of the following:

	For the Years Ended December 31,
In millions	2024	2023	2022
M&M Divestitures [1]	$(27)	$423	$4,955
MOU Activity [2]	(36)	(426)	(74)
Indemnification activity - environmental and legal [3]	(24)	(50)	—
Tax related matters [4]	57	—	—
Other	(10)	(18)	(25)
(Loss) income from discontinued operations, net of tax	$(40)	$(71)	$4,856
1.The year ended December 31, 2024 primarily includes separation costs and purchase price adjustments.
2.Includes the activity subject to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company. The year ended December 31, 2023 includes a charge related to the Water District Settlement Agreement, as defined in Note 16.
3.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 16.
4.The year ended December 31, 2024 includes tax indemnification activity associated with divested businesses.

Biomaterials
In May 2022, the Company completed the sale of its Biomaterials business unit, which included the Company's equity method investment in DuPont Tate & Lyle Bio Products, to the Huafon Group. Total consideration received related to the sale was approximately $240 million. For the year ended December 31, 2022, a pre-tax gain of $26 million ($21 million net of tax) was recorded in "Sundry income (expense) - net" in the Company's Consolidated Statements of Operations. For the year ended December 31, 2022, the results of operations of the Biomaterials business unit are reported in Corporate & Other.

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

Effective as of January 1, 2024, Electronics & Industrial realigned certain product lines that comprise its business units (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies) that are intended to optimize business operations across the segment leading to enhanced value for customers and cost savings. The Net Trade Revenue table below has been recast for all periods presented to reflect the new structure. There was no change to total Electronics & Industrial segment net sales.

Net Trade Revenue	2024	2023	2022
(In millions) For the years ended December 31,
Industrial Solutions	$1,922	$1,756	$1,633
Interconnect Solutions	1,822	1,688	2,045
Semiconductor Technologies	2,186	1,893	2,239
Electronics & Industrial	$5,930	$5,337	$5,917
Safety Solutions	$2,375	$2,519	$2,649
Shelter Solutions	1,640	1,655	1,815
Water Solutions	1,408	1,459	1,493
Water & Protection	$5,423	$5,633	$5,957
Retained Businesses [1]	$1,033	$1,098	$1,067
Other [2]	—	—	76
Corporate & Other	$1,033	$1,098	$1,143
Total	$12,386	$12,068	$13,017
1.Net sales reflected in Retained Businesses includes the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses.
2.Net sales reflected in Other includes activity of the previously divested Biomaterials business.

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

Revenue recognized for the years ended December 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was insignificant. The Company did not recognize any asset impairment charges related to contract assets during the period.

Contract Balances	December 31, 2024	December 31, 2023
In millions
Accounts receivable - trade [1]	$1,561	$1,543
Deferred revenue - current [2]	$2	$1
Deferred revenue - non-current [3]	$36	$22
1.Included in "Accounts and notes receivable - net" in the Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $87 million, $146 million and $155 million for the years ended December 31, 2024, 2023 and 2022, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. The total liability related to restructuring programs was $48 million and $107 million at December 31, 2024 and December 31, 2023, respectively, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the Consolidated Statements of Operations. Restructuring activity consists of the following programs:

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $199 million, inception to date, comprised of $114 million of severance and related benefit costs and asset related charges of $85 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $25 million of net inventory write-offs in “Cost of Sales” within the Consolidated Statements of Operations for the year ended December 31, 2024. The inventory write-offs are related to plant line closures within the Water & Protection segment. A raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 23 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	2024	2023
(In millions) For the Year Ended December 31,
Electronics & Industrial	$2	$21
Water & Protection	50	57
Corporate & Other	37	32
Total	$89	$110
The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2022	$—	$—	$—
Restructuring charges	80	30	110
Reductions against the reserve	(1)	(30)	(31)
Reserve balance at December 31, 2023	$79	$—	$79
Restructuring charges	34	55	89
Reductions against the reserve	(3)	(55)	(58)
Cash payments	(63)	—	(63)
Reserve balance at December 31, 2024	$47	$—	$47

At December 31, 2024 and 2023, total liabilities related to the 2023-2024 Restructuring Program were $47 million and $79 million, respectively, for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2023-2024 Restructuring Program are substantially complete.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $94 million inception-to-date, comprised of $80 million of severance and related benefit costs and asset related charges of $14 million. The Company recorded pre-tax restructuring benefits of $2 million and charges of $35 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the charges incurred by segment related to the 2022 Restructuring Program:

2022 Restructuring Program Charges by Segment	2024	2023	2022
(In millions) For the years ended December 31,
Electronics & Industrial	$3	$29	$23
Water & Protection	—	(2)	16
Corporate & Other	(5)	8	22
Total	$(2)	$35	$61
At December 31, 2024 and 2023, total liabilities related to the 2022 Restructuring Program were $1 million and $27 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Actions related to the 2022 Restructuring Program are substantially complete.

Equity Method Investment Impairment Related Charges
In connection with the M&M Divestitures, in the first quarter of 2022 a portion of an equity method investment was reclassified to “Assets of discontinued operations” within the Consolidated Balance Sheets. The reclassification served as a triggering event requiring the Company to perform an impairment analysis on the retained portion of the equity method investment held within “Investments and noncurrent receivables” on the Consolidated Balance Sheets. The fair value of the retained equity method investment was estimated using a discounted cash flow model (a form of the income approach). The Company's assumptions in estimating fair value utilize Level 3 inputs and include projected revenue growth, gross margins, EBITDA margins, weighted average costs of capital, and terminal growth rates. The Company determined the fair value of the retained equity method investment was below the carrying value and had no expectation the fair value would recover in the short-term due to the current economic environment. As a result, the Company concluded the impairment was other-than-temporary and, in March 2022, recorded a pre-tax impairment charge of $94 million ($65 million net of tax) in “Restructuring and asset related charges - net” in the Consolidated Statements of Operations for the year ended December 31, 2022 related to the Electronics & Industrial segment. No impairment was required to be recorded for the portion of the equity method investment previously included within “Assets of discontinued operations.”

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
(In millions) For the years ended December 31,	2024	2023	2022
Non-operating pension and other post-employment benefit ("OPEB") credits (costs)	$18	$(9)	$28
Interest income [1,2]	73	155	50
Net gain on divestiture and sales of other assets and investments [3,4,5]	20	19	78
Foreign exchange gains (losses), net	3	(73)	15
Loss on debt extinguishment [6]	(74)	—	—
Interest rate swap mark-to-market loss [7]	(138)	—	—
Miscellaneous income (expenses) - net	22	10	20
Sundry income (expense) - net	$(76)	$102	$191
1.The years ended December 31, 2024 and 2023 include non-cash interest income of $26 million and $4 million, respectively, related to the $350 million Delrin® related party note receivable. Refer to Note 4 for additional information.
2.The year ended December 31, 2023 includes interest on cash and marketable securities. Fluctuations in interest income are due to changes in cash balances and/or changes in interest rates.
3.The year ended December 31, 2024 primarily reflects income related to gains on sale of intellectual property.
4.The year ended December 31, 2023 primarily reflects income related to a land sale within the Water & Protection segment and gain adjustments from previously divested businesses.
5.The year ended December 31, 2022 primarily reflects income of $26 million related to the gain on sale of the Biomaterials business unit and income of $37 million related to the sale of a land use right within the Water & Protection segment.
6.Reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 15 for further details.
7.Includes the mark-to-market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 21 for further details.

Cash, Cash Equivalents and Restricted Cash
At December 31, 2024 and 2023, the Company had restricted cash of $6 million and $411 million, respectively, within “Restricted cash and cash equivalents” in the Consolidated Balance Sheets. At December 31, 2024, the Company also had $36 million, within "Restricted cash and cash equivalents - noncurrent", which is related to the MOU escrow account deposits. During the second quarter 2024, the judgment related to the Water District Settlement Fund became final and therefore $408 million was removed from "Restricted cash and cash equivalents”. Additional information can be found in Note 16.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $1,031 million at December 31, 2024 and $1,269 million at December 31, 2023. "Accrued and other current liabilities" at December 31, 2023 includes approximately $405 million related to a settlement agreement further discussed in Note 16. Accrued payroll, which is a component of "Accrued and other current liabilities" was $383 million at December 31, 2024 and $250 million at December 31, 2023. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at December 31, 2024 and 2023.

NOTE 8 - INCOME TAXES

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	2024	2023	2022
(In millions) For the years ended December 31,
(Loss) income from continuing operations before income taxes
Domestic	$(505)	$(695)	$(308)
Foreign	1,697	1,199	1,756
Income from continuing operations before income taxes	$1,192	$504	$1,448
Current tax expense
Federal	$148	$80	$211
State and local	16	9	7
Foreign	389	246	373
Total current tax expense	$553	$335	$591
Deferred tax (benefit) expense
Federal	$(141)	$(24)	$(191)
State and local	(31)	(27)	(16)
Foreign	33	(313)	3
Total deferred tax benefit	$(139)	$(364)	$(204)
Provision for (benefit from) income taxes on continuing operations	414	(29)	387
Net income from continuing operations	$778	$533	$1,061

Reconciliation to U.S. Statutory Rate	2024	2023	2022
(In millions) For the years ended December 31,
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Equity earning effect	(0.4)	(1.2)	0.2
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	2.8	4.9	(3.9)
U.S. tax effect of foreign earnings and dividends	4.6	13.0	5.0
Unrecognized tax benefits	(0.1)	(0.1)	1.0
Acquisitions, divestitures and ownership restructuring activities [1]	9.0	(64.4)	2.5
Exchange gains/losses [2]	1.5	(1.1)	0.4
State and local income taxes	(0.6)	(2.8)	0.2
Change in valuation allowance	0.5	—	—
Goodwill impairments	—	33.5	—
Stock-based compensation	0.2	(1.0)	(0.2)
Foreign-derived intangible income (FDII)	(1.9)	(6.0)	(2.0)
Other - net	(1.9)	(1.6)	2.5
Effective tax rate	34.7%	(5.8)%	26.7%
1.Includes a tax expense of $103 million and a tax benefit of $324 million in connection with internal restructurings involving foreign subsidiaries for the years ended December 31, 2024 and 2023, respectively.
2. Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.

Deferred Tax Balances at December 31,	2024	2023
(In millions)
Deferred tax assets:
Tax losses and credit carryforwards [1]	$800	$870
Lease liability	98	116
Pension and postretirement benefit obligations	98	46
Other accruals and reserves	124	131
Research and development	268	218
Inventory	7	16
Other – net	254	202
Gross deferred tax assets	$1,649	$1,599
Valuation allowances [1]	(772)	(738)
Total deferred tax assets	$877	$861

Deferred tax liabilities:
Investments	(176)	(204)
Unrealized exchange losses, net	(36)	(17)
Operating lease asset	(98)	(116)
Property	(360)	(343)
Intangibles	(876)	(999)
Total deferred tax liabilities	$(1,546)	$(1,679)
Total net deferred tax liability	$(669)	$(818)
1.Primarily related to recorded tax benefits and the non-realizability of tax losses and credit carryforwards from operations in the United States, Europe and Asia Pacific.

Included in the 2024 and 2023 deferred tax asset and liability amounts above is $356 million and $410 million, respectively, of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries own in aggregate 100 percent of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC are included in the Consolidated Financial Statements of the Company.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions) As of December 31,	2024	2023
Operating loss carryforwards
Expire within 5 years	$5	$40
Expire after 5 years or indefinite expiration	617	624
Total operating loss carryforwards	$622	$664
Tax credit carryforwards
Expire within 5 years	$40	$37
Expire after 5 years or indefinite expiration	138	169
Total tax credit carryforwards	$178	$206
Total Operating Loss and Tax Credit Carryforwards	$800	$870

Total Gross Unrecognized Tax Benefits	2024	2023	2022
(In millions)
Total unrecognized tax benefits at January 1,	$473	$470	$351
Decreases related to positions taken on items from prior years	(32)	(4)	(4)
Increases related to positions taken on items from prior years	17	3	4
Increases related to positions taken in the current year	5	18	164
Settlement of uncertain tax positions with tax authorities	(21)	(10)	(10)
Decreases due to expiration of statutes of limitations	(5)	(9)	—
Exchange (gain) loss	(9)	5	(9)
Divestiture of M&M	—	—	(26)
Total unrecognized tax benefits at December 31, [1]	$428	$473	$470
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$284	$329	$338
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$7	$8	$3
Total accrual for interest and penalties associated with unrecognized tax benefits	$43	$28	$16
1.Total unrecognized tax benefits includes $140 million, $141 million and $128 million of benefits related to discontinued operations at December 31, 2024, 2023 and 2022.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2024	Earliest Open Year
Jurisdiction
Brazil	2019
Canada	2017
China	2014
Denmark	2020
Germany	2019
Japan	2018
The Netherlands	2019
Switzerland	2019
United States:
Federal income tax [1]	2012
State and local income tax	2012
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to EIDP pursuant to the DWDP Tax Matters Agreement.

Undistributed earnings of foreign subsidiaries and related companies that are deemed to be permanently invested amounted to $7,024 million as of December 31, 2024. In addition to the U.S. federal tax imposed by the Tax Cuts and Jobs Act ("The Act") on all accumulated unrepatriated earnings through December 31, 2017, The Act introduced additional U.S. federal tax on foreign earnings, effective as of January 1, 2018. The undistributed foreign earnings at December 31, 2024 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

Intended Electronics Separation
The Company is assessing the tax consequences of the Intended Electronics Separation, which if implemented may result in certain tax attributes being realized. The Company recorded income tax expense of $103 million for the year ended December 31, 2024, in connection with certain internal restructurings related to the Intended Electronics Separation. These restructurings in certain instances relied upon legal entity and asset valuations. The aforementioned tax expense is included in “Provision for (benefit from) income taxes on continuing operations” in the Consolidated Statements of Operations.

2023 Internal Restructurings
The Company recorded a deferred tax benefit of $324 million for the year ended December 31, 2023, in connection with certain internal restructurings. These restructurings in certain instances relied upon legal entity and asset valuations. The aforementioned tax benefit is included in “Provision for (benefit from) income taxes on continuing operations” in the Consolidated Statements of Operations.

M&M Divestitures
The Company recorded a net tax expense of $21 million and $127 million for the year ended December 31, 2023 and 2022, respectively, in connection with certain internal restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities retained by DuPont and in certain instances relied upon legal entity valuations. The aforementioned net tax expense is included in “Income from discontinued operations, net of tax” in the Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the years ended December 31, 2024, 2023 and 2022:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2024	2023	2022
Income from continuing operations, net of tax	$778	$533	$1,061
Net income from continuing operations attributable to noncontrolling interests	35	39	53
Income from continuing operations attributable to common stockholders	$743	$494	$1,008
(Loss) income from discontinued operations, net of tax	(40)	(71)	4,856
Net loss from discontinued operations attributable to noncontrolling interests	—	—	(4)
(Loss) income from discontinued operations attributable to common stockholders	(40)	(71)	4,860
Net income available to common stockholders	$703	$423	$5,868

Earnings Per Share Calculations - Basic Dollars per share	2024	2023	2022
Earnings from continuing operations attributable to common stockholders	$1.77	$1.10	$2.02
(Loss) earnings from discontinued operations, net of tax	(0.10)	(0.16)	9.75
Earnings available to common stockholders [1]	$1.68	$0.94	$11.77

Earnings Per Share Calculations - Diluted Dollars per share	2024	2023	2022
Earnings from continuing operations attributable to common stockholders	$1.77	$1.09	$2.02
(Loss) earnings from discontinued operations, net of tax	(0.10)	(0.16)	9.73
Earnings available to common stockholders [1]	$1.67	$0.94	$11.75

Share Count Information Shares in Millions	2024	2023	2022
Weighted-average common shares - basic	419.2	449.9	498.5
Plus dilutive effect of equity compensation plans	1.4	1.3	0.9
Weighted-average common shares - diluted	420.6	451.2	499.4
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.1	2.6	4.1
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2024	December 31, 2023
Accounts receivable – trade [1]	$1,534	$1,513
Income tax receivable	81	301
Other [2]	584	556
Total accounts and notes receivable - net	$2,199	$2,370
1.Accounts receivable – trade is net of allowances of $26 million at December 31, 2024 and $40 million at December 31, 2023. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Other includes receivables in relation to value added tax, indemnification assets, general sales tax and other taxes, and other receivables. No individual group represents more than ten percent of total receivables.

Accounts receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

In millions	December 31, 2024	December 31, 2023
Finished goods	$1,162	$1,184
Work in process	509	487
Raw materials	332	350
Supplies	127	126
Total inventories	$2,130	$2,147

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2024	December 31, 2023
In millions
Land and land improvements	1	-	25	$455	$449
Buildings	1	-	50	2,238	2,121
Machinery, equipment, and other	1	-	25	7,657	7,306
Construction in progress				606	849
Total property, plant and equipment				$10,956	$10,725
Total accumulated depreciation				$5,188	$4,841
Total property, plant and equipment - net				$5,768	$5,884

In millions	2024	2023	2022
Depreciation expense	$599	$547	$545

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at December 31, 2024 and December 31, 2023 is $778 million and $788 million, respectively. In the fourth quarter of 2023, the Company acquired an equity interest in Derby Group Holdings LLC ("Derby"). See Note 4 and below for further information. In the first quarter of 2022, the Company recorded an other-than-temporary impairment on an equity method investment. See Note 6 for more information.

The Company's dividends received from nonconsolidated affiliates is shown in the following table:

Dividends Received from Nonconsolidated Affiliates	2024	2023	2022
(In millions) For the years ended December 31,
Dividends from nonconsolidated affiliates	$73	$71	$103

The Company had an ownership interest in seven nonconsolidated affiliates, with ownership interest (direct and indirect) ranging from 19.9 percent to 50 percent at December 31, 2024.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the years ended December 31, 2024, 2023 and 2022. Purchases from nonconsolidated affiliates represented less than 3 percent of “Cost of sales” for the years ended December 31, 2024 and 2023 and less than 4 percent for the year ended December 31, 2022.

Derby Equity Interest
As a result of the Delrin® Divestiture, on November 1, 2023, the Company received a 19.9 percent non-controlling equity interest in Derby. The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. DuPont's equity interest in Derby Holdings Group is reflected in Corporate & Other. For the year ended December 31, 2024, the Company recorded a loss of $7 million in "Equity in earnings of nonconsolidated affiliates" on the Consolidated Statement of Operations which includes the impact of approximately $17 million for transaction costs incurred by Derby and amortization expense from purchase accounting. The carry values of the equity interest as of December 31, 2024 and 2023, were $117 million and $121 million, respectively. The carry values of the note receivable as of December 31, 2024 and 2023, were $254 million and $228 million, respectively.

For the years ended December 31, 2024 and 2023, Company recognized non-cash interest income on the Derby Note Receivable of $26 million and $4 million, respectively, reported in "Sundry income (expense) - net" on the Consolidated Statements of Operations, and accreted to the carrying value of the note receivable.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Balance at December 31, 2022	$9,397	$6,656	$610	$16,663
Goodwill recognized for Spectrum Acquisition [1]	818	—	—	818
Currency Translation Adjustment	(10)	48	5	43
Impairment	—	(804)	—	(804)
Balance at December 31, 2023	$10,205	$5,900	$615	$16,720
Goodwill recognized for Donatelle Plastics Acquisition [2]	114	—	—	114
Goodwill recognized for Spectrum Acquisition [1,3]	(4)	—	—	(4)
Currency Translation Adjustment	(113)	(145)	(9)	(267)
Other	4	—	—	4
Balance at December 31, 2024	$10,206	$5,755	$606	$16,567
1.On August 1, 2023, DuPont completed the acquisition of Spectrum, which is included in the Electronics & Industrial segment. See Note 3 for additional information.
2.On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, which is included in the Electronics & Industrial segment. See Note 3 for additional information.
3.In the third quarter 2024, the Company finalized the working capital settlements which impacted the residual goodwill recorded. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. The Company’s significant assumptions in these analyses include projected revenue growth, EBITDA margin, weighted average cost of capital and terminal growth rates and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

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

As part of its annual impairment test at October 1, 2024, the Company performed qualitative testing on seven of its reporting units and performed quantitative testing on one of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the seven reporting units were less than their carrying values. The Protection reporting unit (aggregation of the Safety and Shelter businesses), within the Water & Protection segment, was tested by applying the quantitative assessment. The Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified. The estimated fair value of the Protection reporting unit, exceeded its carrying value by approximately five percent. Given this level of fair value, the reporting unit remains at risk for future impairment. Should adverse impacts from macroeconomic conditions, or other events occur indicating that the estimated future cash flows of the reporting unit have declined and the reporting unit is unable to meet or exceed its projections, the Company may be required to record future non-cash impairment charges related to goodwill. As of the date of the quantitative assessment, the carrying amount of goodwill within this reporting unit was $4.8 billion.

Effective as of January 1, 2024, Electronics & Industrial realigned certain of its product lines making up its lines of business (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies). During the first quarter of 2024, the realignment of the businesses within Electronics & Industrial served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of January 1, 2024, prior to the realignment. As part of the realignment, the Company assessed and re-defined certain reporting units effective January 1, 2024, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted in the Electronics and Industrial segment and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include projected revenue growth, gross margins, selling, administrative, research and development expenses (SARD), capital expenditures, weighted average cost of capital, terminal growth rates, and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

In connection with the preparation of the full year 2023 financial statements, the continuation of previously disclosed challenging macroeconomic environment in the residential, non-residential, and the repair and remodel construction markets, as well as incremental channel inventory destocking in healthcare and industrial end-markets served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit as of December 31, 2023 As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which is recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,975	$(1,124)	$851	$2,079	$(1,092)	$987
Trademarks/tradenames	901	(451)	450	924	(414)	510
Customer-related	5,868	(2,623)	3,245	5,815	(2,329)	3,486
Other	27	(7)	20	28	(1)	27
Total other intangible assets with finite lives	$8,771	$(4,205)	$4,566	$8,846	$(3,836)	$5,010
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets with indefinite lives	$804	$—	$804	$804	$—	$804
Total	$9,575	$(4,205)	$5,370	$9,650	$(3,836)	$5,814

During the fiscal year 2024, the Company retired fully amortized assets of $145 million of developed technology intangible assets and $27 million of trademarks/tradename intangible assets.

During the fiscal year 2023, the Company retired fully amortized assets of $399 million of customer-related intangible assets and $25 million of other intangible assets.

The following table provides the net carrying value of other intangible assets:

Net Intangibles	December 31, 2024	December 31, 2023
In millions
Electronics & Industrial [1]	$3,337	$3,521
Water & Protection	1,957	2,206
Corporate & Other	76	87
Total	$5,370	$5,814
1.Includes intangible assets acquired as part of the Donatelle and Spectrum Acquisitions. See Note 3 for additional information.

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2025	$555
2026	$527
2027	$480
2028	$427
2029	$337

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
The following tables summarize the Company's short-term borrowings, long-term debt and finance lease obligations:

Short-Term Borrowings	December 31, 2024	December 31, 2023
(In millions)
Long-term debt due within one year [1]	$1,848	$—
1.Presented net of current portion of unamortized debt issuance costs.

Long-Term Debt	December 31, 2024		December 31, 2023
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2025	$1,850	4.49%	$1,850	4.49%
Final maturity 2028	2,250	4.73%	2,250	4.73%
Final maturity 2030 and thereafter [2]	3,102	5.47%	3,741	5.46%
Other facilities:
Finance lease obligations	9		10
Less: Unamortized debt discount and issuance costs	40		51
Less: Long-term debt due within one year	1,848		—
Total	$5,323		$7,800
1.Represents senior unsecured notes (the "2018 Senior Notes"), which are senior unsecured obligations of the Company.
2.Includes an unamortized basis adjustment of $48 million related to the dedesignation of the Company's interest rate swap agreements and a fair value hedging adjustment of $59 million, related to the Company's interest rate swap agreements at December 31, 2024 and 2023, respectively. See Note 21 for additional information.

In June 2024, the company partially redeemed $650 million aggregate principal amount of 2038 Notes at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. Further details are discussed below. In November 2023, the $300 million Floating Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash on hand.

Principal payments of long-term debt for the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2024	Total
In millions
2025	$1,850
2026	$—
2027	$—
2028	$2,250
2029	$—
The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $5,368 million and $7,995 million at December 31, 2024 and 2023, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2024
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five-Year Revolving Credit Facility	April 2022	$2,500	$2,484	April 2027	Floating Rate
2024 $1B Revolving Credit Facility	May 2024	1,000	1,000	May 2025	Floating Rate
Total Committed and Available Credit Facilities		$3,500	$3,484

In July 2022, the Company drew down $600 million under the 2022 $1B Revolving Credit Facility in order to facilitate certain intercompany internal restructurings related to the M&M Divestiture. The Company repaid the borrowing in September 2022.

Capital Structure Actions
DuPont, with its advisors, is evaluating considerations related to the design of the capital structures for the Previously Intended Business Separations and the Intended Electronics Separation. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 notes, (the "2038 Notes") in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt for the year ended December 31, 2024, the Company incurred a loss of approximately $74 million to "Sundry income (expense) - net" within the Consolidated Statements of Operations, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the Company's interest rate swap agreements associated with this borrowing. See Note 21 for further detail on the dedesignation of the Company's interest rate swap agreements.

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "2024 $1B Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility, entered into on May 10, 2023, (the "2023 364-Day Revolving Credit Facility"). There were no drawdowns of either facility during the year ended December 31, 2024. On April 12, 2022, the Company entered into a new $2.5 billion five-year revolving credit facility (the "Five-Year Revolving Credit Facility"). The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company's commercial paper and letter of credit issuance.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $650 million at December 31, 2024. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $124 million at December 31, 2024. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2018 Senior Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2024 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2024, the Company was in compliance with this financial covenant. There were no material changes to the debt covenants and default provisions at December 31, 2024.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 110 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days’ notice. The amount of invoices outstanding confirmed as valid under the supplier financing programs are shown in the table below and recorded in “Accounts Payable” in the Consolidated Balance Sheets.

The following table summarizes the outstanding obligations confirmed as valid under the supplier financing programs for the year ended December 31, 2024:

Supplier Financing Program Activity	Amount
In millions
Confirmed obligations outstanding as of January 1, 2024	$97
Invoices confirmed to financial institutions	421
Confirmed invoices paid to financial institution	(413)
Foreign currency exchange impact	(1)
Confirmed obligations outstanding as of December 31, 2024	$104

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

As of December 31, 2024, the Company has recorded indemnification assets of $28 million within "Accounts and notes receivable - net" and $298 million within "Deferred charges and other assets" and indemnification liabilities of $178 million within "Accrued and other current liabilities" and $237 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. As of December 31, 2023, the Company has recorded indemnified assets of $21 million within "Accounts and notes receivable - net" and $242 million within "Deferred charges and other assets" and indemnified liabilities of $200 million within "Accrued and other current liabilities" and $263 million within "Other noncurrent obligations" within the Consolidated Balance Sheets.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At December 31, 2024, the Company had paid Qualified Spend of approximately $605 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

At December 31, 2024, each of Chemours, Corteva and DuPont have made additional deposits into the MOU Escrow Account totaling $100 million in the aggregate. DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at December 31, 2024 are reflected in "Restricted cash and cash equivalents - noncurrent" on the Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold, and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At December 31, 2024, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. DuPont met its $200 million threshold by December 31, 2024 and as a result, the Company will bear 71 percent and Corteva will bear 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At December 31, 2024, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	December 31, 2024	December 31, 2023	Balance Sheet Classification
Current indemnification liabilities	$99	$87	Accrued and other current liabilities
Long-term indemnification liabilities	123	119	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$222	$206
1.As of December 31, 2024 and 2023, total indemnified liabilities accrued include $128 million and $139 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

In addition to the above, beginning the second quarter of 2023, the Company recognized a liability related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation. The judgment became final in April 2024, therefore $408 million, including interest, is reflected as a cash outflow within cash flows from discontinued operations for the year ended December 31, 2024.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004 EIDP's reached a settlement in Leach v. E.I. DuPont de Nemours & Co., which gave certain residents in Ohio and West Virginia standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits filed in Ohio and West Virginia state and federal courts, were consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). In 2017, Chemours and EIDP settled the Ohio MDL for $670 million.

Post the 2017 settlement, approximately 100 additional cases were filed. EIDP and Chemours settled all but one of these cases in 2021 for $83 million with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. The remaining case resulted in a jury verdict for the plaintiff which has been paid. The Company was not a defendant but made its share of the payment in accordance with the Agreements and MOU. Since that time, Plaintiffs’ counsel had approximately 70 cases that were, or were to be, filed in the Ohio MDL. Prior to the start of the first trial in September 2024, EIDP and Chemours entered into an agreement in principle providing for settlement for all pending cases in the MDL as well as additional pre-suit claims. On September 6, 2024, the parties accepted a mediator’s proposal, and the trials were postponed. The parties ultimately entered into a settlement agreement on November 13, 2024 (“2024 Settlement”). The agreement included two payments to be made, the first for approximately $30 million, due upon receiving the dismissals for all the approximately 73 known filed and unfiled cases. A second payment of $29 million is contingent upon the court's order dissolving the Ohio MDL. In December 2024, the plaintiffs delivered dismissals for all cases, and filed a motion with the court to terminate the Ohio MDL and DuPont satisfied its portion ($11 million) of the first payment. DuPont has also recorded a charge of $10 million, representing its portion of the contingent second payment, which is accrued for as of December 31, 2024. On February 11, 2025, the court recommended a termination of the Ohio MDL. The second payment will become due if the panel overseeing the Ohio MDL accepts the court's recommendation.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of December 31, 2024.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued $9 million as of December 31, 2024 related to the Supplemental Payment.

As of December 31, 2024, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, and companies such as 3M that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”) captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina (the “Court”). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the MDL include, among others, water districts, individuals and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

On June 30, 2023, Chemours, Corteva, EIDP and DuPont entered a definitive agreement to resolve for $1.185 billion in cash all PFAS-related claims of a defined class of U.S. public water systems, including claims that are part of the AFFF MDL, (the “Water District Settlement Agreement”).

DuPont paid its $400 million contribution into the Water District Settlement Fund in the third quarter 2023. That payment included $100 million that DuPont had deposited into the MOU Escrow Account as of June 30, 2023. The Company’s total contribution, including interest, of $408 million has been removed from "Restricted cash and cash equivalents - current" along with the associated "Accrued and other current liabilities" within the Consolidated Balance Sheets as of December 31, 2024, as the settlement became final in the second quarter 2024. DuPont's aggregate MOU escrow deposits of $405 million, including interest, at December 31, 2023 is reflected in "Restricted cash and cash equivalents - noncurrent" on the Consolidated Balance Sheets.

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

As part of the approval process, the Court established, among other things, a mechanism for class members to submit requests to be excluded from the settlement. Approximately 900 of 14,167 entities on the list of potential class members submitted timely requests for exclusion. The time has passed for any further entities to opt out.

The Court ordered the dismissal of personal injury claims by September 10, 2024, that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. Cases that are dismissed pursuant to the Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the Court’s order. There are about 5,200 personal injury cases currently pending in the AFFF MDL reflecting confirmed dismissals under the Court’s order and any newly filed cases. The Company expects additional personal injury cases – which include claims that identify one of the eight health conditions – will continue to be filed into the AFFF MDL.

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

In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent (“LOI”) with the municipalities on June 28, 2024, that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Although the Company believes a loss is probable, it is not estimable.

Additionally, there are cases in Canada that allege harm from PFAS contamination including property and natural resource damage claims, both related and unrelated to AFFF.

In addition to the above matters, there are other legal matters pending that make claims related to PFAS. The Company is specifically named in some of these legal matters and some are pending against Chemours and/or Corteva/EIDP in which the Company is not named. Certain of these actions may purport to be class actions and seek damages in very large amounts. Regardless of whether the Company is named, the costs of litigation and future liabilities, if any, in these matters, are or may be eligible PFAS costs under the MOU and Indemnification Losses under the Agreements.

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at December 31, 2024. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of December 31, 2024, the Company has liabilities of $26 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At December 31, 2024, the Company had accrued obligations of $275 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	December 31, 2024	December 31, 2023	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$45	$46	$106

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow and Corteva [2]	83	101	177
MOU related obligations (discussed above) [3]	146	152	31
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$275	$300	$316
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of December 31, 2024.
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

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheets. At December 31, 2024, the Company has future maximum payments for residual value guarantees in operating leases of $25 million with final expirations through 2034. The Company's lease agreements do not contain any material restrictive covenants.
The components of lease cost for operating leases for the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Operating lease cost	$125	$121	$113
Short-term lease cost	5	4	4
Variable lease cost	37	39	39
Less: Sublease income [1]	4	4	12
Total lease cost	$163	$160	$144
1.Reflects income associated with subleases, not inclusive of all lessor arrangements disclosed below.

Operating cash flows from operating leases related to continuing operations were $120 million, $115 million, and $109 million for the year ended December 31, 2024, 2023 and 2022, respectively.

New operating lease assets and liabilities entered into during the year ended December 31, 2024, 2023 and 2022 were $53 million, $160 million and $131 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets [1]	$403	$484
Current operating lease liabilities [2]	84	97
Noncurrent operating lease liabilities [3]	322	390
Total operating lease liabilities	$406	$487
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

Lease Term and Discount Rate for Operating Leases	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.8	8.5
Weighted-average discount rate	3.78%	3.55%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2024	Operating Leases
In millions
2025	$97
2026	76
2027	61
2028	44
2029	34
2030 and thereafter	157
Total lease payments	$469
Less: Interest	63
Present value of lease liabilities	$406

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

For the years ended December 31, 2024, 2023 and 2022 total lease income was $75 million, $73 million and $58 million, respectively, for which the net profits recognized from these leases were approximately $20 million, $18 million and $14 million, respectively. Total lease income for each period presented is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". Contractual lease income for 2025 through 2029 ranges from $49 million to $75 million annually.

NOTE 18 - STOCKHOLDERS' EQUITY
Share Repurchase Programs
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

Also in the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock ("Q1 2024 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $8 million and $21 million, respectively, as a reduction to retained earnings for the years ended December 31, 2024 and 2023, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our Consolidated Balance Sheets as of December 31, 2024 and 2023.

Common Stock
The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2024, 2023 and 2022:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at January 1, 2022	511,793	—
Issued	2,074	—
Repurchased	—	55,743
Retired	(55,743)	(55,743)
Balance at December 31, 2022	458,124	—
Issued	1,225	—
Repurchased	—	29,239
Retired	(29,239)	(29,239)
Balance at December 31, 2023	430,110	—
Issued	1,513	—
Repurchased	—	13,629
Retired	(13,629)	(13,629)
Balance at December 31, 2024	417,994	—

Retained Earnings
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2024, 2023 and 2022 are summarized in the following table:

Dividends Declared and Paid	2024	2023	2022
In millions
Dividends declared to common stockholders	$635	$651	$652
Dividends paid to common stockholders	$635	$651	$652

Undistributed earnings of nonconsolidated affiliates included in retained earnings were $626 million at December 31, 2024 and $637 million at December 31, 2023.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2024, 2023 and 2022:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments [1]	Total
In millions
2022
Balance at January 1, 2022	$(88)	$73	$56	$41
Other comprehensive (loss) income before reclassifications	(1,101)	44	61	(996)
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
M&M Divestiture reclassification adjustment	221	(54)	—	167
Net other comprehensive (loss) income	$(880)	$(13)	$61	$(832)
Balance at December 31, 2022	$(968)	$60	$117	$(791)
2023
Other comprehensive income (loss) before reclassifications	46	(83)	(41)	(78)
Amounts reclassified from accumulated other comprehensive income	—	(9)	—	(9)
Delrin® Divestiture reclassification adjustment	(9)	(23)	—	(32)
Net other comprehensive income (loss)	$37	$(115)	$(41)	$(119)
Balance at December 31, 2023	$(931)	$(55)	$76	$(910)
2024
Other comprehensive (loss) income before reclassifications	(562)	(59)	32	(589)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Net other comprehensive (loss) income	$(562)	$(60)	$32	$(590)
Balance at December 31, 2024	$(1,493)	$(115)	$108	$(1,500)
1. Includes cumulative translation adjustment impact associated with derivative instruments.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows:

Tax Benefit (Expense)	2024	2023	2022
In millions
Pension and other post-employment benefit plans	$11	$26	$16
Derivative instruments	(9)	12	(15)
Tax benefit from income taxes related to other comprehensive income (loss) items	$2	$38	$1

A summary of the reclassifications out of AOCL for the years ended December 31, 2024, 2023 and 2022 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2024	2023	2022	Income Classification
In millions
Cumulative translation adjustments	$—	$(9)	$221	See (1) below
Pension and other post-employment benefit plans	(2)	(35)	(71)	See (1) below
Tax expense (benefit)	1	3	14	See (1) below
Pension and other post-employment benefit plans, after tax	(1)	(32)	(57)
Total reclassifications for the period, after tax	$(1)	$(41)	$164
1. The activity for the year ended December 31, 2024 is classified within "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2023 is classified almost entirely within "(Loss) income from discontinued operations, net of tax" as part of the Delrin® Divestiture, with a portion classified within "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2022 is classified almost entirely within "(Loss) income discontinued operations, net of tax" as part of the M&M Divestiture, with a portion classified within "Sundry income (expense) - net" as part of continuing operations.

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
The significant defined benefit pension and OPEB plans of the Company are summarized below. Unless otherwise noted, all values within this footnote are inclusive of balances and activity associated with discontinued operations.

Defined Benefit Pension Plans
DuPont has both funded and unfunded defined benefit pension plans covering employees in a number of non-US countries. The United Kingdom qualified plan is the largest pension plan held by DuPont.

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2024, the Company contributed $51 million to its benefit plans. DuPont expects to contribute approximately $56 million to its benefit plans in 2025.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2024	2023	2024	2023	2022
Discount rate	3.67%	3.26%	3.46%	3.05%	1.48%
Interest crediting rate for applicable benefits	1.75%	2.00%	2.00%	2.25%	1.25%
Rate of compensation increase	3.41%	3.11%	3.11%	3.25%	3.15%
Expected return on plan assets	N/A	N/A	4.43%	3.61%	2.69%

Other Post-employment Benefit Plans
The Company retained U.S. and foreign other post-employment benefit obligations with the Canadian plan and the U.S. long-term disabilities plan being the two largest and accounting for the majority of the Company's total other post-employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant. The total other post-employment benefits projected benefit obligation was $27 million as of December 31, 2024 and $29 million as of December 31, 2023.

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	2024	2023
In millions
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,704	$2,726
Service cost	17	25
Interest cost	84	99
Plan participants' contributions	9	7
Actuarial changes in assumptions and experience	(49)	132
Benefits paid	(208)	(208)
Acquisitions/divestitures/other [1]	—	(209)
Effect of foreign exchange rates	(122)	133
Termination benefits/curtailment cost/settlements	—	(1)
Benefit obligations at end of year	$2,435	$2,704
1.The year ended 2023 is primarily related to the Delrin® Divestiture.

Change in Plan Assets and Funded Status of All Plans	2024	2023
In millions
Change in plan assets:
Fair value of plan assets at beginning of year	$2,424	$2,596
Actual return on plan assets	(14)	109
Employer contributions	51	66
Plan participants' contributions	9	7
Benefits paid	(208)	(208)
Acquisitions/divestitures/other [1]	—	(285)
Effect of foreign exchange rates	(101)	139
Fair value of plan assets at end of year	$2,161	$2,424

Funded status:
Plans with plan assets	$186	$233
All other plans	(460)	(513)
Funded status at end of year	$(274)	$(280)
1.The year ended 2023 is primarily related to the Delrin® Divestiture.

The following tables summarize the amounts recognized in the Consolidated Balance Sheets for all significant plans:

Amounts Recognized in the Consolidated Balance Sheets for All Significant Plans	December 31, 2024	December 31, 2023
In millions
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$291	$338
Accrued and other current liabilities	(42)	(53)
Pension and other postretirement benefits - noncurrent	(523)	(565)
Net amount recognized	$(274)	$(280)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$167	$95
Prior service credit	(4)	(8)
Pretax balance in accumulated other comprehensive loss at end of year	$163	$87

The increase in the Company's actuarial losses for the year ended December 31, 2024 was primarily due to losses on assets in excess of what was expected, partially offset by the changes in weighted-average discount rates, which increased from 3.26 percent at December 31, 2023 to 3.67 percent at December 31, 2024.

The actuarial loss for the year ended December 31, 2023 was primarily due to the changes in weighted-average discount rates, which decreased from 3.71 percent at December 31, 2022 to 3.26 percent at December 31, 2023 and due to divestitures, partially offset by gains on assets in excess of what was expected.

The accumulated benefit obligation for all pension plans was $2.4 billion and $2.6 billion at December 31, 2024 and December 31, 2023, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2024	December 31, 2023
In millions
Accumulated benefit obligations	$646	$700
Fair value of plan assets	$134	$138

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2024	December 31, 2023
In millions
Projected benefit obligations	$683	$743
Fair value of plan assets	$144	$154

Net Periodic Benefit Costs for All Significant Plans for the Years Ended December 31,	2024	2023	2022
In millions
Net Periodic Benefit Costs:
Service cost	$17	$25	$43
Interest cost	84	99	55
Expected return on plan assets	(100)	(92)	(97)
Amortization of prior service credit	(3)	(3)	(5)
Amortization of unrecognized net (gain) loss	—	(1)	1
Curtailment/settlement	1	(3)	(4)
Net periodic benefit (credits) costs - Total	$(1)	$25	$(7)
Less: Net periodic benefit credits - Discontinued operations	—	(6)	(9)
Net periodic benefit (credit) costs - Continuing operations [1]	$(1)	$31	$2
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain)	$70	$108	$(35)
Amortization of prior service credit	3	3	5
Amortization of unrecognized gain (loss)	—	1	(1)
Settlement (loss) gain	(1)	3	4
Effect of foreign exchange rates	(1)	1	5
Total recognized in other comprehensive loss (income)	$71	$116	$(22)
Total recognized in net periodic benefit costs (credits) and other comprehensive loss (income)	$70	$147	$(20)
1. Refer to the separate table below for details of Net Periodic Benefit Costs for Plans in Continuing Operations.

Net Periodic Benefit Costs for Plans in Continuing Operations for the Years Ended December 31,	2024	2023	2022
In millions
Net Periodic Benefit Costs:
Service cost	$17	$22	$30
Interest cost	84	93	49
Expected return on plan assets	(100)	(78)	(73)
Amortization of prior service credit	(3)	(2)	(4)
Amortization of unrecognized net (gain) loss	—	(1)	4
Curtailment/settlement	1	(3)	(4)
Net periodic benefit costs - Continuing operations	$(1)	$31	$2

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2024
In millions
2025	$173
2026	171
2027	167
2028	169
2029	174
Years 2030-2034	845
Total	$1,699

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as insurance contracts, pooled investment vehicles and private market securities. At December 31, 2024, plan assets totaled $2.2 billion.

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

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2024	DuPont
Asset Category
Equity securities	2%
Fixed income securities	9
Alternative investments	24
Hedge funds	26
Pooled investment vehicles	32
Other investments	7
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2024 and 2023:

Basis of Fair Value Measurements	December 31, 2024				December 31, 2023
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$52	$52	$—	$—	$55	$55	$—	$—
Equity securities:
U.S. equity securities	$20	$20	$—	$—	$20	$20	$—	$—
Non - U.S. equity securities	26	26	—	—	29	29	—	—
Total equity securities	$46	$46	$—	$—	$49	$49	$—	$—
Fixed income securities:
Debt - government-issued	$34	$—	$34	$—	$34	$—	$34	$—
Debt - corporate-issued	4	—	4	—	5	—	5	—
Total fixed income securities	$38	$—	$38	$—	$39	$—	$39	$—
Alternative investments:
Real estate	$75	$—	$—	$75	$79	$—	$—	$79
Insurance contracts	468	—	—	468	524	—	—	524
Derivatives - asset position	—	—	—	—	3	—	3	—
Derivatives - liability position	(3)	—	(3)	—	—	—	—	—
Total alternative investments	$540	$—	$(3)	$543	$606	$—	$3	$603
Other Investments:
Pooled Investment Vehicles	$685	$685	$—	$—	$681	$681	$—	$—
Total other investments	$685	$685	$—	$—	$681	$681	$—	$—
Subtotal	$1,361	$783	$35	$543	$1,430	$785	$42	$603
Investments measured at net asset value:
Debt - government-issued	$147				$187
Hedge funds	552				667
Private market securities	101				126
Total investments measured at net asset value	$800				$980
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$—				$14
Pension trust payables [2]	—				—
Total	$2,161				$2,424
1. Primarily receivables for investment securities sold.
2. Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2024 and 2023:

Fair Value Measurement of Level 3 Pension Plan Assets	Real Estate	Insurance Contracts	Total
In millions
Balance at Jan 1, 2023	$75	$524	$599
Actual return on assets:
Relating to assets held at Dec 31, 2023	2	26	28
Purchases, sales and settlements, net	2	(16)	(14)
Transfers out of Level 3 [1]	—	(10)	(10)
Balance at Dec 31, 2023	$79	$524	$603
Actual return on assets:
Relating to assets held at Dec 31, 2024	(6)	(56)	(62)
Purchases, sales and settlements, net	2	(3)	(1)
Transfers into Level 3	—	3	3
Balance at Dec 31, 2024	$75	$468	$543
1. Related to the Delrin® Divestiture

Defined Contribution Plans
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's matching contributions to the Plan were $60 million in 2024 and $65 million in 2023. The Company's nonmatching contributions to the Plan were $32 million in 2024 and $34 million in 2023. In total, the Company's contributions to the Plan were $92 million in 2024 and $99 million in 2023. All amounts for 2023 are inclusive of Delrin® activity related to discontinued operations.

In addition, the Company made contributions to other defined contribution plans in 2024 in the amount of $32 million and $35 million in 2023. 2023 is inclusive of Delrin® activity related to discontinued operations.

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

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP"), which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the EIP, a maximum of 15 million shares of common stock are available for award as of December 31, 2024. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

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

DuPont recognized share-based compensation expense in continuing operations of $77 million, $74 million, and $75 million during the years ended December 31, 2024, 2023 and 2022, respectively. The income tax benefits related to stock-based compensation arrangements were $16 million for the years ended December 31, 2024, 2023 and 2022,.

Total unrecognized pretax compensation cost in continuing operations related to nonvested stock option awards of $0.2 million at December 31, 2024, is expected to be recognized over a weighted-average period of 0.1 years. Total unrecognized pretax compensation cost in continuing operations related to RSUs and performance based stock units ("PSUs") of $77 million at December 31, 2024, is expected to be recognized over a weighted average period of 1.8 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2024 was $78 million. The weighted average grant-date fair value of RSUs and PSUs granted during 2024 was $70.70.

At the time of the M&M Divestiture, outstanding, unvested share-based compensation awards granted in 2022 and held by Employees transferred to Celanese were terminated and reissued as equity awards under the Celanese stock plan. Pre-2022 awards held by M&M Employees were settled by DuPont based on vesting conditions noted in respective grant agreements.

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
1. No stock options were granted by the Company out of the EIP plan in 2024 or 2023.

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

The following table summarizes stock option activity for 2024 under the EIP:

EIP Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	627	$74.48
Granted [1]	—	$—
Exercised	(106)	$73.91
Forfeited/Expired	(12)	$74.40
Outstanding at December 31, 2024	509	$74.61	6.58	$837
Exercisable at December 31, 2024	375	$74.45	6.41	$674
1. No awards were granted by the Company out of the EIP plan in 2024 and 2023.

Additional Information about EIP Stock Options [1]
In millions, except per share amounts	2024	2023	2022
Weighted-average fair value per share of options granted [1]	$—	$—	$17.41
Total compensation expense for stock options plans [2]	$12	$10	$8
Related tax benefit [2]	$2	$2	$2
1. No stock options were granted by the Company out of the EIP plan in 2024 and 2023.
2. These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

EIP Restricted Stock Units and Performance Based Stock Units
The Company grants RSUs to certain employees that generally vest over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. For grants issued prior to 2024, retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least 12 months of service following the grant date. For grants issued in 2024, a retirement eligible employee retains a prorated portion of any granted awards upon retirement provided the employee has rendered at least 12 months of service following the grant date. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

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

Nonvested awards of RSUs and PSUs are shown below:

EIP RSUs and PSUs	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2024	1,991	$69.85
Granted	1,212	$70.70
Vested	(880)	$72.86
Forfeited	(119)	$69.88
Nonvested at December 31, 2024	2,204	$69.11

DuPont Omnibus Incentive Plan
The DuPont OIP has two subplans that have the same terms and conditions of the TDCC and EIDP plans immediately prior to the DWDP Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. No awards were granted by the Company out of the OIP plan in 2024, 2023 or 2022. All new awards will be granted by the EIP.

OIP Stock Options
The exercise price of shares subject to option is equal to the market price of the Company's stock on the date of grant. Stock option awards expire 10 years after the grant date. The plan allows retirement-eligible employees of the Company to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. No awards were granted by the Company out of the OIP plan in 2024, 2023 and 2022.

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

The following table summarizes stock option activity for 2024 under the OIP:

OIP Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,637	$62.58
Granted	—	$—
Exercised	(217)	$62.55
Forfeited/Expired	(30)	$64.16
Outstanding at December 31, 2024	1,390	$62.55	5.12	$19,041
Exercisable at December 31, 2024	1,390	$62.55	5.12	$19,041

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2024	2023	2022
Total compensation expense for stock options plans [2]	$27	$26	$25
Related tax benefit [2]	$6	$6	$5
1. No awards were granted by the Company out of the OIP plan in 2024, 2023 or 2022.
2.These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

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

Nonvested awards of RSUs and PSUs are shown below.

OIP RSUs and PSUs	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2024	163	$68.01
Granted	—	$—
Vested	(109)	$71.93
Forfeited	(3)	$71.42
Nonvested at December 31, 2024	51	$59.40

TDCC Stock Incentive Plan
In connection with the DWDP Merger, on August 31, 2017 all outstanding TDCC stock options under the TDCC 2012 Stock Incentive Plan (the "2012 Plan") were converted into stock options with respect to DowDuPont Common Stock.

TDCC Stock Options
TDCC granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of TDCC’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years. To measure the fair value of the awards on the date of grant, TDCC used the Black-Scholes option pricing model. No awards were granted by the Company out of the TDCC plan during 2024, 2023 and 2022.

EIDP Equity Incentive Plan
EIDP Stock Options
The exercise price of shares subject to option is equal to the market price of EIDP's stock on the date of grant. All options vest serially over a three-year period. Stock option awards expire ten years after the grant date. The plan allowed retirement-eligible employees of EIDP to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. There were no options granted out of the EIDP EIP in 2024, 2023 and 2022.

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

The following table summarizes stock option activity for 2024:

EIDP Stock Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	2,228	$73.49
Exercised	(205)	$70.48
Forfeited/Expired	(21)	$76.58
Outstanding at December 31, 2024	2,002	$73.77	2.7	$8,804
Exercisable at December 31, 2024	1,997	$73.78	2.7	$8,760

EIDP Restricted Stock Units
EIDP issued RSUs that serially vested over a three-year period. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted periodically to key senior management employees. These RSUs generally vested over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the DWDP Merger closing date. As of December 31, 2024, there are no material nonvested awards of RSUs and no RSUs granted out of the EIDP EIP in 2024, 2023 and 2022.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2024 and December 31, 2023:

Fair Value of Financial Instruments	December 31, 2024				December 31, 2023
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$314	$—	$—	$314	$408	$—	$—	$408
Restricted cash equivalents [1]	$42	$—	$—	$42	$411	$—	$—	$411
Total cash and restricted cash equivalents	$356	$—	$—	$356	$819	$—	$—	$819
Long-term debt including debt due within one year [2]	$(7,171)	$14	$(57)	$(7,214)	$(7,859)	$70	$(206)	$(7,995)
Derivatives relating to:
Net investment hedge [3]	—	137	—	137	—	96	—	96
Foreign currency [4,5]	—	8	(8)	—	—	26	(23)	3
Interest rate swap agreements [6]	—	—	(206)	(206)	—	—	(59)	(59)
Total derivatives	$—	$145	$(214)	$(69)	$—	$122	$(82)	$40
1.Refer to Note 7 and Note 16 for more information on Restricted cash equivalents.
2.At December 31, 2024 the balance included unamortized basis adjustment of $48 million related to the 2022 Swaps, discussed below. At December 31, 2023, the balance included a fair value hedging revaluation related to the 2022 Swaps of $59 million, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.The loss on the 2022 and 2024 Swaps are classified as "Other noncurrent obligations" and "Accrued and other current liabilities", respectively, in the Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2024	December 31, 2023
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$—	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(1,176)	$(907)
Interest rate swap agreements [2]	$4,150	$—
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) - net” in the Consolidated Statements of Operations, was a loss of $32 million for the year ended December 31, 2024 ($64 million loss for the year ended December 31, 2023 and $32 million loss for the year ended December 31, 2022).

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for the year December 31, 2024 was $1 million. Refer to Note 15 for additional details on the partial redemption of the 2038 Notes.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the fixed rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate also based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. At December 31, 2024, the mark-to-market value of the 2024 Swaps is $116 million, and final settlement will depend on movements in interest rates. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as hedges was a loss of $138 million and zero for the years December 31, 2024 and 2023, respectively.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	December 31, 2024	December 31, 2023
In millions
Assets at fair value:
Cash equivalents [1]	$314	$364
Derivatives relating to: [2]
Net investment hedge	137	96
Foreign currency contracts [3]	23	37
Total assets at fair value	$474	$497
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	206	59
Foreign currency contracts [3]	23	34
Total liabilities at fair value	$229	$93
1.Time deposits included in "Cash and cash equivalents" in the Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" and "Restricted cash and cash equivalents - noncurrent" in the Consolidated Balance Sheets at December 31, 2024 included $42 million of money market funds representing Level 1 fair value measurement investments which are held at amortized cost. "Cash and cash equivalents" and "Restricted cash and cash equivalents" in the Consolidated Balance Sheets at December 31, 2023, included $50 million of money market funds and $405 million deposited within a qualified settlement fund consisting of treasury bills, respectively, representing Level 1 fair value measurement investment, also held at amortized cost.
2.See Note 21 for the classification of derivatives in the Consolidated Balance Sheets.
3.Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $15 million and zero, respectively, for both assets and liabilities as of December 31, 2024. The offsetting counterparty and cash collateral amounts were $11 million and zero, respectively, for both assets and liabilities as of December 31, 2023.

As part of the Donatelle Plastics Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair values of the contingent earn-out liability will be recognized in Sundry income/expense, net in the Consolidated Statements of Operations. The fair value of the contingent earn-out liability is reflected in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	December 31, 2024	December 31, 2023
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$40	$—
Total liabilities at fair value	$40	$—

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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2024 and December 31, 2023.

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
1.The Company did not incur any losses associated with fair value measurements on a nonrecurring basis for the year ended December 31, 2024.

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

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: Electronics & Industrial and Water & Protection. Major products by segment include: Electronics & Industrial (printing and packaging materials, photopolymers, electronic materials, specialty silicones and lubricants); and Water & Protection (nonwovens, aramids, construction materials, water filtration and purification resins, elements and membranes). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

The revenues and certain expenses of the M&M Divestitures are classified as discontinued operations in the current and historical periods. The Auto Adhesives & Fluids, MultibaseTM and Tedlar® product lines within the historical Mobility & Materials segment (the "Retained Businesses") are not included in the scope of the M&M Divestitures and are reflected within Corporate & Other. Corporate & Other includes DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture.

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

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM"), the Chief Executive Officer, assesses performance and allocates resources. The CODM utilizes Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, and adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region	2024	2023	2022
(In millions) For the years ended December 31,
United States	$4,102	$3,914	$4,066
Canada	273	271	293
EMEA [1]	2,146	2,203	2,193
Asia Pacific [2]	5,368	5,191	6,022
Latin America	497	489	443
Total	$12,386	$12,068	$13,017
1.Europe, Middle East and Africa.
2. Net sales attributed to China/Hong Kong, for the years ended December 31, 2024, 2023 and 2022 were $2,345 million, $2,206 million, and $2,744 million, respectively.

Long-lived Assets by Geographic Region	December 31,
In millions	2024	2023	2022
United States	$3,590	$3,559	$3,501
Canada	60	54	49
EMEA [1]	1,259	1,336	1,271
Asia Pacific	823	896	883
Latin America	36	39	27
Total	$5,768	$5,884	$5,731
1.Europe, Middle East and Africa.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	For the years ended December 31,
	2024		2023		2022
(In millions)	Electronics & Industrial	Water & Protection	Electronics & Industrial	Water & Protection	Electronics & Industrial	Water & Protection
Segment net sales	$5,930	$5,423	$5,337	$5,633	$5,917	$5,957
Less [1]:
Cost of sales	$3,420	$3,674	$3,139	$3,879	$3,341	$4,149
Selling, general and administrative expenses	761	574	647	545	632	554
Research and development expenses	366	141	348	138	377	131
Amortization of intangibles & other segment items [2]	341	226	354	225	342	225
Add:
Equity in earnings of nonconsolidated affiliates	$37	$30	$16	$35	$31	$39
Depreciation and amortization [3]	638	522	607	507	580	494
Segment Operating EBITDA	$1,717	$1,360	$1,472	$1,388	$1,836	$1,431
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
2.Other segment items include immaterial other gains or losses and miscellaneous income and expenses.
3.Depreciation is a reconciling item to segment Operating EBITDA as it is included within Cost of sales, Selling, general and administrative expenses and Research and development expenses.

Total reportable segment net sales are $11,353 million, $10,970 million and $11,874 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Reconciliation of Segment Operating EBITDA to Income from continuing operations before income taxes		For the years ended December 31,
(In millions)		2024	2023	2022
Electronics & Industrial Segment Operating EBITDA		$1,717	$1,472	$1,836
Water & Protection Segment Operating EBITDA		1,360	1,388	1,431
Reportable Segment Operating EBITDA		$3,077	$2,860	$3,267
+	Corporate & Other Operating EBITDA	$67	$82	$(6)
-	Depreciation and amortization	1,194	1,147	1,135
+	Interest income [1]	73	155	50
-	Interest expense [2]	364	396	486
+	Non-operating pension/OPEB benefit costs (credits) [1]	18	(9)	28
+	Foreign exchange gains (losses), net [1]	3	(73)	15
-	Future reimbursable indirect costs	—	7	52
+	Significant items charge	(488)	(961)	(233)
Income from continuing operations before income taxes		$1,192	$504	$1,448
1.Included in "Sundry income (expense) - net."
2.The years ended December 31, 2024 and 2022 excludes significant items, refer to details below.

The following tables summarize the pre-tax impact of significant items that are excluded from Operating EBITDA above:

Significant Items for the Year Ended December 31, 2024	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(12)	$—	$(156)	$(168)
Restructuring and asset related charges - net [2]	(5)	(50)	(32)	(87)
Inventory write-offs [3]	—	(25)	—	(25)
Inventory step-up amortization [4]	(2)	—	—	(2)
Loss on debt extinguishment [5]	—	—	(74)	(74)
Interest rate swap items [6]	—	—	(140)	(140)
Income tax items [7]	—	—	8	8
Total	$(19)	$(75)	$(394)	$(488)
1. Acquisition, integration and separation costs related to the Previously Intended Business Separations and the Intended Electronics Separation, and the acquisitions of Spectrum and Donatelle Plastics.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflects inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions. See Note 6 for additional information.
4. Reflects the amortization of an inventory step-up adjustment related the Donatelle Plastics Acquisition.
5. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 15 for further details.
6. Includes the non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps, net interest settlement loss related to the 2022 Swaps and $2 million of basis amortization on the 2022 Swaps. Refer to Note 21 for further details.
7. Reflects the impact of an indemnified international tax audit.

Significant Items for the Year Ended December 31, 2023	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$(20)	$—	$—	$(20)
Restructuring and asset related charges - net [2]	(49)	(55)	(42)	(146)
Goodwill impairment charge [3]	—	(804)	—	(804)
Gain on divestiture [4]	7	1	1	9
Total	$(62)	$(858)	$(41)	$(961)
1. Acquisition, integration and separation costs related to the Spectrum Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Reflects a non-cash goodwill impairment charge in the Protection Reporting unit (aggregation of Safety and Shelter businesses). See Note 14 for additional information.
4. Reflected in "Sundry income (expense) - net."

Significant Items for the Year Ended December 31, 2022	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
Acquisition, integration and separation costs [1]	$—	$—	$(193)	$(193)
Restructuring and asset related charges - net [2]	(24)	(17)	(20)	(61)
Asset impairment charges [3]	(94)	—	—	(94)
Gain on divestiture [4]	—	37	32	69
Terminated Intended Rogers Acquisition financing fees [5]	—	—	(6)	(6)
Employee Retention Credit [6]	20	20	12	52
Total	$(98)	$40	$(175)	$(233)
1. Acquisition, integration and separation costs related to strategic initiatives including the sale of the Biomaterials business unit, the acquisition of Laird PM, and the termination fee of $162.5 million associated with the Terminated Intended Rogers Corporation Acquisition.
2. Includes restructuring actions and asset related charges. See Note 6 for additional information.
3. Relates to an impairment of an equity method investment. See Note 6 for additional information.
4. Reflected in "Sundry income (expense) - net." See Note 4 for additional information.
5. Includes acquisition costs associated with the Terminated Intended Rogers Corporation Acquisition related to the financing agreements, specifically the structuring fees and the amortization of the commitment fees reflected in "Interest Expense."
6. Employee Retention Credit pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as enhanced by the Consolidated Appropriations Act (“CAA”) and American Rescue Plan Act (“ARPA”) reflected in "Cost of sales," "Research and development expenses" and "Selling, general and administrative expenses."

Segment and Corporate & Other Information	Electronics & Industrial	Water & Protection	Corporate & Other	Total
In millions
For the Year Ended December 31, 2024
Assets of continuing operations	$18,537	$13,098	$5,001	$36,636
Investment in nonconsolidated affiliates	382	278	118	778
Capital expenditures	340	230	49	619
For the Year Ended December 31, 2023
Assets of continuing operations	$18,622	$13,750	$6,180	$38,552
Investment in nonconsolidated affiliates	386	280	122	788
Capital expenditures	306	240	44	590
For the Year Ended December 31, 2022
Assets of continuing operations	$17,110	$14,831	$8,123	$40,064
Investment in nonconsolidated affiliates	396	290	—	686
Capital expenditures	290	289	80	659

Total Asset Reconciliation at December 31,	2024	2023	2022
In millions
Assets of continuing operations	$36,636	$38,552	$40,064
Assets of discontinued operations	—	—	1,291
Total assets	$36,636	$38,552	$41,355

Capital Expenditure Reconciliation to Consolidated Financial Statements	2024	2023	2022
In millions
Segment and Corporate & Other Totals	$619	$590	$659
Other [1]	(40)	29	3
Total	$579	$619	$662
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.