Form 10-Q
period 2025-03-31
DuPont de Nemours, Inc.
filed 2025-05-02
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 418,498,705 shares of common stock, $0.01 par value, outstanding at April 30, 2025.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2025

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”). The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the completion and effectiveness of the Form 10 registration statement filed with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

Effective in the first quarter of 2025, in light of the Intended Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "2025 Segment Realignment"). As a result, commencing with the first quarter of 2025, the businesses to be separated as part of the Intended Electronics Separation are reported separately from the other businesses of DuPont. The Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target, “outlook,” “stabilization,” “confident,” “preliminary,” “initial,” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding outlook, expectations and guidance, including with respect to the potential impact of tariffs and discussion of trade sensitivity and macroeconomic uncertainties. Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which that are beyond DuPont’s control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont’s actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to: (i) the ability of DuPont to effect the Intended Electronics Separation and to meet the conditions related thereto; (ii) the possibility that the Intended Electronics Separation will not be completed within the anticipated time period or at all; (iii) the possibility that the Intended Electronics Separation will not achieve its intended benefits; (iv) the impact of Intended Electronics Separation on DuPont’s businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on DuPont’s resources, systems, procedures and controls, diversion of management’s attention and the impact and possible disruption of existing relationships with customers, suppliers, employees and other business counterparties; (v) the possibility of disruption, including disputes, litigation or unanticipated costs, in connection with the Intended Electronics Separation; (vi) the uncertainty of the expected financial performance of DuPont or the separated company following completion of the Intended Electronics Separation; (vii) negative effects of the announcement or pendency of the Intended Electronics Separation on the market price of DuPont’s securities and/or on the financial performance of DuPont; (viii) the ability to achieve anticipated capital structures in connection with Intended Electronics Separation, including the future availability of credit and factors that may affect such availability; (ix) the ability to achieve anticipated credit ratings in connection with the Intended Electronics Separation; (x) the ability to achieve anticipated tax treatments in connection with the Intended Electronics Separation and completed and future, if any, divestitures, mergers, acquisitions and other portfolio changes and the impact of changes in relevant tax and other laws; (xi) risks and costs related to each of the parties respective performance under and the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva and Chemours, including the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (xii) indemnification of certain legacy liabilities; (xiii) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Intended Electronics Separation and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (xiv) the risks and uncertainties, including increased costs and the ability to obtain raw materials and meet customer needs from, among other events, pandemics and responsive actions; (xv) adverse changes in worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions; and other factors beyond DuPont’s control, including inflation, recession, military conflicts, natural and other disasters or weather-related events, that impact the operations of DuPont, its customers and/or its suppliers; (xvi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (xvii) the risks associated with continuing or expanding trade disputes or restrictions and responsive actions, new or increased tariffs or export controls including on exports to China of U.S.-regulated products and technology, and the significant uncertainties related thereto; (xviii) the risks, including ability to achieve, and costs associated with DuPont’s sustainability strategy, including the actual conduct of DuPont’s activities and results thereof, and the development, implementation, achievement or continuation of any goal, program, policy or initiative discussed or expected; (xix) other risks to DuPont’s business and operations, including the risk of impairment; and (xx) other risk factors discussed in DuPont’s most recent annual report and subsequent current and periodic reports filed with the U.S. Securities and Exchange Commission. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2025	2024
Net sales	$3,066	$2,931
Cost of sales	1,920	1,918
Research and development expenses	137	125
Selling, general and administrative expenses	369	384
Amortization of intangibles	146	149
Restructuring and asset related charges - net	47	39
Goodwill impairment charges	768	—
Acquisition, integration and separation costs	125	3
Equity in (losses) earnings of nonconsolidated affiliates	(1)	12
Sundry income (expense) - net	101	38
Interest expense	83	96
(Loss) income from continuing operations before income taxes	$(429)	$267
Provision for income taxes on continuing operations	119	84
(Loss) income from continuing operations, net of tax	$(548)	$183
(Loss) income from discontinued operations, net of tax	(34)	14
Net (loss) income	$(582)	$197
Net income attributable to noncontrolling interests	7	8
Net (loss) income available for DuPont common stockholders	$(589)	$189

Per common share data:
(Loss) earnings per common share from continuing operations - basic	$(1.33)	$0.41
(Loss) earnings per common share from discontinued operations - basic	(0.08)	0.03
(Loss) earnings per common share - basic	$(1.41)	$0.45
(Loss) earnings per common share from continuing operations - diluted	$(1.33)	$0.41
(Loss) earnings per common share from discontinued operations - diluted	(0.08)	0.03
(Loss) earnings per common share - diluted	$(1.41)	$0.45

Weighted-average common shares outstanding - basic	418.5	422.8
Weighted-average common shares outstanding - diluted	418.5	424.3
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2025	2024
Net (loss) income	$(582)	$197
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	267	(244)
Pension and other post-employment benefit plans	(5)	(3)
Derivative instruments	(19)	11
Total other comprehensive income (loss)	$243	$(236)
Comprehensive loss	$(339)	$(39)
Comprehensive income attributable to noncontrolling interests, net of tax	13	1
Comprehensive loss attributable to DuPont	$(352)	$(40)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,762	$1,850
Restricted cash and cash equivalents	5	6
Accounts and notes receivable - net	2,291	2,199
Inventories	2,242	2,130
Prepaid and other current assets	164	179
Total current assets	$6,464	$6,364
Property, plant and equipment - net of accumulated depreciation (March 31, 2025 - $5,358; December 31, 2024 - $5,188)	5,780	5,768
Other Assets
Goodwill	15,947	16,567
Other intangible assets	5,251	5,370
Restricted cash and cash equivalents - noncurrent	36	36
Investments and noncurrent receivables	1,071	1,081
Deferred income tax assets	245	246
Deferred charges and other assets	1,187	1,204
Total other assets	$23,737	$24,504
Total Assets	$35,981	$36,636
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1,849	$1,848
Accounts payable	1,657	1,720
Income taxes payable	179	202
Accrued and other current liabilities	947	1,031
Total current liabilities	$4,632	$4,801
Long-Term Debt	5,325	5,323
Other Noncurrent Liabilities
Deferred income tax liabilities	897	915
Pension and other post-employment benefits - noncurrent	531	523
Other noncurrent obligations	1,328	1,281
Total other noncurrent liabilities	$2,756	$2,719
Total Liabilities	$12,713	$12,843
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2025: 418,498,498 shares; 2024: 417,994,343 shares)	4	4
Additional paid-in capital	47,758	47,922
Accumulated deficit	(23,665)	(23,076)
Accumulated other comprehensive loss	(1,263)	(1,500)
Total DuPont stockholders' equity	$22,834	$23,350
Noncontrolling interests	434	443
Total equity	$23,268	$23,793
Total Liabilities and Equity	$35,981	$36,636
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2025	2024
Operating Activities
Net (loss) income	$(582)	$197
(Loss) income from discontinued operations	(34)	14
Net (loss) income from continuing operations	$(548)	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	291
Credit for deferred income tax and other tax related items	54	(13)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	11	(7)
Net periodic pension benefit costs	2	2
Periodic benefit plan contributions	(14)	(19)
Net gain on sales of assets, businesses and investments	—	(2)
Restructuring and asset related charges - net	47	39
Goodwill impairment charge	768	—
Interest rate swap gain	(78)	—
Stock based compensation	12	23
Other net loss	(6)	(3)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(79)	(74)
Inventories	(89)	(42)
Accounts payable	62	84
Other assets and liabilities, net	(53)	31
Cash provided by operating activities - continuing operations	$382	$493
Investing Activities
Capital expenditures	(249)	(207)
Proceeds and adjustments to proceeds from sales of property and businesses, net of cash divested	—	5
Other investing activities, net	2	—
Cash used for investing activities - continuing operations	$(247)	$(202)
Financing Activities
Purchases of common stock and forward contracts	—	(500)
Proceeds from issuance of Company stock	4	5
Employee taxes paid for share-based payment arrangements	(16)	(17)
Distributions to noncontrolling interests	(22)	(20)
Dividends paid to stockholders	(172)	(159)
Cash used for financing activities - continuing operations	$(206)	$(691)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(31)	(31)
Cash used in discontinued operations	$(31)	$(31)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(25)
Decrease in cash, cash equivalents and restricted cash	$(89)	$(456)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,892	2,803
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$1,892	$2,803
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,803	2,347
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$1,803	$2,347
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2025 and 2024

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	189	—	—	8	197
Other comprehensive loss	—	—	—	(229)	—	(7)	(236)
Dividends ($0.38 per common share)	—	(159)	—	—	—	—	(159)
Common stock issued/sold	—	5	—	—	—	—	5
Stock-based compensation	—	7	—	—	—	—	7
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchase of treasury stock	—	—	(8)	—	—	—	(8)
Retirement of treasury stock	—	—	(826)	—	826	—	—
Forward contracts for share repurchases	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	426	—	—	(426)	—	—
Other	—	—	—	—	—	1	1
Balance at March 31, 2024	$4	$48,238	$(23,519)	$(1,139)	$—	$428	$24,012

Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(589)	—	—	7	(582)
Other comprehensive income	—	—	—	237	—	6	243
Dividends ($0.41 per common share)	—	(172)	—	—	—	—	(172)
Common stock issued/sold	—	4	—	—	—	—	4
Stock-based compensation	—	4	—	—	—	—	4
Distributions to non-controlling interests	—	—	—	—	—	(22)	(22)
Balance at March 31, 2025	$4	$47,758	$(23,665)	$(1,263)	$—	$434	$23,268
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should also be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, collectively referred to as the "2024 Annual Report." The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Effective in the first quarter of 2025, in light of the Intended Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "2025 Segment Realignment"). As a result, commencing with the first quarter of 2025, the businesses to be separated as part of the Intended Electronics Separation are reported separately from the other businesses of DuPont. The Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

•ElectronicsCo includes the businesses within the Semiconductor Technologies and Interconnect Solutions lines of business, as well as the electronics-related product lines previously within Industrial Solutions, including electronics polymers and perfluoroeasltomer materials and parts (Kalrez®).
•IndustrialsCo includes the businesses within the former Water & Protection segment, the healthcare and non-electronics businesses, including Vespel® parts and shapes, previously in Industrial Solutions and the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses, previously within Corporate & Other.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures have been implemented as required for the three months ended March 31, 2025 and 2024. See Note 21 for more information.

Accounting Guidance Issued But Not Adopted at March 31, 2025
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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures" ("ASU 2024-03") to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for the Company's 2027 annual report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - ACQUISITIONS
Donatelle Plastics Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC and certain related real estate (together, "Donatelle Plastics"), for a net purchase price of $365 million (the "Donatelle Plastics Acquisition") which includes the estimated fair value for a contingent earn-out liability of $40 million, further discussed below. Donatelle Plastics is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle Plastics is part of the Healthcare & Water Technologies business within the IndustrialsCo segment.

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

The provisional fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total assets of $268 million and total liabilities of $17 million. The goodwill acquired as part of the Donatelle Plastics Acquisition was $114 million resulting in total net consideration of $365 million. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory. Final determination of the fair values may result in further adjustments to these values.

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

Goodwill
The excess of the consideration for Donatelle Plastics over the preliminary net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $114 million of goodwill, which has been assigned to the IndustrialsCo segment. Goodwill is primarily attributable to the optimization of the combined Healthcare & Water Technologies business within IndustrialsCo segment and Donatelle Plastics businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. The goodwill associated with the acquisition of Donatelle Plastics will be deductible for U.S. tax purposes.

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

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair value of the contingent earn-out liability will be recognized in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations. As of March 31, 2025, the fair value of the contingent earn-out liability was $40 million, reflected in “Other noncurrent obligations” on the interim Condensed Consolidated Balance Sheets.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Donatelle Plastics was not considered a material business combination for purposes of disclosing either the earnings of Donatelle Plastics since the date of acquisition or supplemental pro forma information.

NOTE 4 - DIVESTITURES
M&M Divestitures
On November 1, 2022, DuPont completed the previously announced divestiture of the majority of its historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). On November 1, 2023, the Company closed the sale of the Delrin® business, (the “Delrin® Divestiture”). The Delrin® Divestiture and together with the M&M Divestiture, (collectively the "M&M Divestitures”) represented a strategic shift that had a major impact on DuPont's operations and results.

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $34 million and a gain from discontinued operations, net of tax, of $14 million for the three months ended March 31, 2025 and 2024, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended March 31,
In millions	2025	2024
M&M Divestitures [1]	$—	$(6)
MOU activity, net [2]	(14)	(9)
Indemnification activity - environmental and legal [3]	(19)	(5)
Tax related matters [4]	1	35
Other	(2)	(1)
(Loss) income from discontinued operations, net of tax	$(34)	$14
1.The three months ended March 31, 2024 primarily includes Acquisition, integration and separation costs.
2.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company, net of insurance recoveries. Refer to Note 14 for additional information.
3.Primarily related to the DWDP Separation and Distribution Agreement and the Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 14.
4.The three months ended March 31, 2024 includes tax indemnification activity associated with divested businesses.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $125 million and $3 million in costs for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, these costs were primarily associated with the Intended Electronics Separation.

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

The net trade revenue table below reflects the 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2025	2024
Semiconductor Technologies	$644	$579
Interconnect Solutions	474	405
ElectronicsCo	$1,118	$984
Healthcare & Water Technologies	$764	$673
Diversified Industrials	1,184	1,274
IndustrialsCo	$1,948	$1,947
Total	$3,066	$2,931

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2025	2024
U.S. & Canada	$1,059	$1,053
EMEA [1]	553	544
Asia Pacific [2]	1,333	1,216
Latin America	121	118
Total	$3,066	$2,931
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended March 31, 2025 and 2024 were $587 million and $515 million, respectively.

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

Revenue recognized in the first three months of 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	March 31, 2025	December 31, 2024
In millions
Accounts and notes receivable - trade [1]	$1,692	$1,561
Deferred revenue - current [2]	$5	$2
Deferred revenue - noncurrent [3]	$37	$36
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $47 million and $39 million for the three months ended March 31, 2025 and 2024, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $72 million at March 31, 2025 and $48 million at December 31, 2024, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Inventory write-offs associated with restructuring programs are recorded to "Cost of Sales” in the interim Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Intended Electronics Separation and the future New DuPont company. The total expected pre-tax restructuring charges under the program, beginning in the first quarter of 2025 and continuing through 2026, are expected to be $100 million. The Company recorded pre-tax restructuring charges of $46 million, consisting of severance and related benefit costs of $38 million and $8 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program Charges by Segment	Three Months Ended March 31, 2025
(In millions)
ElectronicsCo	$5
IndustrialsCo	11
Corporate	30
Total	$46

Total liabilities related to the Transformational Separation-Related Restructuring Program were $38 million at March 31, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The remaining $8 million at March 31, 2025 is recognized in "Additional paid in capital" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $200 million inception-to-date, consisting of severance and related benefit costs of $114 million and asset related charges of $86 million. In connection with the 2023-2024 Restructuring Program, the Company recorded a $25 million of inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations for the three months ended March 31, 2024. The inventory write-offs are related to plant line closures within the IndustrialsCo segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(In millions)
ElectronicsCo	$—	$8
IndustrialsCo [1]	1	22
Corporate	—	6
Total	$1	$36
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2024	$47	$—	$47
Restructuring charges	—	1	1
Charges against the reserve	—	(1)	(1)
Cash payments	(15)	—	(15)
Reserve balance at March 31, 2025	$32	$—	$32

Total liabilities related to the 2023-2024 Restructuring Program were $32 million at March 31, 2025 and $47 million at December 31, 2024, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The program was substantially complete by the end of 2024.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended March 31,
In millions	2025	2024
Non-operating pension and other post-employment benefit credits	$3	$7
Interest income [1]	21	20
Net gain on divestiture and sales of other assets and investments	—	2
Foreign exchange (losses) gains, net	(3)	4
Interest rate swap gain [2]	78	—
Miscellaneous income (expense) - net	2	5
Sundry income (expense) - net	$101	$38
1.The three months ended March 31, 2025 and 2024 include interest on cash and marketable securities. Fluctuations in interest income are due to changes in cash balances and/or changes in interest rates.
2. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. Refer to Note 19 for further details.

Cash, Cash Equivalents and Restricted Cash
At March 31, 2025 and December 31, 2024, the Company had $5 million and $6 million, respectively, within “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, the Company also had $36 million within "Restricted cash and cash equivalents - noncurrent". The majority of the balance as of March 31, 2025 is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $947 million at March 31, 2025 and $1,031 million at December 31, 2024. Accrued payroll, which is a component of "Accrued and other current liabilities," was $246 million at March 31, 2025 and $383 million at December 31, 2024. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at March 31, 2025 and at December 31, 2024.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2025 was (27.7) percent, compared with an effective tax rate of 31.5 percent for the first quarter of 2024. The decrease of the effective tax rate for the first quarter of 2025 compared to the first quarter of 2024 was principally the result of the non-tax-deductible goodwill impairment charge of $768 million.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2025 and 2024:

Net (Loss) Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions	2025	2024
(Loss) income from continuing operations, net of tax	$(548)	$183
Net income from continuing operations attributable to noncontrolling interests	7	8
(Loss) income from continuing operations attributable to common stockholders	$(555)	$175
(Loss) income from discontinued operations attributable to common stockholders, net of tax	$(34)	$14
Net (loss) income attributable to common stockholders	$(589)	$189

(Loss) Earnings Per Share Calculations - Basic	Three Months Ended March 31,
Dollars per share	2025	2024
(Loss) earnings from continuing operations attributable to common stockholders	$(1.33)	$0.41
(Loss) earnings from discontinued operations, net of tax	(0.08)	0.03
(Loss) earnings attributable to common stockholders [1]	$(1.41)	$0.45

(Loss) Earnings Per Share Calculations - Diluted	Three Months Ended March 31,
Dollars per share	2025	2024
(Loss) earnings from continuing operations attributable to common stockholders	$(1.33)	$0.41
(Loss) earnings discontinued operations, net of tax	(0.08)	0.03
(Loss) earnings attributable to common stockholders [1]	$(1.41)	$0.45

Share Count Information	Three Months Ended March 31,
Shares in millions	2025	2024
Weighted-average common shares - basic	418.5	422.8
Plus dilutive effect of equity compensation plans	—	1.5
Weighted-average common shares - diluted	418.5	424.3
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.4	2.7
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

NOTE 10 - INVENTORIES

In millions	March 31, 2025	December 31, 2024
Finished goods	$1,217	$1,162
Work in process	541	509
Raw materials	353	332
Supplies	131	127
Total inventories	$2,242	$2,130

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at March 31, 2025 and December 31, 2024 is $762 million and $778 million, respectively.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three months ended March 31, 2025 and 2024. Purchases from nonconsolidated affiliates represented approximately 2 percent and less than 3 percent of “Cost of sales” for the three months ended March 31, 2025 and 2024, respectively. The Company maintained an ownership interest in seven nonconsolidated affiliates at March 31, 2025.

Derby Equity Interest and Note Receivable
As a result of the Delrin® Divestiture, on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. For the three months ended March 31, 2025 and 2024, the Company recorded a loss of $14 million and a loss of $7 million, respectively, in "Equity in earnings of nonconsolidated affiliates". The amounts related to the Derby equity interest are recorded within Corporate. These amounts include the impact of transaction costs incurred by Derby, depreciation and amortization expense from purchase accounting of approximately $12 million and $8 million, for the three months ended March 31, 2025 and 2024, respectively. The carrying values of the equity interest as of March 31, 2025 and December 31, 2024 were $98 million and $117 million, respectively.

For the three months ended March 31, 2025 and 2024, the Company recognized non-cash interest income on the Derby Note Receivable of $7 million and $6 million, respectively, reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of March 31, 2025 and December 31, 2024 were $260 million and $254 million, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2025 were as follows:

In millions	ElectronicsCo	IndustrialsCo	Total
Balance at December 31, 2024	$8,251	$8,316	$16,567
Currency translation adjustment	26	122	148
Impairment	—	(768)	(768)
Balance at March 31, 2025	$8,277	$7,670	$15,947

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In connection with the 2025 Segment Realignment, the Company realigned its operating and reportable segments which changed the composition of certain reporting units. The associated reporting units' goodwill and indefinite-lived intangible assets were assessed for impairment before and after the 2025 Segment Realignment.

Prior to the 2025 Segment Realignment, the Company performed qualitative testing on five of its reporting units and performed quantitative testing on three of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the five reporting units were less than their carrying values. The Protection reporting unit (aggregation of the Safety and Shelter businesses), formerly within the Water & Protection segment, and the Industrial Solutions reporting unit and the Donatelle Plastics reporting unit, formerly within the Electronics & Industrial segment, were tested by applying the quantitative assessment. The Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified. The estimated fair value of the Protection reporting unit, exceeded its carrying value by approximately five percent. The estimated fair value of the Donatelle Plastics reporting unit exceeded its carrying value by approximately two percent, following the recognition of the goodwill at fair value as of the acquisition date of July 28, 2024.

After the 2025 Segment Realignment, the Company assessed and re-defined certain reporting units, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. The Company performed quantitative testing on all six reporting units. For the quantitative assessments, the Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified except for the Aramids reporting unit (aggregation of the Nomex® and Kevlar®), formerly within the Protection reporting unit in the Water & Protection segment and now in the IndustrialsCo segment.

As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets that are heritage EIDP assets, including the Aramids reporting unit. The fair value assessment at the time of the DWDP Merger increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. As a result of the analysis performed after the 2025 Segment Realignment, the Company concluded that the carrying amount of the Aramids reporting unit within the IndustrialsCo segment exceeded its fair value resulting in a non-cash goodwill impairment charge of $768 million. The Company’s significant assumptions in the analysis include projected revenue growth, EBITDA margin, weighted average cost of capital and terminal growth rates and projected EBITDA and derived multiples from comparable market transactions for the market approach. As of March 31, 2025, there is no remaining goodwill within the Aramids reporting unit.

In connection with the preparation of the full year 2023 financial statements, macroeconomic triggering events required the Company to perform an impairment analysis of the goodwill associated with its former Protection reporting unit as of December 31, 2023. As a result of the 2025 Segment Realignment, the former Protection reporting unit is split among the Healthcare, Aramids and Shelter reporting units within the IndustrialsCo segment. As a result of the analysis performed, the Company concluded that the carrying amount of the former Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $804 million, which was recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,947	$(1,137)	$810	$1,975	$(1,124)	$851
Trademarks/tradenames	901	(466)	435	901	(451)	450
Customer-related	5,648	(2,466)	3,182	5,868	(2,623)	3,245
Other	27	(7)	20	27	(7)	20
Total other intangible assets with finite lives	$8,523	$(4,076)	$4,447	$8,771	$(4,205)	$4,566
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,327	$(4,076)	$5,251	$9,575	$(4,205)	$5,370

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	March 31, 2025	December 31, 2024
In millions
ElectronicsCo	$1,610	$1,655
IndustrialsCo	3,641	3,715
Total	$5,251	$5,370

Total estimated amortization expense for the remainder of 2025 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2025	$412
2026	$530
2027	$482
2028	$430
2029	$374
2030	$339

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. If applicable, updates have been included in the respective section below.

Long-Term Debt
Long-term debt at March 31, 2025 and December 31, 2024 was $5,325 million and $5,323 million, respectively. At March 31, 2025 and December 31, 2024 the long-term debt balance included an unamortized basis adjustment of $47 million and $48 million, respectively, related to the dedesignation of the Company's interest rate swap agreements. See Note 19 for additional information.

Long-term debt due within one year at March 31, 2025 and December 31, 2024 was $1,849 million and $1,848 million, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in “Short-term borrowings” in the interim Condensed Consolidated Balance Sheets.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $636 million at March 31, 2025. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $121 million at March 31, 2025. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
On May 8, 2024, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns during the three month period ended March 31, 2025.

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

The amount of invoices outstanding under the supplier financing programs as of March 31, 2025 and December 31, 2024 was $103 million and $104 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of March 31, 2025, the Company has recorded indemnification assets of $15 million within "Accounts and notes receivable - net" and $304 million within "Deferred charges and other assets" and indemnification liabilities of $166 million within "Accrued and other current liabilities" and $240 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company has recorded indemnification assets of $28 million within "Accounts and notes receivable - net" and $298 million within "Deferred charges and other assets" and indemnified liabilities of $178 million within "Accrued and other current liabilities" and $237 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a cap of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion is approximately $1.4 billion. At March 31, 2025, the Company had paid Qualified Spend of approximately $625 million against its portion of the $2 billion cap. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

At March 31, 2025, each of Chemours, Corteva and DuPont agreed to waive the obligation to make additional deposits into the MOU Escrow Account totaling $100 million in the aggregate. DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at March 31, 2025 are reflected in "Restricted cash and cash equivalents - noncurrent" on the Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At March 31, 2025, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. DuPont met its $200 million threshold by December 31, 2024 and as a result the Company now bears 71 percent and Corteva now bears 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At March 31, 2025, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	March 31, 2025	December 31, 2024	Balance Sheet Classification
Current indemnification liabilities	$91	$99	Accrued and other current liabilities
Long-term indemnification liabilities	126	123	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$217	$222
1.As of March 31, 2025 and December 31, 2024, total indemnified liabilities accrued include $126 million and $128 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ").

In addition to the above, beginning the second quarter of 2023, the Company recognized a liability related to the Water District Settlement Agreement, defined below, between Chemours, Corteva, EIDP and DuPont related to the aqueous film-forming foams multi-district litigation. The judgment became final in April 2024.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004 EIDP reached a settlement in Leach v. E.I. DuPont de Nemours & Co., which gave certain residents in Ohio and West Virginia standing to pursue personal injury claims for just six health conditions that an expert panel appointed under the Leach settlement reported in 2012 had a “probable link” (as defined in the settlement) with PFOA: pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol. After the panel reported its findings, approximately 3,550 personal injury lawsuits filed in Ohio and West Virginia state and federal courts, were consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (“Ohio MDL”). In 2017, Chemours and EIDP settled the Ohio MDL for $670 million.

Post the 2017 settlement, approximately 100 additional cases were filed. EIDP and Chemours settled all but one of these cases in 2021 for $83 million with each of the Company and EIDP contributing $27 million and Chemours contributing $29 million. The remaining case resulted in a jury verdict for the plaintiff which has been paid. The Company was not a defendant but made its share of the payment in accordance with the Agreements and MOU. Since that time, Plaintiffs’ counsel has filed approximately 70 new cases that were, or were to be, filed in the Ohio MDL. Prior to the start of the first trial in September 2024, EIDP and Chemours entered into an agreement in principle providing for settlement for all pending cases in the MDL as well as additional pre-suit claims. On September 6, 2024, the parties accepted a mediator’s proposal, and the trials were postponed. The parties ultimately entered into a settlement agreement on November 13, 2024 (“2024 Settlement”). The agreement included two payments to be made, the first for approximately $30 million, due upon receiving the dismissals for all the approximately 73 known filed and unfiled cases. In December 2024, the plaintiffs delivered dismissals for all cases, and filed a motion with the court to terminate the Ohio MDL and DuPont satisfied its portion ($11 million) of the first payment. DuPont has also recorded a charge of $10 million, representing its portion of the contingent second payment, which is accrued for as of December 31, 2024. In February 2025, upon the recommendation of the Court, the Ohio MDL was terminated and in March 2025 the Companies made the second and final payment of $29 million, of which DuPont paid $10 million. Future personal injury cases, if any, will proceed before the court in which they are filed.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of March 31, 2025.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued $9 million as of March 31, 2025 related to the Supplemental Payment.

As of March 31, 2025, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

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

DuPont paid its $400 million contribution into the Water District Settlement Fund in the third quarter 2023. That payment included $100 million that DuPont had deposited into the MOU Escrow Account as of June 30, 2023. The Company’s total contribution, including interest, of $408 million has been removed from "Restricted cash and cash equivalents - current" along with the associated "Accrued and other current liabilities" within the interim Condensed Consolidated Balance Sheets as of December 31, 2024, as the settlement became final in the second quarter 2024.

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

The Court ordered the dismissal of personal injury claims by September 10, 2024, that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. Cases that are dismissed pursuant to the Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the Court’s order. In the first quarter 2025, Plaintiffs’ counsel notified the Court that claims alleging high cholesterol and/or pregnancy-induced hypertension, will not be pursued. Defendants are reviewing the docket and will move to dismiss claims that do not allege one of the following six health conditions: ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer . There are about 5,250 personal injury cases currently pending in the AFFF MDL reflecting confirmed dismissals under the Court’s order and any newly filed cases. The Company expects additional personal injury cases – which include claims that identify one of the six health conditions – will continue to be filed into the AFFF MDL.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at March 31, 2025. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of March 31, 2025, the Company has liabilities of $43 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. At March 31, 2025, the Company had accrued obligations of $277 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	March 31, 2025	December 31, 2024	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$45	$45	$106

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow and Corteva [2]	83	83	176
MOU related obligations (discussed above) [3]	148	146	28
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$277	$275	$312
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of March 31, 2025.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain Non-PFAS clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Operating lease costs	$28	$31

Operating cash flows from operating leases were $27 million and $30 million for the three months ended March 31, 2025 and 2024, respectively.

New operating lease assets and liabilities entered into during the three months ended March 31, 2025 and 2024, were $20 million and $8 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$405	$403
Current operating lease liabilities [2]	82	84
Noncurrent operating lease liabilities [3]	324	322
Total operating lease liabilities	$406	$406
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

Lease Term and Discount Rate for Operating Leases	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7.9	7.8
Weighted average discount rate	3.85%	3.78%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at March 31, 2025	Operating Leases
In millions
Remainder of 2025	$74
2026	82
2027	65
2028	47
2029	37
2030 and thereafter	168
Total lease payments	$473
Less: Interest	67
Present value of lease liabilities	$406

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $8 million as a reduction to retained earnings for the three months ended March 31, 2024. The recorded excise tax is reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the interim Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2025 and 2024:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive loss before reclassifications	(237)	(2)	11	(228)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive loss	$(237)	$(3)	$11	$(229)
Balance at March 31, 2024	$(1,168)	$(58)	$87	$(1,139)
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive income (loss) before reclassifications	261	(3)	(19)	239
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net other comprehensive income (loss)	$261	$(5)	$(19)	$237
Balance at March 31, 2025	$(1,232)	$(120)	$89	$(1,263)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three months ended March 31, 2025 and 2024.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2024 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended March 31,
In millions	2025	2024
Service cost	$5	$9
Interest cost	20	20
Expected return on plan assets	(22)	(26)
Amortization of prior service credit	(1)	(1)
Net periodic benefit costs - Total	$2	$2

The net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $42 million by year-end 2025.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2024 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 14 million shares of common stock are available for award as of March 31, 2025.

DuPont recognized share-based compensation expense in continuing operations of $20 million and $23 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

The $20 million share-based compensation expense for the three months ended March 31, 2025 includes $8 million recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. Refer to Note 6 for further information.

In the first quarter of 2025, the Company granted 0.9 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $81.62 per RSU and $87.86 per PSU.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2025 and December 31, 2024:

Fair Value of Financial Instruments	March 31, 2025				December 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$257	$—	$—	$257	$314	$—	$—	$314
Restricted cash equivalents [1]	41	—	—	41	42	—	—	42
Total cash and restricted cash equivalents	$298	$—	$—	$298	$356	$—	$—	$356
Long-term debt including debt due within one year [2]	$(7,174)	$4	$(98)	$(7,268)	$(7,171)	$14	$(57)	$(7,214)
Derivatives relating to:
Net investment hedge [3]	$—	$113	$—	$113	$—	$137	$—	$137
Foreign currency [4,5]	—	2	(15)	(13)	—	8	(8)	—
Interest rate swap agreements [6]	—	—	(125)	(125)	—	—	(206)	(206)
Total derivatives	$—	$115	$(140)	$(25)	$—	$145	$(214)	$(69)
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.At March 31, 2025 and December 31, 2024, the balance included unamortized basis adjustment of $47 million and $48 million, respectively, related to the 2022 Swaps, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.The loss on the 2022 and 2024 Swaps are classified as "Other noncurrent obligations" and "Accrued and other current liabilities", respectively in the interim Condensed Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2025	December 31, 2024
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	(611)	(1,176)
Interest rate swap agreements [2]	4,150	4,150
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a gain of $3 million and a loss of $21 million for the three months ended March 31, 2025 and 2024, respectively.

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for the three months March 31, 2025 was $1 million. Refer to Note 13 for additional details on the partial redemption of the 2038 Notes.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the fixed rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate also based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. At March 31, 2025, the mark-to-market value of the 2024 Swaps is $58 million recorded in “Accrued and other current liabilities” in the interim Consolidated Statements of Operations, and final settlement will depend on movements in interest rates. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as accounting hedges was a gain of $78 million for the three months ended March 31, 2025 and zero for the three months ended March 31, 2024.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	March 31, 2025	December 31, 2024
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$257	$314
Derivatives relating to: [2]
Net investment hedge	113	137
Foreign currency contracts [3]	4	23
Total assets at fair value	$374	$474
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	125	206
Foreign currency contracts [3]	17	23
Total liabilities at fair value	$142	$229
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" and "Restricted cash and cash equivalents - noncurrent" in the interim Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 are deposited in money market funds which are held at amortized cost included $41 million and $42 million, respectively, of money market funds representing Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $2 million and zero respectively, for both assets and liabilities as of March 31, 2025. The offsetting counterparty and cash collateral netting amounts were $15 million and zero, respectively, for assets and liabilities as of December 31, 2024.

As part of the Donatelle Plastics Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair values of the contingent earn-out liability will be recognized in Sundry income (expense) - net in the interim Consolidated Statements of Operations. The fair value of the contingent earn-out liability is reflected in “Other noncurrent obligations” on the interim Condensed Consolidated Balance Sheets. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	March 31, 2025	December 31, 2024
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$40	$40
Total liabilities at fair value	$40	$40

2025 Fair Value Measurements on a Nonrecurring Basis
During the first quarter of 2025, the Company recorded an impairment charge related to goodwill within the Aramids reporting unit within the IndustrialsCo segment. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 12 for further discussion.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: ElectronicsCo and IndustrialsCo. Major products by segment include: ElectronicsCo (CMP pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners; dielectric and metallization solutions for advanced chip packaging, specialty thermal materials and laminates); and IndustrialsCo (medical packaging, medical silicones, specialty medical devices, water purification and separation, water filtration and purification resins, flexible packaging products, nonwovens, aramids, construction materials, auto adhesives and fluids). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

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

The information below reflects the 2025 Segment Realignment structure. Refer to Note 1 for further details.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended March 31,
	2025		2024
(In millions)	ElectronicsCo	IndustrialsCo	ElectronicsCo	IndustrialsCo
Segment net sales	$1,118	$1,948	$984	$1,947
Less [1]:
Cost of sales	$587	$1,318	$548	$1,336
Selling, general and administrative expenses	131	219	127	223
Research and development expenses	84	52	72	52
Amortization of intangibles & other segment items [2]	55	90	58	92
Add:
Equity in earnings of nonconsolidated affiliates	$9	$4	$10	$9
Depreciation and amortization [3]	103	191	106	186
Segment Operating EBITDA	$373	$464	$295	$439
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

Total reportable segment net sales are $3,066 million and $2,931 million for the three month periods ended March 31, 2025, and 2024, respectively.

Reconciliation of Segment Operating EBITDA to Income from continuing operations before income taxes		Three Months Ended March 31,
In millions		2025	2024
ElectronicsCo Segment Operating EBITDA		$373	$295
IndustrialsCo Segment Operating EBITDA		464	439
Total Segment Operating EBITDA		$837	$734
+	Corporate Operating EBITDA [1]	$(49)	$(52)
-	Depreciation and amortization	293	291
+	Interest income [2]	18	20
-	Interest expense [3]	82	96
+	Non-operating pension/OPEB benefit credits [2]	3	7
+	Foreign exchange (losses) gains, net [2]	(3)	4
+	Significant items charge	(860)	(59)
(Loss) income from continuing operations before income taxes		$(429)	$267
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture and other costs not absorbed by reportable segments.
2.The three months ended March 31, 2025 excludes accrued interest income earned on employee retention credits. Refer to details of significant items below.
3.The three months ended March 31, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2025	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(5)	$(12)	$(30)	$(47)
Acquisition, integration and separation costs [2]	—	1	(126)	(125)
Employee retention credit [3]	—	—	3	3
Goodwill impairment charge [4]	—	(768)	—	(768)
Interest rate swap mark-to-market gain [5]	—	—	78	78
Interest rate swap basis amortization [6]	—	—	(1)	(1)
Total	$(5)	$(779)	$(76)	$(860)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Intended Electronics Separation and Spectrum Integration.
3. Reflects the accrued interest earned on employee retention credits and is recorded in "Interest income" within the "Sundry income (expense) - net" line item in the Company's Consolidated Statement of Operations.
4. Reflects a non-cash goodwill impairment related to the Aramids reporting unit within the IndustrialsCo Segment. See Note 12 for additional information.
5. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps and net interest settlement loss related to the 2022 Swaps. See Note 19 for additional information.
6. Includes the basis amortization on the 2022 Swaps. Refer to Note 19 for further details.

Significant Items by Segment for the Three Months Ended March 31, 2024	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(8)	$(22)	$(9)	$(39)
Inventory write-offs [2]	—	(25)	—	(25)
Acquisition, integration and separation costs [3]	—	(3)	—	(3)
Income Tax Items [4]	—	—	8	8
Total	$(8)	$(50)	$(1)	$(59)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the IndustrialsCo segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition.
4. Reflects the impact of an international tax audit.

Segment and Corporate Information	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
As of March 31, 2025
Assets of continuing operations	$13,503	$18,891	$3,587	$35,981
Investment in nonconsolidated affiliates	391	273	98	762
As of December 31, 2024
Assets of continuing operations	$13,514	$19,430	$3,692	$36,636
Investment in nonconsolidated affiliates	382	278	118	778

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended March 31,
In millions	2025	2024
ElectronicsCo	$51	$40
IndustrialsCo	52	54
Segment Totals	$103	$94
Accrual to cash adjustment [1]	146	113
Total	$249	$207
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

As of March 31, 2025, the Company has $1.8 billion of working capital and approximately $1.8 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Intended Electronics Separation
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

Recent Developments
Macroeconomic Conditions
In recent months, the U.S. government has announced various actions related to trade, such as the imposition of new or increased tariffs on product imports from certain countries, including Canada, Mexico and China. There is significant uncertainty about the ultimate extent and duration of the tariffs, responsive actions from other countries and the resulting impacts, including on general economic conditions and on the Company’s financial condition, liquidity, or results of operations. Ultimately, these trade disputes and policy changes, including actions taken in response, have the potential to reduce the competitiveness of DuPont products and cause sales to decline, which could adversely affect the Company’s business, financial condition and results of operations. See Part II, Item 1A. Risk Factors for additional information.

2025 Segment Realignment
Effective in the first quarter of 2025, in light of the Intended Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "2025 Segment Realignment"). As a result, commencing with the first quarter of 2025, the businesses to be separated as part of the Intended Electronics Separation are reported separately from the other businesses of DuPont. The Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

•ElectronicsCo includes the businesses within the Semiconductor Technologies and Interconnect Solutions lines of business, as well as the electronics-related product lines previously within Industrial Solutions, including electronics polymers and perfluoroeasltomer materials and parts (Kalrez®).

•IndustrialsCo includes the businesses within the former Water & Protection segment, the healthcare and non-electronics businesses, including Vespel® parts and shapes, previously in Industrial Solutions and the Auto Adhesives & Fluids, MultibaseTM and Tedlar® businesses, previously within Corporate & Other.

Dividends
On April 29, 2025, the Board of Directors declared a second quarter 2025 dividend of $0.41 per share, payable on June 16, 2025, to shareholders of record on May 30, 2025.

On February 21, 2025, the Company announced that its Board of Directors declared a first quarter 2025 dividend of $0.41 per share which was paid on March 17, 2025, to shareholders of record on March 3, 2025.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2025	2024
Net sales	$3,066	$2,931

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
ElectronicsCo	(2)%	—%	16%	—%	14%
IndustrialsCo	(1)	(1)	3	(1)	—
Total	(2)%	(1)%	8%	—%	5%
U.S. & Canada	(1)%	—%	1%	1%	1%
EMEA [1]	(1)	(3)	5	1	2
Asia Pacific	(2)	(1)	15	(2)	10
Latin America	(3)	—	6	—	3
Total	(2)%	(1)%	8%	—%	5%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended March 31, 2025 of $3.1 billion, up 5 percent from $2.9 billion for the three months ended March 31, 2024, due to a 8 percent increase in volume, partially offset by a 2 percent decrease in local price and product mix and a 1 percent unfavorable currency impact. The volume increase was primarily driven by ElectronicsCo (up 16 percent). Local price and product mix declined in ElectronicsCo (down 2 percent) and IndustrialsCo (down 1 percent). The 1 percent unfavorable currency impact compared with the same period last year was driven by EMEA (down 3 percent).

Cost of Sales
Cost of sales remained flat at $1.9 billion for both the three months ended March 31, 2025 and 2024. Cost of sales as a percentage of net sales for the three months ended March 31, 2025 was 63 percent compared with 65 percent for the three months ended March 31, 2024. The decrease as a percentage of sales for the three months ended March 31, 2025 as compared with the same period of the prior year was primarily due to increased productivity and the impact of product mix.

Research and Development Expenses ("R&D")
R&D expenses totaled $137 million in the first quarter of 2025, up from $125 million in the first quarter of 2024. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended March 31, 2025 and 2024.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $369 million in the first quarter of 2025, down from $384 million in the first quarter of 2024. SG&A as a percentage of net sales remained relatively consistent at 12 percent and 13 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease for the three months ended March 31, 2025 as compared with the same period of the prior year was primarily due to lower personnel related expenses.

Amortization of Intangibles
Amortization of intangibles was $146 million in the first quarter of 2025, down from $149 million in the first quarter of 2024. The slight decrease for the three months ended March 31, 2025 as compared with the same period of the prior year was primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $47 million in the first quarter of 2025, up from $39 million charges in the first quarter of 2024. The activity for the first quarters of 2025 is primarily related to the Transformational Separation-Related Restructuring Program. The activity for the three months of 2024 is primarily related to the 2023-2024 Restructuring Program. See Note 6 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
For the three months ended March 31, 2025, goodwill impairment charges of $768 million related to the IndustrialsCo segment. For the three months ended March 31, 2024 there were no goodwill impairment charges. See Note 12 for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $125 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, these costs were associated with the Intended Electronics Separation, while the three months ended March 31, 2024 were primarily associated with the Spectrum Acquisition.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was a $1 million loss in the first quarter of 2025, down from $12 million in the first quarter of 2024. The decrease in 2025 is due to a loss from equity earnings from Derby and lower equity earnings across all affiliates. See Note 11 to the interim Consolidated Financial Statements for additional information.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) - net in the first quarter of 2025 was $101 million of income compared with $38 million of income in the first quarter of 2024. The three months ended March 31, 2025, included a $78 million gain related to interest rate swap activity including mark-to-market adjustments. Interest income was $21 million and $20 million for the three months ended March 31, 2025 and 2024, respectively. The three months ended March 31, 2025 included a $3 million net foreign exchange loss while the three months ended March 31, 2024 included a $4 million net foreign exchange gain. See Notes 7 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $83 million and $96 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest expense from the prior year is primarily due to the absence of interest expense on the partial redemption of $650 million aggregate principal amount of the 2038 notes and the dedesignation of 2022 Swaps. See Note 19 to the interim Consolidated Financial Statements for further detail on the 2022 Swaps.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attribute. The effective tax rate on continuing operations for the first quarter of 2025 was (27.7) percent, compared with an effective tax rate of 31.5 percent for the first quarter of 2024. The decrease of the effective tax rate for the first quarter of 2025 compared to the first quarter of 2024 was principally the result of the non-tax-deductible goodwill impairment charge of $768 million.

SEGMENT RESULTS
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ( "Donatelle Plastics"), (the "Donatelle Plastics Acquisition"). Donatelle Plastics is included within the IndustrialsCo segment.

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

ELECTRONICSCO
ElectronicsCo is a leading provider of materials and solutions for semiconductor and electronics industries. The segment empowers its customers’ technology roadmaps to enable advancements in megatrends such as artificial intelligence, advanced computing and advanced connectivity. ElectronicsCo partners with leading semiconductor and advanced device manufacturers to address complex challenges and develop solutions that facilitate next-generation technological innovations. The segment is a leading provider of semiconductor fabrication consumables such as CMP materials and microlithography. In addition, the segment provides leading solutions for advanced packaging of semiconductors, key materials such as metallization processes for printed circuit boards, and assembly technologies such as thermal management and electromagnetic shielding. ElectronicsCo is a leading provider of cutting-edge materials for the manufacturing of displays for organic light emitting diode (OLED) and innovative elastomer solutions and parts for semiconductor equipment and other critical industrial applications.

ElectronicsCo	Three Months Ended
In millions	March 31, 2025	March 31, 2024
Net sales	$1,118	$984
Operating EBITDA	$373	$295
Equity in earnings of nonconsolidated affiliates	$9	$10

ElectronicsCo	Three Months Ended
Percentage change from prior year	March 31, 2025	March 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	(1)%
Currency	—	(2)
Volume	16	1
Portfolio & other	—	—
Total	14%	(2)%
ElectronicsCo net sales were $1,118 million for the three months ended March 31, 2025, up 14 percent from $984 million for the three months ended March 31, 2024. Net sales increased due to a 16 percent increase in volume, slightly offset by a 2 percent decrease in local price and product mix. Volume growth in Interconnect Solutions was driven by continued broad-based demand, volume gains from AI-driven technology ramps, and benefits from content and share gains across Laird, laminates and metallization. Within Semiconductor Technologies, volume gains were driven by end-market demand, primarily due to advanced nodes, artificial intelligence ("AI") technology applications and increased demand in China.

Operating EBITDA was $373 million for the three months ended March 31, 2025, up 26 percent compared with $295 million for the three months ended March 31, 2024, primarily due to volume growth partially offset by growth investments to support advanced node transitions and AI technology ramps.

INDUSTRIALSCO
The IndustrialsCo segment is a leading provider of engineered products and integrated solutions primarily serving medical, including packaging and specialty medical devices, water filtration, worker safety, automotive, including electric vehicles, aerospace and building product end markets. The segment satisfies the growing needs of our customers and delivers solutions that make life safer and healthier. By uniting market-driven innovation with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs on a global scale.

IndustrialsCo	Three Months Ended
In millions	March 31, 2025	March 31, 2024
Net sales	$1,948	$1,947
Operating EBITDA	$464	$439
Equity in earnings of nonconsolidated affiliates	$4	$9

IndustrialsCo	Three Months Ended
Percentage change from prior year	March 31, 2025	March 31, 2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	(1)	—
Volume	3	(8)
Portfolio & other	(1)	6
Total	—%	(3)%

IndustrialsCo net sales remained flat at $1,948 million for the three months ended March 31, 2025 compared to $1,947 million for the three months ended March 31, 2024 due to a 3 percent increase in volume offset by 1 percent decreases in local price and product mix, unfavorable currency impact and portfolio and other. Volume gains in Healthcare & Water Technologies were mostly offset by a volume decline in Diversified Industrials. Healthcare & Water Technologies volume gains were driven by broad-based growth within Healthcare and strength in Water led by reverse osmosis. Within Diversified Industrials, volume declines were primarily due to declines in construction and automotive end-markets.

Operating EBITDA was $464 million for the three months ended March 31, 2025, up 6 percent compared with $439 million for the three months ended March 31, 2024, primarily due to increased productivity and savings from prior year restructuring actions.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2024 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the three months ended March 31, 2025.

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

In millions	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,762	$1,850
Total debt	$7,174	$7,171

The Company's cash and cash equivalents at March 31, 2025 and December 31, 2024 were $1.8 billion and $1.9 billion, respectively, of which approximately $1.1 billion at both March 31, 2025 and December 31, 2024, were held by subsidiaries in foreign countries, including United States territories. The change in the balance in cash and cash equivalents held by subsidiaries in foreign countries is due to cash flows during the period, offset by repatriation. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at March 31, 2025 and December 31, 2024 was $7,174 million and $7,171 million, respectively.

As of March 31, 2025, the Company is contractually obligated to make future cash payments of $7.3 million and $4.0 million associated with principal and interest, respectively, on debt obligations. Related to the principal, $1.9 billion will be due in the next twelve months. The Company may address the maturity with cash on hand, issuance of commercial paper, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $359 million will be due in the next twelve months, and the remainder will be due subsequent to March 31, 2026. The majority of interest obligations will be due in 2030 or later.

In relation to the Company’s 2024 fixed-to-floating interest rate swap agreements, there is a mandatory early termination date of December 15, 2025. The mark-to-market value on these swaps at March 31, 2025 is $58 million recorded in “Accrued and other current liabilities” in the interim Consolidated Statements of Operations. The final settlement amount will depend on movements in interest rates. Refer to Note 19 to the Consolidated Financial Statements for more information on the Company’s interest rate swap agreements.

Capital Structure Actions
In connection with the Intended Electronics Separation, DuPont is considering potentially repaying, redeeming, repurchasing, or exchanging some or all of its other senior notes, which could include redemptions, tender offers, open market purchases, privately negotiated transactions, or other transactions or a combination of any of them, which will be on pricing terms that are determined at the time of any such transaction. Such transactions will depend on liquidity considerations, contractual and legal restrictions, prevailing market conditions and other factors.

Revolving Credit Facilities
The Company's current $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility") will expire on May 7, 2025. There were no drawdowns of either facility during the three month period ended March 31, 2025. The Company expects to enter a new 364-Day Revolving Credit Facility on May 7, 2025 with a maturity date of May 6, 2026. The new 364-Day Revolving Credit Facility will be used for general corporate purposes.

In May 2025, the Company expects to enter into an amendment of its $2.5 billion 5-year revolving credit facility with the maturity date extended to April 12, 2028. In addition, the amended facility will decrease to $2.0 billion upon the occurrence of the Intended Electronics Separation.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At April 30, 2024, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Watch Negative
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Watch Negative

In the second quarter of 2024, Standard & Poor’s and Fitch Ratings placed the Company on credit watch negative and Moody’s Investors Service placed the Company on outlook negative following the Company’s May 2024 separation announcement.

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Five-Year Revolving Credit Facility and the $1B 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2025, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2025	March 31, 2024
Cash provided by (used for) from continuing operations:
Operating activities	$382	$493
Investing activities	$(247)	$(202)
Financing activities	$(206)	$(691)
Cash used in discontinued operations	$(31)	$(31)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$13	$(25)

Cash Flows from Operating Activities - Continuing Operations
In the first three months of 2025, cash provided by operating activities of continuing operations was $382 million, compared with $493 million in the same period last year. The decrease in cash provided by operating activities of continuing operations is primarily from increase in cash used by net working capital, net impact from changes in variable compensation and transaction cost related to the Intended Electronics Separation partially offset by higher earnings.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	March 31, 2025	December 31, 2024
In millions (except ratio)
Current assets	$6,464	$6,364
Current liabilities	4,632	4,801
Net working capital	$1,832	$1,563
Current ratio	1.4:1	1.33:1

Cash Flows from Investing Activities - Continuing Operations
In the first three months of 2025, cash used for investing activities of continuing operations was $247 million, compared with $202 million in the first three months of 2024. The increase in cash used for investing activities of continuing operations is primarily attributable to higher capital expenditures.

Cash Flows from Financing Activities - Continuing Operations
In the first three months of 2025, cash used for financing activities of continuing operations was $206 million compared with $691 million in the same period last year. The decrease in cash used for financing activities of continuing operations is primarily attributable to the absence of share buyback activities.

Cash Flows from Discontinued Operations
In the first three months of 2025 and 2024, cash used from discontinued operations was $31 million. The cash used from discontinued operations primarily includes MOU activity and transaction costs. Refer to Notes 4 and 14 to the interim Consolidated Financial Statements for additional information.

Dividends
On February 21, 2025, the Board of Directors declared a first quarter 2025 dividend of $0.41 per share, paid on March 17, 2025, to shareholders of record on March 3, 2025.

On April 29, 2025, the Board of Directors declared a second quarter 2025 dividend of $0.41 per share, paid on June 16, 2025, to shareholders of record on May 30, 2025.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three intended financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). In the first quarter of 2024, the $2B ASR Transaction was completed. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completed the $5B Share Buyback Program and the Company's stock repurchase authorization.

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). Under the $1B Share Buyback Program, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. At this time and with the continued focus on the Intended Electronics Separation, the Company does not currently plan to complete the remaining authorization under the $1B Share Buyback Program.

In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of $500 million of common stock ("Q1 24 ASR Transaction"). In the second quarter 2024, the Q1 2024 ASR Transaction was completed. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $42 million by year-end 2025 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the planned separation of the future Electronics company and the future New DuPont company, (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $46 million for the three months ended March 31, 2025, consisting of severance and related benefit costs of $38 million and $8 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $38 million at March 31, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $200 million inception-to-date, consisting of severance and related benefit costs of $114 million and asset related charges of $86 million. At March 31, 2025 and December 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $32 million and $47 million, respectively, for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the interim Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $25 million in "Cost of Sales" within the interim Consolidated Statements of Operations for the three months ended March 31, 2024. The Company expects the program to be substantially complete by the end of 2024.

See Note 6 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 19 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2024 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2025, the Company's Executive Chairman (Principal Executive Officer (PEO)), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the PEO, CEO and CFO concluded that these disclosure controls and procedures are effective.

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

Divested Neoprene Facility, La Place, Louisiana - EPA Compliance Inspection
In 2016, the U.S. Environmental Protection Agency (“EPA”), conducted a focused compliance investigation at the Denka Performance Elastomer LLC (“Denka”) neoprene manufacturing facility in La Place, Louisiana. EIDP sold the neoprene business, including this manufacturing facility, to Denka in the fourth quarter of 2015. Subsequent to this inspection, the EPA, the U.S. Department of Justice (“DOJ”), the Louisiana Department of Environmental Quality (“Louisiana DEQ”), EIDP and Denka began discussions in the spring of 2017 relating to the inspection conclusions and allegations of noncompliance arising under the Clean Air Act, including leak detection and repair.

For many years, Denka, EIDP, and DuPont, as the current landlord, continued to work with the EPA, DOJ and Louisiana DEQ to achieve an amicable resolution. On February 28, 2023, the United States Government, on behalf of the EPA, filed a lawsuit against Denka in Federal Court in Louisiana claiming that Denka’s continued chloroprene emissions constitute an imminent damage to the public. A DuPont subsidiary was also named as a defendant simply as the landlord/property owner. The lawsuit sought injunctive relief requiring Denka to eliminate the alleged imminent and substantial endangerment posed by its chloroprene emissions from the facility. On March 7, 2025, the EPA and DOJ, acting on direction from the current Presidential administration, dismissed the lawsuit.

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

Spruance Site, Richmond, Virginia-EPA Notice to Show Cause
On March 25, 2025, Region 3 of EPA issued a Notice to Show Cause letter to the Company’s Spruance facility in Richmond, Virginia. The letter alleges violations of the Resource Conservation and Recovery Act (“RCRA”) relating to the storage of hazardous waste at the site as well as alleged discharges of hazardous waste to the subsurface groundwater from an on-site impoundment. The Company is accepting EPA’s offer to meet and confer.

ITEM 1A. RISK FACTORS
Other than the risk factor set forth below, there have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Risks related to recent trade disputes, responsive actions, investigations by foreign governments, regulations and policies could have an adverse impact on our operations and reduce the competitiveness or availability of our products relative to local and global competitors.
Trade regulations, policies and disputes can and have increased tariffs and trade barriers, which can and have limited DuPont’s ability to sell certain products to certain customers, and have otherwise impacted its global supply and distribution chains and research and development activities, particularly those arising out of relations between the U.S. and China. The U.S. government recently announced tariffs on product imports from certain countries, including Canada, Mexico and China. These actions have resulted, and are expected to further result, in responsive actions by impacted countries on U.S. goods and companies. The extent and duration of the tariffs and the resulting impact on general economic conditions and on DuPont’s business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of merchandise, and DuPont’s buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs.

In addition, the Company is subject to export control and economic sanctions laws and regulations that restrict the delivery of some products and services to certain countries (and nationals thereof), to certain end users, and for certain end uses. These restrictions have and may in the future prohibit the transfer of certain of DuPont’s products, services and technologies, and have and may in the future require us to obtain a license from the U.S. government before delivering the controlled item or service. Obtaining export licenses may be difficult, costly and time-consuming, and DuPont may fail to receive licenses that it applies for on a timely basis or at all. The Company must also comply with export control and economic sanctions laws and regulations imposed by other countries. DuPont’s export and trade control compliance program may be ineffective or circumvented, exposing us to legal liabilities. Compliance with these laws could significantly limit the Company’s sales in the future.

Ultimately, changes in, and responses to, U.S. trade controls have the potential to reduce the competitiveness of DuPont products and cause sales to decline, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Such risks may be especially exacerbated as they relate to China and Hong Kong, a market that represented approximately 19% of the Company’s consolidated net sales for the year ended December 31, 2024.

On April 4, 2025, the Company announced that it was aware of a report that the State Administration for Market Regulation of the People's Republic of China has initiated an investigation in connection with the Company’s Tyvek® business. The investigation is ongoing and DuPont is fully committed to cooperating. DuPont Tyvek® sales to China in full year 2024 were approximately $90 million, less than 1% of DuPont’s 2024 consolidated net sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
For the three months ended March 31, 2025, there were no purchases of the Company’s common stock. At March 31, 2025, $500 million is the approximate dollar value of shares that remain authorized for repurchase under the $1B Share Buyback Program repurchase authorization.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Termination of Certain Compensatory Arrangements
On April 29, 2025, the DuPont Board of Directors terminated the Company’s Pension Restoration Plan effective April 29, 2025.

Internal Separations
In anticipation of and to facilitate the Intended Electronics Separation, DuPont is planning for the internal separation of its businesses, both domestically and internationally, through a series of transactions that are intended to be tax-efficient from both a United States and foreign perspective (collectively, the “Internal Separations”). The Internal Separations are currently expected to consist of a series of transactions undertaken by DuPont principally to internally separate its ElectronicsCo segment assets and operations from its IndustrialsCo segment assets and operations and in certain cases to realign its IndustrialsCo assets and/or operations underneath DuPont de Nemours, Inc. The Internal Separations include multiple distributions within the DuPont legal entity structure that are intended to qualify as tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code and / or tax-free reorganizations for United States tax purposes under Section 368 of the Internal Revenue Code.

The Internal Separations are expected to occur in the United States and in (or involving entities domiciled in) various jurisdictions, including (but not limited to) China, Japan, Singapore, Taiwan, France, Italy, Netherlands and Brazil. Following the completion of the DuPont Internal Separations, DuPont expects that DuPont will effectuate the Intended Electronics Separation by means of a distribution to its public shareholders of the capital stock of an entity owning the Electronics businesses currently owned by DuPont, in a distribution intended to qualify as a tax-free spinoff for United States tax purposes under Section 355 of the Internal Revenue Code.

The DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations, acquiring corporations, and / or target corporations in the DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code and / or tax-free reorganizations for United States tax purposes under Section 368 of the Internal Revenue Code) include the following: DuPont E&I Holding, Inc.; DuPont Electronics, Inc.; DuPont Technology (Shanghai) Co., Ltd.; DuPont Japan Kabushiki Kaisha; DuPont Specialty Products Kabushiki Kaisha; DDP Specialty Products Japan K.K.; DuPont Performance Products Japan K.K.; DuPont Toray Specialty Materials Kabushiki Kaisha; DuPont Taiwan Ltd; DSP S.A.S.; Specialty Electronic Materials Italy s.r.l.; Specialty Electronic Materials Comércio De Produtos Químicos Do Brasil Ltda.; DDP Specialty Electronic Materials US 9, LLC; DDP Specialty Electronic Materials US, LLC; E&C EMEA Holding BV; SP Holding II ET, Inc.; Laird Technologies (SEA) PTE Limited; Laird Technologies, Inc.; DSP Singapore Holdings Pte. Ltd.; Specialty Electronic Materials Netherlands B.V.; FilmTec Water Netherlands Holding B.V.; FilmTec Corporation; DuPont Electronic Materials CMP, LLC; and DuPont Safety & Construction, Inc.

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
Date: May 2, 2025

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware