Form 10-Q
period 2025-06-30
DuPont de Nemours, Inc.
filed 2025-08-05
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 418,716,685 shares of common stock, $0.01 par value, outstanding at August 1, 2025.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2025

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
On January 15, 2025, DuPont announced it is targeting November 1, 2025, for the completion of the intended separation of the Electronics business (the “Intended Electronics Separation”) by way of a spin-off transaction, thereby creating a new independent, publicly traded electronics company (“Qnity Electronics, Inc.”). The Intended Electronics Separation will not require a shareholder vote and is subject to satisfaction of customary conditions, including final approval by DuPont's Board of Directors, receipt of tax opinion from counsel, the completion and effectiveness of the Form 10 registration statement filed with the U.S. Securities and Exchange Commission, applicable regulatory approvals and satisfactory completion of financing.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2025	2024	2025	2024
Net sales	$3,257	$3,171	$6,323	$6,102
Cost of sales	2,041	1,996	3,961	3,914
Research and development expenses	142	134	279	259
Selling, general and administrative expenses	405	418	774	802
Amortization of intangibles	140	151	286	300
Restructuring and asset related charges - net	2	8	49	47
Goodwill impairment charges	—	—	768	—
Acquisition, integration and separation costs	154	5	279	8
Equity in earnings of nonconsolidated affiliates	30	23	29	35
Sundry income (expense) - net	(13)	(87)	88	(49)
Interest expense	84	99	167	195
Income (loss) from continuing operations before income taxes	$306	$296	$(123)	$563
Provision for income taxes on continuing operations	68	120	187	204
Income (loss) from continuing operations, net of tax	$238	$176	$(310)	$359
(Loss) income from discontinued operations, net of tax	(168)	9	(202)	23
Net income (loss)	$70	$185	$(512)	$382
Net income attributable to noncontrolling interests	11	7	18	15
Net income (loss) available for DuPont common stockholders	$59	$178	$(530)	$367

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$0.54	$0.40	$(0.78)	$0.82
(Loss) earnings per common share from discontinued operations - basic	(0.40)	0.02	(0.48)	0.05
Earnings (loss) per common share - basic	$0.14	$0.43	$(1.27)	$0.87
Earnings (loss) per common share from continuing operations - diluted	$0.54	$0.40	$(0.78)	$0.82
(Loss) earnings per common share from discontinued operations - diluted	(0.40)	0.02	(0.48)	0.05
Earnings (loss) per common share - diluted	$0.14	$0.42	$(1.27)	$0.87

Weighted-average common shares outstanding - basic	418.9	417.8	418.7	420.3
Weighted-average common shares outstanding - diluted	419.7	419.3	418.7	421.6
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2025	2024	2025	2024
Net income (loss)	$70	$185	$(512)	$382
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	577	(128)	844	(372)
Pension and other post-employment benefit plans	(10)	(23)	(15)	(26)
Derivative instruments	(60)	10	(79)	21
Total other comprehensive income (loss)	$507	$(141)	$750	$(377)
Comprehensive income	$577	$44	$238	$5
Comprehensive income attributable to noncontrolling interests, net of tax	18	1	31	2
Comprehensive income attributable to DuPont	$559	$43	$207	$3
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,837	$1,850
Restricted cash and cash equivalents	5	6
Accounts and notes receivable - net	2,535	2,199
Inventories	2,295	2,130
Prepaid and other current assets	178	179
Total current assets	$6,850	$6,364
Property, plant and equipment - net of accumulated depreciation (June 30, 2025 - $5,524; December 31, 2024 - $5,188)	5,910	5,768
Other Assets
Goodwill	16,240	16,567
Other intangible assets	5,163	5,370
Restricted cash and cash equivalents - noncurrent	37	36
Investments and noncurrent receivables	1,112	1,081
Deferred income tax assets	252	246
Deferred charges and other assets	995	1,204
Total other assets	$23,799	$24,504
Total Assets	$36,559	$36,636
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1,849	$1,848
Accounts payable	1,699	1,720
Income taxes payable	158	202
Accrued and other current liabilities	1,147	1,031
Total current liabilities	$4,853	$4,801
Long-Term Debt	5,326	5,323
Other Noncurrent Liabilities
Deferred income tax liabilities	844	915
Pension and other post-employment benefits - noncurrent	575	523
Other noncurrent obligations	1,445	1,281
Total other noncurrent liabilities	$2,864	$2,719
Total Liabilities	$13,043	$12,843
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2025: 418,689,815 shares; 2024: 417,994,343 shares)	4	4
Additional paid-in capital	47,429	47,922
Accumulated deficit	(23,606)	(23,076)
Accumulated other comprehensive loss	(763)	(1,500)
Total DuPont stockholders' equity	$23,064	$23,350
Noncontrolling interests	452	443
Total equity	$23,516	$23,793
Total Liabilities and Equity	$36,559	$36,636
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2025	2024
Operating Activities
Net (loss) income	$(512)	$382
(Loss) income from discontinued operations	(202)	23
Net (loss) income from continuing operations	$(310)	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	589
Deferred income tax and other tax related items	58	(65)
Earnings of nonconsolidated affiliates in excess of dividends received	(18)	(29)
Net periodic pension benefit costs	4	5
Periodic benefit plan contributions	(27)	(38)
Restructuring and asset related charges - net	49	47
Goodwill impairment charge	768	—
Interest rate swap (gain) loss	(51)	39
Stock based compensation	31	44
Loss on debt extinguishment	—	74
Other net loss (gain)	9	(8)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(264)	(152)
Inventories	(94)	(45)
Accounts payable	48	124
Other assets and liabilities, net	(29)	76
Cash provided by operating activities - continuing operations	$763	$1,020
Investing Activities
Capital expenditures	(365)	(309)
Other investing activities, net	7	7
Cash used for investing activities - continuing operations	$(358)	$(302)
Financing Activities
Payments on long-term debt	—	(687)
Purchases of common stock and forward contracts	—	(500)
Proceeds from issuance of Company stock	4	18
Employee taxes paid for share-based payment arrangements	(22)	(24)
Distributions to noncontrolling interests	(22)	(20)
Dividends paid to stockholders	(343)	(317)
Other financing activities, net	(7)	(1)
Cash used for financing activities - continuing operations	$(390)	$(1,531)
Cash Flows from Discontinued Operations
Cash used for operations - discontinued operations	(72)	(439)
Cash used in discontinued operations	$(72)	$(439)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	(42)
Decrease in cash, cash equivalents and restricted cash	$(13)	$(1,294)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,892	2,803
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$1,892	$2,803
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,879	1,509
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$1,879	$1,509
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2025 and 2024

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2024	$4	$48,238	$(23,519)	$(1,139)	$—	$428	$24,012
Net income	—	—	178	—	—	7	185
Other comprehensive loss	—	—	—	(135)	—	(6)	(141)
Dividends ($0.76 per common share)	—	(317)	—	—	—	—	(317)
Common stock issued/sold	—	13	—	—	—	—	13
Stock-based compensation	—	13	—	—	—	—	13
Excise tax on purchase of treasury stock	—	—	(1)	—	—	—	(1)
Retirement of treasury stock	—	—	(72)	—	72	—	—
Settlement of forward contracts for share repurchase	—	72	—	—	(72)	—	—
Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764

Balance at March 31, 2025	$4	$47,758	$(23,665)	$(1,263)	$—	$434	$23,268
Net income	—	—	59	—	—	11	70
Other comprehensive income	—	—	—	500	—	7	507
Dividends ($0.82 per common share)	—	(343)	—	—	—	—	(343)
Stock-based compensation	—	14	—	—	—	—	14
Balance at June 30, 2025	$4	$47,429	$(23,606)	$(763)	$—	$452	$23,516
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2025 and 2024

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	367	—	—	15	382
Other comprehensive loss	—	—	—	(364)	—	(13)	(377)
Dividends ($1.14 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	18	—	—	—	—	18
Stock-based compensation	—	20	—	—	—	—	20
Distributions to non-controlling interests	—	—	—	—	—	(20)	(20)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(9)	—	—	—	$(9)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	$(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	$—
Other	—	—	—	—	—	1	1
Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764

Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(530)	—	—	18	(512)
Other comprehensive income	—	—	—	737	—	13	750
Dividends ($1.23 per common share)	—	(515)	—	—	—	—	(515)
Common stock issued/sold	—	4	—	—	—	—	4
Stock-based compensation	—	18	—	—	—	—	18
Distributions to non-controlling interests	—	—	—	—	—	(22)	(22)
Balance at June 30, 2025	$4	$47,429	$(23,606)	$(763)	$—	$452	$23,516
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company's Current Report on Form 8-K filed on May 2, 2025, collectively referred to as the "Recast 2024 Annual Report," which was filed in order to recast the Company's 2024 Annual Report on Form 10-K to reflect the changes in the Company's reportable segments. The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures have been implemented as required for the three and six months ended June 30, 2025 and 2024. See Note 21 for more information.

Accounting Guidance Issued But Not Adopted at June 30, 2025
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

As of June 30, 2025, the provisional fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total assets of $268 million and total liabilities of $17 million. The goodwill acquired as part of the Donatelle Plastics Acquisition was $114 million resulting in total net consideration of $365 million. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory. Final determination of the fair values may result in further adjustments to these values.

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

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. As of June 30, 2025, the Company recognized an adjustment of approximately $12 million to reflect the latest developments in the future achievement of the customer specific revenue being earned. For the three and six months ended June 30, 2025, this adjustment resulted in a benefit of $12 million reflected in "Sundry income (expense) - net" within the interim Consolidated Statements of Operations. The fair value of the contingent earn-out liability at June 30, 2025 and December 31, 2024 was $28 million and $40 million, respectively, reflected in “Other noncurrent obligations” on the interim Condensed Consolidated Balance Sheets.

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

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $168 million and income of $9 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $202 million and income of $23 million for the six months ended June 30, 2025 and 2024, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
M&M Divestitures [1]	$—	$(4)	$—	$(10)
MOU activity, net [2]	(165)	(8)	(179)	(17)
Indemnification activity - environmental and legal [3]	(2)	—	(21)	(5)
Tax related matters [4]	2	21	3	56
Other	(3)	—	(5)	(1)
(Loss) income from discontinued operations, net of tax	$(168)	$9	$(202)	$23
1.The three and six months ended June 30, 2024 primarily includes Acquisition, integration and separation costs.
2.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company. The three months ended June 30, 2025, includes a charge related to the State of New Jersey legal matters discussed further in Note 14.
3.Primarily related to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 14.
4.The three and six months ended June 30, 2024 includes tax indemnification activity associated with divested businesses.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $154 million and $5 million in costs for the three months ended June 30, 2025 and 2024, respectively, and $279 million and $8 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, these costs were primarily associated with the Intended Electronics Separation.

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

The net trade revenue table below reflects the 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Semiconductor Technologies	$644	$617	$1,288	$1,196
Interconnect Solutions	526	487	1,000	892
ElectronicsCo	$1,170	$1,104	$2,288	$2,088
Healthcare & Water Technologies	$816	$744	$1,580	$1,417
Diversified Industrials	1,271	1,323	2,455	2,597
IndustrialsCo	$2,087	$2,067	$4,035	$4,014
Total	$3,257	$3,171	$6,323	$6,102

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
U.S. & Canada	$1,150	$1,127	$2,209	$2,180
EMEA [1]	576	550	1,129	1,094
Asia Pacific [2]	1,417	1,368	2,750	2,584
Latin America	114	126	235	244
Total	$3,257	$3,171	$6,323	$6,102
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended June 30, 2025 and 2024 were $603 million and $614 million, respectively, while for the six months ended June 30, 2025 and 2024 net sales attributed to China/Hong Kong were $1,190 million and $1,129 million, respectively.

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

Revenue recognized in the first six months of 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	June 30, 2025	December 31, 2024
In millions
Accounts and notes receivable - trade [1]	$1,748	$1,561
Deferred revenue - current [2]	$4	$2
Deferred revenue - noncurrent [3]	$37	$36
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $2 million and $8 million for the three months ended June 30, 2025 and 2024, respectively, and $49 million and $47 million for the six months ended June 30, 2025 and 2024, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $64 million at June 30, 2025 and $48 million at December 31, 2024, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Restructuring activity primarily consists of the following programs:

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Intended Electronics Separation and the future New DuPont company. The total expected pre-tax restructuring charges under the program, beginning in the first quarter of 2025 and continuing through 2026, are expected to be $100 million. The Company recorded pre-tax restructuring charges of $49 million inception-to-date, consisting of severance and related benefit costs of $40 million and $9 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program Charges by Segment	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(In millions)
ElectronicsCo	$2	$7
IndustrialsCo	—	11
Corporate	1	31
Total	$3	$49

Total liabilities related to the Transformational Separation-Related Restructuring Program were $40 million at June 30, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The remaining $9 million at June 30, 2025 is recognized in "Additional paid in capital" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $198 million inception-to-date, consisting of severance and related benefit costs of $112 million and asset related charges of $86 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $24 million of inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations for the six months ended June 30, 2024. The inventory write-offs are related to plant line closures within the IndustrialsCo segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
ElectronicsCo	$—	$(5)	$—	$3
IndustrialsCo [1]	—	15	1	37
Corporate	(2)	(1)	(2)	5
Total	$(2)	$9	$(1)	$45
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2024	$47	$—	$47
Restructuring charges	(2)	1	(1)
Adjustments against the reserve	1	(1)	—
Cash payments	(22)	—	(22)
Reserve balance at June 30, 2025	$24	$—	$24

Total liabilities related to the 2023-2024 Restructuring Program were $24 million at June 30, 2025 and $47 million at December 31, 2024, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The program was substantially complete by the end of 2024.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Non-operating pension and other post-employment benefit credits	$1	$3	$4	$10
Interest income [1]	20	21	41	41
Foreign exchange (losses) gains, net	(18)	(4)	(21)	—
Loss on debt extinguishment [2]	—	(74)	—	(74)
Interest rate swap (loss) gain [3]	(27)	(39)	51	(39)
Miscellaneous income (expense) - net [4]	11	6	13	13
Sundry income (expense) - net	$(13)	$(87)	$88	$(49)
1.The three and six months ended June 30, 2025 and 2024 include interest on cash. Fluctuations in interest income are due to changes in cash balances and/or changes in interest rates.
2.The three and six months ended June 30, 2024 reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
3.The three months ended June 30, 2025 includes the non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps and the interest settlement loss on the 2022 Swaps. The six months ended June 30, 2025 includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The three and six months ended June 30, 2024 include the mark to market loss related to the 2022 Swaps and 2024 Swap. Refer to Note 19 for further details.
4.Includes a benefit related to an adjustment of the Donatelle contingent earn-out liability. Refer to Note 3 for further details.

Cash, Cash Equivalents and Restricted Cash
At June 30, 2025 and December 31, 2024, the Company had $5 million and $6 million, respectively, within “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, the Company also had $37 million and $36 million, respectively, within "Restricted cash and cash equivalents - noncurrent". The majority of the balance during both periods is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 14.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,147 million at June 30, 2025 and $1,031 million at December 31, 2024. Accrued payroll, which is a component of "Accrued and other current liabilities," was $281 million at June 30, 2025 and $383 million at December 31, 2024. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at June 30, 2025 and at December 31, 2024.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2025 was 22.2 percent, compared with an effective tax rate of 40.5 percent for the second quarter of 2024. The lower effective tax rate for the second quarter of 2025 in comparison to the second quarter of 2024 was principally the result of certain discrete tax expenses incurred in the second quarter of 2024, including an international statutory tax settlement for which the Company is partially indemnified. For the first six months of 2025, the effective tax rate on continuing operations was (152.0) percent, compared with 36.2 percent for the first six months of 2024. The decrease of the effective tax rate in 2025 thus far was principally the result of a goodwill impairment charge of $768 million in the first quarter 2025, which is not deductible for tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. Given the complexities of the changes and potential future clarifications of the provisions, the Company is currently evaluating the impact of the new legislation.

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and six months ended June 30, 2025 and 2024:

Net Income (Loss) for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Income (loss) from continuing operations, net of tax	$238	$176	$(310)	$359
Net income from continuing operations attributable to noncontrolling interests	11	7	18	15
Income (loss) from continuing operations attributable to common stockholders	$227	$169	$(328)	$344
(Loss) income from discontinued operations attributable to common stockholders, net of tax	$(168)	$9	$(202)	$23
Net income (loss) attributable to common stockholders	$59	$178	$(530)	$367

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2025	2024	2025	2024
Earnings (loss) from continuing operations attributable to common stockholders	$0.54	$0.40	$(0.78)	$0.82
(Loss) earnings from discontinued operations, net of tax	(0.40)	0.02	(0.48)	0.05
Earnings (loss) attributable to common stockholders [1]	$0.14	$0.43	$(1.27)	$0.87

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2025	2024	2025	2024
Earnings (loss) from continuing operations attributable to common stockholders	$0.54	$0.40	$(0.78)	$0.82
(Loss) earnings discontinued operations, net of tax	(0.40)	0.02	(0.48)	0.05
Earnings (loss) attributable to common stockholders [1]	$0.14	$0.42	$(1.27)	$0.87

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2025	2024	2025	2024
Weighted-average common shares - basic	418.9	417.8	418.7	420.3
Plus dilutive effect of equity compensation plans	0.8	1.5	—	1.3
Weighted-average common shares - diluted	419.7	419.3	418.7	421.6
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	2.8	1.1	2.5	2.1
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

NOTE 10 - INVENTORIES

In millions	June 30, 2025	December 31, 2024
Finished goods	$1,250	$1,162
Work in process	546	509
Raw materials	359	332
Supplies	140	127
Total inventories	$2,295	$2,130

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at June 30, 2025 and December 31, 2024 is $791 million and $778 million, respectively.

Sales to nonconsolidated affiliates represented less than 2 percent of total net sales for the three and six months ended June 30, 2025 and 2024. Purchases from nonconsolidated affiliates represented less than 3 percent for the three and six months ended June 30, 2025 and 2024. The Company maintained an ownership interest in seven nonconsolidated affiliates at June 30, 2025.

Derby Equity Interest and Note Receivable
As a result of the Delrin® Divestiture, on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. The Company recorded income of $8 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and losses of $6 million and $5 million for the six months ended June 30, 2025 and 2024, respectively, in "Equity in earnings of nonconsolidated affiliates". The amounts related to the Derby equity interest are recorded within Corporate. The carrying values of the equity interest as of June 30, 2025 and December 31, 2024 were $106 million and $117 million, respectively.

The Company recognized non-cash interest income on the Derby Note Receivable of $6 million for both the three months ended June 30, 2025 and 2024 and $13 million and $12 million for the six months ended June 30, 2025 and 2024, respectively. This income was reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of June 30, 2025 and December 31, 2024 were $267 million and $254 million, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2025 were as follows:

In millions	ElectronicsCo	IndustrialsCo	Total
Balance at December 31, 2024	$8,251	$8,316	$16,567
Currency translation adjustment	65	376	441
Impairment	—	(768)	(768)
Balance at June 30, 2025	$8,316	$7,924	$16,240

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In connection with the 2025 Segment Realignment, the Company realigned its operating and reportable segments which changed the composition of certain reporting units. During the first quarter 2025, the associated reporting units' goodwill and indefinite-lived intangible assets were assessed for impairment before and after the 2025 Segment Realignment, as described below.

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

As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets that are heritage EIDP assets, including the Aramids reporting unit. The fair value assessment at the time of the DWDP Merger increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. As a result of the analysis performed after the 2025 Segment Realignment, the Company concluded that the carrying amount of the Aramids reporting unit within the IndustrialsCo segment exceeded its fair value resulting in a non-cash goodwill impairment charge of $768 million. The Company’s significant assumptions in the analysis include projected revenue growth, EBITDA margin, weighted average cost of capital and terminal growth rates and projected EBITDA and derived multiples from comparable market transactions for the market approach. As a result of the first quarter 2025 impairment charges, there is no remaining goodwill within the Aramids reporting unit.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,955	$(1,182)	$773	$1,975	$(1,124)	$851
Trademarks/tradenames	901	(481)	420	901	(451)	450
Customer-related	5,744	(2,597)	3,147	5,868	(2,623)	3,245
Other	28	(9)	19	27	(7)	20
Total other intangible assets with finite lives	$8,628	$(4,269)	$4,359	$8,771	$(4,205)	$4,566
Intangible assets with indefinite lives:
Trademarks/tradenames	804	—	804	804	—	804
Total other intangible assets	$804	$—	$804	$804	$—	$804
Total	$9,432	$(4,269)	$5,163	$9,575	$(4,205)	$5,370

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	June 30, 2025	December 31, 2024
In millions
ElectronicsCo	$1,578	$1,655
IndustrialsCo	3,585	3,715
Total	$5,163	$5,370

Total estimated amortization expense for the remainder of 2025 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2025	$276
2026	$536
2027	$488
2028	$435
2029	$379
2030	$343

NOTE 13 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in the Recast 2024 Annual Report for the year ended December 31, 2024, within Note 15 to the Consolidated Financial Statements. If applicable, updates have been included in the respective section below.

Long-Term Debt
Long-term debt at June 30, 2025 and December 31, 2024 was $5,326 million and $5,323 million, respectively. At June 30, 2025 and December 31, 2024 the long-term debt balance included an unamortized basis adjustment of $47 million and $48 million, respectively, related to the dedesignation of the Company's interest rate swap agreements. See Note 19 for additional information.

Long-term debt due within one year at June 30, 2025 and December 31, 2024 was $1,849 million and $1,848 million, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in “Short-term borrowings” in the interim Condensed Consolidated Balance Sheets.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $628 million at June 30, 2025. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $128 million at June 30, 2025. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns during the six month period ended June 30, 2025.

In May 2025, the Company entered into an amendment of its $2.5 billion 5-year revolving credit facility to extend the maturity date to April 2028.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 120 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days’ notice.

The amount of invoices outstanding under the supplier financing programs as of June 30, 2025 and December 31, 2024 was $96 million and $104 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of June 30, 2025, the Company has recorded indemnification assets of $178 million within "Accounts and notes receivable - net" and $155 million within "Deferred charges and other assets" and indemnification liabilities of $169 million within "Accrued and other current liabilities" and $238 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company has recorded indemnification assets of $28 million within "Accounts and notes receivable - net" and $298 million within "Deferred charges and other assets" and indemnified liabilities of $178 million within "Accrued and other current liabilities" and $237 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, as of June 30, 2025, the Company has recognized a liability of $177 million, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below.

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

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion ("MOU limit") or (iii) a termination in accordance with the terms of the MOU. PFAS refers to per- or polyfluoroalkyl substances, which include perfluorooctanoic acids and its ammonium salts (“PFOA”).

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to an MOU limit of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At June 30, 2025, the Company had paid Qualified Spend of approximately $645 million against its portion of the $2 billion MOU limit. On August 3, 2025, Chemours, Corteva and DuPont have agreed to count the net present value of the settlement under the proposed Judicial Consent Order with the State of New Jersey, as discussed further below, against the $4 billion MOU limit. In addition, the parties agreed that relevant insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at June 30, 2025 are reflected in "Restricted cash and cash equivalents - noncurrent" on the Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At June 30, 2025, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. DuPont met its $200 million threshold by December 31, 2024 and as a result the Company now bears 71 percent and Corteva now bears 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At June 30, 2025, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	June 30, 2025	December 31, 2024	Balance Sheet Classification
Current indemnification liabilities	$92	$99	Accrued and other current liabilities
Long-term indemnification liabilities	125	123	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$217	$222
1.As of June 30, 2025 and December 31, 2024, total indemnified liabilities accrued include $123 million and $128 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the State of New Jersey matters discussed further below.

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

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of June 30, 2025.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued $9 million as of June 30, 2025 related to the Supplemental Payment.

As of June 30, 2025, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

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

The Court ordered the dismissal of personal injury claims by September 10, 2024, that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. Cases that are dismissed pursuant to the Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the Court’s order. In the first quarter 2025, Plaintiffs’ counsel notified the Court that claims alleging high cholesterol and/or pregnancy-induced hypertension, will not be pursued. Defendants are reviewing the docket and will move to dismiss claims that do not allege one of the following six health conditions: ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. There are about 6,875 personal injury cases currently pending in the AFFF MDL reflecting confirmed dismissals under the Court’s order and any newly filed cases. The Company expects additional personal injury cases – which include claims that identify one of the six health conditions – will continue to be filed into the AFFF MDL.

The 25 bellwether personal injury cases have been further narrowed to a group of Tier 2 bellwether plaintiffs. The Tier 2 bellwether plaintiffs include nine cases that allege harm from kidney cancer, testicular cancer, ulcerative colitis, or thyroid disease. The court has set the first Tier 2 trial to occur on October 20, 2025. The trial will include a case or cases from Pennsylvania that allege harm from kidney cancer.

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

On August 3, 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”), the Settlement will also resolve legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the 2021 binding MOU between Chemours, Corteva and DuPont. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. Accordingly, DuPont has recorded a pre-tax charge of $177 million reflected as discontinued operations for the three and six months ended June 30, 2025 in the Company's Consolidated Statement of Operations, reflecting the net present value, using an 8 percent discount rate, of $311 million which is estimated to be the Company’s share of the cash payment in accordance with the MOU. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the NJ Court, but no earlier than January 31, 2026. At June 30, 2025, $57 million is recorded in "Accrued and other current liabilities" and the remaining $120 million is recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The Company intends to utilize the $35 million within the MOU Escrow Account for the first settlement payment in 2026. The parties have the right to prepay Settlement amounts at the discount rate set forth in the NJ Settlement agreement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below.

The NJ Settlement is subject to a public notice and comment period and is subject to NJ Court approval following that period. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

Contingent upon the NJ Settlement being approved by the NJ Court, DuPont and Corteva will purchase Chemours’ interest in future, if any, insurance proceeds related to PFAS claims. DuPont and Corteva will make the purchase by contributing a total of $150 million ($106.5 million from DuPont, $43.5 million from Corteva) into an escrow fund ("NJ Escrow") to be applied to Chemours’ share of the NJ settlement. In exchange, Chemours shall assign to DuPont and Corteva its rights to $150 million of PFAS-related insurance proceeds plus a fee equal to the lesser of (a) $35 million, or (b) $3 million plus interest (at prime minus 2 percent) on the unrecovered fraction of $150 million, until Chemours’ share of insurance recoveries fully recoups the purchase price. After DuPont and Corteva have recovered the $150 million assigned by Chemours, plus the above fee, Chemours shall be entitled to its 50 percent share of further insurance recoveries, if any. The purchase price shall be paid, and the insurance proceeds recovered, by DuPont and Corteva in accordance with the sharing percentages in the Letter Agreement.

NJ Settlement payments or releases from the NJ Escrow to make Settlement payments, as applicable, shall be deemed credited against each of DuPont, Corteva and Chemours’s respective PFAS MOU escrow obligations for that year. Each of DuPont, Corteva and Chemours’s 2025 PFAS MOU escrow funding obligation will be suspended until the first payment of the NJ Settlement.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at June 30, 2025. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of June 30, 2025, the Company has liabilities of $15 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies.

The NJ Settlement obligates the companies to continue to undertake remediation at the four sites (Chambers Works, Parlin, Pompton Lakes and Repauno), which will be determined in accordance with applicable law. DuPont is the primary responsible party for the Parlin site and established an accrual related to Parlin’s remediation obligations in connection with the DowDuPont merger and separation and does not anticipate recording additional charges for these remediation activities at this time. However, as part of the NJ Settlement, the companies have agreed to a binding third party review process of the remedial funding source (“RFS”) for each of the four sites (in the form of surety bond or similar financial instrument) to ensure available funds for future remediation at the sites, with DuPont responsible for the RFS at Parlin. This review process could result in additional remediation, and an increase to any of the four RFS, including for Parlin which could result in future changes to the Company’s environmental reserve estimates.

In addition, DuPont and Corteva will establish a reserve fund in the amount of $475 million (the “Reserve Fund”) to be funded (in the form of surety bond or similar financial instrument) in accordance with the sharing percentages in the Letter Agreement entered between the parties in 2019. The Reserve Fund is further financial security, separate from and secondary to the RFS, which will be accessible only in the event the RFS for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

At June 30, 2025, the Company had accrued obligations of $271 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	June 30, 2025	December 31, 2024	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$43	$45	$108

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow and Corteva [2]	83	83	176
MOU related obligations (discussed above) [3]	144	146	26
Other environmental indemnifications	1	1	2
Total environmental related liabilities	$271	$275	$312
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of June 30, 2025.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Operating lease costs	$27	$32	$55	$63

Operating cash flows used for operating leases were $54 million and $60 million for the six months ended June 30, 2025 and 2024, respectively.

New operating lease assets and liabilities entered into during the six months ended June 30, 2025 and 2024, were $38 million and $26 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$410	$403
Current operating lease liabilities [2]	83	84
Noncurrent operating lease liabilities [3]	332	322
Total operating lease liabilities	$415	$406
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

Lease Term and Discount Rate for Operating Leases	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7.8	7.8
Weighted average discount rate	3.89%	3.78%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at June 30, 2025	Operating Leases
In millions
Remainder of 2025	$50
2026	87
2027	69
2028	52
2029	41
2030 and thereafter	175
Total lease payments	$474
Less: Interest	59
Present value of lease liabilities	$415

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

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). As described below, the Company repurchased and retired $500 million of common stock under the $1B Share Buyback Program prior to its expiration on June 30, 2025.

In the first quarter 2024, under the $1B Share Buyback Program, DuPont entered into an ASR agreement with one counterparty for the repurchase of $500 million of common stock ("Q1 2024 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as a reduction of retained earnings of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $1 million and $9 million as a reduction to retained earnings for the three and six months ended June 30, 2024, respectively. There was no excise tax recorded for the three and six months ended June 30, 2025. The recorded excise tax is reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the interim Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2025 and 2024:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive (loss) income before reclassifications	(359)	(24)	21	(362)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net other comprehensive loss	$(359)	$(26)	$21	$(364)
Balance at June 30, 2024	$(1,290)	$(81)	$97	$(1,274)
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive income (loss) before reclassifications	831	(12)	(79)	740
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive income (loss)	$831	$(15)	$(79)	$737
Balance at June 30, 2025	$(662)	$(130)	$29	$(763)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three or six months ended June 30, 2025 and 2024.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2024 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Service cost	$3	$6	$8	$15
Interest cost	21	22	41	42
Expected return on plan assets	(23)	(24)	(45)	(50)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of unrecognized net loss	1	—	1	—
Curtailment/settlement	—	(1)	—	(1)
Net periodic benefit costs - Total	$2	$3	$4	$5

The net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $29 million by year-end 2025.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2024 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 13 million shares of common stock are available for award as of June 30, 2025.

DuPont recognized share-based compensation expense in continuing operations of $20 million for both the three months ended June 30, 2025 and 2024, respectively, and $40 million and $44 million for the six months ended June 30, 2025 and 2024, respectively. The income tax benefits related to stock-based compensation arrangements were $4 million for both the three months ended June 30, 2025 and 2024 and $8 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.

The $20 million and $40 million share-based compensation expense for the three and six months ended June 30, 2025 includes $1 million and $9 million, respectively, recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. Refer to Note 6 for further information.

In the first quarter of 2025, the Company granted 0.9 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $81.62 per RSU and $87.86 per PSU.

In the second quarter of 2025, the Company granted 0.1 million RSUs. The weighted-average fair values per share associated with the grants were $66.65 per RSU.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2025 and December 31, 2024:

Fair Value of Financial Instruments	June 30, 2025				December 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$356	$—	$—	$356	$314	$—	$—	$314
Restricted cash equivalents [1]	42	—	—	42	42	—	—	42
Total cash and restricted cash equivalents	$398	$—	$—	$398	$356	$—	$—	$356
Long-term debt including debt due within one year [2]	$(7,175)	$—	$(126)	$(7,301)	$(7,171)	$14	$(57)	$(7,214)
Derivatives relating to:
Net investment hedge [3]	$—	$36	$—	$36	$—	$137	$—	$137
Foreign currency [4,5]	—	9	(6)	3	—	8	(8)	—
Interest rate swap agreements [6]	—	—	(147)	(147)	—	—	(206)	(206)
Total derivatives	$—	$45	$(153)	$(108)	$—	$145	$(214)	$(69)
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.At June 30, 2025 and December 31, 2024, the balance included unamortized basis adjustment of $47 million and $48 million, respectively, related to the 2022 Swaps, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2025	December 31, 2024
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(619)	$(1,176)
Interest rate swap agreements [2]	$4,150	$4,150
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a gain of $15 million and a loss of $4 million for the three months ended June 30, 2025 and 2024, respectively. There was a gain of $18 million and a loss of $24 million for the six months ended June 30, 2025 and 2024, respectively.

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for the three and six months ended June 30, 2025 was 1 million. Refer to Note 13 for additional details on the partial redemption of the 2038 Notes.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the fixed rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate also based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. At June 30, 2025, the mark-to-market value of the 2024 Swaps is $92 million recorded in “Accrued and other current liabilities” in the interim Consolidated Statements of Operations, and final settlement will depend on movements in interest rates. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as accounting hedges, was a loss of $27 million and a loss of $39 million for the three months ended June 30, 2025 and 2024, respectively. There was a gain of $51 million and a loss of $39 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	June 30, 2025	December 31, 2024
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$356	$314
Derivatives relating to: [2]
Net investment hedge	36	137
Foreign currency contracts [3]	15	23
Total assets at fair value	$407	$474
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	147	206
Foreign currency contracts [3]	12	23
Total liabilities at fair value	$159	$229
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" and "Restricted cash and cash equivalents - noncurrent" in the interim Condensed Consolidated Balance Sheets of $42 million at both June 30, 2025 and December 31, 2024 are deposited in money market funds and represent Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $6 million and zero respectively, for both assets and liabilities as of June 30, 2025. The offsetting counterparty and cash collateral netting amounts were $15 million and zero, respectively, for assets and liabilities as of December 31, 2024.

As part of the Donatelle Plastics Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. As of June 30, 2025, the Company recognized an adjustment of approximately $12 million related to reflect the latest developments in the future achievement of the customer specific revenue being earned. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	June 30, 2025	December 31, 2024
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$28	$40
Total liabilities at fair value	$28	$40

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

The information below reflects the 2025 Segment Realignment structure. Refer to Note 1 for further details.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended June 30,
	2025		2024
(In millions)	ElectronicsCo	IndustrialsCo	ElectronicsCo	IndustrialsCo
Segment net sales	$1,170	$2,087	$1,104	$2,067
Less [1]:
Cost of sales	$632	$1,402	$598	$1,392
Selling, general and administrative expenses	143	234	161	231
Research and development expenses	87	55	78	57
Amortization of intangibles & other segment items [2]	51	91	59	92
Add:
Equity in earnings of nonconsolidated affiliates	$14	$8	$13	$8
Depreciation and amortization [3]	102	196	107	192
Segment operating EBITDA	$373	$509	$328	$495

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Six Months Ended June 30,
	2025		2024
(In millions)	ElectronicsCo	IndustrialsCo	ElectronicsCo	IndustrialsCo
Segment net sales	$2,288	$4,035	$2,088	$4,014
Less [1]:
Cost of sales	$1,219	$2,720	$1,146	$2,728
Selling, general and administrative expenses	274	453	288	454
Research and development expenses	171	107	150	109
Amortization of intangibles & other segment items [2]	106	181	117	184
Add:
Equity in earnings of nonconsolidated affiliates	$23	$12	$23	$17
Depreciation and amortization [3]	205	387	213	378
Segment operating EBITDA	$746	$973	$623	$934
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

Total reportable segment net sales are $3,257 million and $3,171 million for the three months ended June 30, 2025, and 2024, respectively, and $6,323 million and $6,102 million for the six months ended June 30, 2025, and 2024, respectively.

Reconciliation of Segment Operating EBITDA to Income from Continuing Operations Before Income Taxes		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2025	2024	2025	2024
ElectronicsCo segment operating EBITDA		$373	$328	$746	$623
IndustrialsCo segment operating EBITDA		509	495	973	934
Total segment operating EBITDA		$882	$823	$1,719	$1,557
+	Corporate Operating EBITDA [1]	$(23)	$(25)	$(72)	$(77)
-	Depreciation and amortization	296	298	589	589
+	Interest income [2]	17	21	35	41
-	Interest expense [3]	84	99	166	195
+	Non-operating pension/OPEB benefit credits	1	3	4	10
+	Foreign exchange (losses) gains, net	(18)	(4)	(21)	—
+	Significant items charge	(173)	(125)	(1,033)	(184)
Income (loss) from continuing operations before income taxes		$306	$296	$(123)	$563
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby related to the Delrin® Divestiture and other costs not absorbed by reportable segments.
2.The three and six months ended June 30, 2025 excludes accrued interest income earned on employee retention credits. Refer to details of significant items below.
3.The six months ended June 30, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2025	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(2)	$—	$—	$(2)
Acquisition, integration and separation costs [2]	—	—	(154)	(154)
Interest rate swap mark-to-market loss [3]	—	—	(27)	(27)
Other benefits (credits), net [4]	—	7	3	10
Total	$(2)	$7	$(178)	$(173)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Intended Electronics Separation.
3. Includes the non-cash mark-to-market net loss related to the 2022 Swaps and 2024 Swaps and net interest settlement loss related to the 2022 Swaps. See Note 19 for additional information.
4. Reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($12 million pre-tax) and accrued interest earned on employee retention credits ($3 million pre-tax), offset by legal costs within the IndustrialsCo segment associated with a pending intellectual property matter ($5 million pre-tax).

Significant Items by Segment for the Three Months Ended June 30, 2024	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$4	$(16)	$4	$(8)
Inventory write-offs [2]	—	1	—	1
Acquisition, integration and separation costs [3]	—	(3)	(2)	(5)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market loss [5]	—	—	(39)	(39)
Total	$4	$(18)	$(111)	$(125)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects an adjustment to raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the IndustrialsCo segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition and the Intended Electronics Separation.
4. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
5. Includes the mark-to-market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 19 for further details.

Significant Items by Segment for the Six Months Ended June 30, 2025	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(7)	$(12)	$(30)	$(49)
Acquisition, integration and separation costs [2]	—	1	(280)	(279)
Goodwill impairment charge [3]	—	(768)	—	(768)
Interest rate swap mark-to-market gain [4]	—	—	50	50
Other benefits (credits), net [5]	—	7	6	13
Total	$(7)	$(772)	$(254)	$(1,033)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Intended Electronics Separation and Spectrum Integration.
3. Reflects a non-cash goodwill impairment related to the Aramids reporting unit within the IndustrialsCo Segment. See Note 12 for additional information.
4. Includes the non-cash mark-to-market gain(loss) related to the 2022 Swaps and 2024 Swaps. The six months ended June 30, 2025 also includes, interest settlement loss related to the 2022 Swaps and basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in interest expense). See Note 19 for additional information.
5. Reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($12 million pre-tax) and accrued interest earned on employee retention credits ($6 million pre-tax), offset by legal costs within the IndustrialsCo segment associated with a pending intellectual property matter ($5 million pre-tax).

Significant Items by Segment for the Six Months Ended June 30, 2024	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(4)	$(38)	$(5)	$(47)
Inventory write-offs [2]	—	(24)	—	(24)
Acquisition, integration and separation costs [3]	—	(6)	(2)	(8)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market loss [5]	—	—	(39)	(39)
Income tax items [6]	—	—	8	8
Total	$(4)	$(68)	$(112)	$(184)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects raw material inventory write-offs recorded in “Cost of Sales” in connection with restructuring actions related to plant line closures within the IndustrialsCo segment.
3. Acquisition, integration and separation costs related to the Spectrum Acquisition and the Intended Electronics Separation.
4. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
5. Includes the mark-to-market loss related to the 2022 Swaps and 2024 Swaps. Refer to Note 19 for further details.
6. Reflects the impact of an international tax audit.

Segment and Corporate Information	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
As of June 30, 2025
Assets of continuing operations	$13,800	$19,041	$3,718	$36,559
Investment in nonconsolidated affiliates	405	280	106	791
As of December 31, 2024
Assets of continuing operations	$13,599	$19,345	$3,692	$36,636
Investment in nonconsolidated affiliates	382	278	118	778

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
ElectronicsCo	$70	$43	$121	$83
IndustrialsCo	80	62	132	116
Segment totals	$150	$105	$253	$199
Accrual to cash adjustment [1]	(34)	(3)	112	110
Total	$116	$102	$365	$309
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

As of June 30, 2025, the Company has $2.0 billion of working capital and approximately $1.8 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

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

Recent Developments
New Jersey Settlement Agreement
On August 3, 2025, DuPont together with Chemours and Corteva agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. The NJ Settlement is subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”). See Note 14 to the interim Consolidated Financial Statement for additional information.

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

Dividends
On June 25, 2025, the Board of Directors declared a third quarter 2025 dividend of $0.41 per share, payable on September 15, 2025, to shareholders of record on August 29, 2025.

On April 29, 2025, the Company announced that its Board of Directors declared a second quarter 2025 dividend of $0.41 per share which was paid on June 16, 2025, to shareholders of record on May 30, 2025.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net sales	$3,257	$3,171	$6,323	$6,102

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
ElectronicsCo	(2)%	—%	8%	—%	6%	(2)%	—%	12%	—%	10%
IndustrialsCo	(1)	—	2	—	1	(1)	—	2	—	1
Total	(2)%	1%	4%	—%	3%	(1)%	—%	5%	—%	4%
U.S. & Canada	(1)%	—%	2%	1%	2%	(1)%	—%	1%	1%	1%
EMEA [1]	(1)	2	3	1	5	(1)	(1)	4	1	3
Asia Pacific	(2)	1	6	(1)	4	(2)	—	10	(2)	6
Latin America	(3)	—	(7)	—	(10)	(3)	—	(1)	—	(4)
Total	(2)%	1%	4%	—%	3%	(1)%	—%	5%	—%	4%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended June 30, 2025 of $3.3 billion, up 3 percent from $3.2 billion for the three months ended June 30, 2024, due to a 4 percent increase in volume and a 1 percent favorable currency impact partially offset by a 2 percent decrease in local price and product mix. The volume increase was primarily driven by ElectronicsCo (up 8 percent). Local price and product mix declined in ElectronicsCo (down 2 percent) and IndustrialsCo (down 1 percent).

Net sales for the six months ended June 30, 2025 were 6.3 billion, up 4 percent from $6.1 billion for the six months ended June 30, 2024, due to a 5 percent increase in volume partially offset by a 1 percent decrease in local price and product mix. The volume increase was primarily driven by ElectronicsCo (up 12 percent). Local price and product mix declined in ElectronicsCo (down 2 percent) and IndustrialsCo (down 1 percent).

Cost of Sales
Cost of sales remained flat at $2.0 billion for both the three months ended June 30, 2025 and 2024. Cost of sales as a percentage of net sales also remained flat at 63 percent for both the three months ended June 30, 2025 and 2024.

Cost of sales was $4.0 billion for the six months ended June 30, 2025, up slightly from $3.9 billion for the six months ended June 30, 2024. Cost of sales increased for the six months ended June 30, 2025 primarily due to increased sales volume.

Cost of sales as a percentage of net sales for the six months ended June 30, 2025 was 63 percent compared with 64 percent for the six months ended June 30, 2024. The decrease as a percentage of sales for the six months ended June 30, 2025 compared to the prior period was primarily due to lower raw material costs.

Research and Development Expenses ("R&D")
R&D expenses totaled $142 million in the second quarter of 2025, up from $134 million in the second quarter of 2024. R&D as a percentage of net sales was consistent period over period at 4 percent for the three months ended June 30, 2025 and 2024.

R&D expenses totaled $279 million in the first six months of 2025, up from $259 million in the first six months of 2024. R&D as a percentage of net sales was consistent period over period at 4 percent for the six months ended June 30, 2025 and 2024.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $405 million in the second quarter of 2025, down from $418 million in the second quarter of 2024. SG&A as a percentage of net sales remained relatively consistent at 12 percent and 13 percent for the three months ended June 30, 2025 and 2024, respectively. The decrease for the three months ended June 30, 2025 as compared with the same period of the prior year was primarily due to a decrease in legal expenses.

For the first six months of 2025, SG&A expenses were $774 million, down from $802 million in the first six months of 2024. SG&A as a percentage of net sales decreased period over period at 12 percent and 13 percent for the six months ended June 30, 2025 and 2024, respectively. The decrease for the six months ended June 30, 2025 as compared with the same period of the prior year was primarily due to lower legal and personnel-related expenses.

Amortization of Intangibles
Amortization of intangibles was $140 million in the second quarter of 2025, down from $151 million in the second quarter of 2024. In the first six months of 2025, amortization of intangibles was $286 million, down from $300 million in the same period of the prior year. The decrease for the three and six months ended June 30, 2025 as compared with the same periods of the prior year was primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $2 million in the second quarter of 2025, down from $8 million charges in the second quarter of 2024. In the first six months of 2025, restructuring and asset-related charges - net were $49 million, up from $47 million charges in the same period last year. The activity for the three and six months ended June 30, 2025 primarily related to the Transformational Separation-Related Restructuring Program. The activity for the three and six months ended June 30, 2024 primarily related to the 2023-2024 Restructuring Program. See Note 6 to the interim Consolidated Financial Statements for additional information.

Goodwill Impairment Charges
For the three months ended June 30, 2025 there were no goodwill impairment charges, while goodwill impairment charges for the six months ended June 30, 2025 of $768 million related to the IndustrialsCo segment. For the three and six months ended June 30, 2024 there were no goodwill impairment charges. See Note 12 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $154 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $279 million and $8 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, these costs were associated with the Intended Electronics Separation, while the three and six months ended June 30, 2024 were primarily associated with the Spectrum Acquisition.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $30 million in the second quarter of 2025, up from $23 million in the second quarter of 2024. In the first six months of 2025, the Company's share of earnings of nonconsolidated affiliates was $29 million, down from $35 million in the first six months of 2024. The increase for the three month period is due to a gain from equity earnings of Derby partially offset by lower equity earnings across the remaining affiliates. The decrease for the six month period is due to a loss from equity earnings from Derby and lower equity earnings across all affiliates. See Note 11 to the interim Consolidated Financial Statements for additional information.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) - net in the second quarter of 2025 was $13 million of expense compared with $87 million of expense in the second quarter of 2024. Interest rate swap loss was $27 million and $39 million for the three months ended June 30, 2025 and 2024, respectively, and included mark-to-market adjustments. Interest income was $20 million and $21 million for the three months ended June 30, 2025 and 2024, respectively. The three months ended June 30, 2025 and 2024 included $18 million and a $4 million, respectively, net foreign exchange loss. The three months ended June 30, 2024 included a $74 million loss on debt extinguishment.

In the first six months of 2025, sundry income (expense) - net was income of $88 million compared with an expense of $49 million in the first six months of 2024. The first six months of 2025 included $51 million gain related to interest rate swap activity including mark-to-market adjustments and interest income of $41 million, partially offset by foreign exchange losses of $21 million. The first six months of 2024 included a $74 million loss on debt extinguishment and $39 million loss of interest rate swap mark-to-market adjustments, partially offset by interest income of $41 million.

See Notes 7 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $84 million and $99 million for the three months ended June 30, 2025 and 2024, respectively, and $167 million and $195 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in interest expense from the prior year is primarily due to the absence of interest expense on the partial redemption of $650 million aggregate principal amount of the 2038 notes and the dedesignation of 2022 Swaps. See Note 19 to the interim Consolidated Financial Statements for further detail on the 2022 Swaps.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based, among other factors, on where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2025 was 22.2 percent, compared with an effective tax rate of 40.5 percent for the second quarter of 2024. The lower effective tax rate for the second quarter of 2025 in comparison to the second quarter of 2024 was principally the result of certain discrete tax expenses incurred in the second quarter of 2024, including an international statutory tax settlement for which the Company is partially indemnified. For the first six months of 2025, the effective tax rate on continuing operations was (152.0) percent, compared with 36.2 percent for the first six months of 2024. The decrease of the effective tax rates in 2025 thus far was principally the result of a goodwill impairment charge of $768 million in the first quarter 2025, which is not deductible for tax purposes.

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

INDUSTRIALSCO
The IndustrialsCo segment is a leading provider of engineered products and integrated solutions primarily serving medical, including packaging and specialty medical devices, water filtration, worker safety, automotive, including electric vehicles, aerospace and building product end markets. The segment satisfies the growing needs of our customers and delivers solutions that make life safer and healthier. By uniting market-driven innovation with the strength of highly regarded brands, the segment strives to bring new products and solutions to solve customers' needs on a global scale. On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle Plastics"), (the "Donatelle Plastics Acquisition") and is included within this segment.

IndustrialsCo	Three Months Ended		Six Months Ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$2,087	$2,067	$4,035	$4,014
Operating EBITDA	$509	$495	$973	$934
Equity in earnings of nonconsolidated affiliates	$8	$8	$12	$17

IndustrialsCo	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2025	June 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	—	—
Volume	2	2
Portfolio & other	—	—
Total	1%	1%

IndustrialsCo net sales were $2,087 million for the three months ended June 30, 2025, up 1 percent compared to $2,067 million for the three months ended June 30, 2024. Net sales increased due to a 2 percent increase in volume offset by a 1 percent decrease in local price and product mix. Volume gains in Healthcare & Water Technologies were partially offset by a volume decline in Diversified Industrials. Healthcare & Water Technologies volume gains were driven by growth for medical packaging and biopharma and continued strength in reverse osmosis. Within Diversified Industrials, volume declines were primarily due to weak demand in the construction end-markets. The decline in local price and product mix is within Diversified Industrials. Portfolio was flat reflecting sales activity associated with the acquisition of Donatelle which closed in July 2024, offset by the exit of a Tedlar® photovoltaic product line beginning in the fourth quarter of 2024.

Operating EBITDA was $509 million for the three months ended June 30, 2025, up 3 percent compared with $495 million for the three months ended June 30, 2024, primarily due to the impact of volume growth and increased productivity, partially offset by lower pricing.

IndustrialsCo net sales were $4,035 million for the six months ended June 30, 2025, up 1 percent compared to $4,014 million for the six months ended June 30, 2024. Net sales increased due to a 2 percent increase in volume offset by a 1 percent decrease in local price and product mix. Volume gains in Healthcare & Water Technologies were partially offset by a volume decline in Diversified Industrials. Healthcare & Water Technologies volume gains were driven by growth for medical packaging and biopharma and strength in reverse osmosis. Within Diversified Industrials, volume declines were primarily due to declines in construction and automotive end-markets. The decline in local price and product mix is within Diversified Industrials. Portfolio was flat reflecting sales activity associated with the acquisition of Donatelle which closed in July 2024, offset by the exit of a Tedlar® photovoltaic product line beginning in the fourth quarter of 2024.

Operating EBITDA was $973 million for the six months ended June 30, 2025, up 4 percent compared with $934 million for the six months ended June 30, 2024, primarily due to the impact of volume growth and productivity and savings from prior year restructuring actions, partially offset by lower pricing.

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

ElectronicsCo	Three Months Ended		Six Months Ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$1,170	$1,104	$2,288	$2,088
Operating EBITDA	$373	$328	$746	$623
Equity in earnings of nonconsolidated affiliates	$14	$13	$23	$23

ElectronicsCo	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2025	June 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(2)%	(2)%
Currency	—	—
Volume	8	12
Portfolio & other	—	—
Total	6%	10%

ElectronicsCo net sales were $1,170 million for the three months ended June 30, 2025, up 6 percent from $1,104 million for the three months ended June 30, 2024. Net sales increased due to an 8 percent increase in volume, partially offset by a 2 percent decrease in local price and product mix. Volume growth in Interconnect Solutions was driven by continued broad-based demand, volume gains from AI-driven technology ramps, and benefits from content and share gains primarily in advanced packaging and thermal management. Within Semiconductor Technologies, volume gains were driven by end-market demand, primarily due to advanced nodes and AI technology applications. Lower local price and product mix primarily due to product mix across both businesses.

Operating EBITDA was $373 million for the three months ended June 30, 2025, up 14 percent compared with $328 million for the three months ended June 30, 2024, primarily due to volume growth and lower legal costs, partially offset by strategic growth investments to support advanced node transitions and AI technology ramps.

ElectronicsCo net sales were $2,288 million for the six months ended June 30, 2025, up 10 percent from $2,088 million for the six months ended June 30, 2024. Net sales increased due to a 12 percent increase in volume, partially offset by a 2 percent decrease in local price and product mix. Volume growth in Interconnect Solutions was driven by continued broad-based demand, volume gains from AI-driven technology ramps, and benefits from content and share gains primarily in advanced packaging and thermal management, laminates and metallization. Within Semiconductor Technologies, volume gains were driven by end-market demand, primarily due to advanced nodes, AI technology applications and increased demand in China. Lower local price and product mix primarily due to product mix across both businesses.

Operating EBITDA was $746 million for the six months ended June 30, 2025, up 20 percent compared with $623 million for the six months ended June 30, 2024, primarily due to volume growth and lower legal costs, partially offset by strategic growth investments to support advanced node transitions and AI technology ramps.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2024 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the six months ended June 30, 2025.

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

In millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,837	$1,850
Total debt	$7,175	$7,171

The Company's cash and cash equivalents at June 30, 2025 and December 31, 2024 were $1.8 billion and $1.9 billion, respectively, of which approximately $1.1 billion at both June 30, 2025 and December 31, 2024, were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Due to the Intended Electronics Separation, the Company reevaluated its permanent reinvestment assertion and determined that certain foreign earnings would be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at June 30, 2025 and December 31, 2024 was $7,175 million and $7,171 million, respectively.

As of June 30, 2025, the Company is contractually obligated to make future cash payments of $7.3 billion and $3.9 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $1.9 billion will be due in the next twelve months. The Company may address the maturity with cash on hand, issuance of commercial paper, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $318 million will be due in the next twelve months, and the remainder will be due subsequent to June 30, 2026. The majority of interest obligations will be due in 2030 or later.

In relation to the Company’s 2024 fixed-to-floating interest rate swap agreements, there is a mandatory early termination date of December 15, 2025. The mark-to-market value on these swaps at June 30, 2025 is $92 million recorded in “Accrued and other current liabilities” in the interim Consolidated Statements of Operations. The final settlement amount will depend on movements in interest rates. Refer to Note 19 to the Consolidated Financial Statements for more information on the Company’s interest rate swap agreements.

Capital Structure Actions
In connection with the Intended Electronics Separation and subject to market conditions, Qnity Electronics, Inc. intends to enter into secured credit facilities, including a senior secured revolving credit facility and a senior secured term loan facility, and issue senior secured and unsecured notes prior to the intended spin-off completion date of November 1, 2025. In addition and also in connection with the Intended Electronics Separation, DuPont is considering potentially repaying, redeeming, repurchasing, or exchanging some or all of its other senior notes, which could include redemptions, tender offers, open market purchases, privately negotiated transactions, or other transactions or a combination of any of them, which will be on pricing terms that are determined at the time of any such transaction. All such intended capital structure transactions will depend on liquidity considerations, contractual and legal restrictions, prevailing market conditions and other factors.

Commercial Paper
During the second quarter of 2025, the Company issued $299 million of commercial paper, which was subsequently repaid during the quarter. As of June 30, 2025, the Company had no commercial paper outstanding.

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the six month period ended June 30, 2025. The new 364-Day Revolving Credit Facility will be used for general corporate purposes.

In May 2025, the Company amended its $2.5 billion 5-year revolving credit facility to extend the maturity date to April 2028. In addition, the amended facility will decrease to $2.0 billion upon the occurrence of the Intended Electronics Separation.

The amended 5-year revolving credit facility is generally expected to remain undrawn and serve as a backstop to the Company's commercial paper and letter of credit issuance. Therefore, the Company expects to reduce its authorized commercial paper program to $2.0 billion upon the occurrence of the Intended Electronics Separation.

New Jersey Settlement Agreement
In connection with the NJ Settlement the Company will incur costs and undertake certain funding obligations. See Note 14 to the interim Consolidated Financial Statement for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At August 1, 2025, DuPont's credit ratings were as follows:

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

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2025, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2025	June 30, 2024
Cash provided by (used for) from continuing operations:
Operating activities	$763	$1,020
Investing activities	$(358)	$(302)
Financing activities	$(390)	$(1,531)
Cash used in discontinued operations	$(72)	$(439)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$44	$(42)

Cash Flows from Operating Activities - Continuing Operations
In the first six months of 2025, cash provided by operating activities of continuing operations was $763 million, compared with $1,020 million in the same period last year. The decrease in cash provided by operating activities of continuing operations is primarily from increase in cash used by net working capital, net impact from changes in variable compensation and transaction cost related to the Intended Electronics Separation partially offset by higher net earnings. Changes in business working capital were primarily driven by higher trade receivables from increased sales, higher inventory based on volume growth partially offset by higher accounts payable resulting from purchases to support higher volumes.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	June 30, 2025	December 31, 2024
In millions (except ratio)
Current assets	$6,850	$6,364
Current liabilities	4,853	4,801
Net working capital	$1,997	$1,563
Current ratio	1.41:1	1.33:1

Cash Flows from Investing Activities - Continuing Operations
In the first six months of 2025, cash used for investing activities of continuing operations was $358 million, compared with $302 million in the first six months of 2024. The increase in cash used for investing activities of continuing operations is primarily attributable to higher capital expenditures.

Cash Flows from Financing Activities - Continuing Operations
In the first six months of 2025, cash used for financing activities of continuing operations was $390 million compared with $1,531 million in the same period last year. The decrease in cash used for financing activities of continuing operations is primarily attributable to the absence of share buyback activities and partial redemption of the 2038 notes in the prior year.

Cash Flows from Discontinued Operations
In the first six months of 2025 cash used from discontinued operations was $72 million compared with $439 million in the same period last year. The cash used from discontinued operations primarily includes MOU activity. Refer to Notes 4 and 14 to the interim Consolidated Financial Statements for additional information.

Dividends
On February 21, 2025, the Board of Directors declared a first quarter 2025 dividend of $0.41 per share, paid on March 17, 2025, to shareholders of record on March 3, 2025.

On April 29, 2025, the Board of Directors declared a second quarter 2025 dividend of $0.41 per share, paid on June 16, 2025, to shareholders of record on May 30, 2025.

On June 25, 2025, the Company announced that its Board declared a third quarter 2025 dividend of $0.41 per share payable on September 15, 2025, to shareholders of record on August 29, 2025.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three intended financial counterparties to repurchase an aggregate of $2 billion of common stock (“$2B ASR Transaction”). In the first quarter of 2024, the $2B ASR Transaction was completed. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completed the $5B Share Buyback Program and the Company's stock repurchase authorization.

In the first quarter 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase and retirement of up to $1 billion of common stock (“the $1B Share Buyback Program”). As described below, the Company repurchased and retired $500 million of common stock under the $1B Share Buyback Program prior to its expiration on June 30, 2025.

In the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of $500 million of common stock (“Q1 24 ASR Transaction”). In the second quarter 2024, the Q1 2024 ASR Transaction was completed. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $29 million by year-end 2025 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the planned separation of the future Electronics company and the future New DuPont company, (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $49 million inception-to-date, consisting of severance and related benefit costs of $40 million and $9 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $40 million at June 30, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $198 million inception-to-date, consisting of severance and related benefit costs of $112 million and asset related charges of $86 million. At June 30, 2025 and December 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $24 million and $47 million, respectively, for severance and related benefit costs, recognized in “Accrued and other current liabilities” in the interim Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $24 million in “Cost of Sales” within the interim Consolidated Statements of Operations for the six months ended June 30, 2025. The Company expects the program to be substantially complete by the end of 2024.

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

As of June 30, 2025, the Company's Executive Chairman (Principal Executive Officer (PEO)), Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the PEO, CEO and CFO concluded that these disclosure controls and procedures are effective.

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

New Jersey PFAS Directive
On March 25, 2019, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive and Notice to Insurers to a number of companies, including Chemours, DowDuPont, EIDP, and certain DuPont subsidiaries. NJDEP’s allegations relate to former operations of EIDP involving poly- and perfluoroalkyl substances, (“PFAS”), including PFOA and PFOA- replacement products. The NJDEP seeks past and future costs of investigating, monitoring, testing, treating, and remediating New Jersey’s drinking water and waste systems, private drinking water wells and natural resources including groundwater, surface water, soil, sediments and biota. The Directive seeks certain information as to future costs and information related to the historical uses of PFAS and replacement chemicals including “information ranging from use and discharge of the chemicals through wastewater treatment plants, air emissions, and sales of products containing the chemicals to current development, manufacture, use and release of newer chemicals in the state.” See Note 14 to the interim Consolidated Financial Statements for more information.

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

Ultimately, changes in, and responses to, U.S. trade controls have the potential to reduce the competitiveness of DuPont products and cause sales to decline, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Such risks may be especially exacerbated as they relate to China and Hong Kong, a market that represented approximately 19 percent of the Company’s consolidated net sales for the year ended December 31, 2024.

On April 4, 2025, the Company announced that it was aware of a report that the State Administration for Market Regulation of the People's Republic of China ("SAMR") has initiated an investigation in connection with the Company’s Tyvek® business. On July 22, 2025, SAMR announced it had suspended the antitrust investigation process. DuPont Tyvek® sales to China in full year 2024 were approximately $90 million, less than 1 percent of DuPont’s 2024 consolidated net sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
For the three months ended June 30, 2025, there were no purchases of the Company’s common stock. As described in Management’s Discussion & Analysis, the company repurchased and retired $500 million of common stock under the $1B Share Buyback Program prior to its expiration on June 30, 2025.

See Note 16 to the interim Consolidated Financial Statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The DuPont subsidiaries, or their successors, that are anticipated to be distributing corporations, acquiring corporations, and / or target corporations in the DuPont Internal Separations (each in one or more tax-free spinoffs for United States tax purposes under Section 355 of the Internal Revenue Code and / or tax-free reorganizations for United States tax purposes under Section 368 of the Internal Revenue Code) include the following: DuPont E&I Holding, Inc.; DuPont Electronics, Inc.; DuPont Japan Kabushiki Kaisha; DuPont Specialty Products Kabushiki Kaisha; DDP Specialty Products Japan K.K.; DuPont Performance Products Japan K.K.; DuPont Toray Specialty Materials Kabushiki Kaisha; DuPont Taiwan Ltd; DSP S.A.S.; Specialty Electronic Materials Italy s.r.l.; Specialty Electronic Materials Comércio De Produtos Químicos Do Brasil Ltda.; DDP Specialty Electronic Materials US 9, LLC; DDP Specialty Electronic Materials US, LLC; E&C EMEA Holding BV; SP Holding II ET, Inc.; Laird Technologies (SEA) PTE Limited; Laird Technologies, Inc.; DSP Singapore Holdings Pte. Ltd.; Specialty Electronic Materials Netherlands B.V.; FilmTec Water Netherlands Holding B.V.; FilmTec Corporation; DuPont Electronic Materials CMP, LLC; DuPont Safety & Construction, Inc.; Novus Industrial SpinCo 1, Inc.; FCC Acquisition Corporation; FilmTec Japan Holding Kabushiki Kaisha; FILMTEC WATER SINGAPORE PTE. LTD.; DuPont Diversified Industrials Netherlands Holding 3 B.V.; EKC Advanced Electronics Netherlands BV; Electronics JP Holding 1, Inc.; EKC Electronics France SAS; EKC Advanced Electronics USA 3, LLC; FilmTec SG Holding 1, LLC; DuPont JP Holding 2, Inc.; Electronics JP Holding 3, Inc.; EKC Advanced Electronics USA 4, LLC; EKC Advanced Electronics 1 Japan Kabushiki Kaisha; EKC Advanced Electronics 2 Japan Kabushiki Kaisha; EKC Advanced Electronics 3 Japan Kabushiki Kaisha; Duroptix Materials Kabushiki Kaisha; DuPont Diversified Industrials Italy S.r.l.; EKC Advanced Electronics Italy S.r.l.; FilmTec Water Brasil Ltda; DuPont Diversified Industrials Taiwan, Ltd.; Arrow Japan Kabushiki Kaisha; DuPont - Toray Company, Ltd.; Preparatory TDC Kapton Co., Ltd.; Novus MC 5, Inc.; Specialty Products Netherlands Holding 4 BV; DuPont Specialty Products Asia Holdings B.V.; DDP Specialty Electronic Materials US 1, LLC; SP Taiwan, Inc.; DuPont Specialty Materials Singapore Pte. Ltd.; DuPont Specialty Materials Korea Ltd.; DuPont Specialty Solutions Korea Ltd.; OMEX Overseas Holdings Inc.; FilmTec Water Services Company GmbH; DuPont Gulf FZCO; Arrow Luxembourg S.à r.l.;CEM Investment, Inc.; New Laird Connectivity, Inc.; Specialty Electronic Materials (Thailand) Company Limited; Electronics JP Holding 2, Inc.; Morton International Co., Ltd.; and Advanced Electronics Japan Holding Kabushiki Kaisha.

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
Date: August 5, 2025

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware