Form 10-Q
period 2025-09-30
DuPont de Nemours, Inc.
filed 2025-11-06
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 418,975,324 shares of common stock, $0.01 par value, outstanding at November 4, 2025.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2025

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc.

Overview
DuPont de Nemours, Inc. (“DuPont”) completed the previously announced separation of its Electronics business (the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025 of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Distribution”). As a result, beginning in the fourth quarter of 2025, the financial results of the divested Electronics business will be reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (the “Aramids Divestiture”) to TJC LP, (“TJC”), in return for cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note from TJC in the principal amount of $300 million and a minority equity interest valued at $325 million in the future Arclin holding company that will hold the Arclin global materials business and the Aramids business being divested. The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions and receipt of regulatory approvals. As a result, beginning in the third quarter of 2025, the financial results of the Aramids business being divested are reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

Effective in the first quarter of 2025, in preparation for the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "Q1 2025 Segment Realignment"). As a result, the businesses separated as part of the Electronics Separation are reported separately from the Industrials businesses of DuPont. The Consolidated Financial Statements reflect the two segment reporting structure for all periods presented.

Effective in the fourth quarter of 2025, following the Electronics Separation, the Company realigned its management and reporting structure. This realignment will result in a change in reportable segments which will change the manner in which the Company reports its financial results (the "Q4 2025 Segment Realignment"), creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. The results of operations discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the segment information in the Consolidated Financial Statements, are not reflective of the impact of Q4 2025 Segment Realignment. The Q4 Segment Realignment will be reflected in our 2025 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain statements in this document may be considered forward-looking statements, within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “will”, “would”, “target”, “outlook”, “stabilization”, “confident”, “preliminary”, “initial”, “continue”, “may”, “could”, “project”, “estimate”, “forecast” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to (i) the ability to realize the intended benefits of the Electronics Separation and Distribution, including achievement of the intended tax treatment; contractual allocation to, and assumption by Qnity of certain liabilities, including certain legacy liabilities with respect to PFAS; the possibility of disputes, litigation or unanticipated costs in connection with the Electronics Separation and Distribution; and DuPont's success in achieving its intended post-Electronics Separation capital structure; (ii) the ability to timely effect, if at all, the Aramids Divestiture and the impact of the Aramids Divestiture on DuPont’s balance sheet, financial condition and future results of operations; (iii) risks and costs related to the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva and Chemours, including the outcome of pending or future litigation related to PFAS or PFOA, which includes personal injury claims and natural resource damages claims; the extent and cost of ongoing and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (iv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Electronics Separation, the Aramids Divestiture and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (v) risks and uncertainties that are outside the Company’s control but adversely impact the overall environment in which DuPont, its customers and/or its suppliers operate, including changes in economic, political, regulatory, international trade, geopolitical, military conflicts, capital markets and other external conditions, including pandemics and responsive actions, as well as natural and other disasters or weather-related events; (vi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (vii) the risks and uncertainties associated with continuing or expanding trade disputes or restrictions and responsive actions, new or increased tariffs or export controls including on exports to China of U.S.-regulated products and technology; (viii) other risks to DuPont’s business and operations, including the risk of impairment; (ix) risks and uncertainties in connection with completing the $2 billion share buyback authorization DuPont announced on November 6, 2025, including timelines, associated costs and the possibility the authorization may be suspended or discontinued prior to completion; and (x) other risk factors discussed in DuPont’s most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business or supply chain disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on DuPont’s consolidated financial condition, results of operations, credit rating or liquidity. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. DuPont assumes no obligation to publicly provide revisions or updates to any forward-looking statements whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2025	2024	2025	2024
Net sales	$3,072	$2,862	$8,720	$8,263
Cost of sales	1,877	1,739	5,302	5,107
Research and development expenses	140	127	404	370
Selling, general and administrative expenses	387	368	1,127	1,134
Amortization of intangibles	121	132	375	396
Restructuring and asset related charges - net	20	21	67	56
Acquisition, integration and separation costs	139	43	383	51
Equity in earnings of nonconsolidated affiliates	14	7	30	27
Sundry income (expense) - net	24	200	112	147
Interest expense	99	87	266	282
Income from continuing operations before income taxes	$327	$552	$938	$1,041
Provision for income taxes on continuing operations	19	99	191	288
Income from continuing operations, net of tax	$308	$453	$747	$753
(Loss) income from discontinued operations, net of tax	(415)	12	(1,365)	93
Net (loss) income	$(107)	$465	$(618)	$846
Net income attributable to noncontrolling interests	16	10	35	24
Net (loss) income available for DuPont common stockholders	$(123)	$455	$(653)	$822

Per common share data:
Earnings per common share from continuing operations - basic	$0.70	$1.06	$1.70	$1.74
(Loss) earnings per common share from discontinued operations - basic	(0.99)	0.03	(3.26)	0.22
(Loss) earnings per common share - basic	$(0.29)	$1.09	$(1.56)	$1.96
Earnings per common share from continuing operations - diluted	$0.70	$1.06	$1.70	$1.74
(Loss) earnings per common share from discontinued operations - diluted	(0.99)	0.03	(3.25)	0.22
(Loss) earnings per common share - diluted	$(0.29)	$1.08	$(1.56)	$1.96

Weighted-average common shares outstanding - basic	419.0	417.9	418.8	419.5
Weighted-average common shares outstanding - diluted	420.1	419.5	419.9	420.8
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2025	2024	2025	2024
Net (loss) income	$(107)	$465	$(618)	$846
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	(80)	431	765	59
Pension and other post-employment benefit plans	(3)	(16)	(18)	(42)
Derivative instruments	5	(21)	(74)	—
Total other comprehensive (loss) income	$(78)	$394	$673	$17
Comprehensive (loss) income	$(185)	$859	$55	$863
Comprehensive income attributable to noncontrolling interests, net of tax	11	22	43	23
Comprehensive (loss) income attributable to DuPont	$(196)	$837	$12	$840
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,955	$1,843
Restricted cash and cash equivalents	1,830	6
Accounts and notes receivable - net	2,374	2,011
Inventories	1,839	1,729
Prepaid and other current assets	210	161
Assets of discontinued operations	1,813	3,003
Total current assets	$10,021	$8,753
Property, plant and equipment - net of accumulated depreciation (September 30, 2025 - $4,921; December 31, 2024 - $4,585)	5,160	5,014
Other Assets
Goodwill	16,221	15,812
Other intangible assets	4,535	4,833
Restricted cash and cash equivalents - noncurrent	37	36
Investments and noncurrent receivables	866	811
Deferred income tax assets	318	246
Deferred charges and other assets	886	1,131
Total other assets	$22,863	$22,869
Total Assets	$38,044	$36,636
Liabilities and Equity
Current Liabilities
Short-term borrowings	$1,850	$1,848
Accounts payable	1,659	1,577
Income taxes payable	142	199
Accrued and other current liabilities	1,103	988
Liabilities of discontinued operations	251	275
Total current liabilities	$5,005	$4,887
Long-Term Debt	7,049	5,323
Other Noncurrent Liabilities
Deferred income tax liabilities	712	862
Pension and other post-employment benefits - noncurrent	560	517
Other noncurrent obligations	1,377	1,254
Total other noncurrent liabilities	$2,649	$2,633
Total Liabilities	$14,703	$12,843
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2025: 418,867,337 shares; 2024: 417,994,343 shares)	4	4
Additional paid-in capital	47,453	47,922
Accumulated deficit	(23,728)	(23,076)
Accumulated other comprehensive loss	(835)	(1,500)
Total DuPont stockholders' equity	$22,894	$23,350
Noncontrolling interests	447	443
Total equity	$23,341	$23,793
Total Liabilities and Equity	$38,044	$36,636
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2025	2024
Operating Activities
Net (loss) income	$(618)	$846
(Loss) income from discontinued operations	(1,365)	93
Net income from continuing operations	$747	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772	777
Deferred income tax and other tax related items	(25)	(74)
Earnings of nonconsolidated affiliates in excess of dividends received	(30)	(26)
Net periodic pension benefit costs	9	8
Periodic benefit plan contributions	(39)	(49)
Net loss on sales of assets, businesses and investments	—	(5)
Restructuring and asset related charges - net	67	56
Interest rate swap gain	(48)	(152)
Interest rate swap termination	(20)	—
Stock based compensation	43	60
Loss on debt extinguishment	—	74
Other net loss	20	4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(362)	(148)
Inventories	(71)	(84)
Accounts payable	138	110
Other assets and liabilities, net	59	213
Cash provided by operating activities - continuing operations	$1,260	$1,517
Investing Activities
Capital expenditures	(483)	(376)
Acquisitions of property and businesses, net of cash acquired	(61)	(320)
Other investing activities, net	4	13
Cash used for investing activities - continuing operations	$(540)	$(683)
Financing Activities
Proceeds from issuance of long-term debt	1,750	—
Payments on long-term debt	—	(687)
Purchases of common stock and forward contracts	—	(500)
Proceeds from issuance of Company stock	15	43
Employee taxes paid for share-based payment arrangements	(22)	(26)
Distributions to noncontrolling interests	(33)	(18)
Dividends paid to stockholders	(515)	(476)
Qnity financing fees	(32)	—
Other financing activities, net	(8)	(1)
Cash provided by (used for) financing activities - continuing operations	$1,155	$(1,665)
Cash Flows from Discontinued Operations
Cash provided by (used for) operating activities - discontinued operations	81	(229)
Cash used for investing activities - discontinued operations	(39)	(42)
Cash used for financing activities - discontinued operations	(6)	(6)
Cash provided by (used in) discontinued operations	$36	$(277)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,934	$(1,117)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,885	2,796
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	7	7
Cash, cash equivalents and restricted cash at beginning of period	$1,892	$2,803
Cash, cash equivalents and restricted cash from continuing operations, end of period	3,822	1,682
Cash, cash equivalents and restricted cash from discontinued operations, end of period	4	4
Cash, cash equivalents and restricted cash at end of period	$3,826	$1,686
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2025 and 2024

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$4	$48,019	$(23,414)	$(1,274)	$—	$429	$23,764
Net income	—	—	455	—	—	10	465
Other comprehensive income	—	—	—	382	—	12	394
Common stock issued/sold	—	25	—	—	—	—	25
Stock-based compensation	—	16	—	—	—	—	16
Distributions to non-controlling interests	—	—	—	—	—	(4)	(4)
Other	—	(1)	—	—	—	(2)	(3)
Balance at September 30, 2024	$4	$48,059	$(22,959)	$(892)	$—	$445	$24,657

Balance at June 30, 2025	$4	$47,429	$(23,606)	$(763)	$—	$452	$23,516
Net income	—	—	(123)	—	—	16	(107)
Other comprehensive income	—	—	—	(73)	—	(5)	(78)
Common stock issued/sold	—	11	—	—	—	—	11
Stock-based compensation	—	13	—	—	—	—	13
Distributions to non-controlling interests	—	—	—	—	—	(17)	(17)
Other	—	—	1	1	—	1	3
Balance at September 30, 2025	$4	$47,453	$(23,728)	$(835)	$—	$447	$23,341
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2025 and 2024

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
Net income	—	—	822	—	—	24	846
Other comprehensive income (loss)	—	—	—	18	—	(1)	17
Dividends ($1.14 per common share)	—	(476)	—	—	—	—	(476)
Common stock issued/sold	—	43	—	—	—	—	43
Stock-based compensation	—	36	—	—	—	—	36
Distributions to non-controlling interests	—	—	—	—	—	(24)	(24)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(9)	—	—	—	(9)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	—
Other	—	(1)	—	—	—	—	(1)
Balance at September 30, 2024	$4	$48,059	$(22,959)	$(892)	$—	$445	$24,657

Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(653)	—	—	35	(618)
Other comprehensive income	—	—	—	665	—	8	673
Dividends ($1.23 per common share)	—	(515)	—	—	—	—	(515)
Common stock issued/sold	—	15	—	—	—	—	15
Stock-based compensation	—	31	—	—	—	—	31
Distributions to non-controlling interests	—	—	—	—	—	(39)	(39)
Other	—	—	1	—	—	—	1
Balance at September 30, 2025	$4	$47,453	$(23,728)	$(835)	$—	$447	$23,341
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

Effective in the first quarter of 2025, in light of the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "Q1 2025 Segment Realignment"). As a result, commencing with the first quarter of 2025, the businesses separated as part of the Electronics Separation are reported separately from the Industrials businesses of DuPont. The Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

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

Qnity Spin-Off
Subsequent to the quarter ended September 30, 2025, on November 1, 2025, DuPont completed the previously announced separation of its Electronics business, which includes its semiconductor technologies and interconnect solutions businesses, into an independent public company, Qnity Electronics, Inc. (“Qnity”), (the "Qnity Spin-Off"). As a result, beginning in the fourth quarter of 2025, Qnity's financial results will be reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

The ElectronicsCo segment remains in continuing operations for all periods presented in this Form 10-Q.

See Note 22 for more information.

Aramids Divestiture
On August 29, 2025, DuPont entered into a transaction agreement to sell the Company’s Aramids business. See Note 4 for more information.

The interim Condensed Consolidated Balance Sheets of DuPont as of September 30, 2025 and December 31, 2024, present the Aramids business as discontinued operations. The interim Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 and the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, present the financial results and cash flows of the Aramids business as discontinued operations. The comprehensive income of Aramids business has not been segregated and is included in the interim Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of the Aramids business.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures have been implemented as required for the three and nine months ended September 30, 2025 and 2024. See Note 21 for more information.

Accounting Guidance Issued But Not Adopted at September 30, 2025
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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) to modernize the accounting for internal-use software costs and improve operability of the guidance across different software development project stages. The amendments in ASU 2025-06 are effective for the Company’s 2028 annual and quarterly reports; however, early adoption is permitted. The amendments can be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - ACQUISITIONS
Sinochem Acquisition
On September 29, 2025, DuPont signed an agreement to acquire Sinochem (Ningbo) RO Memtech Co., Ltd. ("Sinochem"). Sinochem is a reverse osmosis manufacturer in China and the Asia Pacific region, (the “Sinochem Acquisition”). A $56 million prepayment, paid with existing cash balances, was executed in September which is reflected within “Prepaid and other current assets” in the interim Condensed Consolidated Balance Sheets. The transaction closed on October 10, 2025, subsequent to quarter end and will be part of the Healthcare & Water Technologies segment after the Q4 2025 Segment Realignment.

The Company will apply the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” to the Sinochem Acquisition which requires that the Sinochem assets acquired and liabilities assumed be recognized on the Company’s balance sheet at their respective fair values as of the acquisition date. The Company expects to complete the preliminary purchase price allocation for the business combination during the fourth quarter of 2025. Due to the timing of the acquisition, as of the date of issuance of these interim Consolidated Financial Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Sinochem assets acquired and liabilities assumed.

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

The purchase accounting and purchase price allocation for Donatelle Plastics are complete. The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase allocation is considered final. The fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total assets of $268 million and total liabilities of $17 million. The goodwill acquired as part of the Donatelle Plastics Acquisition was $114 million resulting in total net consideration of $365 million. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory.

The significant fair value estimates included in the allocation of purchase price are discussed below.

Other Intangible Assets
Other intangible assets with definite lives primarily include customer relationships of $151 million and developed technology of $47 million. Customer relationships and developed technology have useful lives of 20 years and 15 years, respectively. The customer-related intangible assets' estimated fair value was determined using the multi-period excess earnings method while the developed technology fair values were determined utilizing the relief from royalty method.

Goodwill
The excess of the consideration for Donatelle Plastics over the net fair value of assets acquired and liabilities assumed resulted in the provisional recognition of $114 million of goodwill, which has been assigned to the IndustrialsCo segment. Goodwill is primarily attributable to the optimization of the combined Healthcare & Water Technologies business within IndustrialsCo segment and Donatelle Plastics businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. The goodwill associated with the acquisition of Donatelle Plastics is deductible for U.S. tax purposes.

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

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. The Company recognized an adjustment to reflect the latest developments in the future achievement of the customer specific revenue being earned. For the three and nine months ended September 30, 2025, this adjustment resulted in a benefit of $7 million and $19 million, respectively, reflected in "Sundry income (expense) - net" within the interim Consolidated Statements of Operations. The fair value of the contingent earn-out liability at September 30, 2025 and December 31, 2024 was $21 million and $40 million, respectively, reflected in “Other noncurrent obligations” on the interim Condensed Consolidated Balance Sheets.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Donatelle Plastics was not considered a material business combination for purposes of disclosing either the earnings of Donatelle Plastics since the date of acquisition or supplemental pro forma information.

NOTE 4 - DIVESTITURES
Aramids Divestiture
On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (Kevlar® and Nomex®), (the "Aramids Business") to TJC LP, (“TJC”), in a transaction for gross consideration of $1.8 billion (the “Aramids Divestiture”). In accordance with the transaction agreement, at the closing of the Aramids Divestiture, DuPont will receive cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, an interest bearing note receivable of $300 million, and a non-controlling common equity interest valued at $325 million, which is expected to represent an approximate 17.5 percent stake at the time of the closing in the future Arclin holding company that will hold the Arclin global materials business and the Aramids Business (the "Equity Consideration"). The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions and receipt of regulatory approvals.

The Company has determined that the Aramids Divestiture meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the Aramids Divestiture are presented as discontinued operations as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales	$343	$330	$1,018	$1,031
Cost of sales	276	259	812	805
Research and development expenses	7	8	22	23
Selling, general and administrative expenses	14	18	49	54
Amortization of intangibles	11	17	43	53
Restructuring and asset related charges - net	52	—	54	12
Goodwill impairment charges	—	—	768	—
Acquisition, integration and separation costs	14	—	49	—
Equity in earnings of nonconsolidated affiliates	9	7	22	22
Sundry income (expense) - net	1	1	3	3
Loss from classification to held for sale	(437)	—	(437)	—
(Loss) income from discontinued operations before income taxes	(458)	36	(1,191)	109
(Benefit from) provision for income taxes on discontinued operations	(86)	7	(72)	22
(Loss) income from discontinued operations, net of tax	(372)	29	(1,119)	87
Net loss from discontinued operations attributable to noncontrolling interests	—	—	(1)	(1)
(Loss) income from discontinued operations attributable to DuPont stockholders, net of tax	$(372)	$29	$(1,118)	$88
During the third quarter of 2025, in connection with the announcement of the Aramids Divestiture and due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on the Aramids reporting unit's equity method investments. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges of $51 million to write-down the value of certain equity method investments. The charge was recognized in “Restructuring and asset related charges-net” in the summarized results of discontinued operations for the three and nine months ended September 30, 2025.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. Included within the fair value estimate calculation was the $300 million note receivable at a fair value of $183 million and the $325 million Equity Consideration. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The Equity Consideration fair value was determined using a contractually agreed-upon value per the transaction agreement. In the quarter ended September 30, 2025, the Company determined that the estimated fair value of the Aramids Business, less costs to sell, was lower than its carrying value and recorded a $437 million loss from classification to held for sale and a corresponding valuation allowance. The valuation allowance was subsequently reduced by the corresponding costs to sell incurred after the signing of the definitive agreement for the Aramids Divestiture. At September 30, 2025, the valuation allowance of $421 million was recorded against the assets held for sale within "Assets of discontinued operations" in the interim Condensed Consolidated Balance Sheets. The Company will revise the estimated fair value, less costs to sell, of the Aramids Business between signing and the expected closing in 2026 to account for factors such as final selling costs, market changes affecting the seller note, currency fluctuations, and the finalization of the allocation of sales proceeds for tax purposes among others and any updates will impact the valuation allowance.

The following table summarizes the major classes of assets and liabilities of the Aramids Divestiture classified as held for sale presented as discontinued operations at September 30, 2025 and December 31, 2024:

In millions	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$4	$7
Accounts and notes receivable - net	243	188
Inventories	445	401
Prepaid and other current assets	15	18
Property, plant and equipment - net	749	754
Goodwill	—	754
Other intangible assets	495	537
Investments and noncurrent receivables	202	269
Deferred income tax assets	32	1
Deferred charges and other assets	49	74
Valuation allowance to adjust assets to estimated fair value less costs to sell	(421)	—
Total assets of discontinued operations	$1,813	$3,003
Liabilities
Accounts payable	$144	$143
Income taxes payable	3	3
Accrued and other current liabilities	51	43
Deferred income tax liabilities	26	53
Pension and other post employment benefits - noncurrent	1	6
Other noncurrent liabilities	26	27
Total liabilities of discontinued operations	$251	$275

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

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $415 million and income of $12 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $1,365 million and income of $93 million for the nine months ended September 30, 2025 and 2024, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Aramids Divestiture [1]	$(372)	$29	$(1,118)	$88
M&M Divestitures [2]	(1)	(9)	(1)	(19)
MOU activity, net [3]	(19)	(9)	(198)	(26)
Indemnification activity - environmental and legal [4]	(12)	(1)	(33)	(6)
Tax related matters [5]	(10)	1	(8)	57
Other	(1)	1	(7)	(1)
(Loss) income from discontinued operations, net of tax [6]	$(415)	$12	$(1,365)	$93
1.The three and nine months ended September 30, 2025 reflects the loss from classification to held for sale of $437 million.
2.Primarily includes Acquisition, integration and separation costs.
3.Includes the activity for the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company. The nine months ended September 30, 2025, includes a charge related to the State of New Jersey legal matters discussed further in Note 14.
4.Primarily related to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between Corteva and EIDP. For additional information on these matters, refer to Note 14.
5.The three and nine months ended September 30, 2024 includes tax indemnification activity associated with divested businesses.
6.The three and nine months ended September 30, 2025 amounts are presented net of tax benefit of $91 million and $114 million, respectively. The three and nine months ended September 30, 2024, amounts are presented net of tax provision of $3 million and $2 million, respectively.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $139 million and $43 million in costs for the three months ended September 30, 2025 and 2024, respectively, and $383 million and $51 million for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, these costs were primarily associated with the Electronics Separation.

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

The net trade revenue table below reflects the Q1 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Healthcare & Water Technologies	$832	$769	$2,412	$2,186
Diversified Industrials	965	946	2,745	2,842
IndustrialsCo	$1,797	$1,715	$5,157	$5,028
Semiconductor Technologies	$692	$639	$1,583	$1,835
Interconnect Solutions	583	508	1,980	1,400
ElectronicsCo	$1,275	$1,147	$3,563	$3,235
Total	$3,072	$2,862	$8,720	$8,263

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
U.S. & Canada	$1,063	$991	$3,027	$2,919
EMEA [1]	490	443	1,403	1,317
Asia Pacific [2]	1,423	1,338	4,020	3,767
Latin America	96	90	270	260
Total	$3,072	$2,862	$8,720	$8,263
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended September 30, 2025 and 2024 were $579 million and $600 million, respectively, while for the nine months ended September 30, 2025 and 2024 net sales attributed to China/Hong Kong were $1,704 million and $1,664 million, respectively.

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

Revenue recognized in the first nine months of 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was insignificant.

Contract Balances	September 30, 2025	December 31, 2024
In millions
Accounts and notes receivable - trade [1]	$1,653	$1,394
Deferred revenue - current [2]	$4	$2
Deferred revenue - noncurrent [3]	$38	$36
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $20 million and $21 million for the three months ended September 30, 2025 and 2024, respectively, and $67 million and $56 million for the nine months ended September 30, 2025 and 2024, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $61 million at September 30, 2025 and $37 million at December 31, 2024, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Restructuring activity primarily consists of the following programs:

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future New DuPont company. The total expected pre-tax restructuring charges under the program, beginning in the first quarter of 2025 and continuing through 2026, are expected to be $100 million. The Company recorded pre-tax restructuring charges of $67 million inception-to-date, consisting of severance and related benefit costs of $52 million, $6 million of asset related charges and $9 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program Charges by Segment	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(In millions)
IndustrialsCo	$12	$22
ElectronicsCo	1	8
Corporate	6	37
Total	$19	$67

The following table summarizes the activities related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2024	$—	$—	$—
Restructuring charges	52	6	58
Adjustments against the reserve	—	(6)	(6)
Cash payments	(5)	—	(5)
Reserve balance at September 30, 2025	$47	$—	$47

Total liabilities related to the Transformational Separation-Related Restructuring Program were $47 million at September 30, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The remaining $9 million at September 30, 2025 is recognized in "Additional paid in capital" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). The Company recorded pre-tax restructuring charges of $174 million inception-to-date, consisting of severance and related benefit costs of $101 million and asset related charges of $73 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $26 million of inventory write-offs in “Cost of Sales” within the interim Consolidated Statements of Operations for the nine months ended September 30, 2024. The inventory write-offs are related to plant line closures within the IndustrialsCo segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 21 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
IndustrialsCo [1]	$1	$23	$2	$48
ElectronicsCo	—	(2)	—	1
Corporate	—	3	(2)	8
Total	$1	$24	$—	$57
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 21 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2024	$36	$—	$36
Restructuring charges	(1)	1	—
Adjustments against the reserve	1	(1)	—
Cash payments	(22)	—	(22)
Reserve balance at September 30, 2025	$14	$—	$14

Total liabilities related to the 2023-2024 Restructuring Program were $14 million at September 30, 2025 and $36 million at December 31, 2024, respectively, recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The program was substantially complete by the end of 2024.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Non-operating pension and other post-employment benefit (costs) credits	$(1)	$3	$2	$12
Interest income [1]	27	14	68	55
Net gain on divestiture and sales of other assets and investments	4	3	4	5
Foreign exchange (losses) gains, net	(11)	(17)	(33)	(17)
Loss on debt extinguishment [2]	—	—	—	(74)
Interest rate swap (loss) gain [3]	(3)	191	48	152
Miscellaneous income (expense) - net [4]	8	6	23	14
Sundry income (expense) - net	$24	$200	$112	$147
1.The three and nine months ended September 30, 2025 and 2024 include interest on cash. Fluctuations in interest income are due to changes in cash balances and/or changes in interest rates. Includes interest income earned on cash received and held in escrow associated with the Qnity Notes of $9 million. Refer to Note 21 for further details.
2.The nine months ended September 30, 2024 reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes.
3.The three months ended September 30, 2025 includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the cash settlement loss on the 2024 Swaps and the interest settlement loss on the 2022 Swaps. The nine months ended September 30, 2025 includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the cash settlement loss on the 2024 swaps and the interest settlement loss on the 2022 Swaps. The three and nine months ended September 30, 2024 includes non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. Refer to Note 19 for further details.
4.The three and nine months ended September 30, 2025, includes a benefit related to adjustments of the Donatelle contingent earn-out liability. Refer to Note 3 for further details.

Cash, Cash Equivalents and Restricted Cash
"Cash, cash equivalents and restricted cash at end of period" in the interim Consolidated Statements of Cash Flows includes the following:

At September 30, 2025 and December 31, 2024, the Company had "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets $1,955 million and $1,843 million, respectively.

At September 30, 2025 and December 31, 2024, the Company had $1,830 million and $6 million, respectively, within “Restricted cash and cash equivalents” in the Consolidated Balance Sheets. In August 2025, Qnity, a wholly-owned subsidiary of DuPont, issued senior secured notes and senior unsecured notes. The gross proceeds were deposited into an escrow account. At September 30, 2025, the Company had approximately $1,825 million recorded within “Restricted cash and cash equivalents" related to Qnity Notes. See Note 13 for further discussion of the Qnity Notes.

At September 30, 2025 and December 31, 2024, the Company also had $37 million and $36 million, respectively, within "Restricted cash and cash equivalents - noncurrent" in the interim Consolidated Balance Sheets. The majority of the balance during both periods is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 14.

Within discontinued operations related to the Aramids Divestiture the Company had $4 million and $7 million within "Cash and cash equivalents" at September 30, 2025 and December 31, 2024, respectively. Additional information can be found in Note 4.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $1,103 million at September 30, 2025 and $988 million at December 31, 2024. Accrued payroll, which is a component of "Accrued and other current liabilities," was $346 million at September 30, 2025 and $365 million at December 31, 2024. No other component of "Accrued and other current liabilities" was more than 5 percent of total current liabilities at September 30, 2025 and at December 31, 2024.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2025 was 5.8 percent, compared with an effective tax rate of 17.9 percent for the third quarter of 2024. The lower effective tax rate for the third quarter of 2025 was principally the result of the release of a valuation allowance on certain tax attributes in connection with the anticipated Aramids Divestiture. For the first nine months of 2025, the effective tax rate on continuing operations was 20.4 percent, compared with 27.7 percent for the first nine months of 2024. The decrease of the effective tax rate in 2025 included the previously mentioned valuation allowance release in comparison to 2024 which included certain discrete tax expenses, including an international statutory tax settlement for which the Company is partially indemnified.

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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three and nine months ended September 30, 2025 and 2024:

Net Income (Loss) for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Income from continuing operations, net of tax	$308	$453	$747	$753
Net income from continuing operations attributable to noncontrolling interests	16	10	35	24
Income from continuing operations attributable to common stockholders	$292	$443	$712	$729
(Loss) income from discontinued operations attributable to common stockholders, net of tax	$(415)	$12	$(1,365)	$93
(Loss) net income attributable to common stockholders	$(123)	$455	$(653)	$822

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2025	2024	2025	2024
Earnings (loss) from continuing operations attributable to common stockholders	$0.70	$1.06	$1.70	$1.74
(Loss) earnings from discontinued operations, net of tax	(0.99)	0.03	(3.26)	0.22
(Loss) earnings attributable to common stockholders [1]	$(0.29)	$1.09	$(1.56)	$1.96

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2025	2024	2025	2024
Earnings (loss) from continuing operations attributable to common stockholders	$0.70	$1.06	$1.70	$1.74
(Loss) earnings discontinued operations, net of tax	(0.99)	0.03	(3.25)	0.22
(Loss) earnings attributable to common stockholders [1]	$(0.29)	$1.08	$(1.56)	$1.96

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2025	2024	2025	2024
Weighted-average common shares - basic	419.0	417.9	418.8	419.5
Plus dilutive effect of equity compensation plans	1.1	1.6	1.1	1.3
Weighted-average common shares - diluted	420.1	419.5	419.9	420.8
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.9	1.0	2.3	1.5
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

NOTE 10 - INVENTORIES

In millions	September 30, 2025	December 31, 2024
Finished goods	$979	$918
Work in process	428	407
Raw materials	320	303
Supplies	112	101
Total inventories	$1,839	$1,729

NOTE 11 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at September 30, 2025 and December 31, 2024 is $536 million and $508 million, respectively.

Sales to nonconsolidated affiliates represented less than 1 percent of total net sales for the three and nine months ended September 30, 2025 and 2024. Purchases from nonconsolidated affiliates represented less than 1 percent for the three and nine months ended September 30, 2025 and 2024. The Company maintained an ownership interest in five nonconsolidated affiliates at September 30, 2025.

Derby Equity Interest and Note Receivable
As a result of the Delrin® Divestiture, on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC, (“Derby”). As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. The Company recorded a loss of $1 million for both the three months ended September 30, 2025 and 2024, and losses of $7 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively, in "Equity in earnings of nonconsolidated affiliates". The amounts related to the Derby equity interest are recorded within Corporate. The carrying values of the equity interest as of September 30, 2025 and December 31, 2024 were $109 million and $117 million, respectively.

The Company recognized non-cash interest income on the Derby Note Receivable of $7 million and $6 million for the three months ended September 30, 2025 and 2024, respectively, and $20 million and $19 million for the nine months ended September 30, 2025 and 2024, respectively. This income was reported in "Sundry income (expense) - net" on the interim Consolidated Statement of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of September 30, 2025 and December 31, 2024 were $261 million and $254 million, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2025 were as follows:

In millions	ElectronicsCo	IndustrialsCo	Total
Balance at December 31, 2024	$8,251	$7,561	$15,812
Currency translation adjustment	61	348	409
Balance at September 30, 2025	$8,312	$7,909	$16,221

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. In connection with the Q1 2025 Segment Realignment, the Company realigned its operating and reportable segments which changed the composition of certain reporting units. During the first quarter 2025, the associated reporting units' goodwill and indefinite-lived intangible assets were assessed for impairment before and after the Q1 2025 Segment Realignment, as described below.

Prior to the Q1 2025 Segment Realignment, the Company performed qualitative testing on five of its reporting units and performed quantitative testing on three of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the five reporting units were less than their carrying values. The Protection reporting unit (aggregation of the Safety and Shelter businesses), formerly within the Water & Protection segment, and the Industrial Solutions reporting unit and the Donatelle Plastics reporting unit, formerly within the Electronics & Industrial segment, were tested by applying the quantitative assessment. The Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified. The estimated fair value of the Protection reporting unit, exceeded its carrying value by approximately five percent. The estimated fair value of the Donatelle Plastics reporting unit exceeded its carrying value by approximately two percent, following the recognition of the goodwill at fair value as of the acquisition date of July 28, 2024.

After the Q1 2025 Segment Realignment, the Company assessed and re-defined certain reporting units, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. The Company performed quantitative testing on all six reporting units. For the quantitative assessments, the Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified except for the Aramids reporting unit (aggregation of the Nomex® and Kevlar®), formerly within the Protection reporting unit in the Water & Protection segment and now presented as discontinued operations.

As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s goodwill and other intangible assets that are heritage EIDP assets, including the Aramids reporting unit. The fair value assessment at the time of the DWDP Merger increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. As a result of the analysis performed after the Q1 2025 Segment Realignment, the Company concluded that the carrying amount of the Aramids reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $768 million. Due to the Aramids Divestiture this charge is now reflected within discontinued operations. The Company’s significant assumptions in the analysis include projected revenue growth, EBITDA margin, weighted average cost of capital and terminal growth rates and projected EBITDA and derived multiples from comparable market transactions for the market approach. As a result of the first quarter 2025 impairment charges, there is no remaining goodwill within the Aramids reporting unit.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,548	$(891)	$657	$1,764	$(1,003)	$761
Trademarks/tradenames	601	(333)	268	601	(304)	297
Customer-related	5,277	(2,457)	2,820	5,413	(2,428)	2,985
Other	28	(9)	19	27	(8)	19
Total other intangible assets with finite lives	$7,454	$(3,690)	$3,764	$7,805	$(3,743)	$4,062
Intangible assets with indefinite lives:
Trademarks/tradenames	771	—	771	771	—	771
Total other intangible assets	$771	$—	$771	$771	$—	$771
Total	$8,225	$(3,690)	$4,535	$8,576	$(3,743)	$4,833

The following table provides the net carrying value of other intangible assets by segment:

Net Intangibles by Segment	September 30, 2025	December 31, 2024
In millions
IndustrialsCo	$3,007	$3,178
ElectronicsCo	1,528	1,655
Total	$4,535	$4,833

Total estimated amortization expense for the remainder of 2025 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2025	$122
2026	$471
2027	$427
2028	$378
2029	$326
2030	$298

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

Long-Term Debt
Long-term debt at September 30, 2025 and December 31, 2024 was $7,049 million and $5,323 million, respectively. At September 30, 2025 and December 31, 2024 the long-term debt balance included an unamortized basis adjustment of $46 million and $48 million, respectively, related to the dedesignation of the Company's interest rate swap agreements. See Note 19 for additional information. Included within long-term debt at September 30, 2025 were the Qnity Notes, described below. Long-term debt due within one year at September 30, 2025 and December 31, 2024 was $1,850 million and $1,848 million, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in “Short-term borrowings” in the interim Condensed Consolidated Balance Sheets.

Qnity Financing
In August 2025, Qnity, a wholly-owned subsidiary of DuPont, issued $1.0 billion aggregate principal amount of 5.750% senior secured notes due 2032 (the “Qnity Secured Notes”) and $750 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the “Qnity Unsecured Notes,” and together with the Secured Notes, the “Qnity Notes”). Qnity also issued and fully allocated a senior secured revolving credit facility for $1.25 billion due 2030 and a senior secured term loan facility for $2.35 billion due 2032 in the third quarter 2025 (the “Qnity Credit Facilities”). The Qnity Credit Facilities became effective immediately prior to the Electronics Separation. Qnity used the net proceeds from the Qnity Notes, together with borrowings under the Credit Facilities and cash on hand, to finance the payment of a cash distribution to DuPont of approximately $4.1 billion, inclusive of financing related fees plus the pre-funded accrued interest deposit in connection with the issuance of notes (and any investment returns thereon). The gross proceeds of the Qnity Notes and the pre-funded accrued interest deposit were held in escrow and presented on the balance sheet as “Restricted cash and cash equivalents”.

Subsequent to the quarter ended September 30, 2025, the gross proceeds held in escrow were released in connection with the completion of the Qnity Spin-Off on November 1, 2025.

See Note 22 for more information.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $608 million at September 30, 2025. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $180 million at September 30, 2025. These letters of credit support commitments made in the ordinary course of business.

Debt Exchange
In September 2025, DuPont announced the commencement, in connection with the contemplated Qnity Spin-Off, of offers to exchange any and all of its outstanding (i) 4.725% Notes due 2028 , (ii) 5.319% Notes due 2038 and (iii) 5.419% Notes due 2048 (respectively, the “2028 Notes”, the “2038 Notes” and the “2048 Notes” and collectively, the “Notes”) for new notes to be issued by DuPont (respectively, the “2028 New Notes”, the “2038 New Notes” and the “2048 New Notes” and collectively the “New Notes”) concurrently with the offers to exchange the Notes for New Notes (collectively, the “Exchange Offers”). DuPont also solicited consents from eligible holders of each series of Notes to adopt certain proposed amendments to the indenture governing the Notes to eliminate substantially all of the restrictive covenants and amend certain other provisions in such indenture with respect to each series of Notes. The Exchange Offers expired on September 30, 2025 with all validly tendered 2028 Notes accepted for exchange, totaling approximately $1.58 billion, representing 70.42% of the outstanding amount. Therefore, sufficient consent was validly obtained on the 2028 Notes, and the proposed amendments were adopted. Sufficient consents to the proposed amendments were not received for the 2038 and 2048 Notes. The exchange offer was subsequently settled in October 2025, see Note 22 for further information.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 130 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days’ notice.

The amount of invoices outstanding under the supplier financing programs as of September 30, 2025 and December 31, 2024 was $68 million and $84 million, respectively, and is recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

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

As of September 30, 2025, the Company has recorded indemnification assets of $137 million within "Accounts and notes receivable - net", $140 million within "Deferred charges and other assets" and indemnification liabilities of $172 million within "Accrued and other current liabilities",$236 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company has recorded indemnification assets of $28 million within "Accounts and notes receivable - net", $298 million within "Deferred charges and other assets", indemnified liabilities of $178 million within "Accrued and other current liabilities" and $237 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, beginning in Q2 2025, the Company recognized a liability, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below. As of September 30, 2025 the balance of this liability is $181 million.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to an MOU limit of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At September 30, 2025, the Company had paid Qualified Spend of approximately $665 million against its portion of the $2 billion MOU limit. In August 2025, Chemours, Corteva and DuPont have agreed to count the net present value of the settlement under the proposed Judicial Consent Order with the State of New Jersey, as discussed further below, against the $4 billion MOU limit. In addition, the parties agreed that relevant insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at September 30, 2025 are reflected in "Restricted cash and cash equivalents - noncurrent" on the interim Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva each bear 50 percent of the first $300 million ($150 million) of total Indemnifiable Losses related to PFAS Stray Liabilities. In 2023, the companies met their respective $150 million threshold and as a result the Company bears 71 percent of Indemnifiable Losses related to PFAS Stray Liabilities and Corteva bears 29 percent. At September 30, 2025, DuPont has accrued for future Qualified Spend and Indemnifiable Losses related to PFAS Stray Liabilities accordingly.

The $150 million of Indemnifiable Losses incurred for PFAS Stray Liabilities has been credited against each company’s $200 million threshold. Corteva has met its $200 million threshold. As a result, until the Company meets its $200 million threshold, it is responsible for managing the Non-PFAS Stray Liabilities, excluding Specified Spend Non-PFAS Liabilities for which Corteva has not reached its specified spend amount, and is bearing all Indemnifiable Losses associated with such Non-PFAS Stray Liabilities. DuPont met its $200 million threshold by December 31, 2024 and as a result the Company now bears 71 percent and Corteva now bears 29 percent of Indemnifiable Losses related to Non-PFAS Stray Liabilities. At September 30, 2025, the Company has accrued for future Indemnifiable Losses related to Non-PFAS Stray Liabilities, including Specified Spend Non-PFAS Liabilities, accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	September 30, 2025	December 31, 2024	Balance Sheet Classification
Current indemnification liabilities	$92	$99	Accrued and other current liabilities
Long-term indemnification liabilities	124	123	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$216	$222
1.As of September 30, 2025 and December 31, 2024, total indemnification liabilities accrued include $120 million and $128 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the State of New Jersey matters discussed further below.

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

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. The settlement will become effective and payable, upon resolution of the appeals process and entry of final judgment by the court. Consistent with the MOU, DuPont's share of the settlement will be approximately $39 million, which is accrued for as of September 30, 2025.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. As a result, upon the above described settlement with the State of Ohio reached in November 2023 becoming effective, a Supplemental Payment will be owed to the State of Delaware and paid in accordance to the terms of the MOU. The Company has accrued $9 million as of September 30, 2025, related to the Supplemental Payment.

As of September 30, 2025, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

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

In August 2025, to ensure efficient management of the docket and proper vetting of claims the court entered a case management order that, among other things: (1) indefinitely postponed the bellwether trial that was scheduled for October 20, 2025; and (2) required lead plaintiffs’ counsel to file in the AFFF MDL all of the unfiled cases on their client roster within 21 days. The court also entered a “channeling order” that states AFFF and other PFAS are so intermingled in the environment that virtually any case alleging personal injury from PFAS necessarily raises the question of whether the claimant was also exposed to AFFF, which should provide a basis for federal court jurisdiction. The channeling order therefore requests the JPML transfer such cases to the AFFF MDL for efficient administration. As anticipated, these orders have resulted in a substantial number of new matters being filed into the AFFF MDL. Consolidating personal injury cases into the AFFF MDL, rather than allowing them to proceed in diverse jurisdictions, allows for the Company to more effectively manage this docket.

At September 30, 2025, there are approximately 10,000 personal injury cases filed in the AFFF MDL. Many of the personal injury cases have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. Defendants will continue to review the docket and will move to dismiss claims that do not allege one of the identified health conditions. Defendants also continue to engage in discussions with a mediator in connection with these cases.

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

In August 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. Subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”), the Settlement will also resolve legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the 2021 binding MOU between Chemours, Corteva and DuPont. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. Accordingly, DuPont recorded a pre-tax charge in June 2025 of $177 million, reflected as discontinued operations in the Company's Consolidated Statement of Operations, reflecting the net present value, using an 8 percent discount rate, of $311 million which is estimated to be the Company’s share of the cash payment in accordance with the MOU. DuPont has recorded interest accretion of $4 million for the three and nine months ended September 30, 2025, resulting in a liability of $181 million as of September 30, 2025. The first of the scheduled annual payments will be due within 30 days of the date the Judicial Consent Order (“JCO”) is entered by the NJ Court, but no earlier than January 31, 2026. At September 30, 2025, $61 million is recorded in "Accrued and other current liabilities" and the remaining $120 million is recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The Company intends to utilize the $35 million within the MOU Escrow Account for the first settlement payment in 2026. The parties have the right to prepay Settlement amounts at the discount rate set forth in the NJ Settlement agreement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below.

The NJ Settlement is subject to a public notice and comment period which closed on November 1, 2025. The Court will hold a hearing for final approval of the settlement on January 8, 2026. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at September 30, 2025. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of September 30, 2025, the Company has liabilities of $20 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

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

At September 30, 2025, the Company had accrued obligations of $265 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	September 30, 2025	December 31, 2024	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$40	$45	$112

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow and Corteva [2]	82	83	177
MOU related obligations (discussed above) [3]	142	146	26
Other environmental indemnifications	1	1	3
Total environmental related liabilities	$265	$275	$318
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued, as of September 30, 2025.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva for certain clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 15 - OPERATING LEASES
The lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Operating lease costs	$25	$29	$77	$88

Operating cash flows used for operating leases were $76 million and $84 million for the nine months ended September 30, 2025 and 2024, respectively.

New operating lease assets and liabilities entered into during the nine months ended September 30, 2025 and 2024, were $31 million and $42 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$352	$372
Current operating lease liabilities [2]	76	79
Noncurrent operating lease liabilities [3]	285	301
Total operating lease liabilities	$361	$380
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

Lease Term and Discount Rate for Operating Leases	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	7.2	7.4
Weighted average discount rate	3.76%	3.70%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at September 30, 2025	Operating Leases
In millions
Remainder of 2025	$23
2026	82
2027	66
2028	48
2029	37
2030 and thereafter	155
Total lease payments	$411
Less: Interest	50
Present value of lease liabilities	$361

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

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of zero and $9 million as a reduction to retained earnings for the three and nine months ended September 30, 2024, respectively. There was no excise tax recorded for the three and nine months ended September 30, 2025. The recorded excise tax is reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the interim Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2025 and 2024:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2024
Balance at January 1, 2024	$(931)	$(55)	$76	$(910)
Other comprehensive (loss) income before reclassifications	60	(41)	—	19
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive income (loss)	$60	$(42)	$—	$18
Balance at September 30, 2024	$(871)	$(97)	$76	$(892)
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive income (loss) before reclassifications	757	(23)	(74)	660
Amounts reclassified from accumulated other comprehensive loss	—	5	—	5
Net other comprehensive income (loss)	$757	$(18)	$(74)	$665
Balance at September 30, 2025	$(736)	$(133)	$34	$(835)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three or nine months ended September 30, 2025 and 2024.

NOTE 17 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2024 Annual Report.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Service cost [1]	$4	$6	$12	$21
Interest cost [2]	22	20	63	62
Expected return on plan assets [3]	(23)	(25)	(68)	(75)
Amortization of prior service credit [4]	(1)	(1)	(2)	(2)
Amortization of unrecognized net loss [5]	—	—	1	—
Curtailment/settlement [6]	3	2	3	1
Net periodic benefit costs - Total	$5	$2	$9	$7
Less: Net periodic benefit credits - Discontinued operations	—	(1)	—	(1)
Net periodic benefit costs - Continuing operations	$5	$3	$9	$8
1.The service cost from continuing operations was $4 million and $11 million for the three and nine months ended September 30, 2025, respectively, compared with $6 million and $20 million for the three and nine months ended September 30, 2024, respectively.
2. The interest cost from continuing operations was $22 million and $62 million for the three and nine months ended September 30, 2025, respectively, compared with $20 million and $61 million for the three and nine months ended September 30, 2024, respectively.
3. The expected return on plan assets from continuing operations was $23 million and $67 million for the three and nine months ended September 30, 2025, respectively, compared with $24 million and $73 million for the three and nine months ended September 30, 2024, respectively.
4. The amortization of prior service credit from continuing operations was $1 million for both the three and nine months ended September 30, 2025, compared with a credit of $1 million for both the three and nine months ended September 30, 2024.
5. The amortization of unrecognized net loss from continuing operations was less than a million and $1 million for the three and nine months ended September 30, 2025, respectively, compared with an immaterial gain for the three and nine months ended September 30, 2024.
6. The curtailment and settlement loss from continuing operations was $3 million the three and nine months ended September 30, 2025, compared with a loss of $2 million and $1 million for the three and nine months ended September 30, 2024, respectively.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $17 million by year-end 2025, including plans held in discontinued operations.

NOTE 18 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2024 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 Plan") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, or any combination of the foregoing. Under the 2020 Plan, a maximum of 13 million shares of common stock are available for award as of September 30, 2025.

DuPont recognized share-based compensation expense in continuing operations of $13 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $52 million and $60 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $4 million for the three months ended September 30, 2025 and 2024 and $11 million and $13 million for the nine months ended September 30, 2025 and 2024, respectively.

The $52 million of share-based compensation expense for the nine months ended September 30, 2025 includes $9 million, respectively, recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. Refer to Note 6 for further information.

In the first quarter of 2025, the Company granted 0.9 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $81.62 per RSU and $87.86 per PSU.

In the second quarter of 2025, the Company granted 0.1 million RSUs. The weighted-average fair values per share associated with the grants were $66.65 per RSU.

There was minimal activity in the third quarter of 2025.

NOTE 19 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2025 and December 31, 2024:

Fair Value of Financial Instruments	September 30, 2025				December 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$265	$—	$—	$265	$314	$—	$—	$314
Restricted cash equivalents [1]	1,867	—	—	1,867	42	—	—	42
Total cash and restricted cash equivalents	$2,132	$—	$—	$2,132	$356	$—	$—	$356
Long-term debt including debt due within one year [2]	$(8,899)	$28	$(132)	$(9,003)	$(7,171)	$14	$(57)	$(7,214)
Derivatives relating to:
Net investment hedge [3]	$—	$43	$—	$43	$—	$137	$—	$137
Foreign currency [4,5]	—	8	(8)	—	—	8	(8)	—
Interest rate swap agreements [6]	—	—	(126)	(126)	—	—	(206)	(206)
Total derivatives	$—	$51	$(134)	$(83)	$—	$145	$(214)	$(69)
1.Refer to Note 7 and Note 14 or more information on Restricted cash equivalents.
2.At September 30, 2025 balance includes amount of Qnity debt, refer to note 13 for further details. At September 30, 2025 and December 31, 2024, the balance included unamortized basis adjustment of $46 million and $48 million, respectively, related to the 2022 Swaps, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2025	December 31, 2024
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$60	$(1,176)
Interest rate swap agreements [2]	$3,505	$4,150
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) - net” in the interim Consolidated Statements of Operations, was a loss of $24 million and a gain of $17 million for the three months ended September 30, 2025 and 2024, respectively. There was a loss of $7 million for both the nine months ended September 30, 2025 and 2024.

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

Since inception of the 2022 Swaps, fair value hedge accounting has been applied and thus, changes in the fair value of the 2022 Swaps and changes in the fair value of the related hedged portion of long-term debt were presented and net to zero in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt. The remaining basis adjustment is amortized to interest expense over the remaining term of the 2038 Notes. The basis adjustment amortization for the three and nine months ended September 30, 2025 was $1 million and $2 million, respectively.

In June 2024, the Company entered into two forward-starting fixed-to-floating interest rate swap agreements (“2024 Swaps”) to hedge the changes in the fair value of the Company’s long-term debt due to interest rate change movements. One swap converted $2.15 billion principal amount of the fixed rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048 with an interest rate based on SOFR. The other swap converted $1 billion principal amount of the fixed rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038 with an interest rate also based on SOFR. The 2024 Swaps have a mandatory early termination date of December 15, 2025 and are carried at fair value. In September 2025, the Company settled 30 percent of the swap related to the 2048 notes for about $20 million, representing the respective allocation of the fair value of the swap at the time of settlement. At September 30, 2025, the mark-to-market value of the 2024 Swaps is $75 million recorded in “Accrued and other current liabilities” in the interim Condensed Consolidated Balance Sheets, and final settlement will depend on movements in interest rates. Fair value hedge accounting has not been applied.

The 2022 Swaps and 2024 Swaps are considered economic hedges of the Company’s fixed rate debt. As such, changes in the fair value and gain or loss from net interest settlement of the 2022 Swaps after the date of dedesignation and changes in the fair value and loss from cash settlement of the 2024 Swaps since inception have been recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The amount charged related to interest rate swaps not designated as accounting hedges, was a loss of $3 million and a gain of $191 million for the three months ended September 30, 2025 and 2024, respectively. There was a gain of $48 million and a gain of $152 million for the nine months ended September 30, 2025 and 2024, respectively. The cash outflow related to the partial settlement of the 2024 swaps was presented in "Cash provided by operating activities – continuing operations" within the interim Consolidated Statements of Cash Flows.

NOTE 20 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	September 30, 2025	December 31, 2024
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$265	$314
Derivatives relating to: [2]
Net investment hedge	43	137
Foreign currency contracts [3]	17	23
Total assets at fair value	$325	$474
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	126	206
Foreign currency contracts [3]	17	23
Total liabilities at fair value	$143	$229
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" and "Restricted cash and cash equivalents - noncurrent" in the interim Condensed Consolidated Balance Sheets of $1,867 million and $42 million at September 30, 2025 and December 31, 2024, respectively, are deposited in money market funds and represent Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 19 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $9 million and zero respectively, for both assets and liabilities as of September 30, 2025. The offsetting counterparty and cash collateral netting amounts were $15 million and zero, respectively, for assets and liabilities as of December 31, 2024.

As part of the Donatelle Plastics Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. As of September 30, 2025, the Company recognized an adjustment of approximately $19 million related to reflect the latest developments in the future achievement of the customer specific revenue being earned. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	September 30, 2025	December 31, 2024
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$21	$40
Total liabilities at fair value	$21	$40

2025 Fair Value Measurements on a Nonrecurring Basis
During the third quarter of 2025, in relation to the Aramids Divestiture meeting the criteria to be classified as held for sale, the Company recorded a valuation allowance against the Aramids Business assets held for sale. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 4 for further discussion.

During the first quarter of 2025, the Company recorded an impairment charge related to goodwill within the Aramids reporting unit presented within discontinued operations. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 12 for further discussion.

NOTE 21 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: ElectronicsCo and IndustrialsCo. Major products by segment include: ElectronicsCo (CMP pads and slurries, photoresists and advanced coatings for lithography, removers and cleaners, dielectric and metallization solutions for advanced chip packaging, specialty thermal materials and laminates); and IndustrialsCo (medical packaging, medical silicones, specialty medical devices, water purification and separation, water filtration and purification resins, flexible packaging products, nonwovens, construction materials, auto adhesives and fluids). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

The revenues and certain expenses of the Aramids Divestiture are classified as discontinued operations in the current and historical periods.

Aramids Business costs that are classified as discontinued operations include only direct operating expenses incurred by the business. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Aramids Business, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will continue to undertake post-closing of the Aramids Divestitures, and for which it is reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations but are excluded from operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

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

The information below reflects segment structure as of September 30, 2025.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended September 30,
	2025		2024
(In millions)	ElectronicsCo	IndustrialsCo	ElectronicsCo	IndustrialsCo
Segment net sales	$1,275	$1,797	$1,147	$1,715
Less [1]:
Cost of sales	$703	$1,169	$607	$1,119
Selling, general and administrative expenses	143	203	147	190
Research and development expenses	92	48	81	42
Amortization of intangibles & other segment items [2]	49	66	55	73
Add:
Equity in earnings of nonconsolidated affiliates	$14	$1	$10	$(1)
Depreciation and amortization [3]	101	153	112	155
Segment operating EBITDA	$403	$465	$379	$445

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Nine Months Ended September 30,
	2025		2024
(In millions)	ElectronicsCo	IndustrialsCo	ElectronicsCo	IndustrialsCo
Segment net sales	$3,563	$5,157	$3,235	$5,028
Less [1]:
Cost of sales	$1,922	$3,346	$1,753	$3,291
Selling, general and administrative expenses	417	598	435	585
Research and development expenses	263	136	231	133
Amortization of intangibles & other segment items [2]	155	215	172	222
Add:
Equity in earnings of nonconsolidated affiliates	$37	$1	$33	$1
Depreciation and amortization [3]	306	457	325	446
Segment operating EBITDA	$1,149	$1,320	$1,002	$1,244
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
2.Other segment items include immaterial other gains or losses and miscellaneous income and expenses.
3.Depreciation is a reconciling item to Segment Operating EBITDA as it is included within "Cost of sales", "Selling, general and administrative expenses" and "Research and development expenses".

Total reportable segment net sales are $3,072 million and $2,862 million for the three months ended September 30, 2025, and 2024, respectively, and $8,720 million and $8,263 million for the nine months ended September 30, 2025, and 2024, respectively.

Reconciliation of Segment Operating EBITDA to Income from Continuing Operations Before Income Taxes		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2025	2024	2025	2024
IndustrialsCo segment operating EBITDA		$465	$445	$1,320	$1,244
ElectronicsCo segment operating EBITDA		403	379	1,149	1,002
Total segment operating EBITDA		$868	$824	$2,469	$2,246
+	Corporate Operating EBITDA [1]	$(28)	$(33)	$(108)	$(122)
-	Depreciation and amortization	257	267	772	777
+	Interest income [2]	18	14	53	55
-	Interest expense [3]	84	86	250	281
+	Non-operating pension/OPEB benefit (costs) credits	(1)	3	2	12
+	Foreign exchange losses, net	(11)	(17)	(33)	(17)
-	Future reimbursable indirect costs	8	8	25	24
+	Significant items (charge) benefit	(170)	122	(398)	(51)
Income from continuing operations before income taxes		$327	$552	$938	$1,041
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby related to the Delrin® Divestiture and other costs not absorbed by reportable segments.
2.The three and nine months ended September 30, 2025 excludes accrued interest income earned on employee retention credits and interest earned on cash held in escrow associated with the Qnity financing. Refer to details of significant items below.
3.The three and nine months ended September 30, 2025 excludes interest rate swap basis amortization and interest expense associated the Qnity notes. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2025	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(1)	$(13)	$(6)	$(20)
Acquisition, integration and separation costs [2]	—	(1)	(138)	(139)
Interest rate swap mark-to-market loss [3]	—	—	(4)	(4)
Qnity financing [4]	—	—	(5)	(5)
Other benefits (credits), net [5]	—	(2)	—	(2)
Total	$(1)	$(16)	$(153)	$(170)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. Includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the cash settlement loss on the 2024 Swaps and the interest settlement loss on the 2022 Swaps. The three months ended September 30, 2025 also includes basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). See Note 19 for additional information.
4. Includes interest income earned on cash held in escrow ($9 million pre-tax) and interest expense ($14 million pre-tax) associated with the Qnity notes. See Note 13 for additional information.
5. Reflects legal costs within the IndustrialsCo segment associated with a pending intellectual property matter ($9 million pre-tax cost) offset by benefits related to an adjustment of the Donatelle contingent earn-out liability ($7 million pre-tax benefit).

Significant Items by Segment for the Three Months Ended September 30, 2024	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$2	$(21)	$(2)	$(21)
Inventory write-offs [2]	—	(2)	—	(2)
Acquisition, integration and separation costs [3]	—	(3)	(40)	(43)
Interest rate swap mark-to-market gain [4]	—	—	190	190
Other benefits (credits), net [5]	—	(2)	—	(2)
Total	$2	$(28)	$148	$122
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects an adjustment to raw material inventory write-offs recorded in “Cost of sales” within the interim Consolidated Statements of Operations in connection with restructuring actions related to plant line closures within the IndustrialsCo segment.
3. Acquisition, integration and separation costs related primarily to the Electronics Separation.
4. Includes the mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The three months ended September 30, 2024 also includes basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). Refer to Note 19 for further details.
5. Reflects credit related to the amortization of an inventory step-up adjustment related to the Donatelle Plastics Acquisition ($2 million pre-tax benefit).

Significant Items by Segment for the Nine Months Ended September 30, 2025	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(8)	$(24)	$(35)	$(67)
Acquisition, integration and separation costs [2]	—	—	(383)	(383)
Interest rate swap mark-to-market gain [3]	—	—	46	46
Qnity financing [4]	—	—	(5)	(5)
Other benefits (credits), net [5]	—	5	6	11
Total	$(8)	$(19)	$(371)	$(398)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. Includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the cash settlement loss on the 2024 swaps and the interest settlement loss on the 2022 Swaps. The nine months ended September 30, 2025 also includes basis amortization on the 2022 Swaps ($2 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). See Note 19 for additional information.
4. Includes interest income earned on cash held in escrow ($9 million pre-tax) and interest expense ($14 million pre-tax) associated with the Qnity notes. See Note 13 for additional information.
5. Reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($19 million pre-tax cost) and accrued interest earned on employee retention credits ($6 million pre-tax benefit), offset by legal costs within the IndustrialsCo segment associated with a pending intellectual property matter ($14 million pre-tax benefit).

Significant Items by Segment for the Nine Months Ended September 30, 2024	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	(2)	$(47)	$(7)	$(56)
Inventory write-offs [2]	—	(27)	—	(27)
Acquisition, integration and separation costs [3]	—	(9)	(42)	(51)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market gain [5]	—	—	151	151
Income tax items [6]	—	—	8	8
Other benefits (credits), net [7]	—	(2)	—	(2)
Total	$(2)	$(85)	$36	$(51)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Reflects raw material inventory write-offs recorded in “Cost of sales” within the interim Consolidated Statements of Operations in connection with restructuring actions related to plant line closures within the IndustrialsCo segment.
3. Acquisition, integration and separation costs related primarily to the Electronics Separation.
4. Reflects the loss on extinguishment of debt related to the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 13 for further details.
5. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The nine months ended September 30, 2024 also includes basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). Refer to Note 19 for further details.
6. Reflects the impact of an international tax audit.
7. Reflects credit related to the amortization of an inventory step-up adjustment related to the Donatelle Plastics Acquisition ($2 million pre-tax credit).

Segment and Corporate Information	ElectronicsCo	IndustrialsCo	Corporate	Total
In millions
As of September 30, 2025
Assets of continuing operations	$13,817	$16,862	$5,552	$36,231
Investment in nonconsolidated affiliates	419	9	108	536
As of December 31, 2024
Assets of continuing operations	$13,599	$16,358	$3,676	$33,633
Investment in nonconsolidated affiliates	382	9	117	508

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
IndustrialsCo	$79	$68	$195	$168
ElectronicsCo	79	62	200	145
Segment totals	$158	$130	$395	$313
Accrual to cash adjustment [1]	(12)	(31)	88	63
Total	$146	$99	$483	$376
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 22 - SUBSEQUENT EVENTS
Closing of the Qnity Spin-Off
On November 1, 2025, DuPont completed the previously announced separation of the Company's Electronics business, Qnity, Electronics, Inc., into a separate and independent public company (the "Electronics Separation") through a pro rata dividend in-kind of all of the then-issued and outstanding shares of Qnity’s common stock, par value $0.01 per share, to holders of the Company’s common stock, par value $0.01 per share, as of the close of business on October 22, 2025 (the “Distribution”). At and for the three months ended September 30, 2025, the Electronics business represented approximately 38 percent and 42 percent of the Company's assets and net sales, respectively. The Company has determined that the Qnity spin-off represents a strategic shift that will have a major effect on the Company’s operations and results. As a result, beginning in the fourth quarter of 2025, Qnity's financial results will be reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

Agreements with Qnity Electronics, Inc.
In connection with the Electronics Separation, effective November 1, 2025, DuPont and/or certain of its affiliates entered into certain agreements with Qnity and/or certain of its affiliates, including each of the following:

•Separation and Distribution Agreement;
•Tax Matters Agreement;
•Employee Matters Agreement;
•Intellectual Property Cross-License Agreement;
•Transition Services Agreement; and
•Legacy Liabilities Assignment Agreement.

Financing Transactions
As discussed in Note 13, the gross proceeds of approximately $1,750 million from the Qnity Notes were deposited into an escrow account and at September 30, 2025 were reflected in “Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets. On November 1, 2025, the gross proceeds of the Qnity Notes and the pre-funded interest deposit and accrued interest income earned on the escrow were released in connection with the completion of the Distribution.

Debt Exchange and Special Mandatory Redemption Event
As referenced in Note 13, the Exchange Offers were completed and settled on October 2, 2025 and in connection with the settlement of the Exchange Offers, DuPont issued $1,584 million aggregate principal amount of the New 2028 Notes in exchange for the 2028 Notes tendered and accepted by DuPont, approximately $226 million aggregate principal amount of New 2038 Notes in exchange for the 2038 Notes tendered and accepted by DuPont and approximately $295 million aggregate principal amount of New 2048 Notes and (collectively with the New 2028 Notes and the New 2038 Notes, the “New Notes”) in exchange for the 2048 Notes tendered and accepted by DuPont.

Each series of the New Notes provides for special mandatory redemption as discussed below. Each series of the New Notes has the same interest rate, interest payment dates, maturity date and optional redemption provisions as the applicable series of Existing Notes; provided that the methodology for calculating any make-whole redemption price for the New Notes reflects the Securities Industry and Financial Markets Association model provisions. Interest is payable on the New 2028 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2028. Interest is payable on the New 2038 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2038. Interest is payable on the New 2048 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2048.

Upon the completion of the Distribution, the special mandatory redemption event was triggered under each series of New Notes (the "Special Mandatory Redemption Event"). As a result, DuPont is required to redeem $900 million principal amount of the New 2028 Notes, approximately $226 million principal amount of the New 2038 Notes and approximately $295 million principal amount of the New 2048 Notes on the Special Mandatory Redemption Date (as defined below) (such redemption the "Special Mandatory Redemption"), at a redemption price (the “Special Mandatory Redemption Price”) equal to the greater of (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest on each series of the New Notes discounted to the Special Mandatory Redemption Date (assuming each series of the New Notes matured on the applicable par call date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus (i) 25 basis points in the case of the New 2028 Notes and (ii) 30 basis points in the case of the New 2038 Notes and the New 2048 Notes, less (b) interest accrued to the Special Mandatory Redemption Date, and (2) 100% of the principal amount of the applicable series of the New Notes to be redeemed, plus, in either case, accrued and unpaid interest, if any, to, but excluding the Special Mandatory Redemption Date.

The Company sent redemption notices to the holders of the New Notes on November 3, 2025 and the Special Mandatory Redemption will be completed on November 7, 2025.

Consent Solicitation and Offer to Purchase
On November 3, 2025, DuPont entered into a transaction support agreement (the “Transaction Support Agreement”) with certain noteholders (the “Supporting Holders”) that beneficially own $649 million (or approximately 83.9%) of the 2038 Notes and $1,118 million (or approximately 60.25%) of the 2048 Notes, each issued pursuant to the Indenture, dated as of November 28, 2018, by and between DowDuPont Inc. (n/k/a DuPont de Nemours, Inc.) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 28, 2018, by and between DowDuPont Inc. (n/k/a DuPont de Nemours, Inc.) and the Trustee (collectively, the “Indenture”). Pursuant to the Transaction Support Agreement, (i) DuPont has agreed to launch, and the Supporting Holders have agreed to provide their consents with respect to their 2038 Notes and 2048 Notes (as applicable) in support of a solicitation of consents (the “Consent Solicitations”) with respect to the adoption of certain proposed amendments (the “Proposed Amendments”) to the Indenture governing the applicable series of 2038 Notes and 2048 Notes to expressly permit DuPont to consummate the Electronics Separation and the proposed sale of its Aramids Business, and (ii) DuPont has agreed to launch and the Supporting Holders have agreed to tender $1,029 million aggregate principal amount of their 2048 Notes into a tender offer (the “Tender Offer”) to purchase for cash up to $739 million aggregate principal amount of the 2048 Notes (the "Tender Cap") at a purchase price equal to $1,000 per $1,000 aggregate principal amount of 2048 Notes plus accrued and unpaid interest (if any) thereon to, but excluding, the applicable settlement date of the Tender Offer.

The Tender Offer is currently set to expire on December 3, 2025 (as such time and date may be extended by DuPont, the “Tender Expiration Date”). Holders may withdraw their tendered 2048 Notes prior to or at, but not after, 5:00 p.m., New York City time, on November 17, 2025 (as such date and time may be extended by DuPont). Payment for the 2048 Notes that are validly tendered prior to or at the Tender Expiration Date and that are accepted for purchase by DuPont will be made on the final settlement date thereof (which is expected to be two (2) business days after the Tender Expiration Date), provided that DuPont reserves the right, in its sole discretion, to make early payment for 2048 Notes that are validly tendered prior to or at 5:00 p.m., New York City time, on November 17, 2025 (such date and time, as it may be extended by DuPont, the “Early Tender Date”) and that are accepted for purchase on the date referred to as the “Early Settlement Date” (which is expected to be two (2) business days after the Early Tender Date). 2048 Notes validly tendered prior to or at the Early Tender Date will be accepted for purchase in priority to other 2048 Notes validly tendered after the Early Tender Date (whether or not there is an Early Settlement Date). If the aggregate principal amount of 2048 Notes validly tendered in the Tender Offer exceeds the Tender Cap, the amount of such 2048 Notes purchased will be determined on a prorated basis pursuant to the terms of the Tender Offer. 2048 Notes tendered after the Early Tender Date but prior to or at the Expiration Date will be eligible for purchase, and subject to proration, only if and to the extent that the aggregate principal amount of 2048 Notes that are validly tendered and accepted for purchase as of the Early Tender Date is less than the Tender Cap. If the Tender Offer is oversubscribed, proration will be required, the amount of which will not be knowable until after the Early Tender Date or the Tender Expiration Date, as applicable.

Following successful consummation of the Tender Offer, repayment at maturity of DuPont’s 4.493% Notes due 2025 and payment of the Special Mandatory Redemption of the New Notes, DuPont will have repaid approximately $4.0 billion aggregate principal amount of its senior notes, with total refinancing expenses of approximately $156 million (including redemption premiums and excluding swap termination expenses).

Share Repurchase Authorization
On November 6, 2025, the Company announced that its Board of Directors, post the Electronics Separation, approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”). Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, which may include accelerated share repurchase transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The Company expects to launch an accelerated share repurchase transaction under the authorization to repurchase $500 million, in aggregate, of common stock.

Interest Rate Swap Activity
In November 2025, the Company settled approximately 23% of the notional of the 2022 swaps related to the 2038 Notes and 100% of the notional of the 2024 swaps related to the 2038 Notes and the remaining 70% of the notional of the 2048 Notes for a total of $101 million, representing the respective allocation of the fair value of the swaps at the time of settlement.

Q4 2025 Segment Realignment
Effective in the fourth quarter of 2025, the Company will realign its management and reporting structure. This realignment will result in a change in reportable segments in the fourth quarter of 2025 which will change the manner in which the Company reports its financial results (the "Q4 2025 Segment Realignment"), creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. Segment information in Note 21 is not reflective of the impact of Q4 2025 Segment Realignment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the interim Consolidated Financial Statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Overview
•Result of Operations
•Segment Results
•Changes in Financial Condition

OVERVIEW
DuPont is a global innovation leader, providing advanced solutions that help transform industries and improve everyday life across our key markets including healthcare, water, construction, transportation, and electronics.

As of September 30, 2025, the Company has $3.5 billion of working capital and approximately $2.0 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are recent developments and material historical transactions impacting this Quarterly Report on Form 10-Q.

Qnity Spin-Off
Subsequent to quarter end, on November 1, 2024, DuPont completed the previously announced separation of its Electronics business, (the "Electronics Separation") by way of a pro rata distribution to holders of DuPont common stock as of the close of business on October 22, 2025, of all the issued and outstanding common stock of Qnity Electronics, Inc. (“Qnity” and the pro rata distribution, the "Distribution").

Aramids Divestiture
On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (Kevlar® and Nomex®), (the "Aramids Business") to TJC LP, (“TJC”), in a transaction valuing the Aramids Business at approximately $1.8 billion (the “Aramids Divestiture”), pursuant to which, subject to the satisfaction of customary closing conditions.

Recent Developments
New Jersey Settlement Agreement
In August 2025, DuPont together with Chemours and Corteva agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. The NJ Settlement is subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”). See Note 14 to the interim Consolidated Financial Statement for additional information.

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

See Part II, Item 1A. Risk Factors for additional information.

Q1 2025 Segment Realignment
Effective in the first quarter of 2025, in light of the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "Q1 2025 Segment Realignment"). As a result, the businesses separated as part of the Electronics Separation are reported separately from the Industrials businesses of DuPont. The Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

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

Beginning in the fourth quarter of 2025, the financial results of the Electronics business will be reflected in the Consolidated Financial Statements as discontinued operations, along with comparative periods.

Dividends
On November 6, 2025, the Board of Directors declared a fourth quarter 2025 dividend for New DuPont of $0.20 per share, payable on December 15, 2025, to shareholders of record on November 28, 2025.

On June 25, 2025, the Company announced that its Board of Directors declared a third quarter 2025 dividend of $0.41 per share which was paid on September 15, 2025, to shareholders of record on August 29, 2025.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales	$3,072	$2,862	$8,720	$8,263

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
IndustrialsCo	(1)%	1%	5%	—%	5%	(1)%	—%	4%	—%	3%
ElectronicsCo	(1)	1	11	—	11	(2)	—	12	—	10
Total	(1)%	1%	7%	—%	7%	(1)%	—%	7%	—%	6%
U.S. & Canada	—%	—%	7%	—%	7%	(1)%	—%	4%	1%	4%
EMEA [1]	(1)	5	7	—	11	(1)	2	5	1	7
Asia Pacific	(1)	—	8	(1)	6	(2)	—	10	(1)	7
Latin America	(1)	1	7	—	7	(2)	—	5	1	4
Total	(1)%	1%	7%	—%	7%	(1)%	—%	7%	—%	6%
1.Europe, Middle East and Africa.

The Company reported net sales for the three months ended September 30, 2025 of $3.1 billion, up 7 percent from $2.9 billion for the three months ended September 30, 2024, due to a 7 percent increase in volume and a 1 percent favorable currency impact partially offset by a 1 percent decrease in local price and product mix. The volume increase was driven by ElectronicsCo (up 11 percent) and IndustrialsCo (up 5 percent). Local price and product mix decreased in ElectronicsCo and IndustrialsCo (both down 1 percent). The Company had an approximately $70 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Net sales for the nine months ended September 30, 2025 were 8.7 billion, up 6 percent from $8.3 billion for the nine months ended September 30, 2024, due to a 7 percent increase in volume partially offset by a 1 percent decrease in local price and product mix. The volume increase was primarily driven by ElectronicsCo (up 12 percent). Local price and product mix declined in ElectronicsCo (down 2 percent) and IndustrialsCo (down 1 percent).

Cost of Sales
Cost of sales was $1.9 billion for the three months ended September 30, 2025 up from $1.7 billion for the three months ended September 30, 2024. Cost of sales increased for the three months ended September 30, 2025 primarily due to increased sales volume.

Cost of sales as a percentage of net sales remained flat at 61 percent for both the three months ended September 30, 2025 and 2024.

Cost of sales was $5.3 billion for the nine months ended September 30, 2025, up from $5.1 billion for the nine months ended September 30, 2024. Cost of sales increased for the nine months ended September 30, 2025 primarily due to increased sales volume.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2025 was 61 percent compared with 62 percent for the nine months ended September 30, 2024. The slight decrease as a percentage of sales for the nine months ended September 30, 2025 compared to the prior period was primarily due lower raw material costs.

Research and Development Expenses ("R&D")
R&D expenses totaled $140 million in the third quarter of 2025, up from $127 million in the third quarter of 2024. R&D as a percentage of net sales was relatively consistent period over period at 5 percent and 4 percent for the three months ended September 30, 2025 and 2024, respectively. The slight increase is driven by growth investments.

R&D expenses totaled $404 million in the first nine months of 2025, up from $370 million in the first nine months of 2024. R&D as a percentage of net sales was relatively consistent period over period at 5 percent and 4 percent for the nine months ended September 30, 2025 and 2024. The slight increase is driven by growth investments.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $387 million in the third quarter of 2025, up from $368 million in the third quarter of 2024. SG&A as a percentage of net sales was consistent period over period at 13 percent for the three months ended September 30, 2025 and 2024, respectively. The change for the three months ended September 30, 2025 as compared with the same period of the prior year was primarily due to an increase in legal expenses and personnel-related expenses.

For the first nine months of 2025, SG&A expenses were $1,127 million, down slightly from $1,134 million in the first nine months of 2024. SG&A as a percentage of net sales decreased slightly period over period at 13 percent compared to 14 percent for the nine months ended September 30, 2025 and 2024, respectively. The change for the nine months ended September 30, 2025 as compared with the same period of the prior year was primarily due to lower legal and personnel-related expenses.

Amortization of Intangibles
Amortization of intangibles was $121 million in the third quarter of 2025, down from $132 million in the third quarter of 2024. In the first nine months of 2025, amortization of intangibles was $375 million, down from $396 million in the same period of the prior year. The decrease for the three and nine months ended September 30, 2025 as compared with the same periods of the prior year was primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $20 million in the third quarter of 2025, down slightly from $21 million charges in the third quarter of 2024. In the first nine months of 2025, restructuring and asset-related charges - net were $67 million, up from $56 million charges in the same period last year. The activity for the three and nine months ended September 30, 2025 primarily related to the Transformational Separation-Related Restructuring Program. The activity for the three and nine months ended September 30, 2024 primarily related to the 2023-2024 Restructuring Program. See Note 6 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting and other professional advisory fees. The Company recorded $139 million and $43 million for the three months ended September 30, 2025 and 2024, respectively, and $383 million and $51 million for the nine months ended September 30, 2025 and 2024, respectively. These costs for all periods presented were associated with the Electronics Separation.

Equity in Earnings of Nonconsolidated Affiliates
The Company's share of the earnings of nonconsolidated affiliates was $14 million in the third quarter of 2025, up from $7 million in the third quarter of 2024. The increase for the three month period is due to higher equity earnings in an equity affiliate offset by the loss from equity earnings from Derby.

In the first nine months of 2025, the Company's share of earnings of nonconsolidated affiliates was $30 million, up from $27 million in the first nine months of 2024.The increase for the nine month period is due to higher equity earnings across affiliates offset by the loss from equity earnings from Derby.

See Note 11 to the interim Consolidated Financial Statements for additional information.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) - net in the third quarter of 2025 was $24 million of income compared with $200 million in the third quarter of 2024. Interest rate swap impacts includes a loss of $3 million and a gain of $191 million for the three months ended September 30, 2025 and 2024, respectively, and included mark-to-market adjustments. Interest income was $27 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, which includes $9 million for the three and nine months ended September 30, 2025 related to interest income earned from cash received associated with the Qnity Notes. The three months ended September 30, 2025 and 2024 included $11 million and $17 million, respectively, net foreign exchange loss.

In the first nine months of 2025, sundry income (expense) - net was income of $112 million compared $147 million in the first nine months of 2024. The first nine months of 2025 included $48 million gain related to interest rate swap activity including mark-to-market adjustments and interest income of $68 million, partially offset by foreign exchange losses of $33 million. The first nine months of 2024 included a $152 million net gain related to interest rate swap activity including mark-to-market adjustments and $55 million of interest income partially offset by a $74 million loss on debt extinguishment and a $17 million loss on foreign exchange.

See Notes 7 and 19 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $99 million and $87 million for the three months ended September 30, 2025 and 2024, respectively, and $266 million and $282 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense during the three months ended September 30, 2025 compared to the same period the prior year is primarily due to $14 million of interest expense associated with the Qnity Notes partially offset by a reduction in capitalized interest.

The decrease in interest expense during the nine months ended September 30, 2025 compared to the same period the prior year is primarily due to the absence of interest expense on the partial redemption of $650 million aggregate principal amount of the 2038 notes and the dedesignation of 2022 Swaps partially offset by interest expense associated with the Qnity Notes.

See Note 19 to the interim Consolidated Financial Statements for further detail on the 2022 Swaps.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based, among other factors, on where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the third quarter of 2025 was 5.8 percent, compared with an effective tax rate of 17.9 percent for the third quarter of 2024. The lower effective tax rate for the third quarter of 2025 in comparison to the third quarter of 2024 was principally the result of the release of a valuation allowance on certain tax attributes in connection with the anticipated Aramids Divestiture. For the first nine months of 2025, the effective tax rate on continuing operations was 20.4 percent, compared with 27.7 percent for the first nine months of 2024. The decrease of the effective tax rate in 2025 included the previously mentioned valuation allowance release in comparison to 2024 which included certain discrete tax expenses, including an international statutory tax settlement for which the Company is partially indemnified.

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

IndustrialsCo	Three Months Ended		Nine Months Ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$1,797	$1,715	$5,157	$5,028
Operating EBITDA	$465	$445	$1,320	$1,244
Equity in earnings of nonconsolidated affiliates	$1	$(1)	$1	$1

IndustrialsCo	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2025	September 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	1	—
Volume	5	4
Portfolio & other	—	—
Total	5%	3%

IndustrialsCo net sales were $1,797 million for the three months ended September 30, 2025, up 5 percent compared to $1,715 million for the three months ended September 30, 2024. Net sales increased due to a 5 percent increase in volume and 1 percent increase from favorable currency impacts, offset by a 1 percent decrease in local price and product mix. Volume gains in Healthcare & Water Technologies were driven by growth for medical packaging and biopharma and continued strength in reverse osmosis and ion exchange. Within Diversified Industrials, volume gains were driven by growth in Industrial Technologies, partially offset by declines in the construction markets. IndustrialsCo had an approximately $30 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $465 million for the three months ended September 30, 2025, up 4 percent compared with $445 million for the three months ended September 30, 2024, primarily due to the impact of volume growth and productivity, partially offset by growth investments.

IndustrialsCo net sales were $5,157 million for the nine months ended September 30, 2025, up 3 percent compared to $5,028 million for the nine months ended September 30, 2024. Net sales increased due to a 4 percent increase in volume, offset by a 1 percent decrease in local price and product mix. Volume gains in Healthcare & Water Technologies were partially offset by a volume decline in Diversified Industrials. Healthcare & Water Technologies volume gains were driven by growth for medical packaging and biopharma and strength in reverse osmosis. Within Diversified Industrials, volume declines were primarily due to declines in construction and automotive end-markets. The decline in local price and product mix is within Diversified Industrials. Portfolio was flat reflecting sales activity associated with the acquisition of Donatelle which closed in July 2024, offset by the exit of a Tedlar® photovoltaic product line beginning in the fourth quarter of 2024. IndustrialsCo had an approximately $30 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $1,320 million for the nine months ended September 30, 2025, up 6 percent compared with $1,244 million for the nine months ended September 30, 2024, primarily due to the impact of volume growth and productivity and savings from prior year restructuring actions, partially offset by lower pricing and growth investments.

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

ElectronicsCo	Three Months Ended		Nine Months Ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$1,275	$1,147	$3,563	$3,235
Operating EBITDA	$403	$379	$1,149	$1,002
Equity in earnings of nonconsolidated affiliates	$14	$10	$37	$33

ElectronicsCo	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2025	September 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(2)%
Currency	1	—
Volume	11	12
Portfolio & other	—	—
Total	11%	10%

ElectronicsCo net sales were $1,275 million for the three months ended September 30, 2025, up 11 percent from $1,147 million for the three months ended September 30, 2024. Net sales increased due to a 11 percent increase in volume and 1 percent increase from favorable currency impacts, partially offset by a 1 percent decrease in local price and product mix. Volume growth in Interconnect Solutions was driven by continued demand strength from AI-driven technology ramps and benefits from content and share gains. Within Semiconductor Technologies, volume gains were driven by end-market demand, primarily due to advanced nodes and AI technology applications. ElectronicsCo had an approximately $40 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $403 million for the three months ended September 30, 2025, up 6 percent compared with $379 million for the three months ended September 30, 2024, primarily due to organic growth, partially offset by growth investments to support advanced node transitions and AI technology ramps.

ElectronicsCo net sales were $3,563 million for the nine months ended September 30, 2025, up 10 percent from $3,235 million for the nine months ended September 30, 2024. Net sales increased due to a 12 percent increase in volume, partially offset by a 2 percent decrease in local price and product mix. Volume growth in Interconnect Solutions was due to continued demand strength from AI-driven technology ramps, and benefits from content and share gains. Within Semiconductor Technologies, volume gains were driven by end-market demand, primarily due to advanced nodes and AI technology application. ElectronicsCo had an approximately $40 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $1,149 million for the nine months ended September 30, 2025, up 15 percent compared with $1,002 million for the nine months ended September 30, 2024, primarily due to volume growth and lower legal costs, partially offset by strategic growth investments to support advanced node transitions and AI technology ramps.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2024 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Discussion below provides the updates to this information for the nine months ended September 30, 2025.

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

In millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,955	$1,843
Total debt	$8,899	$7,171

The Company's cash and cash equivalents at September 30, 2025 and December 31, 2024 were $2.0 billion and $1.8 billion, respectively, of which approximately $1.2 billion and $1.1 billion at September 30, 2025 and December 31, 2024, respectively, were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Due to the Electronics Separation, the Company reevaluated its permanent reinvestment assertion and determined that certain foreign earnings would be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at September 30, 2025 and December 31, 2024 was $8,899 million and $7,171 million, respectively. The increase was primarily due to the Qnity Notes Offering in August 2025.

As of September 30, 2025, the Company is contractually obligated to make future cash payments of $9.0 billion and $4.6 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $1.9 billion will be due in the next twelve months. The Company may address the maturity with cash on hand, issuance of commercial paper, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $422 million will be due in the next twelve months, and the remainder will be due subsequent to September 30, 2026. The majority of interest obligations will be due in 2030 or later. The information presented is inclusive of contractual obligations on the senior notes issued by Qnity in preparation for the Electronics Separation.

In relation to the Company’s 2024 fixed-to-floating interest rate swap agreements, there is a mandatory early termination date of December 15, 2025. The mark-to-market value on these swaps at September 30, 2025 is $75 million recorded in “Accrued and other current liabilities” in the interim Consolidated Statements of Operations. The final settlement amount will depend on movements in interest rates. Refer to Note 19 to the Consolidated Financial Statements for more information on the Company’s interest rate swap agreements.

Qnity Financing
In August 2025, Qnity, a wholly-owned subsidiary of DuPont, issued $1.0 billion aggregate principal amount of 5.750% senior secured notes due 2032 (the “ Qnity Secured Notes”) and $750 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the “Qnity Unsecured Notes,” and together with the Secured Notes, the “Qnity Notes”). Qnity also issued and fully allocated a senior secured revolving credit facility for $1.25 billion due 2030 and a senior secured term loan facility for $2.35 billion due 2032 in the second quarter 2025 (the “Qnity Credit Facilities”). The Qnity Credit Facilities became effective immediately prior to the Electronics Separation, but after September 30, 2025. On October 31, 2025, Qnity used the net proceeds from the Qnity Notes, together with borrowings under the Qnity Credit Facilities and cash on hand, to finance the payment of a cash distribution to DuPont of approximately $4.1 billion, inclusive of financing related fees plus the pre-funded accrued interest deposit in connection with the issuance of notes (and any investment returns thereon).

At September 30, 2025 until October 31, 2025, the gross proceeds of the Qnity Notes and the pre-funded accrued interest deposit were held in escrow and reflected as “Restricted cash and cash equivalents” in the Consolidated Balance Sheets. Subsequent to the quarter ended September 30, 2025, the gross proceeds held in escrow were released in connection with the completion of the Qnity Spin-Off on November 1, 2025. The proceeds from the Qnity distribution have been primarily used to repay the Company’s Existing and/or New Notes.

Debt Exchange
In September 2025, DuPont announced the commencement, in connection with the contemplated Qnity Spin-Off, of offers to exchange any and all of its outstanding (i) 4.725% Notes due 2028 , (ii) 5.319% Notes due 2038 and (iii) 5.419% Notes due 2048 (respectively, the “2028 Existing Notes”, the “2038 Existing Notes” and the “2048 Existing Notes” and collectively, the “Existing Notes”) for new notes to be issued by DuPont (respectively, the “2028 New Notes”, the “2038 New Notes” and the “2048 New Notes” and collectively the “New Notes”) concurrently with the offers to exchange the Existing Notes for New Notes (collectively, the “Exchange Offers”).

The Exchange Offers were completed and settled on October 2, 2025 and in connection with the settlement of the Exchange Offers, DuPont issued $1,584 million aggregate principal amount of the New 2028 Notes in exchange for the 2028 Notes tendered and accepted by DuPont, approximately $226 million aggregate principal amount of New 2038 Notes in exchange for the 2038 Notes tendered and accepted by DuPont and approximately $295 million aggregate principal amount of New 2048 Notes and (collectively with the New 2028 Notes and the New 2038 Notes, the “New Notes”) in exchange for the 2048 Notes tendered and accepted by DuPont.

Each series of the New Notes provides for special mandatory redemption as discussed below. Each series of the New Notes has the same interest rate, interest payment dates, maturity date and optional redemption provisions as the applicable series of Existing Notes; provided that the methodology for calculating any make-whole redemption price for the New Notes reflects the Securities Industry and Financial Markets Association model provisions. Interest is payable on the New 2028 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2028. Interest is payable on the New 2038 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2038. Interest is payable on the New 2048 Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2048.

Upon the completion of the Distribution, the special mandatory redemption event was triggered under each series of New Notes (the "Special Mandatory Redemption Even"). As a result, DuPont is required to redeem $900 million principal amount of the New 2028 Notes, approximately $226 million principal amount of the New 2038 Notes and approximately $295 million principal amount of the New 2048 Notes on the Special Mandatory Redemption Date (as defined below) (such redemption the "Special Mandatory Redemption"), at a redemption price (the “Special Mandatory Redemption Price”) equal to the greater of (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest on each series of the New Notes discounted to the Special Mandatory Redemption Date (assuming each series of the New Notes matured on the applicable par call date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus (i) 25 basis points in the case of the New 2028 Notes and (ii) 30 basis points in the case of the New 2038 Notes and the New 2048 Notes, less (b) interest accrued to the Special Mandatory Redemption Date, and (2) 100% of the principal amount of the applicable series of the New Notes to be redeemed, plus, in either case, accrued and unpaid interest, if any, to, but excluding the Special Mandatory Redemption Date.

The Company has sent redemption notices to the holders of the New Notes on November 3, 2025 indicating a Special Mandatory Redemption Date of November 7, 2025.

Consent Solicitation and Offer to Purchase
On November 3, 2025, DuPont entered into a transaction support agreement (the “Transaction Support Agreement”) with certain noteholders (the “Supporting Holders”) that beneficially own $649 million (or approximately 83.9%) of the 2038 Notes and $1,118 million (or approximately 60.25%) of the 2048 Notes, each issued pursuant to the Indenture, dated as of November 28, 2018, by and between DowDuPont Inc. (n/k/a DuPont de Nemours, Inc.) and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 28, 2018, by and between DowDuPont Inc. (n/k/a DuPont de Nemours, Inc.) and the Trustee (collectively, the “Indenture”). Pursuant to the Transaction Support Agreement, (i) DuPont has agreed to launch, and the Supporting Holders have agreed to provide their consents with respect to their 2038 Notes and 2048 Notes (as applicable) in support of a solicitation of consents (the “Consent Solicitations”) with respect to the adoption of certain proposed amendments (the “Proposed Amendments”) to the Indenture governing the applicable series of 2038 Notes and 2048 Notes to expressly permit DuPont to consummate the Electronics Separation and the proposed sale of its Aramids Business, and (ii) DuPont has agreed to launch and the Supporting Holders have agreed to tender $1,029 million aggregate principal amount of their 2048 Notes into a tender offer (the “Tender Offer”) to purchase for cash up to $739 million aggregate principal amount of the 2048 Notes (the "Tender Cap") at a purchase price equal to $1,000 per $1,000 aggregate principal amount of 2048 Notes plus accrued and unpaid interest (if any) thereon to, but excluding, the applicable settlement date of the Tender Offer.

Following successful consummation of the Tender Offer, repayment at maturity of DuPont’s 4.493% Notes due 2025 and payment of the Special Mandatory Redemption of the New Notes, DuPont will have successfully achieved its intended post-Electronics Separation capital structure by repaying approximately $4.0 billion aggregate principal amount of its senior notes, with total refinancing expenses of approximately $156 million (including redemption premiums and excluding swap termination expenses).

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "364-Day Revolving Credit Facility"). Prior to entering the new facility, the Company held another $1 billion 364-day revolving credit facility. There were no drawdowns of either facility during the nine month period ended September 30, 2025. The new 364-Day Revolving Credit Facility will be used for general corporate purposes.

In May 2025, the Company amended its $2.5 billion 5-year revolving credit facility to extend the maturity date to April 2028. In addition, the amended facility decreased to $2.0 billion upon the occurrence of the Electronics Separation.

The amended 5-year revolving credit facility is generally expected to remain undrawn and serve as a backstop to the Company's commercial paper and letter of credit issuance. Upon occurrence of the Electronics Separation, the Company reduced its authorized commercial paper program to $2.0 billion.

Interest Rate Swaps
During the third quarter of 2025, the Company executed a partial termination to unwind approximately 30 percent of the swap related to the 2048 notes for about $20 million, representing the respective allocation of the fair value of the swap at the time of settlement. The partial termination was undertaken to better align the Company's hedge portfolio with its anticipated revised debt profile.

New Jersey Settlement Agreement
In connection with the NJ Settlement the Company will incur costs and undertake certain funding obligations. See Note 14 to the interim Consolidated Financial Statement for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At November 4, 2025, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Negative
Fitch Ratings	BBB+	F-2	Stable

In the second quarter of 2024, Standard & Poor’s ("S&P") and Fitch Ratings ("Fitch") placed the Company on credit watch negative and Moody’s Investors Service ("Moody's") placed the Company on outlook negative following the Company’s May 2024 separation announcement. In September 2025 and November 2025, Fitch and S&P, respectively, updated the Company’s outlook to stable.

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2025, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2025	September 30, 2024
Cash provided by (used for) from continuing operations:
Operating activities	$1,260	$1,517
Investing activities	$(540)	$(683)
Financing activities	$1,155	$(1,665)
Cash provided by (used in) discontinued operations	$36	$(277)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$23	$(9)

Cash Flows from Operating Activities - Continuing Operations
In the first nine months of 2025, cash provided by operating activities of continuing operations was $1,260 million, compared with $1,517 million in the same period last year. The decrease in cash provided by operating activities of continuing operations is primarily from an increase in cash used by transaction costs related to the Electronics Separation, net working capital and net impact from changes in variable compensation.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	September 30, 2025	December 31, 2024
In millions (except ratio)
Current assets	$8,208	$5,750
Current liabilities	4,754	4,612
Net working capital	$3,454	$1,138
Current ratio	1.73:1	1.25:1

Cash Flows from Investing Activities - Continuing Operations
In the first nine months of 2025, cash used for investing activities of continuing operations was $540 million, compared with $683 million in the first nine months of 2024. The decrease in cash used for investing activities of continuing operations is primarily attributable to a lower cash outflow from the Sinochem acquisition in 2025 compared to the Donatelle acquisition in 2024.This is partially offset by an increase in capital expenditures driven by timing of the projects.

Cash Flows from Financing Activities - Continuing Operations
In the first nine months of 2025, cash provided by financing activities of continuing operations was $1,155 million compared with cash used of $1,665 million in the same period last year. The increase in cash provided by financing activities of continuing operations is primarily attributable to the issuance of Qnity Notes in 2025, compared with the absence of share buyback activities and partial redemption of the 2038 notes in the first nine months of 2024.

Cash Flows from Discontinued Operations
In the first nine months of 2025 cash provided by discontinued operations was $36 million compared with cash used in discontinued operations of $277 million in the same period last year. The increase in cash provided by discontinued operations primarily relates to the absence of $408 million related to the Water District Settlement Fund that was removed from Restricted cash and cash equivalents in the second quarter 2024 upon final judgment and the receipt of an indemnification in the third quarter of 2025 related to a divested business. Refer to Notes 4 and 14 to the interim Consolidated Financial Statements for additional information.

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
On November 6, 2025, the Company announced that its Board declared a fourth quarter dividend for New DuPont of $0.20 per share payable on December 15, 2025, to shareholders of record on November 28, 2025.

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

On November 6, 2025, the Company announced that its Board of Directors, post the Electronics Separation, approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”). Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, which may include accelerated share repurchase transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The Company expects to launch an accelerated share repurchase transaction under the authorization to repurchase $500 million, in aggregate, of common stock.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $17 million by year-end 2025 to pension and other post-employment benefit plans, including plans held in discontinued operations. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the planned separation of the future Electronics company and the future New DuPont company, (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $67 million inception-to-date, consisting of severance and related benefit costs of $52 million, $6 million of asset related charges and $9 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $47 million at September 30, 2025 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2026.

In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). As a result, the Company recorded pre-tax restructuring charges of $174 million inception-to-date, consisting of severance and related benefit costs of $101 million and asset related charges of $73 million. At September 30, 2025 and December 31, 2024, total liabilities related to the 2023-2024 Restructuring Program were $14 million and $36 million, respectively, for severance and related benefit costs, recognized in “Accrued and other current liabilities” in the interim Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $26 million in “Cost of Sales” within the interim Consolidated Statements of Operations for the nine months ended September 30, 2024.

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

As of September 30, 2025, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

New Jersey PFAS Directive
This matter is resolved by the proposed Judicial Consent Order with the State of New Jersey reached in August 2025. See Note 14 to the interim Consolidated Financial Statements for more information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
For the three months ended September 30, 2025, there were no purchases of the Company’s common stock. As described in Management’s Discussion & Analysis, the company repurchased and retired $500 million of common stock under the $1B Share Buyback Program prior to its expiration on June 30, 2025.

See Note 16 to the interim Consolidated Financial Statements for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Termination of Certain Compensatory Arrangements
On April 29, 2025, the DuPont Board of Directors terminated the Company’s Pension Restoration Plan effective April 29, 2025.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
4.1	Third Supplemental Indenture, dated September 15, 2025, by and between DuPont de Nemours, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed October 2, 2025.
4.2	Fourth Supplemental Indenture, dated October 2, 2025, by and between DuPont de Nemours, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.3 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed October 2, 2025.
10.1	Tax Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.2	Employee Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.3	Transition Services Agreement, effective as of November 1, 2025, by and between DuPont Specialty Products USA, LLC and EKC Advanced Electronics USA, LLC. incorporated by reference to Exhibit 10.3 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.4	Intellectual Property Cross-License Agreement, effective as of November 1, 2025, by and among DuPont de Nemours, Inc., Qnity Electronics, Inc., and certain of their respective affiliates incorporated by reference to Exhibit 10.4 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.5	Legacy Liabilities Assignment Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.6†	Transaction Agreement by and among DuPont de Nemours, Inc., ARC Falcon Holdings, L.P. and New Arclin U.S. Holding Corp., dated August 29, 2025, incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed August 29, 2025.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith
† Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: November 6, 2025

By:	/s/ MADELEINE G. BARBER
Name:	Madeleine G. Barber
Title:	Vice President of Tax, Controller and Chief Accounting Officer
City:	Wilmington
State:	Delaware