Form 10-K
period 2025-12-31
DuPont de Nemours, Inc.
filed 2026-02-17
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025, (the last day of the registrant's most recently completed second fiscal quarter), was approximately $12 billion based on the New York Stock Exchange closing price on such date. For purposes of this computation, the registrant has assumed that its Directors and Executive Officers are affiliates.

The registrant had 408,923,857 shares of common stock, $0.01 par value, outstanding at February 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

DuPont de Nemours, Inc.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2025

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

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to (i) the ability to realize the intended benefits of the separation of the electronics business on November 1, 2025, (the “Electronics Separation”), by way of the spinoff of Qnity Electronics, Inc., (the “Qnity Distribution”), including achievement of the intended tax treatment; contractual allocation to, and assumption by Qnity of certain liabilities, including certain legacy liabilities with respect to PFAS; and the possibility of disputes, litigation or unanticipated costs in connection with the Electronics Separation and Distribution; (ii) the ability to timely effect, if at all, the announced sale of the DuPont’s aramids business to Arclin, a portfolio company of a TJC LP affiliate, (the “Aramids Divestiture”) and the impact on DuPont’s balance sheet, financial condition and future results of operations; (iii) risks and costs related to the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva and Chemours, including the outcome of pending or future litigation related to PFAS or PFOA, which includes personal injury claims and natural resource damages claims; the extent and cost of ongoing and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (iv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Electronics Separation, the Aramids Divestiture and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (v) risks and uncertainties that are outside the Company’s control but adversely impact the overall environment in which DuPont, its customers and/or its suppliers operate, including changes in economic, political, regulatory, international trade, geopolitical, military conflicts, capital markets and other external conditions, including pandemics and responsive actions, as well as natural and other disasters or weather-related events; (vi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (vii) the risks and uncertainties associated with continuing or expanding trade disputes or restrictions and responsive actions, new or increased tariffs or export controls including on exports to China of U.S.-regulated products and technology; (viii) other risks to DuPont’s business and operations, including the risk of impairment; (ix) risks and uncertainties in connection with completing the $2 billion share buyback authorization DuPont announced on November 6, 2025, including timeline, associated costs and the possibility that the authorization may be suspended or discontinued prior to completion; and (x) other risk factors discussed in DuPont’s most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

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

DuPont is a leading provider of advanced solutions that improve everyday life across healthcare, water, construction and industrial markets. The Company is committed to helping customers advance their technology pipelines and provide solutions that address their unique challenges. From delivering clean water to enabling medical packaging solutions which enhance safety and performance, DuPont's innovations power the essential products and technologies people rely on every day. At December 31, 2025, the Company has subsidiaries in about 50 countries worldwide and manufacturing operations in about 20 countries. See Note 23 to the Consolidated Financial Statements for details on the location of the Company's sales and property.

Transformational Journey
DuPont is a Delaware corporation formed in 2015 (formerly, DowDuPont Inc.), for the purpose of effecting the all-stock merger of equals transactions between The Dow Chemical Company ("TDCC") and E. I. du Pont de Nemours and Company (n/k/a as EIDP, Inc., "EIDP"), which became effective on August 31, 2017. As a result of the merger, TDCC and EIDP became subsidiaries of DowDuPont Inc. (the "DWDP Merger"). The DWDP Merger aimed to combine the strengths of both companies and then realign the assets to create three more focused and streamlined public companies.

On April 1, 2019, the Company completed the separation of the materials science business through the spin-off of Dow Inc., (“Dow”) including Dow’s subsidiary TDCC (the “Dow Distribution”). On June 1, 2019, the Company completed the separation of the agriculture business through the spin-off of Corteva, Inc. (“Corteva”) including Corteva’s subsidiary EIDP, (the “Corteva Distribution" and together with the Dow Distribution, the “DWDP Distributions”).

On its transformation journey from a specialty products company to a focused advanced solutions provider, DuPont has taken the following actions:

•the divestiture in 2021 of the Nutrition & Biosciences (“N&B”) business to International Flavors & Fragrance Inc. (“IFF”) in a Reverse Morris Trust transaction (the “N&B Transaction”);
•the divestiture in 2022 of the majority of the businesses comprising the historical Materials & Mobility (M&M) segment to Celanese Corporation (the “M&M Divestiture”);
•the divestiture in 2023 of the Delrin® business, part of the historical M&M segment, to TJC LP ("TJC"), (the “Delrin® Divestiture” and together with the M&M Divestiture, referred to as the "M&M Divestitures");
•the entry in the third quarter of 2025 into a definitive agreement to sell the Aramids business (the “Aramids Divestiture”) to Arclin, a portfolio company of an affiliate of TJC, in a transaction that is expected to close around the end of the first quarter 2026, subject to customary closing conditions and receipt of regulatory approvals; and
•the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025 of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”).

See Part II, Item 7 Management’s Discussion & Analysis and Notes 4 and 15 to the Consolidated Financial Statements for more information.

The M&M Divestitures, intended Aramids Divestiture, and Electronics Separation represent strategic shifts with related major impacts on DuPont's operations and results. The revenues and certain expenses of the M&M Businesses, Aramids Business, and Electronics Business are classified as discontinued operations in the current and historical periods.

The Consolidated Financial Statements included in this annual report present the financial position of DuPont as of December 31, 2025 and 2024, the results of operations of DuPont for the years ended December 31, 2025, 2024 and 2023, and the Consolidated Statements of Cash Flows giving effect to the M&M Divestitures, Aramids Divestiture, and Electronics Separation as if each had occurred on January 1, 2023, with the historical financial results of the businesses divested as part of the aforementioned divestitures (the "M&M Businesses", “Aramids Business”, and “Electronics Business”) reflected as discontinued operations, as applicable. The comprehensive income related to the M&M Businesses, Aramids Business, and Electronics Business has not been segregated and is included in the Consolidated Statements of Comprehensive Income, for the years ended December 31, 2025, 2024 and 2023, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of discontinued operations.

SEGMENT INFORMATION
Effective in the fourth quarter of 2025, following the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments which changed the manner in which the Company reports its financial results (the "Q4 2025 Segment Realignment"), creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. As a result, the Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

•Healthcare & Water Technologies includes high-performance packaging, parts and components for medical device and biopharma markets as well as water filtration and purification technologies primarily for industrial wastewater & energy, municipal drinking water & desalination, and life sciences & specialty markets.

•Diversified Industrials includes building technologies, with a broad portfolio serving new-build and repair/remodel applications across non-residential and residential construction markets, and industrial technologies, which includes a portfolio of adhesive, wear and friction, and packaging solutions serving aerospace, automotive and printing and packaging markets.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in this annual report for additional information concerning the Company’s operating segments.

HEALTHCARE & WATER TECHNOLOGIES

Healthcare & Water Technologies is a global leader in providing innovative high-performance products, components, and solutions across a number of industries including medical packaging, medical devices, water filtration and purification, and protective garments. Healthcare & Water Technologies' innovation-driven portfolio addresses some of the world’s most critical challenges including an aging population and increasing complexity of high-performance medical devices, water scarcity, increasing regulatory requirements and the need for high-purity water. The segment leverages application development expertise, specialized manufacturing capabilities, and recognized brands to support customers’ product development, scale‑up, and operational requirements across regulated and mission‑critical applications.

DuPont believes that its combination of differentiated technology, in-depth application expertise, and a commitment to quality and performance makes Healthcare & Water Technologies a preferred choice for customers seeking to develop their next-generation products.

Acquisitions
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group ("Spectrum") from AEA Investors. Spectrum is a recognized leader in the advanced manufacturing of specialty medical devices and components with a strategic focus on key therapeutic areas such as structural heart, electrophysiology, surgical robotics and cardiovascular. Spectrum is primarily reported within the Healthcare Technologies business within the Healthcare & Water Technologies segment

On July 28, 2024, the Company completed the acquisition of Donatelle Plastics, LLC ("Donatelle"). Donatelle is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle is part of the Healthcare Technologies business within the Healthcare & Water Technologies segment.

On October 10, 2025, the Company completed the acquisition of Sinochem (Ningbo) RO Memtech Co., Ltd. ("Sinochem"). Sinochem is a reverse osmosis manufacturer located in China. Sinochem is part of the Water Technologies business within the Healthcare & Water Technologies segment.

Details on Healthcare & Water Technologies' 2025 net sales, by business and geographic region, are as follows:

Healthcare Technologies delivers specialized materials and product design, prototyping, and manufacturing services tailored for situations where technological advancement is paramount, and the assurance of quality and performance is required. This business produces medical packaging, high-performance parts and components to meet stringent performance, quality, and regulatory requirements for the biopharma and medical device markets. Key offerings include specialty components for medical devices, TYVEK® medical packaging and garments, as well as TYCHEM® protective suits.

Water Technologies operates as a pure play provider of advanced water filtration and separation solutions, including elements, modules, and systems serving primarily industrial wastewater and energy markets, municipal and desalination applications, and life sciences and specialty sectors. Its product suite includes AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements and INGE™ and ITEGRATEC™ ultrafiltration modules. Through these differentiated technologies, this business delivers reliable, high-performance solutions that meet growing global demand for efficient water purification and treatment.

DIVERSIFIED INDUSTRIALS
The Diversified Industrials segment provides engineered products and integrated solutions that enhance safety, performance, durability and operational efficiency across construction and industrial end markets, including aerospace, automotive, electric vehicles, and broader industrial markets. The segment consists of the Building Technologies and Industrial Technologies businesses. Diversified Industrials develops technologies designed to enhance safety, performance, and operational efficiency for customers across these end markets.

The segment leverages market-driven innovation, design capabilities, advanced manufacturing capabilities, and application development expertise, supported by a portfolio of established brands, to advance new product and solution development.

Details on Diversified Industrials 2025 net sales, by business and geographic region, are as follows:
Building Technologies provides solutions for the non‑residential, residential, and repair‑and‑remodel construction markets. The business delivers integrated systems designed to support energy efficiency, durability, and comfort. Building Technologies solutions span the full building envelope and interior including TYVEK® house wrap, STYROFOAM™ insulation, and CORIAN® solid surface. Its products are designed to endure the full life of a structure: continuous insulation helps cut thermal leaks, wall systems reduce mold risk, and interior finishes are ultra-hygienic and flexible. These technologies enable customers to meet a range of performance requirements and regulatory demands across diverse construction applications.

Industrial Technologies specializes in the design and production of engineered components, systems, and process solutions used in critical OEM and operational applications across industrial end markets such as automotive, aerospace, printing, and packaging. The segment focuses on light-weighting vehicles, enhancing safety and efficiency, and improving reliability, durability, and performance for next-generation vehicle, aircraft and industrial platforms. The product portfolio offers precision-engineered shapes and components, specialized lubrication systems, structural bonding solutions, and industrial printing plates for use in demanding production environments. Industrial Technologies offers a variety of well-known brands, such as Vespel® shapes and parts, MOLYKOTE® specialty lubricants, BETAFORCE™ and BETASEAL™ structural adhesives, and Cyrel® flexographic printing plates. These products help customers minimize downtime, improve product performance, and reduce the total cost of ownership in complex industrial applications.

CORPORATE
Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses and other costs not absorbed by reportable segments. Corporate also includes DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture.

The costs of the M&M Businesses, Aramids Business, and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, Aramids Business, and Electronics Business, do not meet the criteria for discontinued operations and remain reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will or continues to undertake post-closing of the M&M Divestitures, Aramids Divestiture, and Electronics Separation, and for which it is or will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding future reimbursable indirect costs, remediation costs associated with divested businesses, and is adjusted for significant items.

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

COMPETITION
The markets in which the Company participates are served by a variety of competitors including multinational companies with significant sales, marketing, research, and financial capabilities, as well as well-established regional companies. Within these markets, competition is driven by product innovation, technological advancement, sustainable practices, pricing strategies, customer services and a changing regulatory landscape. The Company provides its customers with extensive support and technical and testing services, in addition to new product development informed by specific industry technological, sustainability and regulatory needs and evolving customer demands. The Company believes that its proprietary product and process technologies, robust product and application development pipelines, well-known brands, customer intimacy, global manufacturing capability, and local service capability help strengthen its competitive position and enable it to compete successfully.

SOURCES AND AVAILABILITY OF MAJOR RAW MATERIALS
The Company uses a wide variety of raw materials in the manufacturing of products. The prices of raw materials, including the price of energy, are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions and inflationary cost pressures. The Company actively works to mitigate impacts of such conditions.

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

SEASONALITY
Certain of the Company's sales are seasonal as construction market demand for North America in Building Technologies generally increases in the second and third fiscal quarters.

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

The protection afforded by patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country and type of patent protection. The term of these patents is approximately twenty years from the filing date in general, but varies depending on country and type of patent protection. DuPont's patent estate may be leveraged to align with the Company’s strategic priorities within and across product lines. At December 31, 2025, the Company owned about 6,100 patents and patent applications globally, about 4,700 of which are associated with the Company's continuing operations. More than 70 percent of the Company’s patent estate associated with its continuing operations has a remaining term of more than 5 years.

Trademarks: The Company owns or licenses many trademarks that have significant recognition at the consumer retail level and/or the product line level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

ENVIRONMENTAL REGULATORY MATTERS
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. For more information see: (1) Environmental Proceedings, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations, (3) Notes 1 and 16 to the Consolidated Financial Statements.

HUMAN CAPITAL
As of December 31, 2025, the Company employed approximately 15,000 people worldwide, approximately 1,700 of which are dedicated to the Aramids Business. Approximately 18 percent of employees were in Asia Pacific, 24 percent were in EMEA, 8 percent were in Latin America and 50 percent were in the U.S and Canada. Within the United States, about 4,000 employees were in non-exempt or hourly-rate positions.

DuPont believes that the ability to attract, motive and retain talent at all levels is fundamental to its success. The Company’s aim is to create an environment that fully supports the needs of its employees providing opportunity for financial and career growth, an inclusive and collegial experience and purpose in doing work that matters, through:

Training and Professional Development
The Company has prioritized learning and career development opportunities for leaders and all employees. The Company offers a wide set of training, education and development opportunities, both formally and informally, throughout the year. All employees take part in a mix of on-the-job training and appropriate learning and training opportunities focusing on topics that are the most critical and relevant to each employee's job function. Employees have the freedom to create meaningful development plans, identify goals, and take steps to achieve them. The Company’s annual goal process asks employees to identify three key goals related to business contributions and one goal focused on self-development.

DuPont invests in leadership development. DuPont provides programming to equip leaders with the skills needed to support our employees through effective leadership. Annually, senior leadership identifies key talent based on performance, potential and aspiration to develop for advancement.

Promoting a Respectful and Welcoming Culture
The Company is committed to ensuring fair access to growth and fulfillment opportunities for its employees and to positively impacting communities in which it operates. In furtherance of these commitments, the Company supports several employee-led resource groups which are open to all employees.

DuPont regularly gathers feedback from our employees and analyzes its progress. Annually, an enterprise-wide engagement survey is conducted, which provides insight into employee morale and aspects of workplace culture like core values, commitment to ethical behavior, teamwork and employee development.

Emphasizing the Importance of Health, Safety and Well-Being
DuPont employees have access to online health resources through the Company's global wellness provider to help them improve their overall well-being, including a health assessment, healthy habit building and tracking, videos and content to reduce stress and increase resilience, nutrition guides, company wellness challenges, and financial wellness education. The Company provides no-cost Employee Assistance Program ("EAP") services to all employees globally and their immediate household members. All employees also have the support of the Company’s Health Services teams, which provides onsite and internet-based services to support and monitor the health and welfare of employees. The Company’s larger manufacturing and research sites have onsite clinics where employees can get occupational care, first aid treatment, travel vaccinations and referrals for off-site medical care. The Company continuously strives for zero workplace injuries, occupational illnesses and incidents. The Company’s safety metrics are continually measured against this goal. Health Services also assesses health risks across DuPont to find out which health concerns are most important to the Company's employees, conducts medical surveillance exams based on occupational risks and regulatory compliance priorities flagged by DuPont’s Environmental, Health and Safety team.

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

Corporate governance information, including DuPont’s amended and restated charter, amended and restated bylaws, corporate governance guidelines, Board committee charters, and code of business conduct and ethics, is available under Corporate Governance in the "For Investors" section of the Company’s website. Information on DuPont’s sustainability strategy and related policies, programs, initiatives, goals and progress is available under Sustainability in the "About Us" section of its website. Nothing on the DuPont websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.

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

Risks Relating to the Qnity Distribution, M&M Divestitures, N&B Transaction, the DWDP Distributions and the Aramids Divestiture

If the Qnity Distribution, together with certain related transactions, including the cash distribution Qnity made to DuPont prior to the Qnity Distribution, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then DuPont could be subject to significant tax liability.
DuPont received an opinion of counsel as a condition to the Qnity Distribution, in form and substance acceptable to DuPont, substantially to the effect that, among other things, the Qnity Distribution along with certain related transactions will qualify for non-recognition treatment under the Internal Revenue Code of 1986, as amended (the “Code”, and such opinion, the “Tax Opinion”). The Tax Opinion relied on certain facts, assumptions, and undertakings, and certain representations from DuPont and Qnity, regarding the past and future conduct of each of their respective businesses and other matters. Notwithstanding the receipt of the Tax Opinion, the Internal Revenue Service (the “IRS”) could determine on audit that the Qnity Distribution and/or certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the Qnity Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinion. If the Qnity Distribution and/or certain related transactions fail to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law, it is expected that DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

Generally, corporate taxes resulting from the failure of the Qnity Distribution to qualify for tax-free treatment for U.S. federal income tax purposes would be imposed on DuPont. Under the Tax Matters Agreement, effective as of November 1, 2025, between DuPont and Qnity (the “Electronics Tax Matters Agreement”), the responsibility for such taxes may be allocated between DuPont and Qnity under certain circumstances and each of DuPont and Qnity may be obligated to indemnify the other against any such taxes imposed on it. To the extent that DuPont is responsible for any liability as a result of the failure of the Qnity Distribution and/or certain related transactions to qualify for non-recognition treatment for U.S. federal income tax purposes, there could be a material adverse impact on DuPont’s business, financial condition, results of operations and cash flows in subsequent reporting periods.

DuPont could incur additional tax liabilities if certain internal transactions undertaken in connection with the completed divestiture of a majority of the Mobility & Materials business to Celanese and divestiture of the Delrin® business to TJC (the “M&M Divestitures”), fail to qualify for their intended tax treatment.
Prior to the closing of the M&M Divestitures, DuPont engaged in certain internal reorganization activities to separate into and to separately align the legal entities holding the M&M Business and the Delrin® business for disposition. DuPont has recognized a tax liability pursuant to these reorganization activities related to the M&M Divestitures. However, if certain of these internal reorganization activities fail to qualify for their intended tax treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities. Pursuant to the Electronics Tax Matters Agreement, any such additional tax liabilities incurred by DuPont (if any) will be contractually allocated between DuPont and Qnity generally based on their respective Applicable Percentage, as defined in the Separation and Distribution Agreement, effective as of November 1, 2025, between DuPont and Qnity (the “Electronics Separation and Distribution Agreement”). The Applicable Percentage for DuPont is 56 percent and for Qnity is 44 percent.

The separation and combination of DuPont’s Nutrition & Biosciences business with IFF could result in a significant tax liability to DuPont.
The distribution by DuPont to its stockholders of all the issued and outstanding shares of N&B through the Exchange Offer (“N&B Distribution”) and the merger of N&B with a wholly-owned subsidiary of IFF (“N&B Merger”) are expected to be tax-free to DuPont stockholders for U.S. federal income tax purposes (except to the extent that cash was paid to DuPont stockholders in lieu of fractional shares pursuant to the N&B Merger Agreement), and the N&B Contribution, defined below, N&B Distribution, and the one-time payment from N&B to DuPont of approximately $7.3 billion (“Special Cash Payment”) are expected to result in no recognition of gain or loss by DuPont for U.S. federal income tax purposes.

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

If the N&B Contribution and N&B Distribution failed to qualify for the treatment described above, DuPont would be required to generally recognize a taxable gain on the transactions and stockholders of DuPont who receive N&B Common Stock (and subsequently, IFF Common Stock) would be subject to tax on their receipt of the N&B Common Stock. Additionally, if the Special Cash Payment or certain internal transactions related to the separation of the Nutrition & Biosciences business fail to qualify for their intended tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, DuPont could incur additional tax liabilities. Pursuant to the Electronics Tax Matters Agreement, such additional tax liabilities described in the preceding two sentences (if any) will be contractually allocated between DuPont and Qnity generally based on their respective Applicable Percentage.

Under the Tax Matters Agreement by and among DuPont, N&B and IFF, N&B or IFF is generally required to indemnify DuPont for any taxes resulting from the separation of the Nutrition & Biosciences business (and any related costs and other damages) to the extent such amounts resulted from (i) certain actions taken by N&B or IFF involving the capital stock of N&B or IFF or any assets of the N&B group (excluding actions required by the documents governing the proposed transactions), or (ii) any breach of certain representations and covenants made by N&B or IFF.

DuPont is subject to continuing contingent tax-related liabilities of Dow and Corteva following the DWDP Distributions.
After the DWDP Distributions, there are several significant areas where the liabilities of Dow and Corteva may become the Company’s obligations, either in whole or in part. For example, to the extent that any subsidiary of the Company was included in the consolidated tax reporting group of either TDCC or EIDP for any taxable period or portion of any taxable period ending on or before the effective date of the DWDP Merger, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of TDCC or EIDP, as applicable, for such taxable period.

In connection with the DWDP Distributions, DuPont, Dow and Corteva entered into a Tax Matters Agreement, as amended (the “DWDP Tax Matters Agreement”), that allocates the responsibility for prior period consolidated taxes among Dow, Corteva and DuPont. If Dow or Corteva are unable to pay any prior period taxes for which it is responsible; however, DuPont could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities. Pursuant to the Electronics Tax Matters Agreement, any tax liabilities allocated to DuPont pursuant to the DWDP Tax Matters Agreement will be contractually allocated between DuPont and Qnity generally based on their respective Applicable Percentage.

In connection with the DWDP Distributions, certain liabilities are allocated to or retained by DuPont through assumption or indemnification of Dow and/or Corteva, as applicable. If DuPont is required to make payments pursuant to these indemnities to Dow and/or Corteva, DuPont may need to divert cash to meet those obligations, and the Company’s financial results could be negatively impacted. In addition, certain liabilities are allocated to or retained by Dow and/or Corteva through assumption or indemnification, or subject to indemnification by other third parties. These indemnities may not be sufficient to insure the Company against the full amount of liabilities, including PFAS Stray Liabilities, allocated to or retained by it, and Dow, Corteva and/or third parties may not be able to satisfy their respective indemnification obligations in the future.
Pursuant to the DWDP Separation and Distribution Agreement, the Employee Matters Agreement, effective as of April 1, 2019, among DuPont, Dow and Corteva, and the DWDP Tax Matters Agreement (collectively, the “Core DWDP Agreements”), as well as the Letter Agreement, effective as of June 1, 2019, between DuPont and Corteva (the “Letter Agreement”), DuPont has agreed to assume, and indemnify Dow and Corteva for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business.

Third parties could also seek to hold DuPont responsible for any of the liabilities allocated to Dow and Corteva, including those related to EIDP’s materials science and/or agriculture businesses, or for the conduct of such businesses prior to the DWDP Distributions, and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Additionally, DuPont generally assumes and is responsible for the payment of the Company’s share of (i) certain liabilities of DowDuPont relating to, arising out of or resulting from certain general corporate matters of DuPont and (ii) certain separation expenses in connection with the DWDP Distributions not otherwise allocated to Corteva or Dow (or allocated specifically to it) pursuant to the Core DWDP Agreements, and third parties may seek to hold it responsible for Dow’s or Corteva’s share of any such liabilities. Dow and/or Corteva, as applicable, have agreed to indemnify it for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Dow and/or Corteva, as applicable, may not be able to fully satisfy their indemnification obligations. Even if DuPont ultimately succeeds in recovering from Dow and/or Corteva, as applicable, any amounts for which DuPont is held liable, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

Generally, as described in Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements, losses from liabilities related to discontinued and/or divested operations and businesses of EIDP that are not primarily related to its agriculture business or specialty products business (“Stray Liabilities”), are allocated to or shared by each of Corteva and DuPont. Stray Liabilities include liabilities arising out of actions to the extent related to or resulting from EIDP’s development, testing, manufacture or sale of per- or polyfluoroalkyl substances (“PFAS Stray Liabilities”), that are not otherwise defended and indemnified by Chemours.

At December 31, 2025, the Company has recorded an indemnification liability related to Stray Liabilities. The Company recognizes an indemnification liability when a loss is reasonably probable and can be reasonably estimated. While the Company has established processes and controls over the information to support its accounting for indemnification liabilities with each of Corteva and Dow, the Company is reliant on the accuracy, transparency, completeness and timeliness of information from the applicable party, either Corteva or Dow, that retains direct liability for the underlying matter. Estimating indemnified costs of environmental remediation and compliance activities is particularly difficult since such estimates are dependent on several factors, including the complexity of the geology; the nature of and activity at specific sites; the type of remedy; new and evolving analytical, operating and remediation technologies and techniques; agreed action plans; changes in environmental regulations; permissible levels of specific compounds in water, air or soil; enforcement theories and policies, including efforts to recover natural resource damages; the outcome of discussions with regulatory agencies and other potentially responsible parties (“PRPs”) at multi-party sites; and the number of, and financial viability of, other PRPs. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may be materially higher than our accruals.

At December 31, 2025, the Company had recorded indemnification assets related to Stray Liabilities and other matters. There can be no assurance that any such third party would have adequate resources to satisfy its indemnification obligation when due, or, would not ultimately be successful in claiming defenses against payment. Even if recovery from the third party is ultimately successful, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows. See discussion of the Core DWDP Agreements in Note 4 to the Consolidated Financial Statements and Litigation, Environmental Matters and Indemnifications in Note 16 to the Consolidated Financial Statements.

On January 22, 2021, DuPont, Corteva, EIDP and Chemours entered into a Memorandum of Understanding (the “MOU”), setting forth a cost sharing arrangement related to future eligible PFAS costs. The Company’s results of operations could be adversely affected by litigation and other commitments and contingencies, including expected performance under and impact of the cost sharing arrangement.
While the cost sharing arrangement under the MOU related to future PFAS eligible costs reduces uncertainty, the ultimate impact on the Company depends on a number of factors and uncertainties that include, but are not limited to: the achievement, terms and conditions of future agreements, if any, related to the cost sharing arrangement among the parties to the MOU; the outcome of any pending or future litigation related to PFAS or PFOA, including personal injury claims and natural resource damages claims; the extent and cost of ongoing remediation obligations and potential future remediation obligations, including under Comprehensive Environmental Response, Compensation and Liability Act; changes in laws and regulations applicable to PFAS chemicals, changes in applicable health advisory levels and in chronic reference doses for PFAS in drinking water; the performance by each of the parties to the MOU of their respective obligations under the cost sharing arrangement.

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

In connection with the Qnity Distribution, certain liabilities are allocated to or retained by DuPont through assumption or indemnification of Qnity. If DuPont is required to make payments pursuant to these indemnities to Qnity, DuPont may need to divert cash to meet those obligations, and the Company’s financial results could be negatively impacted. In addition, certain liabilities (including Qnity’s Applicable Percentage of any Legacy Liabilities (as defined in the Electronics Separation and Distribution Agreement)) are allocated to or retained by Qnity through assumption or indemnification of DuPont. These indemnities may not be sufficient to insure the Company against the full amount of liabilities allocated to or retained by it, and Qnity may not be able to satisfy its indemnification obligations in the future. The Company’s results of operations could be adversely affected if Qnity cannot or does not perform such obligations.
Pursuant to the Electronics Separation and Distribution Agreement, the Employee Matters Agreement, effective as of November 1, 2025, between DuPont and Qnity, and the Electronics Tax Matters Agreement (collectively, the “Core Electronics Agreements”), DuPont has agreed to assume, and indemnify Qnity for, certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact the Company’s business.

Third parties could also seek to hold DuPont responsible for any of the liabilities allocated to Qnity pursuant to the Core Electronics Agreements and such third parties could seek damages, other monetary penalties (whether civil or criminal) and/or other remedies. Qnity has agreed to indemnify DuPont for such liabilities; however, such indemnities may not be sufficient to protect it against the full amount of such liabilities or from other remedies, and Qnity may not be able to fully satisfy its indemnification obligations.

In addition, the Electronics Separation and Distribution Agreement and that certain assignment agreement, effective as of November 1, 2025, between DuPont and Qnity (the “Legacy Liabilities Assignment Agreement”) provide that, among other things, each of DuPont and Qnity are responsible for their respective Applicable Percentage of certain legacy and other liabilities (including Legacy Liabilities (as defined in the Corteva Letter Agreement), funding obligations of DuPont under the MOU, legacy PFAS liabilities and liabilities related to businesses and operations of DuPont that were previously discontinued or divested).

However, there can be no assurance that Qnity would have adequate resources to satisfy its obligations in full when due under the Core Electronics Agreements or Legacy Liabilities Assignment Agreement. Even if ultimately satisfied in full, DuPont may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, financial condition, results of operations and cash flows.

If the Corteva Distribution or the Dow Distribution, in each case, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax and indemnification liability.
The completed DWDP Distributions were each conditioned upon the receipt of an opinion of counsel regarding the qualification of the applicable distribution along with certain related transactions as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Code (such opinions, the “DWDP Tax Opinions”). The DWDP Tax Opinions relied on certain facts, assumptions, and undertakings, and certain representations from the Company, Dow and Corteva, as applicable, as well as the IRS Ruling (as defined below). Notwithstanding the DWDP Tax Opinions and the IRS Ruling, the IRS could determine on audit that either, or both, of the DWDP Distributions and certain related transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the DWDP Distributions should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the DWDP Tax Opinions.

Even if the Corteva Distribution or the Dow Distribution otherwise constituted a tax-free transaction to stockholders under Section 355 of the Code, the Company could be required to recognize corporate level tax on such distribution and certain related transactions under Section 355(e) of the Code if the IRS determines that, as a result of the DWDP Merger or other transactions considered part of a plan with such distribution, there was a 50 percent or greater change in ownership in the Company, Dow or Corteva, as relevant. In connection with the DWDP Merger, the Company sought and received a private letter ruling from the IRS regarding the proper time, manner and methodology for measuring common ownership in the stock of the Company, EIDP and TDCC for purposes of determining whether there was a 50 percent or greater change of ownership under Section 355(e) of the Code as a result of the DWDP Merger (the “IRS Ruling”). The DWDP Tax Opinions relied on the continued validity of the IRS Ruling and representations made by the Company as to the common ownership of the stock of TDCC and EIDP immediately prior to the DWDP Merger, and concluded that there was not a 50 percent or greater change of ownership for purposes of Section 355(e) as a result of the DWDP Merger. Notwithstanding the DWDP Tax Opinions and the IRS Ruling, the IRS could determine that the Corteva Distribution, the Dow Distribution or a related transaction should nevertheless be treated as a taxable transaction to the Company if it determines that any of the Company’s facts, assumptions, representations or undertakings was not correct or that the Corteva Distribution or the Dow Distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the DWDP Tax Opinions that are not covered by the IRS Ruling.

Generally, corporate taxes resulting from the failure of a distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on the Company. Under the DWDP Tax Matters Agreement, Dow and Corteva are generally obligated to indemnify the Company against any such taxes imposed on it. However, if the Corteva Distribution or the Dow Distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the DWDP Merger and the DWDP Distributions, then under the DWDP Tax Matters Agreement, the Company and Corteva, on the one hand, and Dow, on the other hand, would share the tax liability resulting from such failure in accordance with the relative equity values of the Company and Dow on the first full trading day following the Dow Distribution, and the Company and Corteva would in turn share any such resulting tax liability in accordance with the relative equity values of the Company and Corteva on the first full trading day following the Corteva Distribution. Furthermore, under the terms of the DWDP Tax Matters Agreement, a party also generally will be responsible for any taxes imposed on the other parties that arise from the failure of either of the DWDP Distributions to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of certain related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to such party, or such party’s affiliates’, stock, assets or business, or any breach of such party’s representations made in connection with the IRS Ruling or in any representation letter provided to a tax advisor in connection with certain tax opinions, including the DWDP Tax Opinions, regarding the tax-free status of the DWDP Distributions and certain related transactions. To the extent that the Company is responsible for any liability under the DWDP Tax Matters Agreement, there could be a material adverse impact on the Company’s business, financial condition, results of operations and cash flows in future reporting periods. Pursuant to the Electronics Tax Matters Agreement, any tax liabilities allocated to DuPont pursuant to the DWDP Tax Matters Agreement will be contractually allocated between DuPont and Qnity generally based on their respective Applicable Percentage.

The timing and outcome of the Aramids Divestiture is subject to risk and uncertainties.
The Aramids Divestiture is expected to close around the end of the first quarter 2026, subject to customary closing conditions and receipt of regulatory approvals. Factors that could affect DuPont’s ability to realize the anticipated benefits from the Aramids Divesture include, but are not limited to: (i) the parties’ ability to meet expectations regarding the timing, completion (if at all), accounting and tax treatment of the proposed transaction, including (x) any failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction, (y) the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies that could impact the value, timing or pursuit of the proposed transaction, and (z) risks and costs and pursuit and/or implementation, timing and impacts to business operations of the separation of business lines in scope for the proposed transaction; and (ii) the impact of the Aramids Equity Consideration on DuPont’s results of operations.

Risks Relating to DuPont’s Business and Results of Operations

Supply chain and operational disruptions, including those that affect the Company's customers and suppliers, could significantly increase costs and expenses, adversely impact the Company’s sales and earnings and impact access to sources of liquidity.
DuPont’s operations require the continued availability of energy and raw materials and rely on third-party suppliers, contract manufacturers and service providers. The Company’s supply chains are complex and extend across multiple countries in all regions of the world, and, therefore, are subject to global economic and geopolitical dynamics and risks.

Supply chain and operational disruptions, plant and/or power outages, labor shortages and/or strikes, geo-political activity, weather events and natural disasters, manmade disasters, perceived or actual global health risks or pandemics, governmental, legislative or regulatory actions, or other business continuity events, could adversely affect the Company's operations as well as the operations of its customers and suppliers. Depending on the length and severity of disruption, DuPont's ability to meet demand and its commitments to customers and suppliers; and access the liquidity markets could be seriously impacted and adversely affect the Company's operating profit or cash flows. In addition, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines. To address this risk, generally, the Company seeks to have many sources of supply for key raw materials in order to avoid significant dependence on any one or a few suppliers. In addition, and where the supply market for key raw materials is concentrated, DuPont takes additional steps to manage its exposure to supply chain risk and price fluctuations through, among other things, negotiated long-term contracts some which include minimum purchase obligations. However, there can be no assurance that such mitigation efforts will prevent future difficulty in obtaining sufficient and timely delivery of certain raw materials.

DuPont takes actions to offset the effects of higher energy and raw material costs, which are subject to global supply and demand and other factors beyond the Company's control, through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. As a result, volatility in these costs may negatively impact the Company’s business, results of operations, financial condition and cash flows.

DuPont’s financial results may be materially and adversely impacted by a variety of factors that have not yet been determined, including potential impairments of goodwill and other assets. DuPont, when necessary, will take actions, including reducing costs, restructuring actions, and delaying certain capital expenditures and non-essential spend. In addition, the Company may consider reductions in force or furloughing operations in response to declines in demand and/or supply chain disruptions. There can be no guarantee that such actions would significantly mitigate the impact on the company’s business, results of operations, access to sources of liquidity or financial condition and the Company may experience materially adverse impacts to its business, results of operations, financial condition and cash flows as a result of related global economic impacts, including inflationary pressures that have occurred and may continue to occur in the future.

DuPont may not realize the anticipated benefits of current or future share repurchase authorizations and any failure to repurchase the Company’s common stock after DuPont has announced its intention to do so may negatively impact the Company’s stock price.
Under the $2B Authorization approved in the fourth quarter 2025 or any future share repurchase authorizations, DuPont may make share repurchases through a variety of methods, including open share market purchases or privately negotiated transactions off market, including additional ASR agreements in accordance with applicable federal securities laws. The timing and amount of any repurchases, if any, will depend on factors such as the stock price, economic and market conditions, and corporate and regulatory requirements. Any failure to repurchase shares after the Company has announced its intention to do so may negatively impact DuPont’s reputation, investor confidence and the price of the Company’s common stock. In November 2025, DuPont entered a $500 million ASR transaction under the $2B Authorization. See Liquidity & Capital Resources for more information regarding the $500 million ASR transaction.

The existence of share repurchase authorization(s) could cause the price of the Company’s common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for DuPont stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of DuPont common stock may decline below the levels at which DuPont repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the programs.

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
DuPont relies on centralized and local information technology and physical networks and systems, some of which are managed or accessible by third parties, to process, transmit and store electronic information, and to otherwise manage or support its business. Additionally, the Company collects, stores, processes, uses and has access to certain data, including proprietary business and personal information or data that is subject to privacy and security laws, regulations, orders and controls or rules imposed by customer or other contracts. The processing and storage of personal information is increasingly subject to privacy and data security regulations, and many such regulations are country- or territory-specific. The interpretation and application of data protection laws in the U.S., Europe, including the EU General Data Protection Regulation, Asia Pacific, Latin America and elsewhere are continuing to evolve and may be different across these jurisdictions. The Company seeks to implement these requirements in a compliant manner. Violations of these laws or standards could result in criminal or civil sanctions, investigations, or enforcement actions. Even the mere allegation of such violations could harm the Company’s ability to do business, its results of operations, financial position and reputation.

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

Like other major corporations, DuPont is the target of cyber-attacks, from time to time, which include phishing, spam emails, hacking, social engineering, industrial espionage and malicious software. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, risks from previous cybersecurity incidents have not materially affected the Company, including its strategy, results of operations or financial condition. Although, there can be no assurance that DuPont will not suffer such losses in the future.

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

Any one or more of the above factors could significantly affect the Company’s business, results of operations, financial condition and cash flow.

An impairment of goodwill or intangible assets could negatively impact the Company’s financial results.
In connection with completed acquisitions, DuPont has recorded goodwill and other intangible assets on our balance sheet. As a result of the DWDP Merger and related acquisition method of accounting, EIDP’s assets and liabilities were remeasured and DowDuPont recognized them at fair value. Since certain of the Company’s assets at December 31, 2025 are heritage EIDP or were subsequently acquired, declines, if any, in projected cash flows could have a material, negative impact on the fair value of the Company’s reporting units and assets. Refer to Note 14 of the Consolidated Financial Statements for further information regarding future impairment risk for the Protection reporting unit.

In accordance with US GAAP, at least annually, or more frequently if impairment indicators are identified, DuPont must assess both goodwill and indefinite-lived intangible assets for impairment. Intangible assets with finite lives are tested for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. If testing indicates that goodwill or intangible assets are impaired, their carrying values will be written down based on fair values with a charge against earnings. Where DuPont utilizes discounted cash flow methodologies in determining fair values, significant negative industry or economic trends and forecasts (including projected revenue growth, EBITDA, capital expenditures, weighted average cost of capital, terminal growth rates, and the tax rates), disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of the Company’s business, divestitures, market capitalization declines or increases in associated discount rates may impair our goodwill and other intangible assets. When DuPont utilizes the market approach in determining fair values, adverse changes in projected EBITDA and derived multiples from comparable market transactions may impair our goodwill. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact the Company’s business, results of operations, financial condition and cash flows.
DuPont has stated that it will actively manage its portfolio and continually evaluate opportunities to optimize its mix of businesses to align with its growth objectives. At times, DuPont may engage in M&A activities including reviewing acquisition opportunities, responding to incoming inquiries, and evaluating strategic alternatives for its businesses. These activities may or may not result in a transaction. If DuPont is unable to successfully integrate and develop acquired businesses, DuPont could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the Company’s financial results. DuPont expects to continually review the Company’s portfolio of assets for contributions to the Company’s objectives and alignment with the Company’s growth strategy. The Letter Agreement limits DuPont’s ability to separate certain businesses and assets to third parties without assigning certain of its indemnification obligations under the DWDP Separation and Distribution Agreement to the transferee of such businesses and assets or meeting certain other alternative conditions. Following the Qnity Distribution, the Minimum EBITDA (as defined in the Letter Agreement) in respect of DuPont is reset at $1.4 billion. DuPont may be unable to meet the conditions under the Letter Agreement, if applicable. Even if the conditions under the Letter Agreement are met or are not applicable, DuPont may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may affect the Company’s earnings. Moreover, DuPont might incur asset impairment charges related to acquisitions or divestitures that reduce the Company’s earnings. In addition, if the execution or implementation of acquisitions, divestitures, alliances, joint ventures and other portfolio actions is not successful and/or the Company fails to effectively manage its cost as its portfolio evolves, it could adversely impact the Company’s business, results of operations, financial condition and cash flows.

Failure to maintain a streamlined operating model and sustain operational improvements may reduce the Company’s profitability or adversely impact the Company’s business, results of operations, financial condition and cash flows.
The Company’s profitability and margin growth will depend in part on the Company’s ability to maintain a streamlined operating model and drive sustainable improvements, through among other actions, leveraging technology, as well as artificial intelligence and machine learning (“AI”) and consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. A variety of factors may adversely affect the Company’s ability to realize the targeted cost synergies, including failure to successfully optimize the Company’s facilities footprint, the failure to take advantage of the Company’s global supply chain, the failure to identify and eliminate duplicative programs. There can be no assurance that DuPont will be able to achieve or sustain any or all of the cost savings generated from restructuring actions.

The Company’s results are affected by its ability to foresee and respond to competitive conditions and customer preferences.
Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing trends to stay competitive; (iii) changes in customer preferences, order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases which may be affected by announced price changes and other factors outside of the Company’s control; (iv) availability and cost of raw materials and energy, as well as the Company’s ability and success in passing through increases in such costs; (v) levels of economic growth in the geographic and end use markets served by the Company; (vi) changes in buying patterns thought to be temporary destocking could be indicative of loss of market share and (vii) the mega-trends in digital transformation, connectivity, automation and ethics, environmental impact and sustainability driven purchasing decisions.

Demand for product offerings that customers, end users, or other stakeholders across the healthcare, water, construction, and industrial markets, determine support their respective business and/or market strategy is expected to continue to increase, driven by end-user and customer demand, investor preference, and government legislative and market- and product-specific actions. Failure to timely react to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice.

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

Competition for employees can be intense. If the Company is unable to successfully integrate, motivate and reward its employees, it may not be able to retain them or attract new employee in the future which could adversely impact the Company’s ability to compete effectively. The Company may be required to increase salary and/or benefits to attract top performers, which could significantly increase the Company’s costs and adversely impact its results of operations.

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
DuPont conducts business globally in about 50 countries. The percentage of net sales generated by the international operations of DuPont, including U.S. exports, was approximately 53 percent of net sales on a continuing operations basis for the year ended December 31, 2025. DuPont expects the percentage of the Company’s net sales derived from international operations to continue to be significant.

The Company’s international operations expose it to fluctuations in foreign currencies relative to the U.S. dollar, which could adversely affect the Company’s results of operations. As of the year ended December 31, 2025, the Company’s largest currency exposures are the European euro, Chinese renminbi, Japanese yen, Canadian dollar and Indian rupee. U.S. dollar fluctuations against foreign currency have an impact to commercial prices and raw material costs in some cases and could result in local price increases if the price or raw material costs is denominated in U.S. dollar.

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
Trade regulations, policies and disputes as well as geopolitical changes and trends such as populism, protectionism and economic nationalism can and have resulted in increased tariffs and trade barriers, which can and have limited DuPont’s ability to sell certain products to certain customers, and have otherwise impacted its global supply and distribution chains and research and development activities. The extent, duration or escalation in specific trade tensions, such as between the U.S. and China, or in the global trade conflict more broadly, could be harmful to global economic growth, increase market uncertainty and volatility and adversely impact the Company’s business in or with China or other countries. The resulting impact on general economic conditions and on DuPont’s business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and DuPont’s ability to change its supply chains or otherwise execute its sourcing model to offset the effects of the tariffs and other trade barriers.

In addition, the Company is subject to export control and economic sanctions laws and regulations that restrict the delivery of some products and services to certain countries (and nationals thereof), to certain end users, and for certain end uses. These restrictions have and may in the future prohibit the transfer of certain of DuPont’s products, services and technologies, and have and may in the future require us to obtain a license from the U.S. government before delivering the controlled item or service. Obtaining export licenses may be difficult, costly and time-consuming, and DuPont may fail to receive licenses it applies for on a timely basis or at all. The Company must also comply with export control and economic sanctions laws and regulations imposed by other countries. DuPont’s export and trade control compliance program may be ineffective or circumvented, exposing us to legal liabilities. Compliance with these laws could significantly limit the Company’s sales in the future.

Ultimately, changes in, and responses to, U.S. trade controls have the potential to reduce the competitiveness of DuPont products and cause sales to decline, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Such risks may be especially exacerbated as they relate to China and Hong Kong, a market that represented approximately 10 percent of the Company’s consolidated net sales for the year ended December 31, 2025.

On April 4, 2025, the Company announced that it was aware of a report that the State Administration for Market Regulation of the People’s Republic of China (“SAMR”) initiated an investigation in connection with the Company’s Tyvek® business. SAMR has suspended the antitrust investigation process. DuPont Tyvek® sales to China in full year 2025 were approximately 1 percent of DuPont’s 2025 consolidated net sales.

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
DuPont’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of the Company’s tax exposures and various other governmental enforcement initiatives. The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities. The impact, if any, of these audits to the Company’s unrecognized tax benefits is not estimable. The Company’s tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of the Company’s deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law in the United States. Among other changes to the Code, the IRA imposes a 15 percent corporate alternative minimum tax on certain corporations (the “CAMT”). Changes in tax laws or regulations, including further regulatory developments in connection with the IRA; multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (“OECD”) including the OECD’s Global Anti-Base Erosion (“GloBE”) rules under Pillar Two, which introduces a global minimum corporate tax rate set at 15 percent on multinational enterprises; and the OECD’s, European Commission’s and other major jurisdiction’s heightened interest in and taxation of large multi-national companies, increase tax uncertainty and could impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes to and the potential interdependency of the United States or foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on DuPont’s results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA modifies international corporate income tax law by, among other things, changing the tax rates for certain Global Intangible Low-Taxed Income (now known as Net CFC Tested Income) and Foreign-Derived Intangible Income (now known as Foreign Derived Deduction Eligible Income), modifying the allocation of expenses in calculating foreign tax credits, as well as changing foreign tax credit limitations. The OBBA introduced complex changes and it is possible that future clarifications of the provisions could create additional complexities and challenges. However, the Company believes that the overall impact of the OBBBA will not be material to its ongoing effective tax rate.

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

Like other major corporations, DuPont is the target of cyber-attacks from time to time. However, risks from previous cybersecurity incidents, have not materially affected the Company, including its strategy, results of operations or financial condition. For additional information about risks related to cybersecurity, see the risk factor "The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption of the Company’s information technology or network systems and other business disruptions” in Item 1A. Risk Factors of this Annual Report.

Governance
Roles and Responsibilities
Cybersecurity is an important part of our risk management processes and an area of focus for DuPont’s Board of Directors and management. The CIO and the CISO are primarily responsible for assessing and managing material risks from cybersecurity threats. The CIO has three years of cybersecurity experience, including one year with DuPont, and the CISO has seventeen years of cybersecurity experience, both in the private and public sectors, including over four years with DuPont. Each of the CIO and CISO maintain industry recognized credentials relevant to their roles.

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

The Company has investments in property, plant and equipment related to global manufacturing operations. The number of manufacturing sites at December 31, 2025 is as follows:

Geographic Region	Healthcare & Water Technologies	Diversified Industrials [3]	Total [1]
Asia Pacific	5	10	15
EMEA [2]	8	7	15
Latin America	3	1	4
U.S. & Canada	18	30	48
Total	34	48	82
1. Sites that are used by multiple segments are included more than once in the figures above.
2. Europe, Middle East, and Africa.
3. Diversified Industrials includes 7 sites that are dedicated to the Aramids Business.

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

New Jersey Directive PFAS
This matter is resolved by the proposed Judicial Consent Order with the State of New Jersey reached in August 2025. See Note 16 to the Consolidated Financial Statements for more information.

Spruance Site, Richmond, Virginia-EPA Notice to Show Cause
On March 25, 2025, Region 3 of EPA issued a Notice to Show Cause letter to the Company's Spruance facility in Richmond, Virginia. The letter alleges violations of the Resource Conservation and Recovery Act ("RCRA") relating to the storage of hazardous waste at the site as well as alleged discharges of hazardous waste to the subsurface groundwater from an on-site impoundment. The Company is engaged in discussions with the EPA regarding this matter.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

DuPont de Nemours, Inc.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE under the ticker symbol "DD."

In connection with the Electronics Separation, on November 1, 2025, DuPont shareholders received one share of common stock of Qnity for every two shares of common stock of DuPont held at the close of business on October 22, 2025. On November 6, 2025, the Company’s Board of Directors declared a dividend of $0.20 per share of DuPont common stock which was paid on December 15, 2025 to shareholders of record on November 28, 2025. The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company's Board of Directors.

During 2025, the Board of Directors authorized and paid quarterly dividends of $0.41 per share to shareholders of record in the first, second, and third quarters, respectively.

During 2024, the Board of Directors authorized and paid quarterly dividends of $0.38 per share to shareholders of record in the first, second, third and fourth quarters, respectively.

At January 31, 2026, there were 55,987 stockholders of record.

See Part III, Item 11. Executive Compensation for information relating to the Company’s equity compensation plans.

Issuer Purchases of Equity Securities
In the fourth quarter of 2025, the Company’s Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”).

The following table provides information regarding purchases of the Company's common stock by the Company during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$2B Authorization
October	—	$—	—	$—
November [1]	10,217,114	$39.15	10,217,114	$1,500
December	—	$—	—	$1,500
Fourth Quarter 2025	10,217,114	$39.15	10,217,114	$1,500
1. In November 2025, DuPont entered into accelerated share repurchase agreements with one counterparty for repurchase of about $500 million of common stock (the "Q4 25 ASR Transaction"), under the $2B Authorization. DuPont received initial deliveries of 10.2 million shares of DuPont common stock at a price per share of $39.15, which were retired immediately and recorded as an increase to accumulated deficit of $400 million. In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in a delivery of approximately 2 million shares which were retired immediately and will be recorded as an increase to accumulated deficit in the first quarter of 2026. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction. See Note 18 to the Consolidated Financial Statements for additional information.

Stockholder Return
The form of the chart presented below is in accordance with the requirements of the U.S. Securities and Exchange Commission. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. The chart illustrates the cumulative total return of the Company's stock based on a presumed investment of $100 on December 31, 2020 and a presumption that all dividends were reinvested. The chart does not reflect the Company's forecast of future financial performance.

Cumulative Total Return	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
DuPont	$100.00	$117.92	$104.89	$123.26	$127.85	$168.51
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Industrials	$100.00	$121.12	$114.48	$135.24	$158.87	$189.72

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes to enhance the understanding of the Company’s operations and present business environment. Components of management’s discussion and analysis of financial condition and results of operations include:

•Overview
•Analysis of Operations
•Result of Operations
•Segment Results
•Outlook
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Estimates
•Long-Term Employee Benefits
•Environmental Matters

OVERVIEW
As of December 31, 2025, the Company has $1.7 billion of net working capital and $0.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continued operations. The Company continually assesses its liquidity position, including possible sources of incremental liquidity, in light of the current economic environment, capital market conditions and Company performance.

Electronics Separation
On November 1, 2025, the Company completed the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). As a result, the financial results of the divested Electronics Business are reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

Aramids Divestiture
On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (the “Aramids Divestiture”) to Arclin, a portfolio company of an affiliate of TJC LP, (“TJC”), in return for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million in the future Arclin holding company that will hold the Arclin global materials business and the Aramids business being divested. The transaction is expected to close around the end of the first quarter 2026, subject to customary closing conditions and receipt of regulatory approvals. As a result, the financial results of the Aramids business being divested are reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods.

2025 Segment Realignments
Effective in the first quarter of 2025, in preparation for the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the first quarter of 2025 which changed the manner in which the Company reported financial results by segment, (the "Q1 2025 Segment Realignment"). As a result, starting in the first quarter of 2025 and until the Electronics Separation, the businesses separated as part of the Electronics Separation were reported separately from the Industrials businesses of DuPont.

Effective in the fourth quarter of 2025, following the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments which changed the manner in which the Company reports its financial results (the "Q4 2025 Segment Realignment"), creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. The results of operations discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the segment information in the Consolidated Financial Statements, are reflective of the impact of the Q4 2025 Segment Realignment and reflect the two segment reporting structure for all periods presented.

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the previously announced divestiture of the majority of the historical Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). On February 18, 2022, the Company announced that its Board of Directors approved of the divestiture of the Delrin® acetal homopolymer (H-POM) business (the "Delrin® Divestiture"). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable of $350 million and acquired a 19.9 percent noncontrolling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments related to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Delrin® Divestiture together with the divestiture of the majority of the historic Mobility & Materials segment in 2022 (collectively the "M&M Divestitures" and the businesses in scope for the M&M Divestitures collectively the "M&M Businesses") represent a strategic shift that has a major impact on DuPont's operations and results.

The M&M Divestitures, Aramids Divestiture, and Electronics Separation represent strategic shifts with related major impacts on DuPont's operations and results and are reported as discontinued operations.

The Consolidated Financial Statements present the financial position of DuPont as of December 31, 2025 and 2024, the results of operations of DuPont for the years ended December 31, 2025, 2024 and 2023, and the Consolidated Statements of Cash Flows giving effect to the M&M Divestiture, Aramids Divestiture, and Electronics Separation as if each had occurred on January 1, 2023, with the historical financial results of the businesses divested as part of the aforementioned divestitures (the "M&M Businesses", “Aramids Business”, and “Electronics Business”) reflected as discontinued operations, as applicable. The comprehensive income related to the M&M Businesses, Aramids Business, and Electronics Business has not been segregated and are included in the Consolidated Statements of Comprehensive Income, for the years ended December 31, 2025, 2024 and 2023, as applicable. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of discontinued operations

Sinochem Acquisition
On October 10, 2025, DuPont completed the acquisition of Sinochem (Ningbo) RO Memtech Co., Ltd. ("Sinochem") for a net purchase price of $56 million (the “Sinochem Acquisition”). Sinochem is a reverse osmosis manufacturer located in China and the Asia Pacific region. Sinochem is part of Water Technologies within the Healthcare & Water Technologies segment. See Note 3 to the Consolidated Financial Statements for additional information.

Donatelle Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC ("Donatelle"), for a net purchase price of $365 million (the "Donatelle Acquisition") which includes immaterial adjustments for acquired cash and net working capital. The net purchase price also included the estimated fair value for a contingent earn-out liability of $40 million. Donatelle is a medical device company specializing in the design, development and manufacture of medical components and devices. Donatelle is part of Healthcare Technologies within the Healthcare & Water Technologies segment. See Note 3 to the Consolidated Financial Statements for additional information.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum manufactures flexible packaging products, plastic and silicone extrusions, and components for the industrial, food and medical business sectors throughout the United States and international markets. Spectrum is primarily reported in the Healthcare Technologies business within the Healthcare & Water Technologies segment. The net purchase price was approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. See Note 3 to the Consolidated Financial Statements for additional information.

ANALYSIS OF OPERATIONS
Qnity Distribution
In connection with the Qnity Distribution, DuPont has entered into certain agreements that provide for the allocation of DuPont’s assets, employees, liabilities and obligations among DuPont and Qnity, and provides a framework for DuPont’s relationship with Qnity following the Distributions. In connection with the Electronics Separation, effective November 1, 2025, DuPont and/or certain of its affiliates entered into certain agreements with Qnity and/or certain of its affiliates, including each of the following:

•Separation and Distribution Agreement - entered into a Separation and Distribution Agreement (the "Electronics Separation and Distribution Agreement") that sets forth, among other things, the agreements between the Company and Qnity regarding the principal transactions necessary to effect the Qnity Distribution. It also sets forth other agreements that govern certain aspects of the Company’s and Qnity’s ongoing relationship after the completion of the Qnity Distribution.
•Tax Matters Agreement - entered into a Tax Matters Agreement with Qnity (the “Electronics Tax Matters Agreement”). The Electronics Tax Matters Agreement governs the Company’s and Qnity’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•Employee Matters Agreement - entered into an Employee Matters Agreement with Qnity (the “Employee Matters Agreement”). The Employee Matters Agreement identifies employees and employee-related liabilities (and attributable assets) contractually allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Company and Qnity as part of the Distribution and describes when and how the relevant transfers and assignments occur or will occur.
•Intellectual Property Cross-License Agreement - entered into an Intellectual Property Cross-License Agreement with Qnity, effective as of November 1, 2025 (the “IP Cross-License Agreement”). The IP Cross-License Agreement sets forth the terms and conditions pursuant to which the Company and Qnity may use, following the Distribution, certain patents, know-how (including trade secrets), copyrights and software contractually allocated to the other party under the Electronics Separation and Distribution Agreement in the conduct of their respective businesses and natural evolutions thereof. The Company also licenses to Qnity certain engineering, safety, health and environmental standards that are contractually allocated to the Company under the Electronics Separation and Distribution Agreement and used by Qnity’s businesses as of the Distribution.
•Transition Services Agreement - entered into Transition Services Agreements with Qnity (the “Transition Services Agreements”). Pursuant to the Transition Services Agreements, the Company is providing certain transitional services to Qnity and Qnity is providing certain transitional services to the Company. The companies will reimburse each other for services provided.
•Legacy Liabilities Assignment Agreement - The Company entered into an assignment agreement with Qnity, effective as of November 1, 2025 (the “Legacy Liabilities Assignment Agreement”). Pursuant to the Legacy Liabilities Assignment Agreement, the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of any Legacy Liabilities (as defined in that certain Letter Agreement, dated as of June 1, 2019, by and between the Company (f/k/a DowDuPont Inc.) and Corteva, Inc. (the “Letter Agreement”) and any funding obligations of the Company under that certain Memorandum of Understanding, dated as of January 22, 2021, by and among the Company, Corteva, Inc., E. I. du Pont de Nemours and Company and The Chemours Company (the "MOU"), including with respect to the funding of the escrow account thereunder, will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). For more information on the Letter Agreement and the MOU, see the discussion in Note 16 to the Consolidated Financial Statements.

On December 2, 2025, DuPont and Qnity determined and agreed, pursuant to the Electronics Separation and Distribution Agreement, dated as of November 1, 2025, that the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of DuPont is 56 percent and of Qnity is 44 percent.

Post Electronics Separation Capital Structure
In connection with the Electronics Separation, Qnity paid a cash distribution to DuPont of approximately $4.1 billion. See Note 15 to the Consolidated Financial Statements for more information. DuPont undertook a series of transactions to achieve its intended post-Electronics Separation capital structure by, among other actions, repaying approximately $4.0 billion aggregate principal amount of its senior notes. For more information, see the discussion below of Liquidity & Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dividends
The Company’s Board of Directors authorized and the Company paid cash dividends on its outstanding common stock in each calendar quarter of 2025 and 2024. See Part II, Item 5 for information on cash distributions.

Share Buyback Programs
In the third quarter of 2023, DuPont entered into a $2 billion ASR which completed in the first quarter of 2024, repurchasing 27.9 million shares at an average price of $71.67 per share. This $2 billion ASR transaction completed DuPont's $5 billion share repurchase program announced in 2022.

In the first quarter 2024, the Company’s Board of Directors approved a $1 billion share repurchase program The Company completed a $500 million ASR transaction in the second quarter of 2024 under the program, repurchasing 6.9 million shares at an average price of $71.96 per share. The $500 million authority remaining under the program expired on June 30, 2025.

In the fourth quarter of 2025, the Company’s Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”). Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including accelerated share repurchase (“ASR”) transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. In the fourth quarter of 2025, DuPont entered into an ASR agreement with one counterparty for repurchase of about $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, whereby the counterparty is required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 10.2 million shares of DuPont common stock at a price per share of $39.15, which were retired immediately and recorded as an increase to accumulated deficit of $400 million. In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in the delivery of approximately 2 million shares of DuPont common stock, which were retired immediately and will be recorded as an increase to accumulated deficit in the first quarter of 2026. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction.

See the discussion under Liquidity and Capital Resources starting on page 44 for more information.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $4 million and $8 million, respectively, as an increase to accumulated deficit for the years ended December 31, 2025 and 2024, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements (the “2022 Swaps”) with an aggregate notional principal amount totaling $1.0 billion to hedge changes in the fair value of the Company’s fixed-rate notes due 2038 attributable to interest rate change movements. These swaps effectively convert interest on the hedged portion of the 2038 Notes to a floating rate based on the Secured Overnight Financing Rate ("SOFR") through November 2032. The 2022 Swaps expire on November 15, 2032 and are carried at fair value. At inception, the 2022 Swaps were designated as a hedge.

On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt recorded in "Sundry income (expense) – net" in the Consolidated Statements of Operations. The remaining $49 million basis adjustment is amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the 2038 Notes. The basis adjustment amortization recorded to "Interest expense" in the Consolidated Statement of Operations for the year ended December 31, 2024 was $1 million.

Similarly, in November 2025 DuPont redeemed an additional $226 million aggregate principal of its 2038 Notes in accordance with their terms and the special mandatory redemption feature of the Debt Exchange. Refer to Note 15 to the Consolidated Financial Statement for additional information on the Debt Exchange. At the time of the redemption, the total amount recorded as a cumulative fair value basis adjustment on the 2038 notes was a loss of $46 million, of which $11 million was recognized as a component of the loss from partial extinguishment of debt recorded in “Sundry income (expense) – net” in the Consolidated

Statements of Operations. As a result of the accelerated redemption, the fair value basis adjustment equaled approximately $35 million and the basis adjustment amortization recorded to "Interest expense" in the Consolidated Statement of Operations for the year ended December 31, 2025, was $2 million.

Following its actions in the fourth quarter 2025 to achieve its post-Electronics Separation capital structure $774 million aggregate principal amount of the Company's 2038 Notes remained outstanding. To align the swap notional amount with the remaining debt, on November 3, 2025, the Company settled 23 percent of the notional of the 2022 Swaps related to the 2038 Notes for $10 million, representing the allocated fair value at settlement inclusive of accrued interest.

In November 2025, the Company redesignated 77 percent of the original 2022 Swaps as a partial-term fair value hedge of the remaining $774 million of the 2038 Notes through November 2032. No changes were made to the swap terms in connection with the redesignation. Upon redesignation, changes in the fair value of the hedging instruments and the hedged portion of the debt attributable to changes in the benchmark interest rate are recorded in "Interest expense" in the Consolidated Statements of Operations. As of December 31, 2025, the only interest rate swaps outstanding are the redesignated 77 percent portion of the 2022 Swaps. The hedging instrument is presented at fair value within “Other noncurrent obligations,” with accrued interest presented in “Accrued and other current liabilities” in the Consolidated Statements of Operations.

In addition to the 2022 Swaps, the Company entered into two forward‑starting fixed‑to‑floating interest rate swap agreements in June 2024 (the “2024 Swaps”) that were not designated as hedging instruments. The Company settled 30 percent of the 2024 Swap notional related to the 2048 Notes in September 2025 for approximately $20 million, representing the allocated fair value at the time of settlement. In November 2025, the Company settled the remaining 70 percent of the 2024 Swap notional related to the 2048 Notes and 100 percent of the 2024 Swap notional related to the 2038 Notes for a total of $92 million, also representing their respective fair values at the time of settlement.

Gains and losses related to interest rate swaps not designated as hedges, including the non‑designated periods of the 2022 Swaps and the 2024 Swaps, were recorded in “Sundry income (expense) – net” in the Consolidated Statements of Operations. The Company recognized a gain of $31 million for the year ended December 31, 2025 and a loss of $138 million for the year ended December 31, 2024. Cash flows associated with the settlement of non‑designated swaps are reflected within “Cash provided by operating activities – continuing operations” in the Consolidated Statements of Cash Flows.

See Note 21 of the Consolidated Financial Statements for additional information.

Restructuring Programs
Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the planned separation of the future Electronics company and the future New DuPont company, (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $69 million inception-to-date, consisting of severance and related benefit costs of $52 million, $12 million of asset related charges and $5 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $34 million at December 31, 2025 recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $147 million inception-to-date, recognized in "Restructuring and asset related charges – net" in the Company's Consolidated Statements of Operations, comprised of $89 million of severance and related benefit costs and asset related charges of $58 million. At December 31, 2025, total liabilities related to the 2023-2024 Restructuring Program were $10 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $69 million inception-to-date, comprised of $55 million of severance and related benefit costs and asset related charges of $14 million. The Company recorded pre-tax restructuring $2 million for the year ended December 31, 2024 and charges of $10 million for the year ended December 31, 2023.

Cost Sharing MOU
On January 22, 2021, the Company, Corteva, EIDP and Chemours entered into a binding Memorandum of Understanding (the “MOU”), pursuant to which the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS arising out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of qualified spend (as defined in the MOU) is equal to $4 billion or (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of this sharing arrangement, Chemours will bear 50 percent of any qualified spend and the Company and Corteva shall together bear 50 percent of any qualified spend. As of December 31, 2025, the Company has recorded an indemnification liability of $185 million in connection with the cost sharing arrangement related to future eligible PFAS costs. This excludes amounts related to the State of New Jersey matters discussed in Note 16 to the Consolidated Financial Statements.

Pursuant to the Legacy Liabilities Assignment Agreement, 44% of any funding obligations of the Company under the MOU will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

Total pre-tax charges of $235 million, $46 million and $487 million related to the MOU are reflected as a loss from discontinued operations for the year ended December 31, 2025, 2024 and 2023, respectively, in the Company's Consolidated Statements of Operations.

The increase in pre-tax charges for the year ended December 31, 2025 compared to 2024 is primarily driven by the proposed Judicial Consent Order with the State of New Jersey (the "NJ Settlement"), agreed by Chemours, Corteva and DuPont in August 2025. The NJ Settlement is pending final judicial order. DuPont recorded a pre-tax charge of $186 million in 2025.

The decrease in pre-tax charges for the year ended December 31, 2024 compared to 2023 is primarily driven by the definitive agreement reached in June 2023 by Chemours, Corteva, EIDP and DuPont to comprehensively resolve all PFAS-related claims of a defined class of U.S. public water systems, (the “Water District Settlement Agreement”) for $1.185 billion in cash to be paid to a Qualified Settlement Fund, (the “Water District Settlement Fund”). The settlement became final in the second quarter 2024 and the Company’s total contribution, including interest, of $408 million was paid in 2024.

See Note 16 to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Summary of Sales Results	For the Years Ended December 31,
In millions	2025	2024	2023
Net sales	$6,849	$6,719	$6,614

Sales Variances by Segment and Geographic Region - As Reported
	For the Year Ended December 31, 2025					For the Year Ended December 31, 2024
Percentage change from prior year	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Healthcare & Water Technologies	—%	1%	7%	1%	9%	—%	—%	(6)%	8%	2%
Diversified Industrials	(1)	—	(1)	(1)	(3)	—	(1)	1	1	1
Total	(1)%	—%	3%	—%	2%	—%	—%	(2)%	4%	2%
U.S. & Canada	—%	(1)%	1%	1%	1%	—%	—%	(1)%	8%	7%
EMEA [1]	(1)	2	4	1	6	(1)	1	(1)	1	—
Asia Pacific	(1)	—	5	(4)	—	(1)	(2)	(3)	—	(6)
Latin America	(2)	—	3	—	1	—	—	(8)	5	(3)
Total	(1)%	—%	3%	—%	2%	—%	—%	(2)%	4%	2%
1. Europe, Middle East and Africa.

2025 versus 2024
The Company reported net sales for the year ended December 31, 2025 of $6.8 billion, up 2 percent from $6.7 billion for the year ended December 31, 2024, due to a 3 percent increase in volume partially offset by a 1 percent decrease due to local price and product mix. The volume increase was driven by Healthcare & Water Technologies (up 7 percent) partially offset by Diversified Industrials (down 1 percent). Local price and product mix was flat within Healthcare & Water Technologies and down 1 percent in Diversified Industrials.

2024 versus 2023
The Company reported net sales for the year ended December 31, 2024 of $6.7 billion, up 2 percent from $6.6 billion for the year ended December 31, 2023, due to a 4 percent increase in portfolio partially offset by a 2 percent decrease in volume. The volume decrease was driven by Healthcare & Water Technologies (down 6 percent) partially offset by Diversified Industrials (up 1 percent). Portfolio increased within Healthcare & Water Technologies (up 8 percent) and in Diversified Industrials (up 1 percent).

Cost of Sales
Cost of sales was $4.5 billion for both the year ended December 31, 2025 and December 31, 2024. Cost of sales for the year ended December 31, 2025 primarily reflects increased sales volume mostly offset by productivity initiatives.

Cost of sales as a percentage of net sales for the year ended December 31, 2025 was 65 percent compared with 67 percent for the year ended December 31, 2024.

For the year ended December 31, 2024, cost of sales was $4.5 billion, up from $4.4 billion for the year ended December 31, 2023. Cost of sales increased for the year ended December 31, 2024 primarily due to increased sales volume and lower raw material, logistics and energy costs.

Cost of sales as a percentage of net sales for the years ended December 31, 2024 and December 31, 2023 was flat at 67 percent.

Research and Development Expense ("R&D")
R&D expense was $193 million for the year ended December 31, 2025, down from $203 million for the year ended December 31, 2024 and up from $192 million for the year ended December 31, 2023. R&D as a percentage of net sales was consistent at 3 percent for the years ended December 31, 2025, 2024 and 2023.

Selling, General and Administrative Expenses ("SG&A")
For the year ended December 31, 2025, SG&A expenses totaled $1,019 million, up from $976 million in the year ended December 31, 2024 and $891 million for the year ended December 31, 2023. SG&A as a percentage of net sales was 15 percent for the years ended December 31, 2025 and 2024 and 13 percent for the year ended December 31, 2023.

The increase in SG&A cost in 2025 compared to 2024 was primarily due to higher personnel related expenses and growth investments. The increase in SG&A costs in 2024 compared with 2023 was primarily due to higher variable compensation and incremental cost from the Spectrum Acquisition and Donatelle Acquisition.

Amortization of Intangibles
Amortization of intangibles was $291 million, $294 million and $267 million for the years ended December 31, 2025, 2024 and 2023, respectively. The slight decrease in amortization of intangibles in 2025 compared to 2024 was primarily due to the absence of amortization in 2025 from fully amortized assets partially offset by the amortization of the intangible assets acquired in the Donatelle Acquisition in the third quarter of 2024. The increase in amortization of intangibles in 2024 compared to 2023 was primarily due to the amortization of the intangible assets acquired in the Spectrum Acquisition in the third quarter of 2023. See Note 14 to the Consolidated Financial Statements for additional information on intangible assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $151 million, $57 million and $99 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2024, DuPont recorded a pre-tax charge related to the Transformational Separation-Related Restructuring Program in the amount of $69 million. For the years ended December 31, 2024 and 2023, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $59 million and $89 million, respectively. For the year ended December 31, 2024, DuPont recorded a pre-tax benefit related to the 2022 Restructuring Program in the amount of $2 million and for the year ended December 31, 2023, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program of $10 million.

During the fourth quarter of 2025, due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on certain fixed assets and equity method investments. After the Electronics Separation, the Company evaluated a previously capitalized consolidation system due to uncertainties around implementation timing, as well as potential developments and changes to technologies in the marketplace and concluded the use of the consolidation system could no longer be considered probable. As a result, due to the specificity of the design related to the system, the Company determined that the uncompleted system had a fair value of zero and recorded a pre-tax charge of $73 million in "Restructuring and asset related charges - net" in the Consolidated Statement of Operations for the year ended December 31, 2025.

As a result of the aforementioned analysis, the Company recorded an additional pre-tax, non-cash impairment charges of $10 million to write-down the value of a certain equity method investment. The charge was recognized in “Restructuring and asset related charges-net” in Consolidated Statements of Operations for the year ended December 31, 2025.

See Note 6 to the Consolidated Financial Statements for additional information. Inventory write-offs associated with restructuring programs are recorded to "Cost of sales” in the Consolidated Statements of Operations.

Goodwill Impairment Charges
For the years ended December 31, 2025 and 2024, there were no goodwill impairment charges related to continuing operations. For the year ended December 31, 2023, there was a goodwill impairment charge of $668 million related to the Diversified Industrials segment. See Note 14 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2025, there was a goodwill impairment charge of $768 million related to the Aramids Business which is presented in discontinued operations. For the year ended December 31, 2023, there was an impairment charge of $136 million related to the Aramids Business which is presented in discontinued operations.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs were $203 million, $90 million and $19 million for the years ended December 31, 2025, 2024 and 2023, respectively. Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2025, these costs were primarily related to the Electronics Separation and preparations for the Aramids Divestiture. For the year ended December 31, 2024, these costs were primarily related to the Electronics Separation. For the year ended December 31, 2023, these costs were primarily related to Spectrum Acquisition.

Equity in (Loss) Earnings of Nonconsolidated Affiliates
The Company's share of the loss of nonconsolidated affiliates was $7 million and $6 million and for the years ended December 31, 2025 and 2024, respectively. The Company's share of the earnings of nonconsolidated affiliates was $1 million for the year ended December 31, 2023. The decrease in earnings of nonconsolidated affiliates for the year ended December 31, 2025 and 2024 compared to 2023 is primarily due to adding Derby Group Holdings LLC as a nonconsolidated affiliate in November 2023.

Sundry Income (Expense) - Net
Sundry income (expense) - net includes a variety of income and expenses such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. "Sundry income (expense) – net" for the year ended December 31, 2025 was $14 million of income compared with $111 million of expense and $80 million of income in the years ended December 31, 2024 and 2023, respectively.

The year ended December 31, 2025 included a $31 million net gain related to interest rate swap activity including mark-to-market adjustments and $98 million of interest income, partially offset by $114 million loss on debt extinguishment. The increase in interest income period over period is due to activity surrounding the Electronics Separation, including proceeds from the Notes that were invested prior to the separation date and distributions that were invested after the separation date.

The year ended December 31, 2024 included a $138 million net loss related to interest rate swap activity including mark-to-market adjustments and a $74 million loss on debt extinguishment, partially offset by $74 million of interest income. The decrease in interest income period over period is due to the decreased cash balance in 2024.

The year ended December 31, 2023 included interest income of $155 million and a $11 million net gain on divestiture and sales of other assets, primarily related to a land sale within Healthcare & Water Technologies segment, partially offset by foreign currency exchange losses of $77 million.

See Note 7 to the Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $313 million, $366 million, and $396 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in interest expense in 2025 compared to 2024 is primarily due to the changes in capital structure during 2025, partially offset by commercial paper borrowings. For more information see the discussion below of Liquidity & Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Provision for (benefit from) Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. For the year ended December 31, 2025, the Company's effective tax rate was 51.0 percent on pre-tax income from continuing operations of $200 million. The effective tax rate for the year ended December 31, 2025, was principally driven by U.S. taxation of foreign operations, the geographic mix of earnings and the tax impacts of separation costs.

For the year ended December 31, 2024, the Company's effective tax rate was 182.1 percent on pre-tax income from continuing operations of $117 million. The effective tax rate for the year ended December 31, 2024, was principally driven by the geographic mix of earnings offset by the U.S. taxation of foreign operations as well as certain discrete tax expenses, including the settlement in the second quarter of an international tax audit for which the Company is partially indemnified. In addition, there was a $103 million tax expense recorded in connection with an internal restructuring.

For the year ended December 31, 2023, the Company's effective tax rate was 77.7 percent on pre-tax loss from continuing operations of $279 million. The effective tax rate differential was principally the result of $324 million tax benefit recorded in connection with an internal restructuring, partially offset by the non-tax-deductible goodwill impairment charge of $140 million in the fourth quarter of 2023.

The underlying factors affecting the Company’s overall tax rate are summarized in Note 8 to the Consolidated Financial Statements.

SEGMENT RESULTS
The revenues and certain expenses of the M&M Divestitures, Aramids Business, and Electronics Business are classified as discontinued operations in the current and historical periods.

The costs of the M&M Businesses, Aramids Business, and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, Aramids Business, and Electronics Business, do not meet the criteria for discontinued operations and are reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will or continues to undertake post-closing of the M&M Divestitures, Aramids Divestiture, and Electronics Separation, and for which it is or will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

On August 1, 2023, the Company completed the previously announced Spectrum Acquisition. Spectrum is primarily reported in the Healthcare Technologies business within the Healthcare & Water Technologies segment.

On July 28, 2024, DuPont completed the Donatelle Acquisition. Donatelle is part of Healthcare Technologies within the Healthcare & Water Technologies segment.

On October 10, 2025, the Company completed the Sinochem Acquisition. Sinochem is a reverse osmosis manufacturer located in China and the Asia Pacific region. Sinochem is part of Water Technologies within the Healthcare & Water Technologies segment.

Effective in the fourth quarter of 2025, following the Electronics Separation, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments which changed the manner in which the Company reports its financial results, creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. The results of operations discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the segment information in the Consolidated Financial Statements, are reflective of the impact of the Q4 2025 Segment Realignment. The Consolidated Financial Statements reflect the two segment reporting structure for all periods presented.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding future reimbursable indirect costs, remediation costs associated with divested businesses, and is adjusted for significant items.

HEALTHCARE & WATER TECHNOLOGIES

Healthcare & Water Technologies	For the Years Ended December 31,
In millions	2025	2024	2023
Net sales	$3,233	$2,976	$2,919
Operating EBITDA	$972	$844	$866
Equity earnings	$2	$1	$1

Healthcare & Water Technologies	For the Years Ended December 31,
Percentage change from prior year	2025	2024
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	1	—
Volume	7	(6)
Portfolio & other	1	8
Total	9%	2%

2025 Versus 2024
Healthcare & Water Technologies net sales were $3,233 million for the year ended December 31, 2025, up 9 percent from $2,976 million for the year ended December 31, 2024. Net sales increased due to a 7 percent increase in volume, a 1 percent increase in portfolio actions, and a 1 percent favorable currency impact. Within Healthcare Technologies, volume gains were driven by broad-based growth led by medical packaging and biopharma. Within Water Technologies, volume gains were driven by strength in industrial and municipal water markets.

Operating EBITDA was $972 million for the year ended December 31, 2025, up 15 percent compared with $844 million for the year ended December 31, 2024 primarily due to volume growth and productivity, partially offset by growth investments.

2024 Versus 2023
Healthcare & Water Technologies net sales were $2,976 million for the year ended December 31, 2024, up 2% percent from $2,919 million for the year ended December 31, 2023. Net sales increased due to an 8 percent increase in portfolio offset by a 6 percent decline in volume. Healthcare & Water Technologies had volume declines mainly due to channel inventory destocking, primarily in medical packaging products within healthcare markets and water distributor inventory destocking from weaker industrial demand in China. The portfolio impact reflects the August 2023 acquisition of Spectrum and the July 2024 acquisition of Donatelle.

Operating EBITDA was $844 million for the year ended December 31, 2024, down 3% percent compared with $866 million for the year ended December 31, 2023 primarily due to driven by decreased volumes and higher variable compensation offset by productivity and savings from restructuring actions.

DIVERSIFIED INDUSTRIALS

Diversified Industrials	For the Years Ended December 31,
In millions	2025	2024	2023
Net sales	$3,616	$3,743	$3,695
Operating EBITDA	$800	$839	$792
Equity earnings	$(1)	$1	$—

Diversified Industrials	For the Years Ended December 31,
Percentage change from prior year	2025	2024
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	—%
Currency	—	(1)
Volume	(1)	1
Portfolio & other	(1)	1
Total	(3)%	1%

2025 Versus 2024
Diversified Industrials net sales were $3,616 million for the year ended December 31, 2025, down 3 percent from $3,743 million for the year ended December 31, 2024 due to a 1 percent declines in volume, local price and product mix, and portfolio actions. The decline in volume was driven by Building Technologies, partially offset by increase in volumes for Industrial Technologies. Building Technologies volume declines were due to ongoing weakness in construction markets. Industrial Technologies volume increases were led by growth in aerospace markets, automotive and consumer goods packaging. The portfolio decline related to exit of the Tedlar® business from participation in the photovoltaic end market in late 2024.

Operating EBITDA was $800 million for the year ended December 31, 2025, down 5 percent compared with $839 million for the year ended December 31, 2024 driven by the impact of volume declines, with some offset from cost productivity.

2024 Versus 2023
Diversified Industrials net sales were $3,743 million for the year ended December 31, 2024, up 1 percent from $3,695 million for the year ended December 31, 2023 due to a 1 percent increase in volume and a 1 percent increase in portfolio actions, partially offset by a 1 percent unfavorable currency impact. Volume increases were primarily due to increases in volumes for Industrial Technologies mainly due to growth in automotive and aerospace markets, as well as volume growth in consumer product packaging. The small portfolio increase reflects the non-healthcare portion of the August 2023 Spectrum acquisition within Industrial Technologies. The unfavorable currency impact is primarily driven by the Japanese yen and Chinese yen, partially offset by the Euro.

Operating EBITDA was $839 million for the year ended December 31, 2024, up 6% percent compared with $792 million for the year ended December 31, 2023 driven by increased sales volumes and a positive portfolio impact partially offset by an unfavorable currency.

2026 OUTLOOK
For the full year 2026, the Company expects continued growth within Healthcare driven by broad-based strength in medical packaging applications and medical devices. In Water, the Company expects continued growth primarily driven by demand for reverse osmosis and ion exchange within industrial and municipal water markets. Within Building Technologies, after a year of market declines, the Company expects 2026 to be about flat, on stabilization within US construction markets. In Industrial Technologies, the Company expects low-single digit growth year over year driven by strength in aerospace and demand recovery within markets served by DuPont's remaining industrial-based product lines.

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

In millions	December 31, 2025	December 31, 2024
Cash and cash equivalents	$715	$1,792
Total debt	$3,194	$7,171

The Company's cash and cash equivalents at December 31, 2025 and December 31, 2024 were $0.7 billion and $1.8 billion, respectively, of which $0.6 billion at December 31, 2025 and $1.1 billion at December 31, 2024 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The decrease in cash and cash equivalents at December 31, 2025 compared to December 31, 2024 was due to cash balance transferred to Qnity at separation, cash used to fund the $500 million ASR entered in the fourth quarter 2025, transaction costs related to the Electronics Separation, fees paid on the transactions discussed below under Debt Exchange, Consent Solicitation and Tender Offer, the Sinochem Acquisition and general corporate purposes. Refer to subsequent paragraphs for further discussion of the drivers of the change in cash and cash equivalents.

Total debt at December 31, 2025 and 2024 was $3.2 billion and $7.2 billion, respectively. The decrease was primarily due to the repayment of 2025 Notes of $1,850 million due in November 2025, the partial redemption of New Notes (as defined below) triggered by the Special Mandatory Redemption Event and the partial redemption of 2048 Notes as part of the Tender Offer (as defined below) partially offset by commercial paper borrowings.

As of December 31, 2025, the Company is contractually obligated to make future cash payments of $3.2 billion and $2.1 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2026. Related to interest, $165 million will be due in the next twelve months and the remainder will be due subsequent to 2026. The majority of interest obligations will be due in 2031 or later.

2024 Capital Structure Actions
On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes (the "2038 Notes"), in accordance with their terms. The partial redemption occurred on June 15, 2024, at the redemption price set forth in the indenture of the 2038 Notes. The Company funded the repayment with cash on hand. As a result of the early redemption of the debt, for the year ended December 31, 2024, the Company incurred a loss of approximately $74 million, which consisted of the redemption premium, write-off of the deferred debt issuance costs and the basis adjustment from fair value hedge accounting on the 2022 Swaps associated with this borrowing. See Note 21 for further detail on the 2022 Swaps.

Debt Exchange
In September 2025, in connection with the Electronics Separation, DuPont announced the commencement of offers to exchange any and all of its outstanding (i) 4.725% Notes due 2028, (ii) 5.319% Notes due 2038 and (iii) 5.419% Notes due 2048 (respectively, the “2028 Notes”, the “2038 Notes” and the “2048 Notes” and collectively, the “Existing Notes”) for new notes to be issued by DuPont (respectively, the “2028 New Notes”, the “2038 New Notes” and the “2048 New Notes” and collectively, the “New Notes” and the exchanges of notes collectively, the "Exchange Offers"). DuPont solicited consents from eligible holders of each series of Existing Notes (collectively, the "Consent Solicitations") to adopt certain proposed amendments to the indenture governing the Existing Notes to eliminate substantially all of the restrictive covenants and amend certain other provisions in such indenture with respect to each series of Existing Notes. The Exchange Offers expired on September 30, 2025 with all validly tendered 2028 Notes accepted for exchange, totaling approximately $1.58 billion, representing 70.42% of the outstanding amount. Therefore, sufficient consent was validly obtained on the 2028 Notes, and the proposed amendments were adopted. Sufficient consents to the proposed amendments were not received for the 2038 and 2048 Notes. The exchange offer was settled in October 2025 and in connection with the settlement of the Exchange Offers, DuPont issued $1.58 billion aggregate principal amount of the 2028 New Notes in exchange for the 2028 Notes tendered and accepted by DuPont, approximately $226 million aggregate principal amount of 2038 New Notes in exchange for the 2038 Notes tendered and accepted by DuPont and approximately $295 million aggregate principal amount of 2048 New Notes in exchange for the 2048 Notes tendered and accepted by DuPont.

Upon the completion of the Electronics Separation, the special mandatory redemption event was triggered under each series of New Notes (the "Special Mandatory Redemption Event"). As a result, DuPont was required to redeem $900 million principal amount of the 2028 New Notes, approximately $226 million principal amount of the 2038 New Notes and approximately $295 million principal amount of the 2048 New Notes (such redemption the "Special Mandatory Redemption"). The Company sent redemption notices to the holders of the New Notes on November 3, 2025 and the Special Mandatory Redemption was completed on November 7, 2025.

Consent Solicitation and Tender Offer
In November 2025, DuPont entered into a transaction support agreement (the “Transaction Support Agreement”) with certain noteholders (the “Supporting Holders”) that beneficially own $649 million (or approximately 83.9%) of the 2038 Notes and $1,118 million (or approximately 60.25%) of the 2048 Notes. DuPont agreed to launch and the Supporting Holders agreed to provide their consents with respect to their 2038 Notes and 2048 Notes in support of a solicitation of consents (the “Consent Solicitation”) with respect to the adoption of certain proposed amendments to the Indenture governing the applicable series of 2038 Notes and 2048 Notes and to tender $1,029 million aggregate principal amount of their 2048 Notes into a tender offer (the “Tender Offer”) to purchase for cash up to $739 million aggregate principal amount of the 2048 Notes (the "Tender Cap") at a purchase price equal to $1,000 per $1,000 aggregate principal amount of 2048 Notes plus accrued and unpaid interest (if any) thereon to, but excluding, the applicable settlement date of the Tender Offer. The requisite consents to adopt the proposed amendments were received and the Tender Offer was completed in November 2025. As a result of the Tender Offer, in November 2025, DuPont settled $739 million aggregate principal of the 2048 Notes.

The Exchange Offers and Consent Solicitation were accounted for as debt modifications and all creditor fees paid were capitalized and were set to amortize as an adjustment to “Interest expense” in the Consolidated Statement of Operations over the remaining term of the Existing Notes and New Notes. As a result of the Special Mandatory Redemption Event and Tender Offer, the respective Existing Notes and New Notes redeemed were derecognized at their carrying value. Related to the above activities, the Company incurred a loss of approximately $114 million to “Sundry income (expense) – net” in the Consolidated Statements of Operations, which consisted of the redemption premium, third party fees, write-off of deferred debt issuance costs, including capitalized creditor fees incurred as part of the Exchange Offers and Consent Solicitation and the basis adjustment from fair value hedge accounting on the Company’s interest rate swap agreements associated with the redeemed bonds.

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "2025 $1B Revolving Credit Facility"). The Company held another $1 billion 364-day revolving credit facility that expired in May 2025. There were no drawdowns of either facility during year ended December 31, 2025. The 2025 $1B 364-Day Revolving Credit Facility will be used for general corporate purposes.

In May 2025, the Company amended its $2.5 billion 5-year revolving credit facility (the "Five-Year Revolving Credit Facility") to extend the maturity date to April 2028. In addition, the committed credit amount under the Five-Year Revolving Credit Facility decreased to $2.0 billion upon the occurrence of the Electronics Separation.

The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2025
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five-Year Revolving Credit Facility [1]	April 2022	$2,000	$1,984	April 2028	Floating Rate
2025 $1B Revolving Credit Facility [2]	May 2025	1,000	1,000	May 2026	Floating Rate
Total Committed and Available Credit Facilities		$3,000	$2,984
1.The Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company’s commercial paper and letter of credit issuance.
2.The 2025 $1B Revolving Credit Facility is available to be used for general corporate purposes. The Company intends to enter into a new 364-day revolving credit facility in the second quarter 2026.

In November 2023, the $300 million Floating Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash on hand.

In November 2025, the $1,850 million Fixed Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash proceeds from the Electronics Separation.

Commercial Paper
In 2025 upon occurrence of the Electronics Separation, the Company reduced its authorized commercial paper program to $2,000 million from $2,500 million. At December 31, 2025, the Company had $60 million outstanding of commercial paper. At December 31, 2024 and 2023, the Company had no outstanding commercial paper.

New Jersey Settlement Agreement
The NJ Settlement is subject to the entry of a Judicial Consent Order ("JCO") by the Court. It is payable over 25 year. DuPont's initial payment will be due within 30 days of the entry of the JCO. See Note 16 to the Consolidated Financial Statements for additional information.

Sinochem Acquisition
On October 10, 2025, DuPont completed the Sinochem acquisition for a net purchase price of $56 million. The Company utilized existing cash balances to complete the acquisition.

Donatelle Acquisition
On July 28, 2024, DuPont completed the Donatelle Acquisition for a net purchase price of $365 million, which included the estimated fair value for a contingent earn-out liability of $40 million. The Company utilized existing cash balances to complete the acquisition.

Spectrum Acquisition
On August 1, 2023, the Company completed the Spectrum Acquisition for a net purchase price of approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. The Company utilized existing cash balances to complete the acquisition.

Water District Settlement Agreement
The Company utilized the MOU escrow account balance of approximately $100 million and cash on hand to make its $400 million contribution to the Water District Settlement Fund. The judgment became final in April 2024, therefore the $400 million contribution, plus interest, to the Water District Settlement Fund is reflected as a cash outflow within "Cash Flows from Discontinued Operations" during the year ended December 31, 2024. See Note 16 to the Consolidated Financial Statements for additional information.

Delrin® Divestiture
On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable of $350 million and acquired a 19.9 percent noncontrolling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments include $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. See Note 4 to the Consolidated Financial Statements for additional information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value and remuneration. At January 31, 2026, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	2025	2024	2023
(In millions) For the years ended December 31,
Cash provided by (used for) from continuing operations:
Operating activities	$560	$765	$845
Investing activities	$(374)	$(562)	$481
Financing activities	$(1,750)	$(1,826)	$(2,956)
Cash provided by discontinued operations	$421	$774	$698
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$11	$(62)	$(36)

Cash Flows provided by Operating Activities - Continuing Operations
Cash provided by operating activities of continuing operations was $560 million, $765 million and $845 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash provided by operating activities decreased in 2025 compared with 2024, primarily from cash paid to settle interest rate swaps, fees paid on the Debt Exchange, Consent Solicitation and Tender Offer and cash used by working capital. Cash provided by operating activities decreased in 2024 compared with 2023, primarily from higher net loss from continuing operations partially offset by improvements in net working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	December 31, 2025	December 31, 2024
In millions (except ratio)
Current assets	$3,719	$4,395
Current liabilities	1,991	3,765
Net working capital	$1,728	$630
Current ratio	1.87:1	1.17:1

Cash Flows used for/provided by Investing Activities - Continuing Operations
Cash used for investing activities of continuing operations was $374 million and $562 million in 2025 and 2024, respectively, compared to cash provided by investing activities of $481 million in 2023. The decrease in cash used for investing activities in 2025 versus 2024 is primarily attributable to change in cash paid for acquisitions in each year partially offset by higher capital expenditures.

The change in cash used for investing activities in 2024 versus cash provided by investing activities in 2023 is primarily attributable to the absence of proceeds received from sales and maturity of investments and absence of proceeds from the Delrin® Divestiture partially offset by less cash used for acquisitions in 2024. Cash provided by investing activities in 2023 is primarily attributable to the proceeds received from sales and maturity of investments and proceeds from the Delrin® Divestiture partially offset by the cash paid for Spectrum acquisition and capital expenditures.

Capital expenditures totaled $333 million, $285 million and $302 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company expects 2026 capital expenditures to be about $320 million. The Company may adjust its spending throughout the year as economic conditions develop.

Cash Flows used for Financing Activities - Continuing Operations
Cash used for financing activities of continuing operations in 2025 was $1,750 million compared to cash used for financing activities of $1,826 million and $2,956 million in 2024 and 2023, respectively. The decrease in cash used for financing activities in 2025 versus the 2024 is primarily attributable to the $4.1 billion cash distribution from Qnity largely offsetting higher payments on long-term debt during 2025 and cash transferred as part of the Qnity Distribution. The decrease in cash used in 2024 versus 2023 is primarily attributable to the decrease in share buyback activities partially offset by increased payments on long-term debt.

Cash Flows provided by Discontinued Operations
Cash provided by discontinued operations for the years ended December 31, 2025, 2024 and 2023 was $421 million, $774 million and $698 million, respectively. The activity for the year ended December 31, 2025, 2024 and 2023 Consolidated Statements of Cash Flows present the cash flows of the Aramids Business and the Electronics Business as discontinued operations. The activity for the year ended December 31, 2023, Consolidated Statements of Cash Flows present the cash flows of Delrin® as discontinued operations. Cash used from discontinued operations includes MOU activity, refer to Note 4 to the Consolidated Financial Statements for additional information.

Dividends
The following table provides dividends paid to common shareholders for the years ended December 31, 2025, 2024 and 2023:

Dividends Paid	December 31, 2025	December 31, 2024	December 31, 2023
In millions
Dividends paid, per common share	$1.43	$1.52	$1.44
Dividends paid to common stockholders	$597	$635	$651

Share Buyback Programs
In the third quarter of 2023, DuPont entered into a $2 billion ASR which it completed in the first quarter of 2024, repurchasing 27.9 million shares at an average price of $71.67 per share. This $2 billion ASR transaction completed DuPont's $5 billion share repurchase program announced in 2022.

In the first quarter 2024, the Company’s Board of Directors approved a $1 billion share repurchase program The Company completed a $500 million ASR transaction in the second quarter of 2024 under the program, repurchasing 6.9 million shares at an average price of $71.96 per share. The $500 million authority remaining under the program expired on June 30, 2025.

In November 2025, the Company's Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”). Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, which may include accelerated share repurchase transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

In the fourth quarter of 2025, DuPont entered into an ASR agreement with one counterparty for repurchase of about $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, whereby the counterparty is required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 10.2 million shares of DuPont common stock at a price per share of $39.15, which were retired immediately and recorded as an increase to accumulated deficit of $400 million. In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in the delivery of approximately 2 million shares of additional DuPont common stock, which were retired immediately and will be recorded as an increase to accumulated total deficit in the first quarter of 2026. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $4 million and $8 million, respectively, as an increase to accumulated deficit for the years ended December 31, 2025 and 2024.

See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 18 to the Consolidated Financial Statements, for additional information.

Pension and Other Post-Employment Plans
The Company's funding policy is to contribute to defined benefit pension plans based on pension funding laws and local country requirements. Contributions exceeding funding requirements may be made at the Company's discretion. The Company expects to contribute approximately $55 million to its pension plans in 2026. The amount and timing of the Company’s actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors, separations and distributions. See Note 19 to the Consolidated Financial Statements for additional information concerning the Company’s pension plans.

As of December 31, 2025, the Company is contractually obligated to make future cash contributions of $479 million related to pension and other post-employment benefit plans. $55 million will be due in the next twelve months and the remainder will be due subsequent to 2026 with the majority due subsequent to 2030.

Restructuring
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the post-separation DuPont company. The total expected pre-tax restructuring charges under the program, beginning in the first quarter of 2025 and continuing through 2026, are expected to be $90 million. The Company recorded pre-tax restructuring charges of $69 million inception-to-date, consisting of severance and related benefit costs of $52 million, asset related charges of $12 million and $5 million of accelerated stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $34 million at December 31, 2025 recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). For the years ended December 31, 2023 through December 31, 2025, DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $147 million, recognized in "Restructuring and asset related charges – net" in the Company's Consolidated Statements of Operations, comprised of $89 million of severance and related benefit costs and asset related charges of $58 million. At December 31, 2025, total liabilities related to the 2023-2024 Restructuring Program were $10 million for severance and related benefit costs, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Inventory write-offs for plant line closures in connection with the 2023-2024 Restructuring Program were $25 million in "Cost of sales" within the Consolidated Statements of Operations for the year ended December 31, 2025.

In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). For the years ended December 31, 2023 through December 31, 2025, DuPont recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $69 million, recognized in "Restructuring and asset related charges – net" in the Company's Consolidated Statements of Operations, comprised of severance and related benefit costs. Actions related to the 2022 Restructuring Program are complete.

See Note 6 to the Consolidated Financial Statements for more information on the Company's restructuring programs.

Other Off-balance Sheet Arrangements
The MOU Cost Sharing Agreement
In connection with the cost sharing arrangement entered into as part of the MOU, the companies agreed to establish an escrow account to support and manage potential future eligible PFAS costs. Subject to the terms of the arrangement, contributions to the escrow account will be made annually by Chemours, DuPont and Corteva through 2028. Over such period, Chemours will deposit a total of $500 million into the account and DuPont and Corteva, together, will deposit an additional $500 million pursuant to the terms of their existing Letter Agreement. DuPont's aggregate escrow deposits of $35 million, not including interest, at December 31, 2025, are reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheets.

Contingent upon the entry of the JCO related to the NJ Settlement, DuPont and Corteva will purchase Chemours’ interest in future, if any, insurance proceeds related to PFAS claims. DuPont and Corteva will make the purchase by contributing a total of $150 million ($106.5 million from DuPont, $43.5 million from Corteva) into an escrow fund ("NJ Escrow") to be applied to Chemours’ share of the NJ settlement.

NJ Settlement payments or releases from the NJ Escrow to make Settlement payments, as applicable, shall be deemed credited against each of DuPont, Corteva and Chemours’s respective PFAS MOU escrow obligations for that year. Each of DuPont, Corteva and Chemours’s 2025 PFAS MOU escrow funding obligation is suspended until the first payment of the NJ Settlement. See Note 16 to the Consolidated Financial Statements for more information.

As of December 31, 2025, the Company expects to make cash payments related to qualified PFAS spend of $32 million in the next twelve months. Additional information regarding the MOU and funding of the escrow account can be found in Note 16 to the Consolidated Financial Statements.

Pursuant to the Legacy Liabilities Assignment Agreement, 44% of any funding obligations of the Company under the MOU, including with respect to the funding of the escrow account thereunder, will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

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

Other Contractual Obligations
Purchase obligations represent enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement. As of December 31, 2025, the Company is contractually obligated to make future cash payments of $81 million related to purchase obligations, of which $59 million will be due in the next twelve months and the remainder will be due subsequent to 2026.

Lease obligations represent future finance and operating lease payments. As of December 31, 2025, obligations of future lease payments are $235 million, of which $57 million will be due in the next twelve months and remainder will be due subsequent to 2026.

Environmental remediation obligations represent costs for remediation and restoration with respect to environmental matters and Non-PFAS clean-up responsibilities. As of December 31, 2025, the Company is contractually obligated to make future cash payments of $119 million, of which $35 million will be due in the next twelve months and remainder will be due subsequent to 2026. See Note 16 to the Consolidated Financial Statements for more information.

Other miscellaneous obligations include liabilities related to deferred compensation and other noncurrent liabilities. As of December 31, 2025, the Company is contractually obligated to make future cash payments of $71 million related to other miscellaneous obligations, the majority of which is due subsequent to 2026.

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

The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. For plans, the long-term expected return on plan assets is determined using the fair value of assets.

The following table highlights the potential impact on the Company's pre-tax earnings due to changes in certain key assumptions with respect to the Company's pension and OPEB plans based on assets and liabilities on a continuing operations basis at December 31, 2025:

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

Income Taxes
The breadth of the Company's operations and divestiture activity and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the Company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the Company's tax assets and tax liabilities. It is reasonably possible that changes to the Company’s global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and the possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made. The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities. The impact, if any, of these audits to the Company’s unrecognized tax benefits is not estimable.

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

At December 31, 2025, the Company had a net deferred tax liability balance of $123 million, net of a valuation allowance of $664 million. Realization of deferred tax assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional details related to the deferred tax liability balance.

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022 and is effective to applicable corporations beginning in 2023. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), based on adjusted financial statement income of certain large corporations. Applicable corporations will be allowed to claim a credit for the minimum tax paid against regular tax in future years. The Company is an applicable corporation subject to the CAMT requirements however, the Company did not incur a CAMT liability for 2025 and 2024. The IRA also established an excise tax that imposes a 1 percent surcharge on stock repurchases, effective January 1, 2023. Refer to Note 18 to the Consolidated Financial Statements for further information on the 1 percent surcharge on stock repurchases.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The Company believes that the overall impact of the Act will not be material to its ongoing effective tax rate.

The OECD issued new administrative guidance, on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2 which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top up taxes. The package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year of 2027. We will continue to monitor U.S. and international legislative developments, including further announcements on the Side-by-Side package, to assess any potential impacts on our operations.

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

For purposes of goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. If the Company chooses not to complete a qualitative assessment for a given reporting unit or if the initial qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

If additional quantitative testing is performed, an impairment loss is recognized when the amount by which the carrying value of the reporting unit exceeds its fair value, limited to the amount of goodwill at the reporting unit. The Company determines fair values for each of the reporting units using a combination of the income approach and market approach.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following key assumptions, some of which are considered significant, including Level 3 unobservable inputs: projected revenue growth, EBITDA margin, capital expenditures, weighted average cost of capital, terminal growth rate, and the tax rate. These key assumptions are determined through evaluation of the reporting unit as a whole, underlying business fundamentals and industry risk. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.

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

Goodwill Impairment Testing at October 1, 2025
In the fourth quarter of 2025, at October 1, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to three of its reporting units and the quantitative assessment to two reporting units. The Company considered various qualitative factors that would have affected the estimated fair value of the reporting units, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested under the quantitative assessment, the results indicated that the estimated fair values of the reporting units exceeded their carrying values. These reporting units are sensitive to changes in the significant assumptions used in the analysis, including projected revenue growth, EBITDA margins, weighted average costs of capital and terminal growth rates.

Goodwill Impairment Testing Q1 2025 Segment Realignment
As part of the Q1 2025 Segment Realignment, the Company assessed and re-defined certain reporting units effective March 1, 2025, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. A combination of quantitative and qualitative goodwill impairment analyses was then performed for reporting units impacted by this new structure. As a result of the analysis performed after the Q1 2025 Segment Realignment, the Company concluded that the carrying amount of the Aramids reporting unit within the former IndustrialsCo segment exceeded its fair value resulting in a non-cash goodwill impairment charge of $768 million. The Company’s significant assumptions in the analysis include projected revenue growth, EBITDA margins, weighted average costs of capital and terminal growth rates and projected EBITDA and derived multiples from comparable market transactions for the market approach. As a result of the first quarter 2025 impairment charges, there is no remaining goodwill within the Aramids reporting unit.

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

As part of the 2025 Segment Realignment, the Company identified a triggering event within the Aramids business and assessed the indefinite-lived intangible assets and the long-lived assets of certain groups for impairment, noting no impairments were identified.

During the third quarter of 2025, in connection with the announcement of the Aramids Divestiture and due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on the Aramids business asset group. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges of $51 million to write-down the value of certain equity method investments. In addition, the Company determined that the estimated fair value of the Aramids business, less costs to sell, was lower than its carrying value and recorded a $437 million loss from classification to held for sale and a corresponding valuation allowance during the third quarter of 2025. The Company revised the estimated fair value, less costs to sell, of the Aramids business in the fourth quarter of 2025 and recorded an additional $7 million loss as a result of foreign currency changes among others. The Company will continue to revise the estimated fair value, less costs to sell, of the Aramids business between signing and the expected closing in 2026 to account for factors such as final selling costs, market changes affecting the seller note, currency fluctuations, and the finalization of the allocation of sales proceeds for tax purposes among others and any updates will impact the valuation allowance.

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

The Company contributed $6 million to its funded pension plans for the year ended December 31, 2025. The Company contributed $5 million and $9 million to its funded pension plans for the years ended December 31, 2024 and 2023, respectively. All values within this "Long-Term Employee Benefits" section are inclusive of balances and activity associated with discontinued operations.

The Company does maintain one U.S. pension benefit plan. This plan is a separate unfunded plan and these benefits are paid to employees from operating cash flows. The Company's remaining pension plans with no plan assets are paid from operating cash flows. The Company made benefit payments of $49 million, $46 million, and $57 million to its unfunded plans, including OPEB plans, for the years ended December 31, 2025, 2024 and 2023, respectively.

In 2026, the Company expects to contribute approximately $55 million to its funded pension plans and its remaining plans with no plan assets. The amount and timing of actual future contributions will depend on applicable funding requirements, discount rates, investment performance, plan design, and various other factors.

The Company's income can be affected by pension and defined contribution charges/(benefits) as well as OPEB costs. The following table summarizes the extent to which the Company's income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was affected by pre-tax charges related to long-term employee benefits, which include defined contributions and net periodic benefit costs (credits):

	For the Years Ended
In millions	December 31, 2025	December 31, 2024	December 31, 2023
Long-term employee benefit plan charges	$129	$123	$159

The above charges (benefit) for pension and OPEB are determined as of the beginning of each period. See "Pension Plans and Other Post-Employment Benefits" under the Critical Accounting Estimates section of this report for additional information on determining annual expense.

For 2026, long term employee benefit expense is expected to increase by about $12 million compared to 2025. The increase is mainly due to higher expected net periodic benefit costs.

ENVIRONMENTAL MATTERS
The Company operates global manufacturing, facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the Company monitors these changes closely. Company policy requires that all operations meet or exceed legal and regulatory requirements.

In addition, the Company implements various voluntary programs to reduce its environmental footprint, which include initiatives to reduce air emissions, and greenhouse gas ("GHG") emissions, minimize the generation of hazardous waste, decrease the volume of water used and discharged, increase the efficiency of energy use, and seek to avoid, eliminate or minimize substances of concerns.

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

Environmental Remediation
The Company has incurred environmental remediation costs, including indemnification remediation costs of $25 million, $21 million and $69 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Changes in the remediation accrual balance are summarized below:

In millions
Balance at December 31, 2023	$148
Remediation payments [1]	(7)
Net increase in remediation accrual [1]	6
Net change, indemnification [2]	(18)
Balance at December 31, 2024	$129
Remediation payments [1]	(14)
Net increase in remediation accrual [1]	4
Net change, indemnification [2]	5
Transferred to Qnity [3]	(5)
Balance at December 31, 2025	$119
1.Excludes indemnification remediation obligations and payments.
2.Represents the net change in indemnified remediation obligations based on activity pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement as discussed below and in Note 16 to the Consolidated Financial Statements. This is not inclusive of the environmental accrual related to eligible PFAS costs associated with the MOU of $134 million and $146 million as of December 31, 2025 and 2024, respectively.
3.Pursuant the Legacy Liabilities Assignment Agreement, certain sites and their respective liabilities were transferred to Qnity on November 1, 2025.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $271 million above the amount accrued as of December 31, 2025. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the Company.

Pursuant to the DWDP Separation and Distribution Agreement and the Letter Agreement discussed in Note 16 to the Consolidated Financial Statements, the Company indemnifies Dow and Corteva for certain environmental matters. The Company has recorded an indemnification liability of $87 million corresponding to the Company's accrual balance related to these matters at December 31, 2025. The indemnification liability is included in the total remediation accrual liability of $119 million.

Environmental Capital Expenditures
Capital expenditures for environmental projects, either required by law or necessary to meet the Company’s internal environmental goals, were $7 million for the year ended December 31, 2025. The Company currently estimates expenditures for environmental-related capital projects to be approximately $8 million in 2026.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s global operations are exposed to financial market risks relating to fluctuations in foreign currency exchange rates, commodity prices, and interest rates. The Company has established a variety of programs including the use of derivative instruments and other financial instruments to manage the exposure to financial market risks as to minimize volatility of financial results. In the ordinary course of business, the Company enters into derivative instruments to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. Following the Company’s actions in the fourth quarter to achieve its post-Electronics capital structure, the company elected to redesignate its 2022 Interest Rate Swaps to align the swap notional with the remaining 2038 Notes. For additional information on these derivatives and related exposures, see Note 21 to the Consolidated Financial Statements. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Foreign Currency Exchange Rate Risks
The Company has significant international operations resulting in a large number of currency transactions from international sales, purchases, investments and borrowings. The primary currencies for which the Company has an exchange rate exposure are the European euro ("EUR"), Chinese renminbi ("CNY"), Japanese yen ("JPY"), Canadian dollar ("CAD") and Indian rupee ("INR"). The Company uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. In addition to the contracts disclosed in Note 21 to the Consolidated Financial Statements, from time to time, the Company will enter into foreign currency exchange contracts to establish with certainty the U.S. dollar ("USD") amount of future firm commitments denominated in a foreign currency.

The following table illustrates the fair values of outstanding foreign currency contracts at December 31, 2025 and 2024, and the effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at December 31, 2025 and 2024. The sensitivities for foreign currency contracts are based on a 10 percent adverse change in foreign exchange rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
In millions	2025	2024	2025	2024
Foreign currency contracts	$(10)	$—	$(163)	$(181)

The Company uses cross currency swaps, designated as a net investment hedge, to hedge portions of its net investment in its European operations. The net investment hedge serves to offset the foreign currency translation risk from the Company’s foreign operations. If the U.S. dollar weakened by 10 percent, the fair value of the net investment hedge would have been approximately $100 million lower as of December 31, 2025 and approximately $88 million lower as of December 31, 2024.

The Company uses interest rate swaps to hedge changes in the fair value of the hedged item due to changes in the Secured Overnight Financing Rate (“SOFR”). If the floating rates appreciated by 10 percent, the fair value of the interest rate swaps would have been approximately $35 million lower as of December 31, 2025 and approximately $165 million lower as of December 31, 2024.

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

The Company's sales are not materially dependent on any single customer. As of December 31, 2025, no one individual customer balance represented more than five percent of the Company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the Company's global product lines.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2025, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded Sinochem (Ningbo) RO Memtech Co., Ltd., which was acquired by the Company in October 2025. The total assets and total net sales of Sinochem (Ningbo) RO Memtech Co., Ltd. excluded from management’s assessment of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The Company has completed its evaluation of its internal controls and has concluded that the Company's system of internal controls over financial reporting was effective as of December 31, 2025 (see page F-2).

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On February 13, 2026, the Company committed to a plan aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities. The Company currently anticipates incurring pre-tax restructuring and other costs of approximately $100 million to $150 million, starting in the first quarter of 2026 and continuing through 2028.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

DuPont de Nemours, Inc.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information related to Directors, certain executive officers and certain corporate governance matters (including identification of Audit Committee members and financial expert(s)) is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information related to DuPont’s insider trading policies and procedures applicable to directors, officers and employees, and to the Company itself is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information related to executive compensation and the Company's equity compensation plans is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to beneficial ownership of DuPont de Nemours, Inc. common stock by each Director and all Directors and executive officers of the Company as a group is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of DuPont de Nemours, Inc. common stock is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reportable relationships and related transactions, if any, as well as information relating to director independence are contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont de Nemours, Inc. and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of DuPont and are incorporated herein by reference.

DuPont de Nemours, Inc.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
1.Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).
2.Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts

(In millions) For the years ended December 31,	2025	2024	2023
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$22	$36	$34
Additions charged to expenses	3	12	10
Deductions from reserves [1]	(7)	(26)	(8)
Balance at end of period	$18	$22	$36
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$748	$729	$695
Additions [2]	74	103	47
Deductions from reserves [2]	(158)	(84)	(13)
Balance at end of period	$664	$748	$729
1.Deductions include write-offs, recoveries and currency translation adjustments.
2.Additions and Deductions include currency translation adjustments.

Financial Statement Schedules listed under the Securities and Exchange Commission ("SEC") rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 0001666700):

EXHIBIT NO.	DESCRIPTION
2.1**†	Separation and Distribution Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
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

4.3	Third Supplemental Indenture, dated September 15, 2025, by and between DuPont de Nemours, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed October 2, 2025.
4.4	Fourth Supplemental Indenture, dated October 2, 2025, by and between DuPont de Nemours, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.3 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed October 2, 2025.
4.5	Fifth Supplemental Indenture, dated November 7, 2025, by and between DuPont de Nemours, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 19, 2025.
10.1**†	Settlement Agreement, dated June 30, 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc. and representatives of certain U.S. public water systems as set out therein, incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed June 30, 2023.
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

10.4**†	Separation and Distribution Agreement, effective as of April 1, 2019, by and among DowDuPont Inc., Dow Inc. and Corteva, Inc. incorporated by reference to Exhibit 2.1 to the DowDuPont Inc. Current Report on Form 8-K filed April 2, 2019.
10.5	Letter Agreement, effective as of June 1, 2019 by and between DuPont de Nemours, Inc. and Corteva, Inc., incorporated by reference to Exhibit 10.2 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.6	Amended and Restated Tax Matters Agreement, effective as of June 1, 2019, by and among DowDuPont Inc., Corteva, Inc. and Dow Inc., incorporated by reference to Exhibit 10.3 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.7	DuPont de Nemours, Inc. 2020 Equity and Incentive Plan, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8- K filed May 29, 2020.
10.8	DuPont Senior Executive Severance Plan, effective as of June 1, 2019, incorporated by reference to Exhibit 10.4 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed June 3, 2019.
10.9	DuPont Management Deferred Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.10	DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective June 1, 2019, incorporated by reference to Exhibit 10.6 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.11	DuPont Deferred Variable Compensation Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.7 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.12	DuPont Retirement Savings Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.8 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.13	DuPont Pension Restoration Plan, effective June 1, 2019, incorporated by reference to Exhibit 10.9 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.14	DuPont Omnibus Incentive Plan effective June 1, 2019, incorporated by reference to Exhibit 10.10 to DuPont de Nemours, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.15	Tax Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.16	Employee Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.17	Transition Services Agreement, effective as of November 1, 2025, by and between DuPont Specialty Products USA, LLC and EKC Advanced Electronics USA, LLC. incorporated by reference to Exhibit 10.3 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.18	Intellectual Property Cross-License Agreement, effective as of November 1, 2025, by and among DuPont de Nemours, Inc., Qnity Electronics, Inc., and certain of their respective affiliates incorporated by reference to Exhibit 10.4 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.19	Legacy Liabilities Assignment Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. incorporated by reference to Exhibit 10.5 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed November 3, 2025.
10.20†	Transaction Agreement by and among DuPont de Nemours, Inc., ARC Falcon Holdings, L.P. and New Arclin U.S. Holding Corp., dated August 29, 2025, incorporated by reference to Exhibit 2.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed September 2, 2025.
10.21†	Form of Judicial Consent Order (New Jersey) and Exhibit A thereto incorporated by reference to Exhibit 99.1 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed August 4, 2025.
19*	DuPont de Nemours, Inc. Insider Trading Policy incorporated by reference to Exhibit 19 to DuPont de Nemours, Inc. Annual Report on Form 10-K for the year ended December 31, 2025.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24	Power of Attorney (included as part of signature page).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	DuPont Incentive Compensation Clawback Policy, effective October 2, 2023.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 17, 2026

By:	/s/ MADELEINE G. BARBER
Name:	Madeleine G. Barber
Title:	Vice President of Tax, Controller and Chief Accounting Officer
City:	Wilmington
State:	Delaware

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANTONELLA B. FRANZEN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Antonella B. Franzen

/s/ MADELEINE G. BARBER	Vice President of Tax, Controller and Chief Accounting Officer	February 17, 2026
Madeleine G. Barber	(Principal Accounting Officer)

We, the undersigned directors and officers of DuPont de Nemours, Inc, hereby severally constitute Erik T. Hoover, Senior Vice President & General Counsel and Paige E. Fleming, Vice President, Associate General Counsel & Corporate Secretary, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments or supplements to this Annual Report on Form 10-K and to cause same to be filed with the U.S. Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

Signature	Title(s)	Date

/s/ LORI D. KOCH	Chief Executive Officer and Director	February 17, 2026
Lori D. Koch

/s/ EDWARD D. BREEN	Chairman	February 17, 2026
Edward D. Breen

/s/ AMY G. BRADY	Director	February 17, 2026
Amy G. Brady

/s/ RUBY R. CHANDY	Director	February 17, 2026
Ruby R. Chandy

/s/ ALEXANDER M. CUTLER	Director	February 17, 2026
Alexander M. Cutler

/s/ ELEUTHERE I. DU PONT	Director	February 17, 2026
Eleuthère I. du Pont

/s/ LUTHER C. KISSAM, IV	Director	February 17, 2026
Luther C. Kissam, IV

/s/ JAMES A. LICO	Director	February 17, 2026
James A. Lico

/s/ FREDERICK M. LOWERY	Director	February 17, 2026
Frederick M. Lowery

	Director	February 17, 2026
Donald G. Macpherson

/s/ KURT B. MCMACKEN	Director	February 17, 2026
Kurt B. McMaken

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded Sinochem (Ningbo) RO Memtech Co., Ltd., which was acquired by the Company in October 2025. The total assets and total net sales of Sinochem (Ningbo) RO Memtech Co., Ltd. excluded from management’s assessment of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission staff.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in its report, which is presented on the following pages.

/s/ LORI D. KOCH	/s/ ANTONELLA B. FRANZEN
Lori D. Koch Chief Executive Officer	Antonella B. Franzen Chief Financial Officer
February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DuPont de Nemours, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DuPont de Nemours, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Sinochem (Ningbo) RO Memtech Co., Ltd. from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Sinochem (Ningbo) RO Memtech Co., Ltd. from our audit of internal control over financial reporting. Sinochem (Ningbo) RO Memtech Co., Ltd. is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Interim and Annual Goodwill Impairment Assessments – Certain Reporting Units in the Diversified Industrials and Healthcare & Water Technologies Segments

As described in Notes 1 and 14 to the consolidated financial statements, as of December 31, 2025, the Company’s consolidated goodwill balance was $7.9 billion, the majority of which relates to certain reporting units in the Diversified Industrials and Healthcare & Water Technologies segments. Management tests goodwill for impairment at the reporting unit level annually during the fourth quarter, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit has more likely than not declined below its carrying value. During the first quarter of 2025, the Company realigned its operating and reportable segments which changed the composition of certain reporting units. The associated reporting units' goodwill were assessed for impairment after the Q1 2025 segment realignment. For both the interim impairment assessment performed during the first quarter of 2025 and the annual impairment assessment performed during the fourth quarter of 2025, management performed quantitative testing on the reporting units using a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of market approach). As disclosed by management, under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Management uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Discounted cash flow valuations are completed using the following significant assumptions: projected revenue growth, EBITDA margins, weighted average costs of capital, and terminal growth rates. Under the market approach, management applies the Guideline Public Company Method, which uses projected earnings before interest, taxes, depreciation and amortization (EBITDA) and derived multiples from comparable market transactions. As a result of the interim and annual impairment assessments performed, management concluded the estimated fair values of the reporting units exceeded their carrying values and no impairments were identified.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of certain reporting units in the Diversified Industrials and Healthcare & Water Technologies segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth, EBITDA margins, the weighted average costs of capital, and the terminal growth rates for the income approach and market multiples for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of certain reporting units in the Diversified Industrials and Healthcare & Water Technologies segments and controls over the development of the significant assumptions related to projected revenue growth, EBITDA margins, the weighted average costs of capital, the terminal growth rates, and market multiples. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth, EBITDA margins, the weighted average costs of capital, and the terminal growth rates for the income approach and market multiples for the market approach. Evaluating management’s assumptions related to projected revenue growth and EBITDA margins involved considering (i) the current economic conditions and recent operating results of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the weighted average costs of capital, the terminal growth rates and market multiples assumptions.

Tax-Free Determination of the Electronics Separation and Certain Internal Distributions

As described in Notes 1 and 8 to the consolidated financial statements, on November 1, 2025, the Company completed the separation of its Electronics Business (the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders. Management has determined that the Electronics Separation and certain internal distributions qualified as tax-free transactions under the applicable sections of the United States (U.S.) Internal Revenue Code. If the completed distribution of Qnity, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant income tax liabilities.

The principal considerations for our determination that performing procedures relating to the tax-free determination of the Electronics Separation and certain internal distributions is a critical audit matter are (i) the significant judgment by management in applying the relevant tax laws and regulations in determining the tax-free treatment of the Electronics Separation and certain internal distributions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the tax-free determination of the Electronics Separation and certain internal distributions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the tax-free treatment of the Electronics Separation and certain internal distributions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the information, including third party tax opinions, U.S. federal tax law, written tax advice and analyses prepared internally and by external tax advisors, certain representations from management, and other relevant evidence used by management to support management’s judgments and determination that the Electronics Separation and certain internal distributions qualified as tax-free, as well as the application of relevant tax laws and regulations.

/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 17, 2026

We have served as the Company’s auditor since 2019.

DuPont de Nemours, Inc.
Consolidated Statements of Operations

(In millions, except for per share amounts) For the years ended December 31,	2025	2024	2023
Net sales	$6,849	$6,719	$6,614
Cost of sales	4,486	4,499	4,442
Research and development expenses	193	203	192
Selling, general and administrative expenses	1,019	976	891
Amortization of intangibles	291	294	267
Restructuring and asset related charges - net	151	57	99
Goodwill impairment charge	—	—	668
Acquisition, integration and separation costs	203	90	19
Equity in (loss) earnings of nonconsolidated affiliates	(7)	(6)	1
Sundry income (expense) - net	14	(111)	80
Interest expense	313	366	396
Income (loss) from continuing operations before income taxes	$200	$117	$(279)
Provision for (benefit from) income taxes on continuing operations	102	213	(217)
Income (loss) from continuing operations, net of tax	$98	$(96)	$(62)
(Loss) income from discontinued operations, net of tax	(836)	834	524
Net (loss) income	$(738)	$738	$462
Net income attributable to noncontrolling interests	41	35	39
Net (loss) income available for DuPont common stockholders	$(779)	$703	$423

Per common share data:
Earnings (loss) per common share from continuing operations - basic	$0.21	$(0.23)	$(0.15)
(Loss) earnings per common share from discontinued operations - basic	(2.08)	1.91	1.09
(Loss) earnings per common share - basic	$(1.87)	$1.68	$0.94
Earnings (loss) per common share from continuing operations - diluted	$0.21	$(0.23)	$(0.15)
(Loss) earnings per common share from discontinued operations - diluted	(2.07)	1.91	1.09
(Loss) earnings per common share - diluted	$(1.86)	$1.68	$0.94

Weighted-average common shares outstanding - basic	417.5	419.2	449.9
Weighted-average common shares outstanding - diluted	419.2	419.2	449.9
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2025	2024	2023
Net (loss) income	$(738)	$738	$462
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	735	(575)	38
Pension and other post-employment benefit plans	(12)	(60)	(92)
Derivative instruments	(71)	32	(41)
Separation of M&M Divestitures	—	—	(32)
Total other comprehensive income (loss)	$652	$(603)	$(127)
Comprehensive (loss) income	$(86)	$135	$335
Comprehensive income attributable to noncontrolling interests, net of tax	48	22	31
Comprehensive (loss) income attributable to DuPont	$(134)	$113	$304
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Balance Sheets

In millions, except share and per share amounts	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$715	$1,792
Restricted cash and cash equivalents	42	6
Accounts and notes receivable - net	1,669	1,342
Inventories	1,172	1,130
Prepaid and other current assets	121	125
Assets of discontinued operations	1,856	16,380
Total current assets	$5,575	$20,775
Property
Property, plant and equipment	7,029	6,931
Less: Accumulated depreciation	3,565	3,477
Property, plant and equipment - net	$3,464	$3,454
Other Assets
Goodwill	7,915	7,561
Other intangible assets	2,936	3,178
Restricted cash and cash equivalents - noncurrent	—	36
Investments and noncurrent receivables	432	418
Deferred income tax assets	282	237
Deferred charges and other assets	971	977
Total other assets	$12,536	$12,407
Total Assets	$21,575	$36,636
Liabilities and Equity
Current Liabilities
Short-term borrowings	$60	$1,848
Accounts payable	995	1,054
Income taxes payable	54	79
Accrued and other current liabilities	882	784
Liabilities of discontinued operations	314	1,731
Total current liabilities	$2,305	$5,496
Long-Term Debt	3,134	5,323
Other Noncurrent Liabilities
Deferred income tax liabilities	405	524
Pension and other post-employment benefits - noncurrent	432	432
Other noncurrent obligations	1,196	1,068
Total other noncurrent liabilities	$2,033	$2,024
Total Liabilities	$7,472	$12,843
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2025: 409,195,445 shares; 2024: 417,994,343 shares)	4	4
Additional paid-in capital	38,718	47,922
Accumulated deficit	(24,278)	(23,076)
Accumulated other comprehensive loss	(525)	(1,500)
Total DuPont stockholders' equity	$13,919	$23,350
Noncontrolling interests	184	443
Total equity	$14,103	$23,793
Total Liabilities and Equity	$21,575	$36,636
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2025	2024	2023
Operating Activities
Net (loss) income	$(738)	$738	$462
(Loss) income from discontinued operations	(836)	834	524
Net income (loss) from continuing operations	$98	$(96)	$(62)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	635	580
Provision (credit) for deferred income tax and other tax related items	13	(92)	(308)
Earnings of nonconsolidated affiliates less than (in excess of) dividends received	8	5	(2)
Net periodic pension benefit cost (credit)	3	(1)	23
Periodic benefit plan contributions	(44)	(43)	(49)
Net gain on assets, businesses and investments	(3)	(4)	(11)
Restructuring and asset related charges - net	151	57	99
Stock based compensation	38	56	57
Goodwill impairment charge	—	—	668
Loss on debt extinguishment	99	74	—
Interest rate swap (gain) loss	(31)	138	—
Interest rate swap termination	(123)	—	—
Donatelle contingent earn-out true-up	(19)	—	—
Other net loss (income)	36	(23)	57
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(201)	(83)	163
Inventories	(10)	61	117
Accounts payable	61	(36)	(232)
Other assets and liabilities, net	(163)	117	(255)
Cash provided by operating activities - continuing operations	$560	$765	$845
Investing Activities
Capital expenditures	(333)	(285)	(302)
Proceeds and adjustments to proceeds from sales of property and businesses, net of cash divested	—	(7)	1,236
Acquisitions of property and businesses, net of cash acquired	(55)	(313)	(1,761)
Purchases of investments	—	—	(32)
Proceeds from sales and maturities of investments	—	—	1,334
Other investing activities, net	14	43	6
Cash (used for) provided by investing activities - continuing operations	$(374)	$(562)	$481
Financing Activities
Changes in short-term borrowings	60	—	—
Distribution from Electronics at spin-off	4,100	—	—
Payments on long-term debt and fees	(4,134)	(687)	(300)
Purchases of common stock and forward contracts	(500)	(500)	(2,000)
Proceeds from issuance of Company stock	32	50	27
Employee taxes paid for share-based payment arrangements	(26)	(27)	(27)
Distributions to noncontrolling interests	(9)	(5)	(4)
Dividends paid to stockholders	(597)	(635)	(651)
Cash transferred to Electronics at spin-off	(664)	—	—
Payment of excise tax on purchase of treasury stock	(8)	(21)	—
Other financing activities, net	(4)	(1)	(1)
Cash used for financing activities - continuing operations	$(1,750)	$(1,826)	$(2,956)
Cash Flows from Discontinued Operations
Cash provided by operations - discontinued operations	852	1,082	1,073
Cash used for investing activities - discontinued operations	(313)	(287)	(342)
Cash used for financing activities - discontinued operations	(118)	(21)	(33)
Cash provided by discontinued operations	$421	$774	$698
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	(62)	(36)
Decrease in cash, cash equivalents and restricted cash	$(1,132)	$(911)	$(968)
(Continued on the following page)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2025	2024	2023
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	1,834	2,755	3,723
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	58	48	49
Cash, cash equivalents and restricted cash at beginning of period	$1,892	$2,803	$3,772
Cash, cash equivalents and restricted cash from continuing operations, end of period	757	1,834	2,755
Cash, cash equivalents and restricted cash from discontinued operations, end of period	3	58	48
Cash, cash equivalents and restricted cash at end of period	$760	$1,892	$2,803

(In millions) For the years ended December 31,	2025	2024	2023
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized - from continuing operations	$362	$394	$408
Income taxes, net of refunds - from continuing operations	127	184	168
Income taxes, net of refunds - from discontinued operations	204	132	226
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp (Loss) Income	Treasury Stock	Noncontrolling Interests	Total Equity
2023
Balance at January 1, 2023	$5	$48,420	$(21,065)	$(791)	$—	$448	$27,017
Net income	—	—	423	—	—	39	462
Other comprehensive loss	—	—	—	(119)	—	(8)	(127)
Dividends ($1.44 per common share)	—	(651)	—	—	—	—	(651)
Common stock issued/sold	—	27	—	—	—	—	27
Stock-based compensation	—	51	—	—	—	—	51
Distributions to noncontrolling interests	—	—	—	—	—	(37)	(37)
Purchases of treasury stock	—	—	—	—	(1,600)	—	(1,600)
Excise tax on purchase of treasury stock	—	—	(21)	—	—	—	(21)
Retirement of treasury stock	(1)	—	(2,212)	—	2,213	—	—
Forward contracts for share repurchase	—	(400)	—	—	—	—	(400)
Settlement of forward contracts for share repurchase	—	613	—	—	(613)	—	—
Other	—	(1)	1	—	—	4	4
Balance at December 31, 2023	$4	$48,059	$(22,874)	$(910)	$—	$446	$24,725
2024
Net income	—	—	703	—	—	35	738
Other comprehensive loss	—	—	—	(590)	—	(13)	(603)
Dividends ($1.52 per common share)	—	(635)	—	—	—	—	(635)
Common stock issued/sold	—	50	—	—	—	—	50
Stock-based compensation	—	50	—	—	—	—	50
Distributions to noncontrolling interests	—	—	—	—	—	(26)	(26)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchase of treasury stock	—	—	(8)	—	—	—	(8)
Retirement of treasury stock	—	—	(898)	—	898	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Settlement of forward contracts for share repurchase	—	498	—	—	(498)	—	—
Other	—	—	1	—	—	1	2
Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
2025
Net loss	—	—	(779)	—	—	41	(738)
Other comprehensive income	—	—	—	645	—	7	652
Dividends ($1.43 per common share)	—	(597)	—	—	—	—	(597)
Common stock issued/sold	—	32	—	—	—	—	32
Stock-based compensation	—	34	—	—	—	—	34
Distributions to noncontrolling interests	—	—	—	—	—	(39)	(39)
Purchases of treasury stock	—	—	—	—	(400)	—	(400)
Excise tax on purchases of treasury stock	—	—	(4)	—	—	—	(4)
Retirement of treasury stock	—	—	(400)	—	400	—	—
Forward contracts for share repurchase	—	(100)	—	—	—	—	(100)
Electronics Separation	—	(8,567)	—	330	—	(267)	(8,504)
Other	—	(6)	(19)	—	—	(1)	(26)
Balance at December 31, 2025	$4	$38,718	$(24,278)	$(525)	$—	$184	$14,103
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

The Company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The Company is not the primary beneficiary, as the nature of the Company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the Company becomes the primary beneficiary. At December 31, 2025 and 2024, the maximum exposure to loss related to the nonconsolidated VIEs is not considered material to the Consolidated Financial Statements.

2025 Segment Realignment
In connection with Electronics Separation, defined below, in the fourth quarter 2025, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the fourth quarter of 2025 which changed the manner in which the Company reports financial results by segment, (the "Q4 2025 Segment Realignment"). The financial results of the former Electronics Business are reflected in the Consolidated Financial Statements as discontinued operations and the Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

•Healthcare & Water Technologies includes high-performance packaging, parts and components for medical device and biopharma markets as well as water filtration and purification technologies primarily for industrial wastewater & energy, municipal drinking water & desalination, and life sciences & specialty markets.

•Diversified Industrials includes building technologies, with a broad portfolio serving new-build and repair/remodel applications across non-residential and residential construction markets, and industrial technologies, which includes a portfolio of adhesive, wear and friction, and packaging solutions serving aerospace, automotive and printing and packaging markets.

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

The results of operations for the year ended December 31, 2023, present the financial results of Delrin® as discontinued operations through November 1, 2023. For the year ended December 31, 2023, the Consolidated Statements of Cash Flows present the cash flows of the Delrin® Divestiture as discontinued operations for activity. The comprehensive income of the M&M Businesses have not been segregated and are included in the Consolidated Statements of Comprehensive Income for all periods presented. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to DuPont's continuing operations and do not include discussion of balances or activity of the M&M Businesses. See Note 4 for more information.

Aramids Divestiture
On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (the “Aramids Divestiture”) to Arclin, a portfolio company of an affiliate of TJC LP, (“TJC”), in return for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million in the future Arclin holding company that will hold the Arclin global materials business and the Aramids business being divested. The transaction is expected to close around the end of the first quarter 2026, subject to customary closing conditions and receipt of regulatory approvals. As a result, the financial results of the Aramids business being divested are reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods. See Note 4 for more information.

Electronics Separation
On November 1, 2025, the Company completed the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). In connection with the Electronics Separation, Qnity paid a cash distribution to DuPont of approximately $4.1 billion. As a result, the financial results of the divested Electronics Business are reflected in DuPont's Consolidated Financial Statements as discontinued operations, along with comparative periods. See Note 4 for more information.

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

Inventories
The Company's inventories are valued at the lower of cost or net realizable value. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. The Company's inventories are generally accounted for under the average cost method. Stores and supplies are valued at cost or net realizable value, whichever is lower; cost is generally determined by the average cost method. The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

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

Goodwill and Other Intangible Assets
The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identifiable tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value.

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

Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. When testing indefinite-lived intangible assets for impairment, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than carrying value. If the Company chooses not to complete a qualitative assessment for indefinite-lived intangible assets or if the initial assessment indicates that it is more likely than not that the carrying value of indefinite-lived intangible assets exceeds the fair value, a quantitative test is required. Impairment exists when carrying value exceeds fair value. The Company's fair value methodology is primarily based on discounted cash flow techniques.

Definite-lived intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging primarily from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Leases
The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract, in accordance with ASC 842, Leases. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use ("ROU") assets are included in "Deferred charges and other assets" on the Consolidated Balance Sheets. Operating lease liabilities are included in "Accrued and other current liabilities" and "Other noncurrent obligations" on the Consolidated Balance Sheets. Finance lease ROU assets are included in "Property, plant and equipment – net" and the corresponding lease liabilities are included in "Long-Term Debt" or "Short-term borrowings" on the Consolidated Balance Sheets.

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

The Company has leases in which it is the lessor, these leases are classified as operating leases and lessor revenue and related expenses are not significant to the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. Lease income is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". See Note 17 for additional information regarding the Company's leases.

Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. The Company utilizes derivatives to manage exposures to foreign currency exchange rates and commodity prices. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. For derivative instruments designated as cash flow hedges, the gain or loss is reported in "Accumulated other comprehensive loss" ("AOCL") within the Consolidated Statements of Operations until it is cleared to earnings during the same period in which the hedged item affects earnings.

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

Net Foreign Investment Hedge
The Company has fixed-for-fixed cross currency swaps which are designated as a net investment hedge and has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within AOCL, net of amounts associated with excluded components which are recognized in "Interest expense" in the Consolidated Statements of Operations.

Interest Rate Swap Agreements
The Company has entered into fixed-to-floating interest rate swap agreements to hedge changes in the fair value of the Company’s long-term debt due to interest rate movements. Derivate instruments are recognized in the Consolidated Balance Sheets at fair value. When designated and qualifying under ASC 815, the Company applies hedge accounting where changes in the fair value of the interest swaps and changes in the fair value of the related hedged portion of long-term debt will be presented and will net to zero in "Interest expense" in the Consolidated Statements of Operations. When a hedging relationship is dedesignated or no longer qualifies for hedge accounting, the Company continues to measure the interest rate swaps at fair value with subsequent changes in fair value of the swaps and any gains or losses from net interest settlements associated with the dedesignated swaps, are recognized directly in earnings in “Sundry income (expense) – net” in the Consolidated Statements of Operations. Cash payments or receipts associated with interest rate swaps are classified as (operating activities) in the Consolidated Statements of Cash Flows.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in "Accrued and other current liabilities" and "Other noncurrent obligations" at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the Consolidated Balance Sheets as "Accounts and notes receivable – net."

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

Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Revenue from Contracts with Customers (ASC Topic 606), the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 5 for additional information on revenue recognition.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis. The disclosures have been implemented prospectively as required for the year ended December 31, 2025. See Note 8 for more information.

Accounting Guidance Issued But Not Adopted at December 31, 2025
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

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”) to establish accounting requirements for contracts that meet the characteristics-based definition of a derivative and are not otherwise excluded from the Topic's scope. The amendments in ASU 2025-07 are effective for the Company’s 2027 annual and quarterly reports; however, early adoption is permitted. The amendments can be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - ACQUISITIONS
Sinochem Acquisition
On October 10, 2025, DuPont completed the acquisition of Sinochem (Ningbo) RO Memtech Co., Ltd. ("Sinochem") for a net purchase price of $56 million (the “Sinochem Acquisition”). Sinochem is a reverse osmosis manufacturer in China and the Asia Pacific region. A $56 million prepayment, paid with existing cash balances, was executed in September 2025 and control of the business was transferred to the Company upon completion of the acquisition. Sinochem is a part of the Healthcare & Water Technologies segment.

The purchase accounting and purchase price allocation for Sinochem are complete. The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase allocation is considered final. The fair values allocated to the assets acquired and liabilities assumed on October 10, 2025 include total identifiable assets of $51 million and total liabilities of $2 million. Following the allocation of fair value to identifiable assets and liabilities, goodwill of $7 million was recorded. The fair value of total assets acquired primarily includes $40 million of property plant and equipment. The remaining assets acquired primarily include cash and cash equivalents.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Sinochem was not considered a material business combination for purposes of disclosing either the earnings of Sinochem since the date of acquisition or supplemental pro forma information.

Donatelle Acquisition
On July 28, 2024, DuPont completed the acquisition of Donatelle Plastics, LLC and certain related real estate (together, "Donatelle"), for a net purchase price of $365 million (the "Donatelle Acquisition"). The net purchase price included the estimated fair value, at the acquisition date, for a contingent earn-out liability of $40 million, further discussed below. Donatelle is part of the Healthcare & Water Technologies segment.

The purchase accounting and purchase price allocation for Donatelle are complete. The Company has finalized the fair values allocated to the assets acquired and liabilities assumed and the purchase allocation is considered final. The fair values allocated to the assets acquired and liabilities assumed on July 28, 2024 include total identifiable assets of $268 million and total liabilities of $17 million. Following the allocation of fair value to identifiable assets and liabilities, goodwill of $114 million was recorded. The fair value of total assets acquired primarily includes $201 million of other intangible assets and $36 million of property, plant and equipment. The remaining assets acquired primarily include cash and cash equivalents and inventory.

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

Goodwill
The excess of the consideration for Donatelle over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $114 million of goodwill, which has been assigned to the Healthcare & Water Technologies segment. Goodwill is primarily attributable to the optimization of the combined Healthcare & Water Technologies segment and Donatelle businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. The goodwill associated with the acquisition of Donatelle is deductible for U.S. tax purposes.

Contingent Earn-out Liability
The transaction agreement for the Donatelle Acquisition includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was measured using a Monte Carlo simulation and the primary assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs, considered to be Level 3 measurements under the fair value hierarchy. The fair value of the contingent earn-out liability at the acquisition date was $40 million.

The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. The Company recognized an adjustment to reflect the latest developments in the future achievement of the customer specific revenue being earned. For the year ended December 31, 2025, this adjustment resulted in a benefit of $19 million reflected in "Sundry income (expense) – net" within the Consolidated Statements of Operations. The fair value of the contingent earn-out liability at December 31, 2025 and December 31, 2024 was $21 million and $40 million, respectively, reflected in “Other noncurrent obligations” on the Consolidated Balance Sheets.

The Company evaluated the disclosure requirements under ASC 805, Business Combinations and determined Donatelle was not considered a material business combination for purposes of disclosing either the earnings of Donatelle since the date of acquisition or supplemental pro forma information.

Spectrum Acquisition
On August 1, 2023, the Company completed the acquisition of Spectrum Plastics Group (“Spectrum”) from AEA Investors (the “Spectrum Acquisition”). Spectrum is primarily reported in the Healthcare Technologies business within the Healthcare & Water Technologies segment. The net purchase price was approximately $1,781 million, including a net upward adjustment of approximately $43 million for acquired cash and net working capital, among other items. The Company accounted for the acquisition in accordance with ASC 805, which requires the assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date.

The purchase accounting and purchase price allocation for Spectrum is complete. Final fair values of the assets acquired and liabilities assumed are presented in the following table:

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

Goodwill
The excess of the consideration for Spectrum over the net fair value of assets acquired and liabilities assumed resulted in the recognition of $814 million of goodwill, which has been assigned to the Healthcare & Water Technologies and Diversified Industrials segments. Goodwill is primarily attributable to the optimization of each segment and Spectrum businesses’ global activities across sales and manufacturing, as well as expected future customer relationships. Spectrum goodwill will not be deductible for U.S. tax purposes.

The Company evaluated the disclosure requirements under ASC 805 and determined Spectrum was not considered a material business combination for purposes of disclosing the earnings of Spectrum since the date of acquisition or supplemental pro forma information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. For the year ended December 31, 2025, these costs were primarily related to the Electronics Separation and the Aramids Divestiture. For the year ended December 31, 2024, these costs were primarily related to the Electronics Separation. For the year ended December 31, 2023, these costs were primarily related to the Spectrum Acquisition.

These costs are recorded within "Acquisition, integration and separation costs" within the Consolidated Statements of Operations.

(In millions) For the years ended December 31,	2025	2024	2023
Acquisition, integration and separation costs	$203	$90	$19

NOTE 4 - DIVESTITURES
Electronics Separation
On November 1, 2025 (the "Distribution Date"), the Company completed the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). In connection with the Electronics Separation, Qnity paid a cash distribution to DuPont of approximately $4.1 billion. Certain internal distributions and reorganizations, and the Qnity Distribution on November 1, 2025 qualified as tax-free transactions under the applicable sections of the U.S. Internal Revenue Code. The Company has determined that the Electronics Separation represents a strategic shift that has had and will have a major effect on the Company’s operations and results.

The results of operations of the Electronics Business are presented as discontinued operations as summarized below through the Distribution Date.

	For the Years Ended December 31,
In millions	2025	2024	2023
Net sales	$3,940	$4,335	$4,036
Cost of sales	2,109	2,326	2,273
Research and development expenses	277	297	285
Selling, general and administrative expenses	414	505	437
Amortization of intangibles	173	232	262
Restructuring and asset related charges - net	9	9	34
Acquisition, integration and separation costs	323	78	—
Equity in earnings of nonconsolidated affiliates	42	37	16
Sundry income (expense) - net	—	31	17
Interest expense	23	—	—
Income from discontinued operations before income taxes	$654	$956	$778
Provision for income taxes on discontinued operations	141	181	166
Income from discontinued operations, net of tax	$513	$775	$612
Income from discontinued operations attributable to noncontrolling interests	31	33	28
Income from discontinued operations attributable to DuPont stockholders, net of tax	$482	$742	$584

The following table summarizes the major classes of assets and liabilities of the Electronics Business presented as discontinued operations as of December 31, 2024:

In millions	December 31, 2024
Assets
Cash and cash equivalents	$51
Accounts and notes receivable - net	669
Inventories	598
Prepaid and other current assets	37
Property, plant and equipment - net	1,560
Goodwill	8,252
Other intangible assets	1,654
Investments and noncurrent receivables	394
Deferred income tax assets	8
Deferred charges and other assets	154
Total assets of discontinued operations	$13,377
Liabilities
Accounts payable	$523
Income taxes payable	120
Accrued and other current liabilities	204
Deferred income tax liabilities	337
Pension and other post-employment benefits - noncurrent	85
Other noncurrent obligations	187
Total liabilities of discontinued operations	$1,456
Agreements with Qnity Electronics, Inc.
In connection with the Qnity Distribution, DuPont has entered into certain agreements that provide for the allocation of DuPont’s assets, employees, liabilities and obligations among DuPont and Qnity, and provides a framework for DuPont’s relationship with Qnity following the Distributions. In connection with the Electronics Separation, effective November 1, 2025, DuPont and/or certain of its affiliates entered into certain agreements with Qnity and/or certain of its affiliates, including each of the following:

•Separation and Distribution Agreement - entered into a Separation and Distribution Agreement (the "Electronics Separation and Distribution Agreement") that sets forth, among other things, the agreements between the Company and Qnity regarding the principal transactions necessary to effect the Qnity Distribution. It also sets forth other agreements that govern certain aspects of the Company’s and Qnity’s ongoing relationship after the completion of the Qnity Distribution.
•Tax Matters Agreement - entered into a Tax Matters Agreement with Qnity (the “Electronics Tax Matters Agreement”). The Electronics Tax Matters Agreement governs the Company’s and Qnity’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•Employee Matters Agreement - entered into an Employee Matters Agreement with Qnity (the “Employee Matters Agreement”). The Employee Matters Agreement identifies employees and employee-related liabilities (and attributable assets) contractually allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Company and Qnity as part of the Qnity Distribution and describes when and how the relevant transfers and assignments occur or will occur.
•Intellectual Property Cross-License Agreement - entered into an Intellectual Property Cross-License Agreement with Qnity, effective as of November 1, 2025 (the “IP Cross-License Agreement”). The IP Cross-License Agreement sets forth the terms and conditions pursuant to which the Company and Qnity may use, following the Qnity Distribution, certain patents, know-how (including trade secrets), copyrights and software contractually allocated to the other party under the electronics Separation and Distribution Agreement in the conduct of their respective businesses and natural evolutions thereof. The Company also licenses to Qnity certain engineering, safety, health and environmental standards that are contractually allocated to the Company under the Electronics Separation and Distribution Agreement and used by Qnity’s businesses as of the Distribution.
•Transition Services Agreement - entered into Transition Services Agreements with Qnity (the “Transition Services Agreements”). Pursuant to the Transition Services Agreements, the Company is providing certain transitional services to Qnity, and Qnity is providing certain transitional services to the Company The companies will reimburse each other for services provided.
•Legacy Liabilities Assignment Agreement - The Company entered into an assignment agreement with Qnity, effective as of November 1, 2025 (the “Legacy Liabilities Assignment Agreement”). Pursuant to the Legacy Liabilities Assignment Agreement, the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of any Legacy Liabilities (as defined in that certain Letter Agreement, dated as of June 1, 2019, by and between the Company (f/k/a DowDuPont Inc.) and Corteva, Inc. (the “Letter Agreement”) and any funding obligations of the Company under that certain Memorandum of Understanding, dated as of January 22, 2021, by and among the Company, Corteva, Inc., E. I. du Pont de Nemours and Company and The Chemours Company (the "MOU"), including with respect to the funding of the escrow account thereunder, will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). For more information on the Letter Agreement and the MOU, see the discussion in Note 16.

On December 2, 2025, the Company and Qnity determined and agreed, pursuant to the Electronics Separation and Distribution Agreement, dated as of November 1, 2025, that the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of DuPont is 56 percent and of Qnity is 44 percent.

Indemnifications
In connection with the Qnity Distribution, Qnity and DuPont indemnify one another against certain litigation, environmental, income taxes, and other liabilities. At December 31, 2025, DuPont had recorded related indemnification assets of $159 million within "Accounts and notes receivable - net" and $248 million within "Deferred charges and other assets" and accrued related indemnification liabilities of $199 million within "Accrued and other current liabilities" and $95 million within "Other noncurrent obligations" on the Consolidated Balance Sheets.

Aramids Divestiture
On August 29, 2025, DuPont announced a definitive agreement to sell the Aramids business (Kevlar® and Nomex®), (the "Aramids Business") to TJC LP, (“TJC”), in a transaction for gross consideration of $1.8 billion (the “Aramids Divestiture”). In accordance with the transaction agreement, at the closing of the Aramids Divestiture, DuPont will receive pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, an interest bearing note receivable of $300 million, and a noncontrolling common equity interest valued at $325 million, which, at the date of the definitive agreement, was expected to represent an approximate 17.5 percent stake at the time of the closing in the future Arclin holding company that will hold the Arclin global materials business and the Aramids Business (the "Equity Consideration"). The transaction is expected to close around the end of the first quarter 2026, subject to customary closing conditions and receipt of regulatory approvals.

The Company has determined that the Aramids Business meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the Aramids Business are presented as discontinued operations as summarized below:

	For the Years Ended December 31,
In millions	2025	2024	2023
Net sales	$1,297	$1,332	$1,418
Cost of sales	1,024	1,054	1,120
Research and development expenses	28	31	31
Selling, general and administrative expenses	48	71	80
Amortization of intangibles	43	69	71
Restructuring and asset related charges - net	75	21	13
Goodwill impairment charges	768	—	136
Acquisition, integration and separation costs	55	—	—
Equity in earnings of nonconsolidated affiliates	24	29	34
Sundry income (expense) - net	2	4	5
Loss from classification to held for sale	444	—	—
(Loss) income from discontinued operations before income taxes	$(1,162)	$119	$6
(Benefit from) provision for income taxes on discontinued operations	(67)	20	22
(Loss) income from discontinued operations, net of tax	$(1,095)	$99	$(16)
Income from discontinued operations attributable to noncontrolling interests	—	—	5
(Loss) income from discontinued operations attributable to DuPont common stockholders	$(1,095)	$99	$(21)
During the third quarter of 2025, in connection with the announcement of the Aramids Divestiture and due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on the Aramids reporting unit's equity method investments. As a result of the analysis performed, the Company recorded pre-tax, non-cash impairment charges of $51 million to write-down the value of certain equity method investments. The charge was recognized in “Restructuring and asset related charges – net” in the summarized results of discontinued operations for the year ended December 31, 2025.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. Included within the fair value estimate calculation was the $300 million note receivable at a fair value of $181 million, $325 million Equity Consideration, and estimated cash proceeds of $1.1 billion, net of transaction adjustments. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The Equity Consideration fair value was determined using a contractually agreed-upon value per the transaction agreement. During the third quarter of 2025, in connection with the announcement of the Aramids Divestiture and due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on the Aramids business asset group. The Company determined that the estimated fair value of the Aramids business, less costs to sell, was lower than its carrying value and recorded a $437 million loss from classification to held for sale and a corresponding valuation allowance during the third quarter of 2025. The Company revised the estimated fair value, less costs to sell, of the Aramids business in the fourth quarter of 2025 and recorded an additional $7 million loss as a result of foreign currency changes, among others. At December 31, 2025, a valuation allowance of $406 million was recorded against the assets held for sale within "Assets of discontinued operations" in the Consolidated Balance Sheets. The Company will continue to revise the estimated fair value, less costs to sell, of the Aramids business between signing and the expected closing in 2026 to account for factors such as final selling costs, market changes affecting the seller note, currency fluctuations, and any updates will impact the valuation allowance.

The following table summarizes the major classes of assets and liabilities of the Aramids Business classified as held for sale presented as discontinued operations at December 31, 2025 and December 31, 2024:

In millions	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$3	$7
Accounts and notes receivable - net	230	188
Inventories	453	402
Prepaid and other current assets	16	17
Property, plant and equipment - net	769	754
Goodwill	—	754
Other intangible assets	496	538
Investments and noncurrent receivables	201	269
Deferred income tax assets	4	1
Deferred charges and other assets	90	73
Valuation allowance to adjust assets to estimated fair value less costs to sell	$(406)	$—
Total assets of discontinued operations	$1,856	$3,003
Liabilities
Accounts payable	$169	$143
Income taxes payable	8	3
Accrued and other current liabilities	60	43
Deferred income tax liabilities	33	54
Pension and other post-employment benefits - noncurrent	5	6
Other noncurrent obligations	39	26
Total liabilities of discontinued operations	$314	$275

Mobility & Materials Divestitures
On November 1, 2022, DuPont completed the previously announced divestiture of the majority of the historic Mobility & Materials segment, including the Engineering Polymers business line and select product lines within the Advanced Solutions and Performance Resins business lines (the “M&M Divestiture”). The Company also announced on February 18, 2022, that its Board of Directors approved the divestiture of the Delrin® acetal homopolymer (H-POM) business, subject to entry into a definitive agreement and satisfaction of customary closing conditions, (the Delrin® business together with the M&M Divestiture businesses, the "M&M Businesses”). On November 1, 2023, the Company closed the sale of the Delrin® business to TJC LP ("TJC"), (the “Delrin® Divestiture”). DuPont received cash proceeds of approximately $1.28 billion, which includes certain customary transaction adjustments, a note receivable in the amount of $350 million and acquired a 19.9 percent noncontrolling equity interest in Derby Group Holdings LLC, (“Derby”). The customary transaction adjustments primarily relate to $27 million of cash transferred with the Delrin® Divestiture for which DuPont was reimbursed at closing resulting in net cash proceeds of $1.25 billion. TJC, through its subsidiaries, holds the 80.1 percent controlling interest in Derby. The Company accounts for its equity interest in Derby as an equity method investment based upon its noncontrolling equity interest, its $350 million intra-entity note receivable owed by an indirect, wholly owned subsidiary of Derby and its representation on the Derby board of directors. The note receivable has a maturity date of November 2031. The Company has limited continuing involvement with Derby including short term transition service agreements and insignificant sales to the Delrin® business.

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

The Company determined the sales of the M&M Businesses represent a strategic shift that has a major effect on the Company’s operations and results. For the years ended December 31, 2023 the Company recognized an after-tax gain of $480 million recorded in "(Loss) income from discontinued operations, net of tax" in the Company's Consolidated Statement Operations. For the year ended December 31, 2023, $419 million is related to the gain on the sale of Delrin®, which is included in the Consolidated Statements of Cash Flows. The results of operations of the M&M Businesses are presented as discontinued operations as summarized below for all periods. The Delrin® Divestiture is reflected through November 1, 2023:

For the Year Ended December 31, 2023
In millions
Net sales	$460
Cost of sales	295
Research and development expenses	3
Selling, general and administrative expenses	2
Acquisition, integration and separation costs [1]	195
Sundry income (expense) - net	9
Loss from discontinued operations before income taxes	$(26)
Provision for income taxes on discontinued operations	31
Loss from discontinued operations, net of tax	$(57)
Gain on sale, net of tax [2]	480
Income from discontinued operations attributable to DuPont common stockholders	$423
1. Includes costs related to the M&M Divestitures.
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

Other Discontinued Operations Activity
The Company recorded a loss from discontinued operations, net of tax, of $836 million for the year ended December 31, 2025 and income from discontinued operations, net of tax, of $834 million and $524 million for the years ended December 31, 2024 and 2023, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	For the Years Ended December 31,
In millions	2025	2024	2023
Electronics Separation	$513	$775	$612
Aramids Divestiture [1]	(1,095)	99	(16)
M&M Divestitures [2]	(2)	(27)	423
MOU Activity [3]	(201)	(36)	(426)
Indemnification activity - environmental and legal [4]	(35)	(24)	(50)
Tax related matters [5]	(6)	57	—
Other	(10)	(10)	(19)
(Loss) income from discontinued operations, net of tax [6]	$(836)	$834	$524
1.The year ended December 31, 2025 reflects the loss from classification to held for sale of $444 million and goodwill impairment charges of $768 million.
2.The year ended December 31, 2024 primarily includes separation costs and purchase price adjustments.
3.Includes the activity subject to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva Inc ("Corteva"), E. I. du Pont de Nemours and Company ("EIDP") and the Company. The year ended December 31, 2025 includes a charge related to the State of New Jersey legal matters discussed further in Note 16. The year ended December 31, 2023 includes a charge related to the Water District Settlement Agreement, as defined in Note 16.
4.Primarily related to the DWDP Separation and Distribution Agreement and Letter Agreement between Corteva and EIDP and the Electronics Separation and Distribution Agreement with Qnity. For additional information on these matters, refer to Note 16.
5.The year ended December 31, 2024 includes tax indemnification activity associated with divested businesses.
6.The year ended December 31, 2025 amount is presented net of tax benefit of $90 million. The years ended December 31, 2024 and 2023 amounts are presented net of tax provision of $224 million and $131 million, respectively.

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

Effective in the fourth quarter of 2025, as a result of the separation of the Electronics Business, the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments in the fourth quarter of 2025 which changed the manner in which the Company reports financial results by segment. The financial results of the former Electronics business are reflected in the Consolidated Financial Statements as discontinued operations. The Net Trade Revenue table below has been recast for all periods presented to reflect the new structure.

Net Trade Revenue	2025	2024	2023
(In millions) For the years ended December 31,
Healthcare Technologies	$1,758	$1,568	$1,459
Water Technologies	1,475	1,408	1,460
Healthcare & Water Technologies	$3,233	$2,976	$2,919
Industrial Technologies	$2,003	$2,040	$1,980
Building Technologies	1,613	1,703	1,715
Diversified Industrials	$3,616	$3,743	$3,695
Total	$6,849	$6,719	$6,614

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

The Company’s contract balances consisted primarily of trade accounts receivable of $920 million at December 31, 2025 and $800 million at December 31, 2024 included in “Accounts and notes receivable – net” in the Consolidated Balance Sheets. Deferred revenue, current and noncurrent were immaterial at December 31, 2025 and December 31, 2024.

Revenue recognized for the years ended December 31, 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was immaterial. The Company did not recognize any asset impairment charges related to contract assets during the period.

NOTE 6 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which includes asset impairments, were $151 million, $57 million and $99 million for the years ended December 31, 2025, 2024 and 2023, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the Consolidated Statements of Operations. The total liability related to restructuring programs was $44 million and $34 million at December 31, 2025 and December 31, 2024, respectively, recorded in "Accrued and other current liabilities" in the Consolidated Balance Sheets. Inventory write-offs associated with restructuring programs are recorded to "Cost of sales” in the Consolidated Statements of Operations. Restructuring activity consists of the following programs:

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the post-separation DuPont company. The restructuring program is expected to result in total pre-tax restructuring charges from continuing operations of approximately $90 million, incurred beginning in the first quarter of 2025 and expected to be completed in 2026. The Company recorded pre-tax restructuring charges of $69 million inception-to-date, consisting of severance and related benefit costs of $52 million, asset related charges of $12 million and $5 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program Charges by Segment	2025
(In millions) For the year ended December 31,
Healthcare & Water Technologies	$15
Diversified Industrials	13
Corporate	41
Total	$69

The following table summarizes the activities related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2024	$—	$—	$—
Restructuring charges	52	12	64
Adjustments against the reserve	—	(12)	(12)
Cash payments	(18)	—	(18)
Reserve balance at December 31, 2025	$34	$—	$34

Total liabilities related to the Transformational Separation-Related Restructuring Program were $34 million at December 31, 2025 recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The remaining $5 million at December 31, 2025 is recognized in "Additional paid-in capital" in the Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

2023-2024 Restructuring Program
In December 2023, the Company approved targeted restructuring actions to capture near-term cost reductions due to macroeconomic factors as well as to further simplify certain organizational structures following the Spectrum Acquisition and Delrin® Divestiture (the "2023-2024 Restructuring Program"). DuPont recorded a pre-tax charge related to the 2023-2024 Restructuring Program in the amount of $147 million, inception-to-date, comprised of $89 million of severance and related benefit costs and asset related charges of $58 million. In connection with the 2023-2024 Restructuring Program, the Company recorded $25 million of net inventory write-offs in “Cost of sales” within the Consolidated Statements of Operations for the year ended December 31, 2024. The inventory write-offs are related to plant line closures within the Healthcare & Water Technologies segment. The raw material was written down to salvage value as it was only utilizable on the closed lines which were based on outdated technology and has a limited third party resale market. Refer to Note 23 for significant items by segment.

The following table summarizes the charges incurred by segment related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program Charges by Segment	2025	2024	2023
(In millions) For the years ended December 31,
Healthcare & Water Technologies [1]	$(2)	$11	$38
Diversified Industrials	3	48	19
Corporate	(2)	—	32
Total	$(1)	$59	$89
1.Amount excludes inventory write-offs recorded during 2024. Refer to Note 23 for additional information.

The following table summarizes the activities related to the 2023-2024 Restructuring Program:

2023-2024 Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2023	$58	$—	$58
Restructuring charges	24	35	59
Reductions against the reserve	(3)	(35)	(38)
Cash payments	(46)	—	(46)
Reserve balance at December 31, 2024	$33	$—	$33
Restructuring charges	(2)	1	(1)
Adjustments against the reserve	1	(1)	—
Cash payments	(22)	—	(22)
Reserve balance at December 31, 2025	$10	$—	$10

At December 31, 2025 and 2024, total liabilities related to the 2023-2024 Restructuring Program were $10 million and $33 million, respectively, recognized in "Accrued and other current liabilities" in the Consolidated Balance Sheets. The program was substantially complete by the end of 2024.

2022 Restructuring Program
In October 2022, the Company approved targeted restructuring actions to capture near-term cost reductions and to further simplify certain organizational structures following the M&M Divestitures (the "2022 Restructuring Program"). The Company recorded a pre-tax charge related to the 2022 Restructuring Program in the amount of $69 million inception-to-date, comprised of $55 million of severance and related benefit costs and asset related charges of $14 million. The Company recorded a pre-tax restructuring benefit of $2 million for the year ended December 31, 2024 and charges of $10 million for the year ended December 31, 2023.

Other Asset Related Charges
During the fourth quarter of 2025, due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on certain fixed assets and equity method investments. After the Electronics, Separation, the Company evaluated a previously capitalized consolidation system due to uncertainties around implementation timing, as well as potential developments and changes to technologies in the marketplace and concluded the use of the consolidation system could no longer be considered probable. As a result, due to the specificity of the design related to the system, the Company determined that the uncompleted system had a fair value of zero and recorded a pre-tax charge of $73 million during the year ended December 31, 2025. As a result of the aforementioned analysis, the Company recorded an additional pre-tax, non-cash impairment charges of $10 million to write-down the value of a certain equity method investment within the Healthcare & Water Technologies and Diversified Industrials segments during the year ended December 31, 2025.

Other
On February 13, 2026, the Company committed to a plan aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities. The Company currently anticipates incurring pre-tax restructuring and other costs of approximately $100 million to $150 million, starting in the first quarter of 2026 and continuing through 2028.

NOTE 7 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net
(In millions) For the years ended December 31,	2025	2024	2023
Non-operating pension and other post-employment benefit ("OPEB") credits (costs)	$5	$9	$(13)
Interest income [1,2]	98	74	155
Net gain on divestiture and sales of other assets and investments [3]	3	4	11
Foreign exchange losses, net	(34)	(3)	(77)
Loss on debt extinguishment [4]	(114)	(74)	—
Interest rate swap mark-to-market gain (loss) [5]	31	(138)	—
Miscellaneous income (expenses) - net [6]	25	17	4
Sundry income (expense) - net	$14	$(111)	$80
1.The years ended December 31, 2025 and 2024 include non-cash interest income of $27 million and $26 million, respectively, related to the $350 million Delrin® related party note receivable. Refer to Note 4 for additional information.
2.The year ended December 31, 2023 includes interest on cash and marketable securities. Fluctuations in interest income are due to changes in cash balances and/or changes in interest rates.
3.The year ended December 31, 2023 primarily reflects income related to a land sale within the Diversified Industrials segment and gain adjustments from previously divested businesses.
4.The year ended December 31, 2025 includes $15 million of treasury transaction-related fees in addition to $99 million loss on debt extinguishment related to the Debt Exchange, Special Mandatory Redemption, Consent Solicitation and Tender Offer. The year ended December 31, 2024 reflects the loss on the partial redemption of an aggregate principal amount of the 2038 Notes. Refer to Note 15 for further details.
5.The year ended December 31, 2025, reflects the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps, while the year ended December 31, 2024, reflects non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps and the interest settlement loss on the 2022 Swaps. Refer to Note 21 for further details.
6.The year ended December 31, 2025 includes a benefit related to adjustments of the Donatelle contingent earn-out liability. Refer to Note 3 for further details.

Cash, Cash Equivalents and Restricted Cash
"Cash, cash equivalents and restricted cash, end of period" in the Consolidated Statements of Cash Flows includes the following:

At December 31, 2025 and 2024, the Company had "Cash and cash equivalents" in the Consolidated Balance Sheets of $715 million and $1,792 million, respectively.

At December 31, 2025 and 2024, the Company had restricted cash of $42 million and $6 million, respectively, within “Restricted cash and cash equivalents” in the Consolidated Balance Sheets, of which $37 million of the balance at December 31, 2025 is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 16.

At December 31, 2025 and 2024, the Company had zero and $36 million, respectively, within "Restricted cash and cash equivalents - noncurrent" in the Consolidated Balance Sheets. The balance during 2024 is attributable to the MOU cost sharing arrangement.

Within discontinued operations related to the Aramids Divestiture and the Electronics Separation the Company has $3 million and $58 million within "Cash and cash equivalents" at December 31, 2025 and 2024, respectively. Additional information can be found in Note 4.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the Consolidated Balance Sheets were $882 million at December 31, 2025 and $784 million at December 31, 2024. Accrued payroll, which is a component of "Accrued and other current liabilities" was $238 million at December 31, 2025 and $228 million at December 31, 2024. At December 31, 2025 and December 31, 2024 the balance includes approximately $323 million and $167 million related to accrued indemnified current liabilities associated with the Electronics Separation, MOU and environmental obligations further discussed in Note 4 and Note 16. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at December 31, 2025 and 2024.

NOTE 8 - INCOME TAXES

Geographic Allocation of Income (Loss) and Provision for (Benefit from) Income Taxes	2025	2024	2023
(In millions) For the years ended December 31,
Income (loss) from continuing operations before income taxes
Domestic	$(217)	$(398)	$(579)
Foreign	417	515	300
Income (loss) from continuing operations before income taxes	$200	$117	$(279)
Current tax expense
Federal	$(23)	$133	$6
State and local	8	5	5
Foreign	104	167	80
Total current tax expense	$89	$305	$91
Deferred tax expense (benefit)
Federal	$46	$(103)	$20
State and local	5	(25)	(22)
Foreign	(38)	36	(306)
Total deferred tax expense (benefit)	$13	$(92)	$(308)
Provision for (benefit from) income taxes on continuing operations	102	213	(217)
Net income (loss) from continuing operations	$98	$(96)	$(62)

Reconciliation to U.S. Statutory Rate	2025
(In millions) For the year ended December 31,	Amount	Percent
U.S Federal Statutory Tax Rate	$42	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect [1]	10	5.3
Foreign Tax Effects
China
Foreign Withholding Taxes	17	8.4
Other Adjustments	(3)	(1.5)
Germany
Enacted Changes in Tax Law or Rates	6	3.2
Other Adjustments	9	4.7
Japan
Statutory Rate Difference	7	3.5
Provision to Return	(5)	(2.5)
Other Adjustments	1	0.6
Luxembourg
Changes in Valuation Allowance	(59)	(29.9)
Other Adjustments	2	1.1
Netherlands
Changes in Valuation Allowance	7	3.5
Nontaxable Items	(6)	(3.0)
Provision to Return	(8)	(3.9)
Other Adjustments	4	2.0
Switzerland
Statutory Rate Difference	(11)	(5.6)
Local Tax Effects	6	3.1
Other Adjustments	(2)	(0.8)
Other Foreign Jurisdictions	20	10.1
Effect of Cross-Border Tax Laws [2]
Subpart F	19	9.4
Branch Income	8	4.0
Tax Credits	(4)	(2.0)
Changes in Valuation Allowance	(52)	(26.6)
Nontaxable or Nondeductible Items
Disallowed Deductions	7	3.4
Other Permanent Items	18	9.0
Changes in Unrecognized Tax Benefits	16	8.0
Other Adjustments
Deferred Tax Liability on Future Branch Income	73	36.9
Exchange Gains/(Losses) [3]	26	13.0
Reversal of Deferred Tax Liabilities as a Result of Entity Classification Changes	(29)	(14.7)
Goodwill Step-up	(10)	(4.8)
Other Adjustments [4]	(7)	(3.9)
Effective Tax Rate	$102	51.0%
1.State taxes in Michigan and Minnesota make up the majority (greater than 50 percent) of the tax effect in this category.
2.Effect of Cross-Border Tax Laws are presented net of any related foreign tax credits.
3.Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.
4.Includes impacts of foreign exchange/translation adjustments.

Reconciliation to U.S. Statutory Rate	2024	2023
(In millions) For the years ended December 31,
Statutory U.S. federal income tax rate	21.0%	21.0%
Equity earnings effect	0.9	0.1
Foreign income taxed at rates other than the statutory U.S. federal income tax rate	30.0	(11.6)
U.S. tax effect of foreign earnings and dividends	34.8	(7.8)
Unrecognized tax benefits	(4.6)	(2.0)
Acquisitions, divestitures and ownership restructuring activities [1]	89.6	116.5
Exchange gains/losses [2]	15.3	1.9
State and local income taxes	(10.8)	5.0
Change in valuation allowance	5.3	—
Goodwill impairments	—	(50.3)
Stock-based compensation	2.1	1.7
Foreign-derived intangible income (FDII)	(7.2)	4.1
Other - net	5.7	(0.9)
Effective tax rate	182.1%	77.7%
1.Includes a tax expense of $103 million and a tax benefit of $324 million in connection with internal restructurings involving foreign subsidiaries for the years ended December 31, 2024 and 2023, respectively.
2. Principally reflects the impact of foreign exchange gains and losses on net monetary assets for which no corresponding tax impact is realized.

Deferred Tax Balances at December 31,	2025	2024
In millions
Deferred tax assets:
Tax losses and credit carryforwards [1]	$829	$744
Lease liability	51	60
Pension and postretirement benefit obligations	16	71
Other accruals and reserves	140	119
Research and development	219	186
Inventory	5	5
Other – net	124	227
Gross deferred tax assets	$1,384	$1,412
Valuation allowances [1]	(664)	(748)
Total deferred tax assets	$720	$664

Deferred tax liabilities:
Investments	(78)	(60)
Unrealized exchange losses, net	(32)	(36)
Operating lease asset	(51)	(60)
Property	(255)	(250)
Intangibles	(427)	(545)
Total deferred tax liabilities	$(843)	$(951)
Total net deferred tax liability	$(123)	$(287)
1.Primarily related to recorded tax benefits and the non-realizability of tax losses and credit carryforwards from operations in the United States, Europe and Asia Pacific.

Included in the 2025 deferred tax asset and liability amounts above is $113 million of a net deferred tax liability related to the Company’s investment in DSP Holdco, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries owned in aggregate 100 percent of DSP Holdco, LLC and the assets and liabilities of DSP Holdco, LLC were included in the Consolidated Financial Statements of the Company. DSP Holdco, LLC is a newly formed entity in 2025.

Included in the 2024 deferred tax asset and liability amounts above is $179 million of a net deferred tax liability related to the Company’s investment in DuPont Specialty Products USA, LLC, which is a partnership for U.S. federal income tax purposes. The Company and its subsidiaries owned in aggregate 100 percent of DuPont Specialty Products USA, LLC and the assets and liabilities of DuPont Specialty Products USA, LLC were included in the Consolidated Financial Statements of the Company. At December 31, 2025, DuPont Specialty Products USA, LLC is no longer a partnership for U.S. federal income tax purposes.

Operating Loss and Tax Credit Carryforwards	Deferred Tax Asset
(In millions) As of December 31,	2025	2024
Operating loss carryforwards
Expire within 5 years	$11	$5
Expire after 5 years or indefinite expiration	658	591
Total operating loss carryforwards	$669	$596
Tax credit carryforwards
Expire within 5 years	$58	$40
Expire after 5 years or indefinite expiration	102	108
Total tax credit carryforwards	$160	$148
Total Operating Loss and Tax Credit Carryforwards	$829	$744

Total Gross Unrecognized Tax Benefits	2025	2024	2023
In millions
Total unrecognized tax benefits at January 1,	$428	$473	$470
Decreases related to positions taken on items from prior years	—	(32)	(4)
Increases related to positions taken on items from prior years	6	17	3
Increases related to positions taken in the current year	22	5	18
Settlement of uncertain tax positions with tax authorities	(5)	(21)	(10)
Decreases due to expiration of statutes of limitations	(9)	(5)	(9)
Exchange loss (gain)	16	(9)	5
Electronics Separation	(34)	—	—
Total unrecognized tax benefits at December 31, [1]	$424	$428	$473
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate of continuing operations	$260	$259	$304
Total amount of interest and penalties (benefit) recognized in "Provision for (benefit from) income taxes on continuing operations"	$5	$3	$8
Total accrual for interest and penalties associated with unrecognized tax benefits	$55	$43	$28
1.Total unrecognized tax benefits includes $160 million, $165 million and $165 million of benefits related to discontinued operations at December 31, 2025, 2024 and 2023.

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

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below:

Tax Years Subject to Examination by Major Tax Jurisdiction at December 31, 2025	Earliest Open Year
Jurisdiction
Brazil	2019
Canada	2018
China	2014
Denmark	2022
Germany	2019
Japan	2018
The Netherlands	2019
Switzerland	2020
United States:
Federal income tax [1]	2012
State and local income tax	2012
1. The U.S. Federal income tax jurisdiction is open back to 2012 with respect to EIDP pursuant to the DWDP Tax Matters Agreement.

The undistributed foreign earnings of foreign subsidiaries and related companies that deemed to be permanently reinvested at December 31, 2025 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.

Income taxes paid	Year Ended December 31, 2025

U.S. Federal	$7
U.S. State	5
Non-U.S.	115
Total income taxes paid, net	$127

Income taxes paid, net, for the periods ended December 31, 2024 and 2023 were $184 million and $168 million, respectively. Income taxes paid exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions. No individual U.S. state represents 5% of the total income taxes paid.

Income taxes paid	Year Ended December 31, 2025

Japan	$25
France	$16
China	$10
Switzerland	$9

Electronics Separation
Certain internal distributions and reorganizations, and the distribution of Qnity on November 1, 2025 qualified as tax-free transactions under the applicable sections of the U.S. Internal Revenue Code. If the completed distribution of Qnity, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant income tax liabilities. To the extent that the Company is responsible for any income tax liabilities related to these matters, there could be a material adverse impact on the Company's business, financial condition, results of operations and cash flows in future reporting periods.

In connection with the Qnity Distribution, Qnity and DuPont indemnify one another against certain income taxes. At December 31, 2025, DuPont had recorded related tax indemnification assets of $66 million within "Accounts and notes receivable - net" and $137 million within "Deferred charges and other assets" and accrued related indemnification liabilities of $198 million within "Accrued and other current liabilities" and $93 million within "Other noncurrent obligations" on the Consolidated Balance Sheets. See Note 4 for additional information on the Electronics Separation.

Aramids Divestiture
The Company recorded a net income tax benefit of $74 million for the year ended December 31, 2025, in connection with a change in valuation allowance. $13 million of the aforementioned tax benefit is included in “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations. The remaining $61 million of the tax benefit is included in “Provision for (benefit from) income taxes on continuing operations” in the Consolidated Statements of Operations. See Note 4 for additional information on the Aramids Divestitures.

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

M&M Divestitures
The Company recorded a net tax expense of $21 million for the year ended December 31, 2023, in connection with certain internal restructurings. These restructurings involve both legal entities within the M&M Businesses and legal entities retained by DuPont and in certain instances relied upon legal entity valuations. The aforementioned net tax expense is included in “Income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations. See Note 4 for additional information on the M&M Divestitures.

Laird Performance Materials ("Laird PM") Acquisition
In 2021 the Company acquired Laird PM. In connection with the integration of Laird PM, the Company completed certain internal restructurings that were determined to be tax free under the applicable sections of the Internal Revenue Code. If the aforementioned transactions were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then the Company could be subject to significant tax liability. Laird PM was part of the Electronics Business.

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

NOTE 9 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the years ended December 31, 2025, 2024 and 2023:

Net Income for Earnings Per Share Calculations - Basic & Diluted In millions	2025	2024	2023
Income (loss) from continuing operations, net of tax	$98	$(96)	$(62)
Net income from continuing operations attributable to noncontrolling interests	10	2	6
Income (loss) from continuing operations attributable to common stockholders	$88	$(98)	$(68)
(Loss) income from discontinued operations, net of tax	(836)	834	524
Net loss from discontinued operations attributable to noncontrolling interests	31	33	33
(Loss) income from discontinued operations attributable to common stockholders	(867)	801	491
Net (loss) income available to DuPont common stockholders	$(779)	$703	$423

Earnings Per Share Calculations - Basic Dollars per share	2025	2024	2023
Earnings (loss) from continuing operations attributable to common stockholders	$0.21	$(0.23)	$(0.15)
(Loss) earnings from discontinued operations, net of tax	(2.08)	1.91	1.09
(Loss) earnings available to common stockholders [1]	$(1.87)	$1.68	$0.94

Earnings Per Share Calculations - Diluted Dollars per share	2025	2024	2023
Earnings (loss) from continuing operations attributable to common stockholders	$0.21	$(0.23)	$(0.15)
(Loss) earnings from discontinued operations, net of tax	(2.07)	1.91	1.09
(Loss) earnings available to common stockholders [1]	$(1.86)	$1.68	$0.94

Share Count Information Shares in Millions	2025	2024	2023
Weighted-average common shares - basic	417.5	419.2	449.9
Plus dilutive effect of equity compensation plans	1.7	—	—
Weighted-average common shares - diluted	419.2	419.2	449.9
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	1.9	6.0	6.0
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

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE - NET

In millions	December 31, 2025	December 31, 2024
Accounts receivable – trade [1]	$910	$789
Indirect tax refunds receivable [2]	115	137
Indemnified assets receivable – current[3]	216	20
Income tax receivable	178	64
Other [4]	250	332
Total accounts and notes receivable – net	$1,669	$1,342
1.Accounts receivable – trade is net of allowances of $18 million at December 31, 2025 and $22 million at December 31, 2024. Allowances are equal to the estimated uncollectible amounts and current expected credit loss. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.
2.Indirect tax refunds receivable includes receivables in relation to value added tax, general sales tax and other taxes.
3. The period over period increase to the indemnified assets receivable balance is a result of the Electronics Separation effective November 1, 2025. The indemnified assets include tax and legal related matters.
4. Other includes different groups of receivables and no individual group represents more than ten percent of total receivables.

Accounts receivable are carried at amounts that approximate fair value.

NOTE 11 - INVENTORIES

In millions	December 31, 2025	December 31, 2024
Finished goods [1]	$704	$703
Work in process	219	199
Raw materials	166	154
Supplies	83	74
Total inventories	$1,172	$1,130
1.Finished goods are presented net of obsolete inventory.

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Lives (Years)			December 31, 2025	December 31, 2024
In millions
Land and land improvements	1	-	25	$407	$384
Buildings	1	-	50	1,593	1,516
Machinery, equipment, and other	1	-	25	4,761	4,676
Construction in progress				268	355
Total property, plant and equipment				$7,029	$6,931
Total accumulated depreciation				$3,565	$3,477
Total property, plant and equipment – net				$3,464	$3,454

In millions	2025	2024	2023
Depreciation expense	$356	$341	$313

NOTE 13 - NONCONSOLIDATED AFFILIATES
The Company's investments in companies accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and other noncurrent receivables" in the Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at December 31, 2025 and December 31, 2024 is $111 million and $126 million, respectively. In the fourth quarter of 2023, the Company acquired an equity interest in Derby Group Holdings LLC ("Derby"). See Note 4 and below for further information. The Company's dividends received from nonconsolidated affiliates is $1 million for the years ended December 31, 2025, 2024, and 2023.

The Company had an ownership interest in two nonconsolidated affiliates, with ownership interest (direct and indirect) ranging from 19.9 percent to 50 percent at December 31, 2025.

Sales to nonconsolidated affiliates represented less than 1 percent of total net sales for the years ended December 31, 2025 and 2024 and less than 2 percent for the year ended December 31, 2023. There were no purchases from nonconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023.

Derby Equity Interest and Note Receivable
As a result of the Delrin® Divestiture, on November 1, 2023, the Company received a 19.9 percent noncontrolling equity interest in Derby. As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. DuPont's equity interest in Derby Holdings Group is reflected in Corporate. For the year ended December 31, 2025 and 2024, the Company recorded a loss of $8 million and $7 million in "Equity in earnings of nonconsolidated affiliates" on the Consolidated Statement of Operations. The carrying values of the equity interest as of December 31, 2025 and 2024, were $111 million and $117 million, respectively.

The Company recognized non-cash interest income on the Derby Note Receivable of $27 million and $26 million for the years ended December 31, 2025 and 2024, respectively. This income was reported in "Sundry income (expense) – net" on the Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of December 31, 2025 and 2024, were $265 million and $254 million, respectively.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	Healthcare & Water Technologies	Diversified Industrials	Total
In millions
Balance at December 31, 2023	$4,177	$3,480	$7,657
Goodwill recognized for Donatelle Acquisition [1]	114	—	114
Goodwill recognized for Spectrum Acquisition [2]	(3)	(1)	(4)
Currency Translation Adjustment	(105)	(102)	(207)
Other	1	—	1
Balance at December 31, 2024	$4,184	$3,377	$7,561
Goodwill recognized for Sinochem Acquisition[3]	7	—	7
Currency Translation Adjustment	208	139	347
Balance at December 31, 2025	$4,399	$3,516	$7,915
1.On July 28, 2024, DuPont completed the acquisition of Donatelle, which is primarily included in the Healthcare & Water Technologies segment. See Note 3 for additional information.
2.In the third quarter 2024, the Company finalized the working capital settlements which impacted the residual goodwill recorded. See Note 3 for additional information.
3.In the fourth quarter of 2025, DuPont completed the Sinochem Acquisition, which is included in the Healthcare & Water Technologies segment. See Note 3 for additional information.

The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below carrying value. As a result of the related acquisition method of accounting in connection with the DWDP Merger, EIDP’s assets and liabilities were measured at fair value resulting in increases to the Company’s carrying value of goodwill and other intangible assets that are heritage to EIDP assets, including the Aramids reporting unit. The fair value valuation increased the risk that any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the Company’s reporting units and assets, and therefore could result in an impairment. The Company’s significant assumptions in these analyses include projected revenue growth, EBITDA margins, weighted average costs of capital and terminal growth rates for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

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

Prior to the Q1 2025 Segment Realignment, the Company performed qualitative testing on five of its reporting units and performed quantitative testing on three of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it was not more likely than not that the fair values of the five reporting units were less than their carrying values. The Protection reporting unit (aggregation of the Safety and Shelter businesses), formerly within the Water & Protection segment, and the Industrial Solutions reporting unit and the Donatelle reporting unit, formerly within the Electronics & Industrial segment, were tested by applying the quantitative assessment. The Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified.

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

As part of its annual impairment test at October 1, 2025, the Company performed qualitative testing on three of its reporting units and performed quantitative testing on two of its reporting units. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50 percent) that the fair value of a reporting unit or asset is less than the respective carrying amount, including goodwill. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the three reporting units were less than their carrying values. The other two reporting units were tested by applying the quantitative assessment. The Company used a combination of discounted cash flow models (a form of the income approach) and the Guideline Public Company Method (a form of the market approach). No impairments were identified as the estimated fair value of each reporting unit exceeded its carrying value. Should adverse impacts from macroeconomic conditions, or other events occur indicating that the estimated future cash flows of the reporting unit have declined and the reporting unit is unable to meet or exceed its projections, the Company may be required to record future non-cash impairment charges related to goodwill.

Effective as of January 1, 2024, Electronics & Industrial realigned certain of its product lines making up its lines of business (Industrial Solutions, Interconnect Solutions and Semiconductor Technologies). During the first quarter of 2024, the realignment of the businesses within Electronics & Industrial served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by certain reporting units as of January 1, 2024, prior to the realignment. As part of the realignment, the Company assessed and re-defined certain reporting units effective January 1, 2024, including reallocation of goodwill on a relative fair value basis, as applicable, to reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted in the Electronics and Industrial segment and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach. The Company’s assumptions in estimating fair value include projected revenue growth, gross margins, selling, administrative, research and development expenses ("SARD"), capital expenditures, weighted average cost of capital, terminal growth rates, and the tax rate for the income approach and projected EBITDA and derived multiples from comparable market transactions for the market approach.

In connection with the preparation of the full year 2023 financial statements, the continuation of previously disclosed challenging macroeconomic environment in the residential, non-residential, and the repair and remodel construction markets, as well as incremental channel inventory destocking in healthcare and industrial end-markets served as a triggering event requiring the Company to perform an impairment analysis of the goodwill associated with its Protection reporting unit as of December 31, 2023. As a result of the analysis performed, the Company concluded that the carrying amount of the Protection reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge from continuing operations of $668 million, which is recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2023.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	December 31, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$1,004	$(574)	$430	$1,158	$(647)	$511
Trademarks/tradenames	546	(305)	241	546	(271)	275
Customer-related	3,155	(1,315)	1,840	3,059	(1,090)	1,969
Other	31	(9)	22	27	(7)	20
Total other intangible assets with finite lives	$4,736	$(2,203)	$2,533	$4,790	$(2,015)	$2,775
Intangible assets with indefinite lives:
Trademarks/tradenames	403	—	403	403	—	403
Total other intangible assets with indefinite lives	$403	$—	$403	$403	$—	$403
Total	$5,139	$(2,203)	$2,936	$5,193	$(2,015)	$3,178

During the fiscal year 2025, the Company retired fully amortized assets of $155 million of developed technology intangible assets.

During the fiscal year 2024, the Company retired fully amortized assets of $35 million of developed technology intangible assets.

The following table provides the net carrying value of other intangible assets:

Net Intangibles by Segment	December 31, 2025	December 31, 2024
In millions
Healthcare & Water Technologies	$1,824	$1,962
Diversified Industrials	1,112	1,216
Total	$2,936	$3,178

Total estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
In millions
2026	$272
2027	$258
2028	$235
2029	$217
2030	$209

NOTE 15 - SHORT-TERM BORROWINGS, LONG-TERM DEBT AND AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
The following tables summarize the Company's short-term borrowings, long-term debt and finance lease obligations:

Short-Term Borrowings	December 31, 2025	December 31, 2024
In millions
Commercial paper [1]	$60	$—
Long-term debt due within one year [2]	$—	$1,848
1.The weighted-average interest rate on commercial paper was 3.95% at December 31, 2025.
2.Presented net of current portion of unamortized debt issuance costs.

Long-Term Debt	December 31, 2025		December 31, 2024
In millions	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Promissory notes and debentures [1]:
Final maturity 2025	$—	—	$1,850	4.49%
Final maturity 2028	1,350	4.73%	2,250	4.73%
Final maturity 2031 and thereafter [2]	1,851	5.49%	3,102	5.47%
Other facilities:
Finance lease obligations	9		9
Less: Unamortized debt discount and issuance costs [3]	76		40
Less: Long-term debt due within one year	—		1,848
Total	$3,134		$5,323
1.Represents senior unsecured obligations of the Company (the remaining Existing Notes and the 2028 New Notes, defined below).
2.Includes an unamortized basis adjustment of $35 million and $48 million related to the dedesignation of the Company's interest rate swap agreements at December 31, 2025 and 2024, respectively, and a fair value hedging adjustment of $4 million, related to the Company's interest rate swap agreements at December 31, 2025. See Note 21 for additional information.
3.At December 31, 2025, the $76 million of unamortized debt discount and issuance costs is comprised of original unamortized issue fees of $21 million and additional capitalized unamortized fees of $55 million related to the Debt Exchange, Consent Solicitation and Tender Offer.

Principal payments of long-term debt for the five succeeding fiscal years are as follows:

Maturities of Long-Term Debt for Next Five Years at December 31, 2025	Total
In millions
2026	$—
2027	$—
2028	$1,350
2029	$—
2030	$—
The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy, as described in Note 22. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, not including long-term debt due within one year, was $3,181 million and $5,368 million at December 31, 2025 and 2024, respectively.

Available Committed Credit Facilities
The following table summarizes the Company's credit facilities:

Committed and Available Credit Facilities at December 31, 2025
In millions	Effective Date	Committed Credit	Credit Available	Maturity Date	Interest
Five-Year Revolving Credit Facility	April 2022	$2,000	$1,984	April 2028	Floating Rate
2025 $1B Revolving Credit Facility	May 2025	1,000	1,000	May 2026	Floating Rate
Total Committed and Available Credit Facilities		$3,000	$2,984

Debt Exchange
In September 2025, in connection with the contemplated Electronics Separation, DuPont announced the commencement of offers to exchange any and all of its outstanding (i) 4.725% Notes due 2028, (ii) 5.319% Notes due 2038 and (iii) 5.419% Notes due 2048 (respectively, the “2028 Notes”, the “2038 Notes” and the “2048 Notes” and collectively, the “Existing Notes” all issued in 2018) for new notes to be issued by DuPont (respectively, the “2028 New Notes”, the “2038 New Notes” and the “2048 New Notes” and collectively the “New Notes” and the exchanges of notes, collectively, the “Exchange Offers”). DuPont solicited consents from eligible holders of each series of Existing Notes (collectively, the “Consent Solicitations”) to adopt certain proposed amendments to the indenture governing the Existing Notes to eliminate substantially all of the restrictive covenants and amend certain other provisions in such indenture with respect to each series of Existing Notes. The Exchange Offers expired on September 30, 2025 with all validly tendered 2028 Notes accepted for exchange, totaling approximately $1.58 billion, representing 70.42% of the outstanding amount. Therefore, sufficient consent was validly obtained on the 2028 Notes, and the proposed amendments were adopted. Sufficient consents to the proposed amendments were not received for the 2038 and 2048 Notes. The exchange offer was settled in October 2025 and in connection with the settlement of the Exchange Offers, DuPont issued $1.58 billion aggregate principal amount of the 2028 New Notes in exchange for the 2028 Notes tendered and accepted by DuPont, approximately $226 million aggregate principal amount of 2038 New Notes in exchange for the 2038 Notes tendered and accepted by DuPont and approximately $295 million aggregate principal amount of 2048 New Notes in exchange for the 2048 Notes tendered and accepted by DuPont.

Each series of the New Notes provides for special mandatory redemption as discussed below. Each series of the New Notes has the same interest rate, interest payment dates, maturity date and optional redemption provisions as the applicable series of Existing Notes; provided that the methodology for calculating any make-whole redemption price for the New Notes reflects the Securities Industry and Financial Markets Association model provisions. Interest is payable on the 2028 New Notes, 2038 New Notes and 2048 New Notes on May 15 and November 15 of each year beginning on May 15, 2025, until its maturity date of November 15, 2028, November 15, 2038 and November 15 2048, respectively.

Upon the completion of the Electronics Separation, the special mandatory redemption event was triggered under each series of New Notes (the "Special Mandatory Redemption Event"). As a result, DuPont was required to redeem $900 million principal amount of the 2028 New Notes, approximately $226 million principal amount of the 2038 New Notes and approximately $295 million principal amount of the 2048 New Notes (such redemption the "Special Mandatory Redemption"). The Company sent redemption notices to the holders of the New Notes on November 3, 2025 and the Special Mandatory Redemption was completed on November 7, 2025.

Consent Solicitation and Tender Offer
In November 2025, DuPont entered into a transaction support agreement (the “Transaction Support Agreement”) with certain noteholders (the “Supporting Holders”) that beneficially own $649 million (or approximately 83.9%) of the 2038 Notes and $1,118 million (or approximately 60.25%) of the 2048 Notes. DuPont agreed to launch and the Supporting Holders agreed to provide their consents with respect to their 2038 Notes and 2048 Notes in support of a solicitation of consents (the “Consent Solicitation”) with respect to the adoption of certain proposed amendments to the Indenture governing the applicable series of 2038 Notes and 2048 Notes and to tender $1,029 million aggregate principal amount of their 2048 Notes into a tender offer (the “Tender Offer”) to purchase for cash up to $739 million aggregate principal amount of the 2048 Notes (the "Tender Cap") at a purchase price equal to $1,000 per $1,000 aggregate principal amount of 2048 Notes plus accrued and unpaid interest (if any) thereon to, but excluding, the applicable settlement date of the Tender Offer. The requisite consents to adopt the proposed amendments were received and the Tender Offer was completed in November 2025. As a result of the Tender Offer, in November 2025, DuPont settled $739 million aggregate principal of the 2048 Notes.

The Exchange Offers and Consent Solicitation were accounted for as debt modifications and all creditor fees paid were capitalized and were set to amortize as an adjustment to “Interest expense” in the Consolidated Statement of Operations over the remaining term of the Existing Notes and New Notes. As a result of the Special Mandatory Redemption Event and Tender Offer, the respective Existing Notes and New Notes redeemed were derecognized at their carrying value. Related to the above activities, the Company incurred a loss of approximately $114 million to “Sundry income (expense) – net” in the Consolidated Statements of Operations, which consisted of the redemption premium, third party fees, write-off of deferred debt issuance costs, including capitalized creditor fees incurred as part of the Exchange Offers and Consent Solicitation and the basis adjustment from fair value hedge accounting on the Company’s interest rate swap agreements associated with the redeemed bonds.

Qnity Financing
In August 2025, Qnity, a wholly-owned subsidiary of DuPont, issued $1.0 billion aggregate principal amount of 5.750% senior secured notes due 2032 (the “Qnity Secured Notes”) and $750 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the “Qnity Unsecured Notes,” and together with the Secured Notes, the “Qnity Notes”). Qnity also issued and fully allocated a senior secured revolving credit facility for $1.25 billion due 2030 and a senior secured term loan facility for $2.35 billion due 2032 in the third quarter 2025 (the “Qnity Credit Facilities”). The Qnity Credit Facilities became effective immediately prior to the Electronics Separation. Qnity used the net proceeds from the Qnity Notes, together with borrowings under the Credit Facilities and cash on hand, to finance the payment of a cash distribution to DuPont of approximately $4.1 billion, inclusive of financing related fees plus the pre-funded accrued interest deposit in connection with the issuance of notes (and any investment returns thereon). The gross proceeds held in escrow were released in connection with the completion of the Qnity Spin-Off on November 1, 2025. The obligations and liabilities associated with the Qnity Notes and the Qnity Credit Facilities were separated from the Company on November 1, 2025 upon consummation of the Qnity Distribution.

2024 Capital Structure Actions
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

Floating Rate Senior Unsecured Notes
In November 2023, the $300 million Floating Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash on hand.

Fixed Rate Senior Unsecured Notes
In November 2025, the $1,850 million Fixed Rate Senior Unsecured Notes matured and was repaid at par plus the accrued and unpaid interest. The Company funded the repayment with cash proceeds from the Electronics Separation.

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "2025 $1B Revolving Credit Facility"). The Company held another $1 billion 364-day revolving credit facility which expired in May 2025. There were no drawdowns under either facility during the year ended December 31, 2025. The 2025 $1B Revolving Credit Facility will be used for general corporate purposes.

In May 2025, the Company amended its $2.5 billion 5-year revolving credit facility to extend the maturity date to April 2028 (the "Five-Year Revolving Credit Facility"). Upon the completion of the Electronics Separation, the amended facility decreased to $2.0 billion.

Commercial Paper
In April 2022, DuPont downsized its authorized commercial paper program from $3.0 billion to $2.5 billion (the “DuPont Commercial Paper Program”). In 2025 upon occurrence of the Electronics Separation, the Company reduced its authorized commercial paper program to $2.0 billion. At December 31, 2024 and 2023, the Company had no issuances outstanding of commercial paper. At December 31, 2025, the Company had $60 million outstanding of commercial paper.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $475 million at December 31, 2025. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $137 million at December 31, 2025. These letters of credit support commitments made in the ordinary course of business.

Debt Covenants and Default Provisions
The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Existing Notes and 2028 New Notes also contain customary default provisions. The Five-Year Revolving Credit Facility and the 2025 $1B Revolving Credit Facility contain a financial covenant requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At December 31, 2025, the Company was in compliance with this financial covenant.

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

The following table summarizes the outstanding obligations confirmed as valid under the supplier financing programs for the years ended December 31, 2025 and 2024:

Supplier Financing Program Activity	Amount
In millions
Confirmed obligations outstanding as of January 1, 2024	$67
Invoices confirmed to financial institutions	273
Confirmed invoices paid to financial institution	(270)
Foreign currency exchange impact	(1)
Confirmed obligations outstanding as of December 31, 2024	$69
Invoices confirmed to financial institutions	237
Confirmed invoices paid to financial institution	(244)
Foreign currency exchange impact	1
Confirmed obligations outstanding as of December 31, 2025	$63

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation, Environmental Matters, and Indemnifications
The Company and certain subsidiaries are involved in various lawsuits, claims and environmental actions that have arisen in the normal course of business with respect to product liability, patent infringement, government regulation, contract and commercial litigation, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain substances at various sites. In addition, in connection with divestitures and the related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. The Company records liabilities for ongoing and indemnification matters when the information available indicates that it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.

As of December 31, 2025, the Company has recorded indemnification assets of $216 million within "Accounts and notes receivable - net" and $397 million within "Deferred charges and other assets" and indemnification liabilities of $323 million within "Accrued and other current liabilities" and $291 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. As of December 31, 2024, the Company has recorded indemnification assets of $20 million within "Accounts and notes receivable – net" and $298 million within "Deferred charges and other assets" and indemnification liabilities of $167 million within "Accrued and other current liabilities" and $208 million within "Other noncurrent obligations" within the Consolidated Balance Sheets. The increase in indemnification assets primarily reflects the allocation of certain liabilities to Qnity based on Qnity's Applicable Percentage of 44 percent. See Note 4 for further information. The increase in indemnification liabilities is primarily driven by the NJ Settlement, discussed below, and the Company's obligation to indemnify Qnity for certain tax related liabilities in accordance with the Electronics Tax Matters Agreement between Qnity and DuPont. See Note 8 for further information.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, beginning in Q2 2025, the Company recognized a liability, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below. As of December 31, 2025 the balance of this liability is $186 million.

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

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent, up to a MOU limit of $2 billion, by the Company and Corteva. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At December 31, 2025, the Company had paid Qualified Spend of approximately $700 million against its portion of the $2 billion MOU limit. In August 2025, Chemours, Corteva and DuPont have agreed to count the net present value of the settlement under the proposed Judicial Consent Order with the State of New Jersey, as discussed further below, against the $4 billion MOU limit. In addition, the parties agreed that relevant insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at December 31, 2025 are reflected in "Restricted cash and cash equivalents" on the Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva will each bear a certain percentage of the Indemnifiable Losses, described below, rising from EIDP Stray Liabilities and that the percentage changes as each company meets its respective threshold of $150 million for PFAS Stray Liabilities and $200 million for EIDP Stray Liabilities inclusive of Indemnifiable Losses of up to $150 million related to PFAS Stray Liabilities. The agreements provide that when all threshold are met, DuPont will bear 71 percent of Indemnifiable Losses related to EIDP Stray Liabilities and Corteva bears 29 percent. All thresholds have been met at December 31, 2025. DuPont has accrued for future Indemnifiable Losses related to EIDP Stray Liabilities and Qualified Spend accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities. For certain Non-PFAS Liabilities, Corteva must spend specified amounts before costs associated with such matter will be considered Indemnifiable Losses.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	December 31, 2025	December 31, 2024	Balance Sheet Classification
Current indemnification liabilities	$68	$99	Accrued and other current liabilities
Long-term indemnification liabilities	117	123	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1,2]	$185	$222
1.As of December 31, 2025 and 2024, total indemnification liabilities accrued include $109 million and $128 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality (the "NC DEQ"). This excludes amounts related to the State of New Jersey matters discussed further below.
2.As of December 31, 2025, DuPont has recorded an indemnification asset of $75 million, net of taxes, for Qnity's applicable percentage of liabilities associated with the MOU.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of (loss)/income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EIDP settled the Leach litigation, which allowed certain Ohio and West Virginia residents to pursue personal injury claims for six health conditions that an expert panel later found had a “probable link” to PFOA. Following those findings, approximately 3,550 lawsuits were consolidated in multidistrict litigation in the Southern District of Ohio, (the “Ohio MDL”) which Chemours and EIDP resolved in 2017 for $670 million.

After that settlement, roughly 100 additional cases were filed, nearly all of which were resolved in 2021 for $83 million. Thereafter, plaintiffs filed about 70 new cases in the Ohio MDL. Before trials began in 2024, EIDP and Chemours reached an agreement in principle to resolve all pending and certain pre‑suit claims. The parties finalized this settlement in November 2024, providing for two payments totaling approximately $59 million. DuPont paid $11 million toward the initial payment in December 2024 and accrued $10 million for its share of the contingent second payment, which was finalized and paid in March 2025. Following these dismissals, the Ohio MDL was terminated in February 2025. Any future personal injury claims will proceed in the courts where they are filed.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolves the State's claims relating to releases of PFAS in or into the State from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State's claims related to AFFF. As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont accrued its share of the settlement, approximately $39 million. In the fourth quarter of 2025, DuPont, Chemours and Corteva agreed to pay 80 percent of the settlement of which DuPont's portion is approximately $32 million. DuPont has accrued the remaining $7 million at December 31, 2025.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware of up to a total of $25 million if certain conditions are met. The Company’s portion of the Settlement Payment, in accordance to the terms of the MOU, is $9 million which is accrued for as of December 31, 2025. The Supplemental Payment conditions were met with the payment of 80 percent of the November 2023 settlement with the State of Ohio and DuPont paid its portion of the Supplemental Payment in January 2026.

As of December 31, 2025, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours, and companies such as 3M that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”) captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina (the “Court”). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the MDL include, among others, water districts, individuals alleging personal injury and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DowDuPont separations.

AFFF MDL Water District Settlement
In June 2023, Chemours, Corteva, EIDP, and DuPont entered into a $1.185 billion agreement to resolve PFAS‑related claims brought by a nationwide class of public water systems. DuPont fulfilled its $400 million funding obligation in the third quarter of 2023, which included $100 million previously held in escrow. Following final court approval in the second quarter of 2024, DuPont’s total contribution of $408 million, including interest, was released from restricted cash and the related liability was removed from the Company’s balance sheet.

The settlement class includes U.S. Public Water Systems with current PFAS detections or required monitoring under federal or state law, but excludes governmental systems and small systems without PFAS detections or monitoring requirements. While excluded entities could pursue future claims, the Company cannot estimate any potential losses. As part of the court‑approved process, approximately 900 of the more than 14,000 potential class members opted out of the settlement, and the opt‑out period has closed.

AFFF MDL Personal Injury Cases
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

At December 31, 2025 there are approximately 11,000 personal injury cases filed in the AFFF MDL. Many of the personal injury cases have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. Defendants will continue to review the docket and will move to dismiss claims that do not allege one of the identified health conditions. Defendants also continue to engage in discussions with a mediator in connection with these cases.

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

State of New Jersey
In August 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL ("dense non-aqueous phase liquids"), chemical solvents, and PFAS. Subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”), the Settlement will also resolve legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the 2021 binding MOU between Chemours, Corteva and DuPont. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. Accordingly, DuPont recorded a pre-tax charge in June 2025 of $177 million, reflected as discontinued operations in the Company's Consolidated Statement of Operations, reflecting the net present value, using an 8 percent discount rate, of $311 million which is estimated to be the Company’s share of the cash payment in accordance with the MOU. DuPont has recorded interest accretion of $9 million for the year ended December 31, 2025, resulting in a liability of $186 million as of December 31, 2025. The first of the scheduled annual payments will be due within 30 days of the date the Judicial Consent Order (“JCO”) is entered by the NJ Court, but no earlier than January 31, 2026. At December 31, 2025, $66 million is recorded in "Accrued and other current liabilities" and the remaining $120 million is recorded within "Other noncurrent obligations" within the Consolidated Balance Sheets. The Company intends to utilize the $35 million within the MOU Escrow Account for the first settlement payment in 2026. The parties have the right to prepay Settlement amounts at the discount rate set forth in the NJ Settlement agreement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

The NJ Settlement is subject to a public notice and comment period which closed on November 1, 2025. At a hearing on January 7, 2026, the State of New Jersey moved for the final approval of the settlement. The Court requested the State of New Jersey to provide additional information within 30 calendar days regarding the settlement, including its intended use of the proceeds.

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

Other Matters
In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam, the Netherlands, on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities are seeking liability declarations relating to the Dordrecht site’s current and historical PFAS operations and emissions. On September 27, 2023, the Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent (“LOI”) with the municipalities on June 28, 2024, that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. As of December 31, 2025, an accrual has been established for the Company's estimated portion of the loss associated with this matter.

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

While Management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this report, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at December 31, 2025. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek damages in very large amounts. As of December 31, 2025, the Company has liabilities of $16 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period.

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

At December 31, 2025, the Company had accrued obligations of $253 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	December 31, 2025	December 31, 2024	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$32	$45	$108

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow, Corteva and Qnity [2]	87	83	160
MOU related obligations (discussed above) [3]	134	146	39
Other environmental indemnifications	—	1	3
Total environmental related liabilities	$253	$275	$310
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of December 31, 2025.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify Dow and Corteva, and pursuant to the Electronics Separation and Distribution Agreement, Qnity, for certain clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 17 - LEASES
The Company has operating leases for real estate, an airplane, railcars, fleet, certain machinery and equipment, and information technology assets. The Company’s leases have remaining lease terms of approximately 1 year to 25 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise that option. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability.

Certain of the Company's leases include residual value guarantees. These residual value guarantees are based on a percentage of the lessor's asset acquisition price and the amount of such guarantee declines over the course of the lease term. The portion of residual value guarantees that are probable of payment is included in the related lease liability in the Consolidated Balance Sheets. At December 31, 2025, the Company has future maximum payments for residual value guarantees in operating leases of $13 million with final expirations through 2034. The Company's lease agreements do not contain any material restrictive covenants.
The components of lease cost for operating leases for the years ended December 31, 2025, 2024 and 2023 were as follows:

In millions	2025	2024	2023
Operating lease cost	$91	$78	$76
Short-term lease cost	3	5	4
Variable lease cost [1]	17	14	16
Less: Sublease income [2]	5	4	4
Total lease cost	$106	$93	$92
1.Variable lease cost excludes costs that have been capitalized into inventory of approximately $60 million in each year presented.
2.Reflects income associated with subleases, not inclusive of all lessor arrangements disclosed below.

Operating cash flows from operating leases related to continuing operations were $93 million, $77 million, and $73 million for the year ended December 31, 2025, 2024 and 2023, respectively.

New operating lease assets and liabilities entered into during the year ended December 31, 2025, 2024 and 2023 were $19 million, $33 million and $79 million, respectively. Supplemental balance sheet information related to leases was as follows:

In millions	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$209	$251
Current operating lease liabilities [2]	52	51
Noncurrent operating lease liabilities [3]	165	205
Total operating lease liabilities	$217	$256
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

Lease Term and Discount Rate for Operating Leases	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	6.7	7.4
Weighted-average discount rate	3.45%	3.54%

Maturities of lease liabilities were as follows:

Maturity of Lease Liabilities at December 31, 2025	Operating Leases
In millions
2026	$57
2027	45
2028	33
2029	21
2030	18
2031 and thereafter	61
Total lease payments	$235
Less: Interest	18
Present value of lease liabilities	$217

The Company has leases in which it is the lessor, with the largest being a result of the Electronics Separation and N&B Transaction. In connection with the Electronics Separation, N&B Transaction and the M&M Divestitures, DuPont entered into leasing arrangements with Qnity, IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases. Lease agreements where the Company is the lessor have final expirations through 2040.

For the years ended December 31, 2025, 2024 and 2023 total lease income was $74 million, $69 million and $67 million, respectively, for which the net profits recognized from these leases were approximately $19 million, $17 million and $15 million, respectively. Total lease income for each period presented is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". Contractual lease income for 2026 through 2040 ranges from $29 million to $104 million annually.

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

In November 2022, DuPont entered into accelerated share repurchase ("ASR") agreements with each of three financial institutions (the "$3.25B ASR Transaction"). DuPont paid an aggregate of approximately $3.25 billion of common stock with $250 million of such repurchases under the 2022 Share Buyback Program and $3 billion under the $5B Share Buyback Program. Pursuant to the terms of the $3.25B ASR Transaction, DuPont paid an aggregate of $3.25 billion to the ASR Counterparties and received initial deliveries of 38.8 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $2.6 billion. The $3.25B ASR Transaction was completed during the third quarter of 2023 with DuPont receiving and retiring an additional 8.0 million shares of DuPont common stock. In connection with the completion of the transaction the remaining $613 million based on the price of the shares at the time of delivery was settled as a forward contract indexed to DuPont common stock at the time of settlement, classified within stockholders’ equity. At the completion of the $3.25B ASR Transaction, the Company had repurchased and retired a total of 46.8 million shares at an average price of $69.44 per share.

In the third quarter of 2023, DuPont entered into new accelerated share repurchase agreements with three financial counterparties to repurchase an aggregate of $2 billion of common stock ("$2B ASR Transaction"). DuPont paid an aggregate of $2 billion to the counterparties and received initial deliveries of 21.2 million shares in aggregate of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $1.6 billion. In the first quarter of 2024, the $2B ASR Transaction was completed. The settlement resulted in the delivery of 6.7 million additional shares of DuPont common stock, which were retired immediately and was recorded as an increase to accumulated deficit in the first quarter of 2024. In total, the Company repurchased 27.9 million shares at an average price of $71.67 per share under the $2B ASR Transaction. The completion of the $2B ASR Transaction effectively completes the $5B Share Buyback Program and the Company's stock repurchase authorization.

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

Also in the first quarter 2024, DuPont entered an ASR agreement with one counterparty for the repurchase of about $500 million of common stock ("Q1 2024 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty and received initial deliveries of 6.0 million shares of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $400 million. The remaining $100 million was evaluated as an unsettled forward contract indexed to DuPont common stock, classified within stockholders' equity as of March 31, 2024.

In the second quarter of 2024, the Q1 2024 ASR Transaction was completed. The settlement resulted in the delivery of approximately 1.0 million additional shares of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $72 million. In total, the Company repurchased 6.9 million shares at an average price of $71.96 per share under the Q1 2024 ASR Transaction.

The $1B Program expired on June 30, 2025.

In November 2025, the Company's Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”). Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, which may include accelerated share repurchase transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and number of shares to be repurchased will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.

In the fourth quarter of 2025, DuPont entered into an ASR agreement with one counterparty for repurchase of about $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, whereby the counterparty is required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 10.2 million shares of DuPont common stock at a price per share of $39.15, which were retired immediately and recorded as an increase to accumulated deficit of $400 million. In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in delivery of approximately 2 million shares of additional DuPont common stock which were retired immediately and will be recorded as an increase to accumulated deficit in the first quarter of 2026. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases made after December 31, 2022. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded total excise tax of $4 million and $8 million, respectively, as an increase to accumulated deficit for the years ended December 31, 2025 and 2024, reflected within stockholders' equity and a corresponding liability within "Accounts Payable" in our Consolidated Balance Sheets as of December 31, 2025 and 2024.

Common Stock
The following table provides a reconciliation of DuPont Common Stock activity for the years ended December 31, 2025, 2024 and 2023:

Shares of DuPont Common Stock	Issued	Held in Treasury
In thousands
Balance at January 1, 2023	458,124	—
Issued	1,225	—
Repurchased	—	29,239
Retired	(29,239)	(29,239)
Balance at December 31, 2023	430,110	—
Issued	1,513	—
Repurchased	—	13,629
Retired	(13,629)	(13,629)
Balance at December 31, 2024	417,994	—
Issued	1,418	—
Repurchased	—	10,217
Retired	(10,217)	(10,217)
Balance at December 31, 2025	409,195	—

Accumulated Deficit
There are no significant restrictions limiting the Company's ability to pay dividends. Dividends declared and paid to common stockholders during the years ended December 31, 2025, 2024 and 2023 are summarized in the following table:

Dividends Declared and Paid	2025	2024	2023
In millions
Dividends declared to common stockholders	$597	$635	$651
Dividends paid to common stockholders	$597	$635	$651

Loss from nonconsolidated affiliates included within "Accumulated deficit" was $10 million at December 31, 2025 and undistributed earnings of nonconsolidated affiliates, included within "Accumulated deficit" was $3 million at December 31, 2024.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the years ended December 31, 2025, 2024 and 2023:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments [1]	Total
In millions
2023
Balance at January 1, 2023	$(968)	$60	$117	$(791)
Other comprehensive income (loss) income before reclassifications	46	(83)	(41)	(78)
Amounts reclassified from accumulated other comprehensive income	—	(9)	—	(9)
Delrin® Divestiture reclassification adjustment	(9)	(23)	—	(32)
Net other comprehensive income (loss)	$37	$(115)	$(41)	$(119)
Balance at December 31, 2023	$(931)	$(55)	$76	$(910)
2024
Other comprehensive (loss) income before reclassifications	(562)	(59)	32	(589)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Net other comprehensive (loss) income	$(562)	$(60)	$32	$(590)
Balance at December 31, 2024	$(1,493)	$(115)	$108	$(1,500)
2025
Other comprehensive income (loss) before reclassifications	728	(7)	(71)	650
Amounts reclassified from accumulated other comprehensive income	—	(5)	—	(5)
Net other comprehensive income (loss)	$728	$(12)	$(71)	$645
Electronics Separation	328	2	—	330
Balance at December 31, 2025	$(437)	$(125)	$37	$(525)
1. Includes cumulative translation adjustment impact associated with derivative instruments.

The tax effects on the net activity related to each component of other comprehensive loss for the years ended December 31, 2025, 2024 and 2023 were as follows:

Tax Benefit (Expense)	2025	2024	2023
In millions
Pension and other post-employment benefit plans	$—	$11	$26
Derivative instruments	20	(9)	12
Tax benefit from income taxes related to other comprehensive income (loss) items	$20	$2	$38

A summary of the reclassifications out of AOCL for the years ended December 31, 2025, 2024 and 2023 is provided as follows:

Reclassifications Out of Accumulated Other Comprehensive Loss	2025	2024	2023	Income Classification
In millions
Cumulative translation adjustments	$—	$—	$(9)	See (1) below
Pension and other post-employment benefit plans	(6)	(2)	(35)	See (1) below
Tax expense	1	1	3	See (1) below
Pension and other post-employment benefit plans, after tax	(5)	(1)	(32)
Total reclassifications for the period, after tax	$(5)	$(1)	$(41)
1. The activity for the year ended December 31, 2025 is classified within "Sundry income (expense) - net" as part of continuing operations, with a portion classified within"(Loss) income from discontinued operations, net of tax" as part of the Electronics Separation. The activity for the year ended December 31, 2024 is classified within "Sundry income (expense) - net" as part of continuing operations. The activity for the year ended December 31, 2023 is classified almost entirely within "(Loss) income from discontinued operations, net of tax" as part of the Delrin® Divestiture, with a portion classified within "Sundry income (expense) - net" as part of continuing operations.

NOTE 19 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
The significant defined benefit pension and OPEB plans of the Company are summarized below. Unless otherwise noted, all values within this footnote are inclusive of balances and activity associated with the Electronics Business through the spinoff and all Aramids activity related to discontinued operations. The Company transferred standalone and split plans associated with the Electronics Business on the separation date.

Defined Benefit Pension Plans
DuPont has both funded and unfunded defined benefit pension plans covering employees in a number of non-US countries. The United Kingdom qualified plan is the largest pension plan held by DuPont.

DuPont's funding policy is consistent with the funding requirements of each country's laws and regulations. Pension coverage for employees of DuPont's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded. During 2025, the Company contributed $55 million to its benefit plans. DuPont expects to contribute approximately $55 million to its benefit plans in 2026.

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for all plans are summarized in the table below:

Weighted-Average Assumptions for Pension Plans	Benefit Obligations at December 31,		Net Periodic Costs for the Years Ended
	2025	2024	2025	2024	2023
Discount rate	3.54%	3.67%	3.35%	3.46%	3.05%
Interest crediting rate for applicable benefits	1.75%	1.75%	1.75%	2.00%	2.25%
Rate of compensation increase	3.05%	3.41%	3.01%	3.11%	3.25%
Expected return on plan assets	N/A	N/A	4.19%	4.43%	3.61%

Other Post-employment Benefit Plans
The Company retained U.S. and foreign other post-employment benefit obligations with the U.S. long-term disabilities plan being the largest and accounting for most of the Company's total other post-employment benefit obligations. In comparison to the Company's defined benefit pension plans, the Company's other post-employment benefit plans are not significant. The total other post-employment benefits projected benefit obligation was $17 million as of December 31, 2025 and $27 million as of December 31, 2024. The decrease in the Company's OPEB projected benefit obligation is due to the portion that was spun off with the Electronics Business separation.

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

Summarized information on the Company's pension and other postretirement benefit plans is as follows:

Change in Projected Benefit Obligations of All Plans	2025	2024
In millions
Change in projected benefit obligations:
Benefit obligations at beginning of year	$2,435	$2,704
Service cost	16	17
Interest cost	82	84
Plan participants' contributions	4	9
Actuarial changes in assumptions and experience	(48)	(49)
Benefits paid	(192)	(208)
Plan amendments	1	—
Transfer to Qnity at spin-off	(411)	—
Effect of foreign exchange rates	235	(122)
Settlements/curtailments	(66)	—
Benefit obligations at end of year	$2,056	$2,435

Change in Plan Assets and Funded Status of All Plans	2025	2024
In millions
Change in plan assets:
Fair value of plan assets at beginning of year	$2,161	$2,424
Actual return on plan assets	47	(14)
Employer contributions	55	51
Plan participants' contributions	4	9
Benefits paid	(192)	(208)
Effect of foreign exchange rates	205	(101)
Settlements	(69)	—
Transfer to Qnity at spin-off	(346)	—
Fair value of plan assets at end of year	$1,865	$2,161

Funded status:
Plans with plan assets	$230	$186
All other plans	(421)	(460)
Funded status at end of year	$(191)	$(274)

The following tables summarize the amounts recognized in the Consolidated Balance Sheets for all plans:

Amounts Recognized in the Consolidated Balance Sheets for All Plans	December 31, 2025	December 31, 2024
In millions
Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets	$293	$291
Accrued and other current liabilities	(47)	(42)
Pension and other postretirement benefits - noncurrent	(437)	(523)
Net amount recognized	$(191)	$(274)

Pretax amounts recognized in accumulated other comprehensive loss (income):
Net loss (gain)	$173	$167
Prior service credit	—	(4)
Pretax balance in accumulated other comprehensive loss at end of year	$173	$163

The accumulated benefit obligation for all pension plans was $2.0 billion and $2.4 billion at December 31, 2025 and December 31, 2024, respectively.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets	December 31, 2025	December 31, 2024
In millions
Accumulated benefit obligations	$573	$646
Fair value of plan assets	$120	$134

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets	December 31, 2025	December 31, 2024
In millions
Projected benefit obligations	$583	$683
Fair value of plan assets	$120	$144

Net Periodic Benefit Costs for All Plans for the Years Ended December 31,	2025	2024	2023
In millions
Net Periodic Benefit Costs:
Service cost	$16	$17	$25
Interest cost	82	84	99
Expected return on plan assets	(88)	(100)	(92)
Amortization of prior service credit	(3)	(3)	(3)
Amortization of unrecognized net loss (gain)	1	—	(1)
Curtailment/settlement/other (gain) loss	(2)	1	(3)
Net periodic benefit costs (credits) - Total	$6	$(1)	$25
Less: Net periodic benefit costs - Discontinued operations	3	—	2
Net periodic benefit costs (credits) - Continuing operations [1]	$3	$(1)	$23
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss[2]	$(7)	$70	$108
Amortization of prior service credit	3	3	3
Amortization of unrecognized (loss) gain	(1)	—	1
Curtailment revaluation (gain) loss	(2)	—	—
Settlement benefit (charge)	6	(1)	3
Effect of foreign exchange rates	18	(1)	1
Transfer to Qnity at spin-off	(1)	—	—
Plan amendments	1	—	—
Total recognized in other comprehensive loss (income)	$17	$71	$116
Total recognized in net periodic benefit costs (credits) and other comprehensive loss (income)	$20	$70	$139
1. Refer to the separate table below for details of Net Periodic Benefit Costs for Plans in Continuing Operations.
2. The actuarial gain for the year ended December 31, 2025 was primarily due to increasing discount rates on the projected benefit obligations, partially offset by a loss on assets in excess of what was expected. The actuarial loss for the year ended December 31, 2024 was primarily due to losses on assets in excess of what was expected, partially offset by gains due to discount rates on the projected benefit obligations.

Net Periodic Benefit Costs for Plans in Continuing Operations for the Years Ended December 31,	2025	2024	2023
In millions
Net Periodic Benefit Costs:
Service cost	$8	$8	$10
Interest cost	67	63	71
Expected return on plan assets	(69)	(73)	(56)
Amortization of prior service credit	(2)	(2)	(1)
Amortization of unrecognized net loss	2	1	1
Curtailment/settlement	(3)	2	(2)
Net periodic benefit costs (credits) - Continuing operations	$3	$(1)	$23

Estimated Future Benefit Payments
The estimated future benefit payments of continuing operations, reflecting expected future service, as appropriate, are presented in the following table:

Estimated Future Benefit Payments at December 31, 2025
In millions
2026	$164
2027	155
2028	155
2029	158
2030	153
Years 2031-2035	732
Total	$1,517

Plan Assets
Plan assets consist primarily of equity and fixed income securities of U.S. and foreign issuers, and alternative investments such as insurance contracts, pooled investment vehicles and private market securities. At December 31, 2025, plan assets totaled $1.9 billion.

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

The weighted-average target allocation for plan assets of DuPont's pension plans is summarized as follows:

Target Allocation for Plan Assets at December 31, 2025	DuPont
Asset Category
Equity securities	2%
Fixed income securities	9
Alternative investments	26
Hedge funds	17
Pooled investment vehicles	42
Other investments	4
Total	100%

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

The following table summarizes the bases used to measure the Company’s pension plan assets at fair value for the years ended December 31, 2025 and 2024:

Basis of Fair Value Measurements	December 31, 2025				December 31, 2024
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$18	$18	$—	$—	$52	$52	$—	$—
Equity securities:
U.S. equity securities	$19	$19	$—	$—	$20	$20	$—	$—
Non - U.S. equity securities	24	24	—	—	26	26	—	—
Total equity securities	$43	$43	$—	$—	$46	$46	$—	$—
Fixed income securities:
Debt - government-issued	$23	$—	$23	$—	$34	$—	$34	$—
Debt - corporate-issued	4	—	4	—	4	—	4	—
Total fixed income securities	$27	$—	$27	$—	$38	$—	$38	$—
Alternative investments:
Real estate	$90	$—	$—	$90	$75	$—	$—	$75
Insurance contracts	386	—	—	386	468	—	—	468
Derivatives - asset position	3	—	3	—	—	—	—	—
Derivatives - liability position	—	—	—	—	(3)	—	(3)	—
Total alternative investments	$479	$—	$3	$476	$540	$—	$(3)	$543
Other Investments:
Pooled investment vehicles	$767	$767	$—	$—	$685	$685	$—	$—
Other investments	11	—	$11	$—	—	—	—	—
Total other investments	$778	$767	$11	$—	$685	$685	$—	$—
Subtotal	$1,345	$828	$41	$476	$1,361	$783	$35	$543
Investments measured at net asset value:
Debt - government-issued	$141				$147
Hedge funds	301				552
Private market securities	43				101
Pooled investment vehicles	10				—
Total investments measured at net asset value	$495				$800
Items to reconcile to fair value of plan assets:
Pension trust receivables [1]	$25				$—
Pension trust payables [2]	—				—
Total	$1,865				$2,161
1. Primarily receivables for investment securities sold.
2. Primarily payables for investment securities purchased.

The following table summarizes the changes in the fair value of Level 3 pension plan assets for the years ended December 31, 2025 and 2024:

Fair Value Measurement of Level 3 Pension Plan Assets	Real Estate	Insurance Contracts	Total
In millions
Balance at January 1, 2024	$79	$524	$603
Actual return on assets:
Relating to assets held at December 31, 2024	(6)	(56)	(62)
Purchases, sales and settlements, net	2	(3)	(1)
Transfers into Level 3	—	3	3
Balance at December 31, 2024	$75	$468	$543
Actual return on assets:
Relating to assets held at December 31, 2025	15	30	45
Purchases, sales and settlements, net	—	(89)	(89)
Transfers out of Level 3 [1]	—	(23)	(23)
Balance at December 31, 2025	$90	$386	$476
1. Related to the Electronics Separation.

Defined Contribution Plans
The Company provides defined contribution benefits to its employees. The most significant is the U.S. Retirement Savings Plan ("the Plan"), which covers all U.S. full-service employees. This Plan includes a non-leveraged Employee Stock Ownership Plan ("ESOP"). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the Company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the Company may participate. Currently, the Company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. The Company's matching contributions vest immediately upon contribution. The 3 percent nonmatching employer contribution vests after employees complete three years of service. The Company's matching contributions to the Plan were $59 million in 2025 and $60 million in 2024. The Company's nonmatching contributions to the Plan were $32 million for both years ended in 2025 and 2024. In total, the Company's contributions to the Plan were $91 million in 2025 and $92 million in 2024. 2025 amounts are inclusive of Electronics Business through the spin-off and all Aramids activity related to discontinued operations. All amounts in 2024 are inclusive of Electronics Business and Aramids activity related to discontinued operations.

In addition, the Company made contributions to other defined contribution plans for both years ended in 2025 and 2024 in the amount of $32 million. 2025 amounts are inclusive of Electronics Business through the spin-off and Aramids activity related to discontinued operations. All amounts in 2024 are inclusive of Electronics Business and Aramids activity related to discontinued operations.

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

During the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP"), which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the 2020 EIP, a maximum of 14 million shares of common stock are available for award as of December 31, 2025. The approval of the 2020 Plan had no effect on the Company’s ability to make future grants under the DuPont OIP in accordance with its terms, and awards that are outstanding under the DuPont OIP remain outstanding in accordance with their terms.

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

In connection with the Electronics Separation on November 1, 2025 (see Note 1), all outstanding stock-based compensation awards associated with Qnity employees converted into Qnity awards, became Qnity’s responsibility and were cancelled from DuPont plans, with the exception of certain awards granted to executive level employees. The conversion into Qnity awards was made with the intent to preserve the intrinsic value of each award immediately before and after the Separation. In addition, for awards associated with remaining DuPont employees, the number of shares underlying unvested stock awards was adjusted along with the exercise price and the number of shares underlying outstanding stock options. These adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Separation and were determined using a ratio calculated using the DuPont share price based on the market closing price before and the average of the closing price from the first three days of trading after the Separation.

Certain awards that were outstanding with DuPont's executive employees prior to the separation converted into both DuPont and Qnity awards designed to mirror the DuPont and Qnity common stock that would have been held had the stock-based compensation award been outstanding. Similar to that described above, this conversion was done with the intent to preserve the intrinsic value of each award.

The terms of the outstanding awards remain the same and if unvested, continue to vest over the original vesting periods. The adjustments to shares underlying unvested stock awards and outstanding stock options did not result in a material stock-based compensation cost.

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

DuPont recognized share-based compensation expense in continuing operations of $38 million for the year ended December 31, 2025, $56 million for the year ended December 31, 2024 and $57 million for the year ended December 31, 2023, respectively. The income tax benefits related to stock-based compensation arrangements were $10 million, $12 million and $12 million for the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, there was no unrecognized compensation cost as all stock option awards have vested. Total unrecognized pretax compensation cost in continuing operations related to RSUs and performance based stock units ("PSUs") of $50 million at December 31, 2025, is expected to be recognized over a weighted average period of 1.8 years. The total fair value of RSUs and PSUs vested in the year ended December 31, 2025 was $59 million. The weighted average grant-date fair value of RSUs and PSUs granted during 2025 was $80.37.

DuPont 2020 Equity Incentive Plan
2020 EIP Stock Options

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
1. No stock options were granted by the Company out of the EIP plan in 2025, 2024 or 2023.

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

The following table summarizes stock option activity for 2025 under the 2020 EIP:

EIP Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	509	$74.61
Exercised	(83)	$31.47
Qnity exits	(85)	$74.38
Share conversion	545	$53.13
Forfeited/Expired	(4)	$74.08
Outstanding at December 31, 2025	882	$31.58	5.98	$7,604
Exercisable at December 31, 2025	882	$31.58	5.98	$7,604
1. No awards were granted by the Company out of the EIP plan in 2025, 2024, and 2023.

Additional Information about EIP Stock Options [1]
In millions, except per share amounts	2025	2024	2023
Weighted-average fair value per share of options granted [1]	$—	$—	$—
Total compensation expense for stock options plans [2]	$10	$10	$10
Related tax benefit [2]	$2	$2	$2
1. No stock options were granted by the Company out of the EIP plan in 2025, 2024, and 2023.
2. These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

2020 EIP Restricted Stock Units and Performance Based Stock Units

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

The Company grants PSUs to senior leadership under the 2020 EIP. Vesting for PSUs granted is based upon achieving certain return on invested capital ("ROIC") targets and certain adjusted corporate net income annual growth targets, weighted evenly between the metrics and modified by a relative total shareholder return ("TSR") percentile ranking goal as compared to the S&P 500. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs, subject to the TSR metric, is based upon the market price of the underlying common stock as of the grant date and estimated using a Monte Carlo simulation.

Nonvested awards of RSUs and PSUs are shown below:

EIP RSUs and PSUs	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 1, 2025	2,204	$69.11
Granted	1,161	$80.37
Vested	(921)	$64.56
Qnity exits	(666)	$73.87
Share conversion	896	$53.84
Forfeited	(212)	$57.87
Nonvested at December 31, 2025	2,462	$37.57

DuPont Omnibus Incentive Plan
The DuPont OIP has two subplans that have the same terms and conditions of the TDCC and EIDP plans immediately prior to the DWDP Distributions. Awards previously granted under those plans that were nonvested will now vest in each subplan. No awards were granted by the Company out of the DuPont OIP plan in 2025, 2024 or 2023. All new awards will be granted by the EIP.

DuPont OIP Stock Options
The exercise price of shares subject to option is equal to the market price of the Company's stock on the date of grant. Stock option awards expire 10 years after the grant date. The plan allows retirement-eligible employees of the Company to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. No awards were granted by the Company out of the DuPont OIP plan in 2025, 2024 and 2023.

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

The following table summarizes stock option activity for 2025 under the DuPont OIP:

OIP Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,390	$62.55
Exercised	(292)	$46.46
Qnity exits	(251)	$64.02
Share conversion	1,266	$43.99
Forfeited/Expired	(18)	$22.62
Outstanding at December 31, 2025	2,095	$26.04	4.12	$29,660
Exercisable at December 31, 2025	2,095	$26.04	4.12	$29,660

Additional Information about OIP Stock Options [1]
In millions, except per share amounts	2025	2024	2023
Total compensation expense for stock options plans [2]	$23	$23	$23
Related tax benefit [2]	$5	$5	$5
1. No awards were granted by the Company out of the OIP plan in 2025, 2024, or 2023.
2.These amounts represent life to date.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end.

DuPont OIP Restricted Stock Units and Performance Based Stock Units
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

As of December 31, 2025, there are no material nonvested awards of RSUs and no RSUs granted out of the DuPont OIP in 2025, 2024 and 2023.

TDCC Stock Incentive Plan
In connection with the DWDP Merger, on August 31, 2017 all outstanding TDCC stock options under the TDCC 2012 Stock Incentive Plan (the "2012 Plan") were converted into stock options with respect to DowDuPont Common Stock.

TDCC Stock Options
TDCC granted stock options to certain employees, subject to certain annual and individual limits, with terms of the grants fixed at the grant date. The exercise price of each stock option equals the market price of TDCC’s stock on the grant date. Options vest from one year to three years, and had a maximum term of 10 years. To measure the fair value of the awards on the date of grant, TDCC used the Black-Scholes option pricing model. No awards were granted by the Company out of the TDCC plan during 2025, 2024 and 2023.

EIDP Equity Incentive Plan
EIDP Stock Options
The exercise price of shares subject to option is equal to the market price of EIDP's stock on the date of grant. All options vest serially over a three-year period. Stock option awards expire ten years after the grant date. The plan allowed retirement-eligible employees of EIDP to retain any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. There were no options granted out of the EIDP EIP in 2025, 2024 and 2023.

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

The following table summarizes stock option activity for 2025:

EIDP Stock Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	2,002	$73.77
Exercised	(584)	$37.93
Qnity exits	(58)	$88.02
Share conversion	1,646	$67.07
Forfeited/Expired	(134)	$36.75
Outstanding at December 31, 2025	2,872	$40.81	1.70	$4,881
Exercisable at December 31, 2025	2,872	$40.81	1.70	$4,881

EIDP Restricted Stock Units
EIDP issued RSUs that serially vested over a three-year period. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted periodically to key senior management employees. These RSUs generally vested over periods ranging from three years to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date. The awards have the same terms and conditions as were applicable to such equity awards immediately prior to the DWDP Merger closing date. As of December 31, 2025, there are no material nonvested awards of RSUs and no RSUs granted out of the EIDP EIP in 2025, 2024 and 2023.

NOTE 21 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at December 31, 2025 and December 31, 2024:

Fair Value of Financial Instruments	December 31, 2025				December 31, 2024
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$100	$—	$—	$100	$314	$—	$—	$314
Restricted cash equivalents [1]	$42	$—	$—	$42	$42	$—	$—	$42
Total cash and restricted cash equivalents	$142	$—	$—	$142	$356	$—	$—	$356
Long-term debt including debt due within one year [2]	$(3,134)	$52	$(99)	$(3,181)	$(7,171)	$14	$(57)	$(7,214)
Derivatives relating to:
Net investment hedge [3]	—	46	—	46	—	137	—	137
Foreign currency [4,5]	—	—	(10)	(10)	—	8	(8)	—
Interest rate swap agreements [6]	—	—	(42)	(42)	—	—	(206)	(206)
Total derivatives	$—	$46	$(52)	$(6)	$—	$145	$(214)	$(69)
1.Refer to Note 7 and Note 16 for more information on Restricted cash equivalents.
2.At December 31, 2025 and 2024 the balance included unamortized basis adjustment of $35 million and $48 million related to the 2022 Swaps, discussed below. At December 31, 2025, the balance included a fair value hedging revaluation related to the 2022 Swaps of $4 million, discussed below. Fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.The loss on the 2022 Swaps is classified as "Other noncurrent obligations" in the Consolidated Balance Sheets.

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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	December 31, 2025	December 31, 2024
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements	$774	$—
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$1,014	$(1,159)
Interest rate swap agreements [2]	$—	$4,150
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

The Company has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within "Accumulated other comprehensive income" ("AOCL"), net of amounts associated with excluded components which are recognized in "Interest expense" in the Consolidated Statements of Operations.

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements (the “2022 Swaps”) with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company’s fixed-rate notes due 2038 attributable to interest rate change movements. These swaps convert interest on the hedged portion of the 2038 Notes to a floating rate based on the Secured Overnight Financing Rate ("SOFR") through November 2032. The 2022 Swaps expire on November 15, 2032 and are carried at fair value.

On June 5, 2024, DuPont issued a notice of redemption to the bond trustee with respect to a partial redemption of $650 million aggregate principal amount of its 2038 Notes in accordance with their terms. The redemption was effective on June 15, 2024. As a result of the announced redemption, the Company dedesignated the current hedging relationship. At the time of dedesignation, the total amount recorded as a cumulative fair value basis adjustment on the 2038 Notes was a loss of $81 million of which $32 million was recognized as a component of the loss from partial extinguishment of debt recorded in "Sundry income (expense) – net" in the Consolidated Statements of Operations. The remaining $49 million basis adjustment is amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the 2038 Notes. The basis adjustment amortization recorded to "Interest expense" in the Consolidated Statement of Operations for the year ended December 31, 2024 was $1 million. Similarly, on November 7, 2025, DuPont redeemed an additional $226 million aggregate principal as part of the Special Mandatory Redemption. At the time of the Special Mandatory Redemption, the total amount recorded as a cumulative fair value basis adjustment on the 2038 notes was a loss of $46 million, of which $11 million was recognized as a component of the loss from partial extinguishment of debt recorded in “Sundry income (expense) – net” in the Consolidated Statements of Operations. As a result of the accelerated redemption, the fair value basis adjustment equaled approximately $35 million and the basis adjustment amortization recorded to "Interest expense" in the Consolidated Statement of Operations for the year ended December 31, 2025, was $2 million.

Following its actions in the fourth quarter of 2025 to achieve its post-Electronics Separation capital structure, $774 million aggregate principal amount of the Company's 2038 Notes remained outstanding. To align swap notional amount with the remaining debt, on November 3, 2025, the Company settled 23 percent of the notional of the 2022 Swaps related to the 2038 Notes for $10 million, representing the allocated fair value at settlement inclusive of accrued interest.

In November 2025, the Company redesignated 77 percent of the original 2022 Swaps as a partial-term fair value hedge of the remaining $774 million of the 2038 Notes through November 2032. No changes were made to the swap terms in connection with the redesignation. Upon redesignation, changes in the fair value of the hedging instruments and the hedged portion of the debt attributable to changes in the benchmark interest rate are recorded in interest expense. As of December 31, 2025, the only interest rate swaps outstanding are the redesignated 77 percent portion of the 2022 Swaps. The hedging instrument is presented at fair value within “Other noncurrent obligations,” with accrued interest presented in “Accrued and other current liabilities.”

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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pretax basis related to foreign currency derivatives not designated as a hedge, which was included in “Sundry income (expense) – net” in the Consolidated Statements of Operations, was a loss of $23 million for the year ended December 31, 2025 ($32 million loss for the year ended December 31, 2024 and $64 million loss for the year ended December 31, 2023).

Interest Rate Swap Agreements

The Company’s 2022 interest rate swap agreements (“2022 Swaps”) — including their original terms, dedesignation events, settlements, and subsequent redesignation are discussed in detail above within Derivatives Designated in Hedging Relationships. During periods when the 2022 Swaps were not designated in a qualifying hedge relationship, changes in fair value and net interest settlements were recorded in “Sundry income (expense) – net.”

In addition to the 2022 Swaps, the Company entered into two forward‑starting fixed‑to‑floating interest rate swap agreements in June 2024 (the “2024 Swaps”) that were not designated as hedging instruments. One of the 2024 Swaps converted $2.15 billion principal amount of the Company’s fixed‑rate notes due 2048 into floating rate debt for the portion of their terms from 2025 through 2048. The second 2024 Swap converted $1.0 billion principal amount of fixed‑rate notes due 2038 into floating rate debt for the portion of their terms from 2032 through 2038. Both 2024 Swaps were carried at fair value and included a mandatory early termination date of December 15, 2025. On December 31, 2024, the mark to market value of the 2024 Swaps was $116 million and was recorded to "Accrued and other current liabilities."

The Company settled 30 percent of the “2024 Swap” notional related to the 2048 Notes in September 2025 for approximately $20 million, representing the allocated fair value at the time of settlement. In November 2025, the Company settled the remaining 70 percent of the “2024 Swap” notional related to the 2048 Notes and 100 percent of the “2024 Swap” notional related to the 2038 Notes for a total of $92 million, also representing their respective fair values at the time of settlement.

Gains and losses related to interest rate swaps not designated as hedges — including the non‑designated periods of the 2022 Swaps and the 2024 Swaps — were recorded in “Sundry income (expense) – net.” The Company recognized a gain of $31 million for the year ended December 31, 2025 and a loss of $138 million for the year ended December 31, 2024. Cash flows associated with the settlement of non‑designated swaps are reflected within “Cash provided by operating activities – continuing operations” in the Consolidated Statements of Cash Flows.

NOTE 22 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	December 31, 2025	December 31, 2024
In millions
Assets at fair value:
Cash equivalents [1]	$142	$314
Derivatives relating to: [2]
Net investment hedge	46	137
Foreign currency contracts [3]	2	23
Total assets at fair value	$190	$474
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	42	206
Foreign currency contracts [3]	12	23
Total liabilities at fair value	$54	$229
1.Time deposits included in "Cash and cash equivalents" in the Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" and "Restricted cash and cash equivalents – noncurrent" in the Consolidated Balance Sheets at December 31, 2025 and 2024 included $42 million of money market funds representing Level 1 fair value measurement investments which are held at amortized cost.
2.See Note 21 for the classification of derivatives in the Consolidated Balance Sheets.
3.Assets and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the Consolidated Balance Sheets. The offsetting counterparty and cash collateral amounts were $2 million and zero, respectively, for both assets and liabilities as of December 31, 2025. The offsetting counterparty and cash collateral amounts were $15 million and zero, respectively, for both assets and liabilities as of December 31, 2024.

As part of the Donatelle Acquisition, the purchase agreement includes annual contingent earn-out payments based upon customer specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. Changes in the fair values of the contingent earn-out liability will be recognized in "Sundry income (expense) – net" in the Consolidated Statements of Operations. The fair value of the contingent earn-out liability is reflected in “Other noncurrent obligations” on the Consolidated Balance Sheets. See Note 3 for additional information.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	December 31, 2025	December 31, 2024
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$21	$40
Total liabilities at fair value	$21	$40

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

There were no transfers between Levels 1 and 2 during the years ended December 31, 2025 and December 31, 2024.

Fair Value Measurements on a Nonrecurring Basis
The following table summarizes the basis used to measure certain assets at fair value on a nonrecurring basis:

Basis of Fair Value Measurements on a Nonrecurring Basis [1]	Significant Other Unobservable Inputs (Level 3)	Total Losses
In millions
At December 31, 2025
Assets at fair value:
Investments in nonconsolidated affiliates	$10	$(10)

At December 31, 2023
Assets at fair value:
Goodwill	$4,037	$(668)
1.The Company did not incur any losses associated with fair value measurements on a nonrecurring basis for the years ended December 31, 2025 and 2024.

2025 Fair Value Measurements on a Nonrecurring Basis
During the fourth quarter of 2025, the Company recorded an impairment charge related to an investment in nonconsolidated affiliate within the Diversified Industrials and Healthcare & Water Technologies segments. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy.

During the third quarter of 2025 and updated in the fourth quarter of 2025, in relation to the Aramids Divestiture meeting the criteria to be classified as held for sale, the Company recorded a valuation allowance against the Aramids Business assets held for sale. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 4 for further discussion.

During the first quarter of 2025, the Company recorded an impairment charge related to goodwill within the Aramids reporting unit presented within discontinued operations. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 14 for further discussion.

2023 Fair Value Measurements on a Nonrecurring Basis
During the fourth quarter of 2023, the Company recorded an impairment charge related to goodwill within the Diversified Industrials segment. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 14 for further discussion.

NOTE 23 - SEGMENTS AND GEOGRAPHIC REGIONS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: Healthcare & Water Technologies and Diversified Industrials. Major products by segment include: Healthcare & Water Technologies (specialty components for medical devices, TYVEK® medical packaging and garments, TYCHEM® protective suits, AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements and INGE™ and ITEGRATEC™ ultrafiltration modules); and Diversified Industrials (TYVEK® house wrap, STYROFOAM™ insulation, CORIAN® solid surface, Vespel® shapes and parts, MOLYKOTE® specialty lubricants, BETAFORCE™ and BETASEAL™ structural adhesives and Cyrel® flexographic printing plates). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

The revenues and certain expenses of the M&M Divestitures, Aramids Business, and Electronics Business are classified as discontinued operations in the current and historical periods. Corporate includes DuPont's equity interest in Derby Holdings Group related to the Delrin® Divestiture.

The costs of the M&M Businesses, Aramids Business, and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the M&M Businesses, Aramids Business, and Electronics Business, do not meet the criteria for discontinued operations and are reported within continuing operations. A portion of these indirect costs include costs related to activities the Company will or continues to undertake post-closing of the M&M Divestitures, Aramids Divestiture, and Electronics Separation, and for which it is or will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA as defined below. The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM"), the Chief Executive Officer, assesses performance and allocates resources. The CODM utilizes Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding future reimbursable indirect costs, remediation costs associated with divested businesses, and is adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Sales are attributed to geographic regions based on customer location; long-lived assets are attributed to geographic regions based on asset location.

Net Trade Revenue by Geographic Region	2025	2024	2023
(In millions) For the years ended December 31,
United States	$3,188	$3,139	$2,917
Canada	227	232	229
EMEA [1]	1,468	1,379	1,383
Asia Pacific [2]	1,640	1,647	1,754
Latin America	326	322	331
Total	$6,849	$6,719	$6,614
1.Europe, Middle East and Africa.
2. Net sales attributed to China/Hong Kong, for the years ended December 31, 2025, 2024 and 2023 were $708 million, $763 million, and $851 million, respectively.

Long-lived Assets by Geographic Region	December 31,
In millions	2025	2024	2023
United States	$1,964	2,106	2,119
Canada	24	24	21
EMEA [1]	1,151	1,045	1,100
Asia Pacific	288	247	293
Latin America	37	32	34
Total	$3,464	$3,454	$3,567
1.Europe, Middle East and Africa.
2.Long-lived assets of Luxembourg, for the years ended December 31, 2025, 2024 and 2023 were $784 million, $716 million, and $770 million, respectively.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	For the years ended December 31,
	2025		2024		2023
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$3,233	$3,616	$2,976	$3,743	$2,919	$3,695
Less [1]:
Cost of sales	$2,013	$2,422	$1,893	$2,506	$1,839	$2,557
Selling, general and administrative expenses	350	447	329	438	286	391
Research and development expenses	81	93	84	91	75	87
Amortization of intangibles & other segment items [2]	189	97	179	115	170	92
Add:
Equity in earnings of nonconsolidated affiliates	$2	$(1)	$1	$1	$1	$—
Depreciation and amortization [3]	370	244	352	245	316	224
Segment Operating EBITDA	$972	$800	$844	$839	$866	$792
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
2.Other segment items include immaterial other gains or losses and miscellaneous income and expenses.
3.Depreciation is a reconciling item to Segment Operating EBITDA as it is included within Cost of sales, "Selling, general and administrative expenses" and "Research and development expenses".

Total reportable segment net sales are $6,849 million, $6,719 million and $6,614 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Reconciliation of Segment Operating EBITDA to Income from continuing operations before income taxes		For the years ended December 31,
In millions		2025	2024	2023
Healthcare & Water Technologies Segment Operating EBITDA		$972	$844	$866
Diversified Industrials Segment Operating EBITDA		800	839	792
Reportable Segment Operating EBITDA		$1,772	$1,683	$1,658
+	Corporate Operating EBITDA [1]	$(144)	$(152)	$(114)
-	Depreciation and amortization	647	635	580
+	Interest income [2]	72	74	155
-	Interest expense [3]	311	365	396
+	Non-operating pension/OPEB benefit credits (costs) [1]	5	9	(13)
+	Foreign exchange gains (losses), net [1]	(34)	(3)	(77)
-	Future reimbursable indirect costs	89	100	106
-	Remediation costs associated with divested businesses	12	14	22
+	Significant items charge	(412)	(380)	(784)
Income from continuing operations before income taxes		$200	$117	$(279)
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby related to the Delrin® Divestiture and other costs not absorbed by reportable segments.
2.The year ended December 31, 2025 excludes accrued interest income earned on employee retention credits and interest earned on cash held in escrow associated with the Qnity financing. Refer to details of significant items below.
3.The year ended December 31, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items that are excluded from Operating EBITDA above:

Significant Items for the Year Ended December 31, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(16)	$(22)	$(113)	$(151)
Acquisition, integration and separation costs [2]	—	—	(203)	(203)
Interest rate swap mark-to-market gain [3]	—	—	29	29
Loss on debt extinguishment [4]	—	—	(114)	(114)
Qnity financing [5]	—	—	15	15
Other benefit (credits), net [6]	(3)	—	15	12
Total	$(19)	$(22)	$(371)	$(412)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. The twelve months ended December 31, 2025 includes the non-cash mark-to-market net gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The year ended December 31, 2025 also includes basis amortization on the 2022 Swaps ($2 million pre-tax, reflected in "Interest expense" within the Consolidated Statements of Operations). See Note 21 for additional information.
4. The year ended December 31, 2025 includes $15 million of treasury transaction-related fees in addition to $99 million loss on debt extinguishment related to the Debt Exchange, Special Mandatory Redemption, Consent Solicitation and Tender Offer. Refer to Note 15 for further details.
5. Reflects interest income earned on cash held in escrow associated with the Qnity notes. See Note 15 for additional information.
6. Includes benefits related to an adjustment of the Donatelle contingent earn-out liability ($19 million pre-tax benefit), accrued interest earned on employee retention credits ($11 million pre-tax benefit) and a benefit related to an indemnification receivable for a tax matter ($3 million pre-tax benefit), offset by legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($22 million pre-tax cost).

Significant Items for the Year Ended December 31, 2024	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(2)	$(55)	$—	$(57)
Inventory write-offs [2]	(25)	—	—	(25)
Acquisition, integration and separation costs [3]	(12)	—	(78)	(90)
Loss on debt extinguishment [4]	—	—	(74)	(74)
Interest rate swap mark-to-market loss [5]	—	—	(139)	(139)
Income tax items [6]	—	—	7	7
Other benefit (credits), net [7]	(2)	—	—	(2)
Total	$(41)	$(55)	$(284)	$(380)
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
5. Includes the non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps including the interest settlement loss on the 2022 Swaps and basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the Consolidated Statements of Operations). Refer to Note 21 for further details.
6. Reflects the impact of an international tax audit.
7. Reflects the amortization of an inventory step-up adjustment related the Donatelle Acquisition.

Significant Items for the Year Ended December 31, 2023	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(22)	$(20)	$(57)	$(99)
Acquisition, integration and separation costs [2]	(19)	—	—	(19)
Goodwill impairment charges [3]	—	(668)	—	(668)
Other benefit (credits), net [4]	—	1	1	2
Total	$(41)	$(687)	$(56)	$(784)
1. Includes restructuring actions and asset related charges. See Note 6 for additional information.
2. Acquisition, integration and separation costs related to the Spectrum Acquisition.
3. Reflects a non-cash goodwill impairment charge in the Protection Reporting unit (aggregation of Safety and Shelter businesses).
4. Includes a gain on divestiture reflected in "Sundry income (expense) – net."

Segment and Corporate Information	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
For the Year Ended December 31, 2025
Assets of continuing operations	$9,463	$7,512	$2,744	$19,719
Investment in nonconsolidated affiliates	—	—	111	111
Capital expenditures	133	162	—	295
For the Year Ended December 31, 2024
Assets of continuing operations	$8,994	$7,093	$4,169	$20,256
Investment in nonconsolidated affiliates	2	8	116	126
Capital expenditures	141	153	—	294
For the Year Ended December 31, 2023
Assets of continuing operations	$9,004	$7,402	$5,398	$21,804
Investment in nonconsolidated affiliates	1	8	121	130
Capital expenditures	152	142	—	294

Total Asset Reconciliation at December 31,	2025	2024	2023
In millions
Assets of continuing operations	$19,719	$20,256	$21,804
Assets of discontinued operations	1,856	16,380	16,748
Total assets	$21,575	$36,636	$38,552

Capital Expenditure Reconciliation to Consolidated Financial Statements	For the years ended December 31,
In millions	2025	2024	2023
Segment and Corporate Totals	$295	$294	$294
Other [1]	38	(9)	8
Total	$333	$285	$302
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 24 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As discussed in Note 4, as a result of the Electronics Separation and Aramids Divestiture, historical net income of the Electronics and Aramids businesses are reported in DuPont's consolidated financial statements as discontinued operations. The below provides unaudited summarized quarterly financial information on this basis to allow for meaningful comparison of continuing operations.

Quarterly Financial Information (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions
Year ending December 31, 2025:
Net sales	$1,612	$1,749	$1,795	$1,693
Cost of sales	1,069	1,143	1,179	1,095
Income (loss) from continuing operations before income taxes	$97	$78	$91	$(66)
Income (loss) from continuing operations, net of tax	$80	$24	$102	$(108)
(Loss) income from discontinued operations, net of tax	$(661)	$46	$(209)	$(12)
Net (loss) income	$(581)	$70	$(107)	$(120)
Net (loss) income available for DuPont common stockholders	$(589)	$59	$(123)	$(126)

Per common share data:
Earnings (loss) per common share from continuing operations - basic [1]	$0.19	$0.06	$0.23	$(0.27)
(Loss) earnings per common share from discontinued operations - basic [1]	(1.59)	0.08	(0.53)	(0.03)
(Loss) earnings per common share - basic [1]	$(1.41)	$0.14	$(0.29)	$(0.30)
Earnings (loss) per common share from continuing operations - diluted [1]	$0.19	$0.06	$0.23	$(0.27)
(Loss) earnings per common share from discontinued operations - diluted [1]	(1.59)	0.08	(0.53)	(0.03)
(Loss) earnings per common share - diluted [1]	$(1.40)	$0.14	$(0.29)	$(0.30)

Year ending December 31, 2024:
Net sales	$1,599	$1,717	$1,714	$1,689
Cost of sales	1,098	1,131	1,134	1,136
Income (loss) from continuing operations before income taxes	$28	$1	$287	$(199)
Income (loss) from continuing operations, net of tax	$2	$(28)	$221	$(291)
Income from discontinued operations, net of tax	$196	$210	$243	$185
Net income (loss)	$198	$182	$464	$(106)
Net income (loss) available for DuPont common stockholders	$188	$178	$454	$(117)

Per common share data:
Earnings (loss) per common share from continuing operations - basic [1]	$—	$(0.06)	$0.53	$(0.70)
Earnings per common share from discontinued operations - basic [1]	0.44	0.49	0.56	0.42
Earnings (loss) per common share - basic [1]	$0.44	$0.43	$1.09	$(0.28)
Earnings (loss) per common share from continuing operations - diluted [1]	$—	$(0.06)	$0.52	$(0.70)
Earnings per common share from discontinued operations - diluted [1]	0.44	0.49	0.56	0.42
Earnings (loss) per common share - diluted [1]	$0.44	$0.43	$1.08	$(0.28)
1.Earnings (loss) per share amounts for the year may not equal the sum of the quarterly earnings (loss) per common share amounts due to the change in average share calculations.