Form 10-Q
period 2026-03-31
DuPont de Nemours, Inc.
filed 2026-05-05
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 409,921,306 shares of common stock, $0.01 par value, outstanding at May 1, 2026.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2026

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc. ("DuPont" or the "Company").

Overview
On April 1, 2026, DuPont completed the sale of the Aramids business (the “Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture”) to Arclin, a portfolio company of an affiliate of TJC LP, (“TJC”), for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million, in New Arclin U.S. Holding Corp., which now owns the Arclin global materials business and the Aramids Business. The financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

On March 18, 2026, the Company announced that it plans to seek approval at its 2026 Annual Meeting of Stockholders for an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect, at the discretion of DuPont’s Board of Directors (the "Board of Directors"), a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of not less than 1-for-2 or more than 1-for-4, with the exact ratio to be determined by the Board of Directors at a later date (the "Intended Reverse Stock Split"). If and when the Intended Reverse Stock Split is effected, the Certificate of Incorporation will also be amended to reflect a corresponding reduction in the number of authorized shares of the Company's common stock by the selected reverse stock split ratio. The interim Consolidated Financial Statements have not been retrospectively adjusted to reflect the Intended Reverse Stock Split, which remains subject to stockholder approval.

On November 1, 2025, DuPont completed the separation of its semiconductor and interconnect solutions businesses (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025 of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). As a result, the financial results of the divested Electronics Business are reflected in the comparative period of DuPont's interim Consolidated Financial Statements as discontinued operations.

FORWARD-LOOKING STATEMENTS
Certain statements in this document may be considered forward-looking statements, within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “will”, “would”, “target”, “outlook”, “stabilization”, “confident”, “preliminary”, “initial”, “continue”, “may”, “could”, “project”, “estimate”, “forecast” and similar expressions and variations or negatives of these words. All statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements address matters that are, to varying degrees, uncertain and subject to risks, uncertainties, and assumptions, many of which are beyond DuPont's control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to (i) the ability to realize the intended benefits of the Electronics Separation and the Qnity Distribution, including achievement of the intended tax treatment, contractual allocation to, and assumption by Qnity of certain liabilities, including certain legacy liabilities with respect to per- and polyfluoroalkyl substances ("PFAS") and the possibility of disputes, litigation or unanticipated costs in connection with the Electronics Separation and Qnity Distribution; (ii) the impact of the Aramids Divestiture on DuPont’s balance sheet, financial condition and future results of operations; (iii) risks and costs related to the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva, Inc. ("Corteva") and The Chemours Company ("Chemours"), including the outcome of pending or future litigation related to PFAS or PFOA, which includes personal injury claims and natural resource damages claims; the extent and cost of ongoing and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (iv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Electronics Separation, the Aramids Divestiture and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (v) risks and uncertainties that are outside the Company’s control but adversely impact the overall environment in which DuPont, its customers and/or its suppliers operate, including changes in economic, political, regulatory, international trade, geopolitical, military conflicts, capital markets and other external conditions, including pandemics and responsive actions, as well as natural and other disasters or weather-related events; (vi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (vii) the risks and uncertainties associated with continuing or expanding geopolitical conflicts or trade disputes or restrictions and responsive actions, new or increased tariffs or export controls, including on exports to China of U.S.-regulated products and technology; (viii) other risks to DuPont’s business and operations, including the risk of impairment; (ix) risks and uncertainties in connection with completing the $2 billion share buyback announced on November 6, 2025 (the "$2B Authorization"), including timeline, associated costs and the possibility that the authorization may be suspended or discontinued prior to completion; (x) the ability to implement, and realize the intended benefits of, the Intended Reverse Stock Split; (xi) the impact of the invalidation of certain tariffs imposed under the International Emergency Economic Powers Act and (xii) other risk factors discussed in DuPont’s most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
In millions, except per share amounts (Unaudited)	2026	2025
Net sales	$1,681	$1,612
Cost of sales	1,079	1,069
Research and development expenses	47	50
Selling, general and administrative expenses	255	234
Amortization of intangibles	68	75
Restructuring and asset related charges – net	46	39
Acquisition, integration and separation costs	—	50
Equity in loss of nonconsolidated affiliates	(1)	(15)
Sundry income (expense) – net	36	100
Interest expense	40	83
Income from continuing operations before income taxes	$181	$97
Provision for income taxes on continuing operations	31	17
Income from continuing operations, net of tax	$150	$80
Income (loss) from discontinued operations, net of tax	14	(661)
Net income (loss)	$164	$(581)
Net income attributable to noncontrolling interests	3	8
Net income (loss) available for DuPont common stockholders	$161	$(589)

Per common share data:
Earnings per common share from continuing operations – basic	$0.36	$0.19
Earnings (loss) per common share from discontinued operations – basic	0.03	(1.59)
Earnings (loss) per common share – basic	$0.39	$(1.41)
Earnings per common share from continuing operations – diluted	$0.36	$0.19
Earnings (loss) per common share from discontinued operations – diluted	0.03	(1.59)
Earnings (loss) per common share – diluted	$0.39	$(1.40)

Weighted-average common shares outstanding – basic	410.1	418.5
Weighted-average common shares outstanding – diluted	412.8	419.9
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
In millions (Unaudited)	2026	2025
Net income (loss)	$164	$(581)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(78)	267
Pension and other post-employment benefit plans	2	(5)
Derivative instruments	14	(19)
Total other comprehensive (loss) income	$(62)	$243
Comprehensive income (loss)	$102	$(338)
Comprehensive income attributable to noncontrolling interests, net of tax	28	14
Comprehensive income (loss) attributable to DuPont	$74	$(352)
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$710	$715
Restricted cash and cash equivalents	42	42
Accounts and notes receivable – net	1,699	1,669
Inventories	1,209	1,172
Prepaid and other current assets	130	121
Assets of discontinued operations	1,853	1,856
Total current assets	$5,643	$5,575
Property, plant and equipment – net of accumulated depreciation (March 31, 2026 - $3,634; December 31, 2025 - $3,565)	3,426	3,464
Other Assets
Goodwill	7,865	7,915
Other intangible assets	2,860	2,936
Investments and noncurrent receivables	452	432
Deferred income tax assets	264	282
Deferred charges and other assets	939	971
Total other assets	$12,380	$12,536
Total Assets	$21,449	$21,575
Liabilities and Equity
Current Liabilities
Short-term borrowings	$40	$60
Accounts payable	882	995
Income taxes payable	49	54
Accrued and other current liabilities	833	882
Liabilities of discontinued operations	299	314
Total current liabilities	$2,103	$2,305
Long-Term Debt	3,132	3,134
Other Noncurrent Liabilities
Deferred income tax liabilities	378	405
Pension and other post-employment benefits – noncurrent	414	432
Other noncurrent obligations	1,184	1,196
Total other noncurrent liabilities	$1,976	$2,033
Total Liabilities	$7,211	$7,472
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2026: 409,867,418 shares; 2025: 409,195,445 shares)	4	4
Additional paid-in capital	38,849	38,718
Accumulated deficit	(24,201)	(24,278)
Accumulated other comprehensive loss	(612)	(525)
Total DuPont stockholders' equity	$14,040	$13,919
Noncontrolling interests	198	184
Total equity	$14,238	$14,103
Total Liabilities and Equity	$21,449	$21,575
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In millions (Unaudited)	2026	2025
Operating Activities
Net income (loss)	$164	$(581)
Income (loss) from discontinued operations	14	(661)
Net income from continuing operations	$150	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	160
Credit for deferred income tax and other tax related items	(12)	(5)
Losses of nonconsolidated affiliates plus dividends received	2	16
Net periodic pension benefit costs	3	1
Periodic benefit plan contributions	(12)	(13)
Restructuring and asset related charges – net	46	39
Interest rate swap gain	—	(78)
Stock based compensation	13	7
Donatelle contingent earn-out true-up	(6)	—
Other net income	(3)	(6)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	23	(45)
Inventories	(48)	(49)
Accounts payable	(6)	(8)
Other assets and liabilities, net	(73)	(22)
Cash provided by operating activities – continuing operations	$232	$77
Investing Activities
Capital expenditures	(102)	(122)
Other investing activities, net	—	2
Cash used for investing activities – continuing operations	$(102)	$(120)
Financing Activities
Changes in short-term borrowings	(20)	—
Proceeds from issuance of Company stock	84	4
Employee taxes paid for share-based payment arrangements	(16)	(16)
Distributions to noncontrolling interests	(11)	(5)
Dividends paid to stockholders	(82)	(172)
Other financing activities, net	1	—
Cash used for financing activities – continuing operations	$(44)	$(189)
Cash Flows from Discontinued Operations
Cash (used for) provided by operating activities – discontinued operations	(79)	274
Cash used for investing activities – discontinued operations	(6)	(127)
Cash used for financing activities – discontinued operations	(3)	(17)
Cash (used for) provided by discontinued operations	$(88)	$130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	13
Decrease in cash, cash equivalents and restricted cash	$(7)	$(89)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	757	1,834
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	3	58
Cash, cash equivalents and restricted cash at beginning of period	$760	$1,892
Cash, cash equivalents and restricted cash from continuing operations, end of period	752	1,752
Cash, cash equivalents and restricted cash from discontinued operations, end of period	1	51
Cash, cash equivalents and restricted cash at end of period	$753	$1,803
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended March 31, 2026 and 2025

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$4	$47,922	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(589)	—	—	8	(581)
Other comprehensive income	—	—	—	237	—	6	243
Dividends ($0.41 per common share)	—	(172)	—	—	—	—	(172)
Common stock issued/sold	—	4	—	—	—	—	4
Stock-based compensation	—	20	—	—	—	—	20
Employee taxes paid for share-based payment arrangements	—	(16)	—	—	—	—	$(16)
Distributions to non-controlling interests	—	—	—	—	—	(22)	(22)
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$4	$47,758	$(23,665)	$(1,263)	$—	$434	$23,268

Balance at December 31, 2025	$4	$38,718	$(24,278)	$(525)	$—	$184	$14,103
Net income	—	—	161	—	—	3	164
Other comprehensive (loss) income	—	—	—	(87)	—	25	(62)
Dividends ($0.20 per common share)	—	(82)	—	—	—	—	(82)
Common stock issued/sold	—	84	—	—	—	—	84
Stock-based compensation	—	14	—	—	—	—	14
Employee taxes paid for share-based payment arrangements	—	(16)	—	—	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(14)	(14)
Retirement of treasury stock	—	—	(90)	—	90	—	—
Settlement of forward contracts for share repurchase	—	90	—	—	(90)	—	—
Other	—	41	6	—	—	—	47
Balance at March 31, 2026	$4	$38,849	$(24,201)	$(612)	$—	$198	$14,238
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In these notes, the terms "DuPont" or "Company" used herein mean DuPont de Nemours, Inc. and its consolidated subsidiaries. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the interim statements reflect all adjustments (including normal recurring accruals) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). The interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Effective in the fourth quarter of 2025 following the separation of its semiconductor and interconnect solutions businesses (the "Electronics Business" and the separation of the Electronics Business, the "Electronics Separation"), the Company realigned its management and reporting structure. This realignment resulted in a change in reportable segments which changed the manner in which the Company reports its financial results (the "Q4 2025 Segment Realignment"), creating two new reportable segments: Healthcare & Water Technologies and Diversified Industrials. As a result, the interim Consolidated Financial Statements have been recast for all periods presented to reflect the new two segment reporting structure as described below:

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

Electronics Separation
On November 1, 2025 (the "Distribution Date"), the Company completed the Electronics Separation into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). As a result, the results of operations of the Electronics Business for the three months ended March 31, 2025, are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations. See Note 3 for more information.

Aramids Divestiture
On August 29, 2025, DuPont entered into a transaction agreement to sell the Company’s Aramids business (the “Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture”) to Arclin a portfolio company of an affiliate of TJC LP ("TJC"). The Company determined that the Aramids Business meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results. As a result, the financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods. On April 1, 2026, DuPont closed the Aramids Divestiture. See Note 3 for more information.

Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of businesses divested or held for sale that meet the criteria of discontinued operations.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at March 31, 2026
In November 2024, the Financial Accounting Standard Board (the "FASB") issued Accounting Standards Update No. 2024-03, "Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures" ("ASU 2024-03") to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for the Company's 2027 annual report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 - DIVESTITURES
Aramids Divestiture
On April 1, 2026, DuPont completed the Aramids Divestiture to Arclin, a portfolio company of an affiliate of TJC, in a transaction for gross consideration of $1.8 billion. In accordance with the transaction agreement, at the closing of the Aramids Divestiture DuPont received pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, an interest bearing note receivable of $300 million, and acquired a common equity interest (the "Aramids Equity Consideration") of approximately 16 percent valued at $325 million in the New Arclin U.S. Holding Corp. ("Arclin"). Arclin will hold the Arclin global materials business and the Aramids Business.

The Company has determined that the Aramids Business meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations and results.

The results of operations of the Aramids Divestiture are presented as discontinued operations as summarized below:

	Three Months Ended March 31,
In millions	2026	2025
Net sales	$349	$336
Cost of sales	280	267
Research and development expenses	7	8
Selling, general and administrative expenses	9	17
Amortization of intangibles	—	16
Restructuring and asset related charges – net	4	2
Goodwill impairment charges	—	768
Acquisition, integration and separation costs	—	10
Equity in earnings of nonconsolidated affiliates	6	5
Sundry (expense) income – net	(3)	1
Loss from classification to held for sale	16	—
Income (loss) from discontinued operations before income taxes	$36	$(746)
Provision for income taxes on discontinued operations	2	8
Income (loss) from discontinued operations, net of tax	$34	$(754)
Income (loss) from discontinued operations attributable to DuPont stockholders	$34	$(754)

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. Included within the fair value estimate calculation was the $300 million note receivable at a fair value of $183 million, the $325 million Aramids Equity Consideration, and estimated cash proceeds of $1.2 billion, net of transaction adjustments. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The Aramids Equity Consideration fair value was determined using a contractually agreed-upon value per the transaction agreement. During the third quarter of 2025, in connection with the announcement of the Aramids Divestiture and due to the changes in facts and circumstances relevant to potential impairment triggers, the Company performed an impairment analysis on the Aramids Business' asset group. The Company determined that the estimated fair value of the Aramids Business, less costs to sell, was lower than its carrying value and recorded a loss from classification to held for sale and a corresponding valuation allowance that was later adjusted in the fourth quarter of 2025. In the first quarter of 2026, the Company further adjusted the estimated fair value, less costs to sell, of the Aramids Business and recorded an additional loss of $16 million as a result of changes in the carrying value of the Aramids Business and estimated costs to sell among others. A valuation allowance of $411 million and $406 million was recorded against the assets held for sale within "Assets of discontinued operations" in the interim Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes the major classes of assets and liabilities of the Aramids Divestiture classified as held for sale presented as discontinued operations at March 31, 2026 and December 31, 2025:

In millions	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1	$3
Accounts and notes receivable – net	263	230
Inventories	459	453
Prepaid and other current assets	16	16
Property, plant and equipment – net	766	769
Other intangible assets	495	496
Investments and noncurrent receivables	177	201
Deferred income tax assets	8	4
Deferred charges and other assets	79	90
Valuation allowance to adjust assets to estimated fair value less costs to sell	(411)	(406)
Total assets of discontinued operations	$1,853	$1,856
Liabilities
Accounts payable	$166	$169
Income taxes payable	7	8
Accrued and other current liabilities	48	60
Deferred income tax liabilities	30	33
Pension and other post-employment benefits – noncurrent	7	5
Other noncurrent liabilities	41	39
Total liabilities of discontinued operations	$299	$314

Electronics Separation
On November 1, 2025, the Company completed the Electronics Separation. In connection with the Electronics Separation, Qnity paid a cash distribution to DuPont of approximately $4.1 billion. Certain internal distributions and reorganizations, as well as the Qnity Distribution on November 1, 2025, qualified as tax-free transactions under the applicable sections of the U.S. Internal Revenue Code. The Company has determined that the Electronics Separation represents a strategic shift that has had and will have a major effect on the Company’s operations and results.

The results of operations of the Electronics Business are presented as discontinued operations as summarized below:

Three Months Ended March 31, 2025
In millions
Net sales	$1,118
Cost of sales	584
Research and development expenses	79
Selling, general and administrative expenses	118
Amortization of intangibles	55
Restructuring and asset related charges – net	6
Acquisition, integration and separation costs	65
Equity in earnings of nonconsolidated affiliates	9
Income from discontinued operations before income taxes	$220
Provision for income taxes on discontinued operations	93
Income from discontinued operations, net of tax	$127
Income from discontinued operations attributable to noncontrolling interests	6
Income from discontinued operations attributable to DuPont stockholders	$121
Agreements with Qnity
In connection with the Qnity Distribution, DuPont and/or certain of its affiliates entered into certain agreements with Qnity and/or certain of its affiliates that provide for the allocation of DuPont's assets, employees, liabilities and obligations among DuPont and Qnity and a framework for DuPont's relationship with Qnity following the Qnity Distribution, including each of the following:

•Electronics Separation and Distribution Agreement: The Electronics Separation and Distribution Agreement sets forth, among other things, the agreements between the Company and Qnity regarding the principal transactions necessary to effect the Qnity Distribution. It also sets forth other agreements that govern certain aspects of the Company’s and Qnity’s ongoing relationship after the completion of the Qnity Distribution.
•Electronics Tax Matters Agreement: The Electronics Tax Matters Agreement governs the Company’s and Qnity’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
•Employee Matters Agreement: The Employee Matters Agreement identifies employees and employee-related liabilities (and attributable assets) contractually allocated (either retained, transferred and accepted, or assigned and assumed, as applicable) to the Company and Qnity as part of the Qnity Distribution and describes when and how the relevant transfers and assignments occur or will occur.
•Intellectual Property Cross-License Agreement: The Intellectual Property Cross-License Agreement sets forth the terms and conditions pursuant to which the Company and Qnity may use, following the Qnity Distribution, certain patents, know-how (including trade secrets), copyrights and software contractually allocated to the other party under the Electronics Separation and Distribution Agreement in the conduct of their respective businesses and the natural evolutions thereof. The Company also licenses to Qnity certain engineering, safety, health and environmental standards that are contractually allocated to the Company under the Electronics Separation and Distribution Agreement and used by Qnity’s businesses as of the Qnity Distribution.
•Transition Services Agreements: The Transition Services Agreements require the Company and Qnity to provide certain transitional services to Qnity and the Company, respectively. Each party will reimburse each other for services provided under the applicable Transition Services Agreement.
•Legacy Liabilities Assignment Agreement: The Legacy Liabilities Assignment Agreement provides that the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of any Legacy Liabilities (as defined in that certain Letter Agreement, dated as of June 1, 2019 (the "Letter Agreement"), by and between the Company (f/k/a DowDuPont Inc. ("DWDP")) and Corteva, Inc. (the “Corteva”) and any funding obligations of the Company under that certain Memorandum of Understanding, dated as of January 22, 2021 (the "MOU"), by and among the Company, Corteva, E. I. du Pont de Nemours ("EIDP") and Company and The Chemours Company

("Chemours"), including with respect to the funding of the escrow account thereunder, will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). On December 2, 2025, the Company and Qnity determined and agreed, pursuant to the Electronics Separation and Distribution Agreement, that DuPont’s Applicable Percentage is 56 percent and Qnity’s is 44 percent. For more information on the Letter Agreement and the MOU, see the discussion in Note 13.

Indemnifications
In connection with the Qnity Distribution, Qnity and DuPont agreed to indemnify one another against certain litigation, environmental, income tax, and other liabilities. At March 31, 2026, DuPont had recorded related indemnification assets of $147 million within "Accounts and notes receivable – net" and $261 million within "Deferred charges and other assets," and had accrued related indemnification liabilities of $198 million within "Accrued and other current liabilities" and $77 million within "Other noncurrent obligations" on the interim Condensed Consolidated Balance Sheets. At December 31, 2025, DuPont had recorded related indemnification assets of $159 million within "Accounts and notes receivable – net" and $248 million within "Deferred charges and other assets" and had accrued related indemnification liabilities of $199 million within "Accrued and other current liabilities" and $95 million within "Other noncurrent obligations" on the interim Condensed Consolidated Balance Sheets.

Other Discontinued Operations Activity
The Company recorded income from discontinued operations, net of tax, of $14 million and a loss from discontinued operations of $661 million for the three months ended March 31, 2026 and 2025, respectively.

Discontinued operations activity consists of the following:

Income (Loss) from Discontinued Operations, Net of Tax	Three Months Ended March 31,
In millions	2026	2025
Electronics Separation [1]	$(8)	$127
Aramids Divestiture [2]	34	(754)
MOU activity, net [3]	(7)	(14)
Indemnification activity - environmental and legal [4]	1	(19)
Other	(6)	(1)
Income (loss) from discontinued operations, net of tax [5]	$14	$(661)
1.The three months ended March 31, 2026 primarily includes separation costs.
2.The three months ended March 31, 2025 reflects goodwill impairment charges of $768 million.
3.For additional information on activity relating to the MOU, refer to Note 13.
4.Primarily related to the DWDP Separation and Distribution Agreement, the Letter Agreement, and the Electronics Separation and Distribution Agreement. For additional information on these matters, refer to Note 13.
5.Amounts for the three months ended March 31, 2026 and 2025 are presented net of tax provision of $15 million and net of tax benefit of $101 million, respectively.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $50 million in costs for the three months ended March 31, 2025, which were primarily related to preparations for the Electronics Separation.

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

The net trade revenue table below reflects the Q4 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended March 31,
In millions	2026	2025
Healthcare Technologies	$467	$419
Water Technologies	339	344
Healthcare & Water Technologies	$806	$763
Industrial Technologies	$504	$474
Building Technologies	371	375
Diversified Industrials	$875	$849
Total	$1,681	$1,612

Net Trade Revenue by Geographic Region	Three Months Ended March 31,
In millions	2026	2025
United States	$769	$746
EMEA [1]	385	353
Asia Pacific	399	376
Other [2]	128	137
Total	$1,681	$1,612
1.Europe, Middle East and Africa.
2.Other includes Latin America and Canada.

Contract Balances
From time to time, the Company enters into arrangements in which it receives payments from customers based upon contractual billing schedules. The Company records accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payment for products that the Company has received from customers. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue.

The Company’s contract balances consisted primarily of trade accounts receivable of $953 million at March 31, 2026 and $920 million at December 31, 2025 included in “Accounts and notes receivable – net” in the interim Condensed Consolidated Balance Sheets. Deferred revenue, current and noncurrent, were immaterial at March 31, 2026 and December 31, 2025.

Revenue recognized for the three months ended March 31, 2026 and 2025 from amounts included in contract liabilities at the beginning of the period was immaterial.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES – NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $46 million and $39 million for the three months ended March 31, 2026 and 2025, respectively. These charges were recorded in "Restructuring and asset related charges – net" in the interim Consolidated Statements of Operations. The total current liability related to restructuring programs was $74 million at March 31, 2026 and $44 million at December 31, 2025 and was recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The total noncurrent liability related to restructuring programs was $6 million at March 31, 2026 and was recorded in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet. Restructuring activity primarily consists of the following programs:

2026 DuPont Restructuring Program
On February 13, 2026, the Company committed to a plan (the "2026 DuPont Restructuring Program") aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities. The Company currently anticipates incurring pre-tax restructuring and asset related charges of approximately $80 million starting in the first quarter of 2026 and continuing through 2028. In the first quarter of 2026 the Company recorded pre-tax restructuring charges of $52 million consisting of severance and related benefit costs of $51 million and $1 million of asset related charges.

The following table summarizes the charges incurred by segment related to the 2026 DuPont Restructuring Program:

2026 DuPont Restructuring Program Charges by Segment	Three Months Ended March 31, 2026
In millions
Healthcare & Water Technologies	$12
Diversified Industrial	14
Corporate	26
Total	$52

Total current liabilities related to the 2026 DuPont Restructuring Program were $45 million at March 31, 2026 and were recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The total noncurrent liabilities related to the 2026 DuPont Restructuring Program were $6 million at March 31, 2026 and were recognized in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Transformational Separation-Related Restructuring Program is expected to result in total pre-tax restructuring charges from continuing operations of approximately $90 million incurred beginning in the first quarter of 2025 and is expected to be completed in 2026. The Company recorded pre-tax restructuring charges of $63 million inception-to-date, consisting of severance and related benefit costs of $52 million, $6 million of asset related charges and $5 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program Charges by Segment	Three Months Ended March 31,
In millions	2026	2025
Healthcare & Water Technologies	$—	$6
Diversified Industrial	(2)	4
Corporate	(4)	29
Total	$(6)	$39

The following table summarizes the activities related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2025	$34	$—	$34
Restructuring charges	—	(6)	(6)
Adjustments against the reserve	—	6	6
Cash payments	(10)	—	(10)
Reserve balance at March 31, 2026	$24	$—	$24

Total liabilities related to the Transformational Separation-Related Restructuring Program were $24 million at March 31, 2026 and $34 million at December 31, 2025, respectively, and is recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net	Three Months Ended March 31,
In millions	2026	2025
Non-operating pension and other post-employment benefit credits	$—	$2
Interest income [1]	10	20
Foreign exchange gains (losses), net	10	(3)
Interest rate swap gain [2]	—	78
Donatelle contingent earn-out liability adjustment [3]	6	—
Miscellaneous income [4]	10	3
Sundry income (expense) – net	$36	$100
1.The three months ended March 31, 2026 and 2025 includes non-cash interest income of $7 million related to the $350 million Delrin® related party notes receivable. Refer to Note 10 for further details.
2.The three months ended March 31, 2025 includes the non-cash mark-to-market gain related to the 2022 Swaps (as defined below) and 2024 Swaps (as defined below), offset by the interest settlement loss on the 2022 Swaps. Refer to Note 17 for further details.
3.Refer to Note 18 for further details.
4.The three months ended March 31, 2026 includes a $5 million gain from a supply agreement dispute resolution.

Cash, Cash Equivalents and Restricted Cash
"Cash, cash equivalents and restricted cash at end of period" in the interim Consolidated Statements of Cash Flows includes the following:

At March 31, 2026 and December 31, 2025, the Company had "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $710 million and $715 million, respectively.

At March 31, 2026 and December 31, 2025, the Company had “Restricted cash and cash equivalents” in the interim Condensed Consolidated Balance Sheets of $42 million, of which $38 million and $37 million, respectively, is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 13.

Within discontinued operations related to the Aramids Divestiture, the Company had $1 million and $3 million within "Cash and cash equivalents" at March 31, 2026 and December 31, 2025, respectively. Additional information can be found in Note 3.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $833 million at March 31, 2026 and $882 million at December 31, 2025. Accrued payroll, which is a component of "Accrued and other current liabilities", was $152 million at March 31, 2026 and $238 million at December 31, 2025. At March 31, 2026 and December 31, 2025, the balance includes approximately $302 million and $323 million related to accrued indemnified current liabilities associated with the Electronics Separation, MOU and environmental obligations further discussed in Note 3 and Note 13. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at March 31, 2026 and December 31, 2025.

Leases
The Company has leases in which it is the lessor, with the largest being a result of the Electronics Separation and the divestiture in 2021 of the Nutrition & Biosciences business to International Flavor & Fragrance Inc. ("IFF") in a Reverse Morris Trust transaction (the "N&B Transaction"). In connection with the Electronics Separation, N&B Transaction and divestiture in 2022 of the majority of the businesses comprising the historical Materials & Mobility segment to Celanese Corporation ("Celanese"), DuPont entered into leasing arrangements with Qnity, IFF and Celanese, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Condensed Consolidated Balance Sheets or interim Consolidated Statements of Operations. Lease agreements where the Company is the lessor have final expirations through 2040.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2026 was 17.1 percent, compared with an effective tax rate of 17.5 percent for the first quarter of 2025. The lower effective tax rate for the first quarter of 2026 was principally the result of a discrete tax benefit relating to a change in tax classification of a non-U.S. legal entity.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The Company has evaluated the provisions of the Act and determined that the Act did not have a material impact on the Company’s consolidated financial statements.

On January 5, 2026, the Organisation for Economic Co‑operation and Development ("OECD") issued additional administrative guidance related to Pillar Two, including “side‑by‑side” rules and an extension of the Transitional Country‑by‑Country Reporting Safe Harbor through fiscal year 2027. Based on the guidance issued to date, these provisions do not have a material impact on the Company’s financial position, results of operations, or cash flows, and the Company will continue to monitor related U.S. and international developments.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
The following tables provide earnings per share calculations for the three months ended March 31, 2026 and 2025:

Net Income (Loss) for Earnings Per Share Calculations – Basic & Diluted	Three Months Ended March 31,
In millions	2026	2025
Income from continuing operations, net of tax	$150	$80
Net income from continuing operations attributable to noncontrolling interests	3	2
Income from continuing operations attributable to common stockholders	$147	$78
Income (loss) from discontinued operations, net of tax	14	(661)
Net income from discontinued operations attributable to noncontrolling interests	—	6
Income (loss) from discontinued operations attributable to common stockholders, net of tax	$14	$(667)
Net income (loss) attributable to common stockholders	$161	$(589)

Earnings (Loss) Per Share Calculations – Basic	Three Months Ended March 31,
Dollars per share	2026	2025
Earnings from continuing operations attributable to common stockholders	$0.36	$0.19
Earnings (loss) from discontinued operations, net of tax	0.03	(1.59)
Earnings (loss) attributable to common stockholders [1]	$0.39	$(1.41)

Earnings (Loss) Per Share Calculations – Diluted	Three Months Ended March 31,
Dollars per share	2026	2025
Earnings from continuing operations attributable to common stockholders	$0.36	$0.19
Earnings (loss) from discontinued operations, net of tax	0.03	(1.59)
Earnings (loss) attributable to common stockholders [1]	$0.39	$(1.40)

Share Count Information	Three Months Ended March 31,
Shares in millions	2026	2025
Weighted-average common shares – basic	410.1	418.5
Plus dilutive effect of equity compensation plans	2.7	1.4
Weighted-average common shares – diluted	412.8	419.9
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	0.8	1.4
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

NOTE 9 - INVENTORIES

In millions	March 31, 2026	December 31, 2025
Finished goods[1]	$730	$704
Work in process	232	219
Raw materials	166	166
Supplies	81	83
Total inventories	$1,209	$1,172
1.Finished goods are presented net of obsolete inventory.

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at March 31, 2026 and December 31, 2025 was $124 million and $111 million, respectively.

Sales to nonconsolidated affiliates represented less than 1 percent of total net sales for the three months ended March 31, 2026 and 2025. There were no purchases from nonconsolidated affiliates for the three months ended March 31, 2026 and 2025. The Company maintained an ownership interest in two nonconsolidated affiliates at March 31, 2026.

Derby Equity Interest and Note Receivable
As a result of the Delrin® divestiture on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC (“Derby”). As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's interim Consolidated Financial Statements with a three-month lag using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. The Company recorded a loss of $1 million and $14 million for the three months ended March 31, 2026 and 2025, respectively. These losses were reported in "Equity in loss of nonconsolidated affiliates" in the interim Consolidated Statements of Operations. The amounts related to the Derby equity interest are recorded within Corporate. The carrying values of the equity interest as of March 31, 2026 and December 31, 2025 were $125 million and $111 million, respectively.

For the three months ended March 31, 2026 and 2025, the Company recognized non-cash interest income on the Derby Note Receivable of $7 million. This income was reported in "Sundry income (expense) – net" on the interim Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of March 31, 2026 and December 31, 2025 were $289 million and $265 million, respectively.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the three months ended March 31, 2026 were as follows:

In millions	Healthcare & Water Technologies	Diversified Industrials	Total
Balance at December 31, 2025	$4,399	$3,516	$7,915
Currency translation adjustment	(39)	(11)	(50)
Balance at March 31, 2026	$4,360	$3,505	$7,865

Q1 2026 Organizational Update
Effective in January 2026, Diversified Industrials realigned certain product lines. The realignment of the businesses within Diversified Industrials served as a triggering event requiring the Company to perform an impairment analysis related to goodwill carried by the impacted reporting units in January 2026. As part of the realignment, the Company assessed and re-defined certain reporting units effective January 2026, including reallocation of goodwill on a relative fair value basis. Goodwill impairment analyses were then performed for reporting units impacted in the Diversified Industrials segment. The results of the assessments indicated that it is not more likely than not that the fair values of the reporting units impacted were less than their carrying values. Therefore, no impairments were identified.

Q1 2025 Goodwill Impairment
The Company tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value. Effective in the first quarter of 2025, in preparation for the Electronics Separation, the Company realigned its management and reporting structure (the "Q1 2025 Segment Realignment"). In connection with the Q1 2025 Segment Realignment, the Company realigned its operating and reportable segments, which changed the composition of certain reporting units. During the first quarter of 2025, the associated reporting units' goodwill and indefinite-lived intangible assets were assessed for impairment before and after the Q1 2025 Segment Realignment.

After the Q1 2025 Segment Realignment, the Company performed quantitative testing on all six reporting units. No impairments were identified except for the Aramids reporting unit (i.e., the aggregation of the Nomex® and Kevlar®). The Company concluded that the carrying amount of the Aramids reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $768 million. Due to the Aramids Divestiture, this charge is now reflected within discontinued operations.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$955	$(540)	$415	$1,004	$(574)	$430
Trademarks/tradenames	541	(309)	232	546	(305)	241
Customer-related	3,096	(1,307)	1,789	3,155	(1,315)	1,840
Other	31	(10)	21	31	(9)	22
Total other intangible assets with finite lives	$4,623	$(2,166)	$2,457	$4,736	$(2,203)	$2,533
Intangible assets with indefinite lives:
Trademarks/tradenames	$403	$—	$403	$403	$—	$403
Total other intangible assets	$403	$—	$403	$403	$—	$403
Total	$5,026	$(2,166)	$2,860	$5,139	$(2,203)	$2,936

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$203
2027	$257
2028	$234
2029	$216
2030	$209
2031	$209

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. If applicable, updates have been included below.

Commercial Paper
Commercial paper at March 31, 2026 and December 31, 2025 was $40 million and $60 million, respectively. The weighted-average interest rate on the commercial paper was 4.03% and 3.95% at March 31, 2026 and December 31, 2025, respectively.

Long-Term Debt
Long-term debt at March 31, 2026 and December 31, 2025 was $3,132 million and $3,134 million, respectively. At March 31, 2026 and December 31, 2025 the long-term debt balance included an unamortized basis adjustment of $35 million related to the dedesignation of the Company's interest rate swap agreements. Additionally, the March 31, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $7 million and $4 million, respectively related to the 2022 Swaps. See Note 17 for additional information.

There is no long-term debt due within one year for both periods ending March 31, 2026 and December 31, 2025.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $487 million at March 31, 2026. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were approximately $124 million at March 31, 2026. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
In May 2025, the Company entered into a $1 billion 364-day revolving credit facility (the "2025 $1B Revolving Credit Facility"). There were no drawdowns during the three month period ended March 31, 2026.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 140 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days’ notice.

The amount of invoices outstanding under the supplier financing programs as of March 31, 2026 and December 31, 2025 was $59 million and $63 million, respectively, and was recorded in “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation, Environmental Matters, and Indemnifications
The Company and certain subsidiaries are involved in various lawsuits, claims and environmental actions that have arisen in the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain substances at various sites. In addition, in connection with divestitures and the related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the applicable transactions. The term of these indemnification rights and obligations, which typically pertain to environmental, tax and product liabilities, is generally indefinite. The Company records liabilities for ongoing and indemnification matters when the information available indicates that it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.

As of March 31, 2026, the Company has recorded within the interim Condensed Consolidated Balance Sheets indemnification assets of $205 million within "Accounts and notes receivable – net" and $357 million within "Deferred charges and other assets" and indemnification liabilities of $302 million within "Accrued and other current liabilities" and $271 million within "Other noncurrent obligations". As of December 31, 2025, the Company recorded indemnification assets of $216 million within "Accounts and notes receivable – net" and $397 million within "Deferred charges and other assets" and indemnified liabilities of $323 million within "Accrued and other current liabilities" and $291 million within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The indemnification assets include the allocation of certain liabilities to Qnity based on Qnity's Applicable Percentage of 44 percent. See Note 3 for further information.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding (“MOU”) between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the “Agreements”) discussed below, are included in the balances above. Additionally, beginning in the second quarter of 2025, the Company recognized a liability, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below. As of March 31, 2026 the balance of this liability was $186 million.

Per-and Polyfluoroalkyl Substances ("PFAS") Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EIDP, a Corteva subsidiary since June 1, 2019, completed the separation of EIDP’s Performance Chemicals segment through the spin-off of Chemours (the "Chemours Separation") to holders of EIDP common stock (the “Chemours Separation Agreement”). On June 1, 2019, the Company completed the separation of its agriculture business through the spin-off of Corteva, including Corteva’s subsidiary EIDP.

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

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS out of pre-July 1, 2015 conduct (“eligible PFAS costs”) until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion ("MOU limit") or (iii) a termination in accordance with the terms of the MOU. PFAS includes perfluorooctanoic acids and its ammonium salts (“PFOA”).

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent by the Company and Corteva subject to the MOU limit of $2 billion. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At March 31, 2026, the Company had paid Qualified Spend of approximately $730 million against its portion of the $2 billion MOU limit. In August 2025, Chemours, Corteva and DuPont have agreed to count the net present value of the settlement under the proposed Judicial Consent Order with the State of New Jersey, as discussed further below, against the $4 billion MOU limit. In addition, the parties agreed that any related insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

In order to support and manage any potential future eligible PFAS costs, the parties also agreed to establish an escrow account (the "MOU Escrow Account"). The MOU provides that (1) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 million and DuPont and Corteva shall together deposit $100 million in the aggregate into the MOU Escrow Account and (2) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 million and DuPont and Corteva shall together deposit $50 million in the aggregate into the MOU Escrow Account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any calendar year beginning in 2022 through and including 2028. Additionally, if on December 31, 2028, the balance in the MOU Escrow Account (including interest) is less than $700 million, Chemours will make 50 percent of the deposits and DuPont and Corteva together will make 50 percent of the deposits necessary to restore the balance to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the replenishment terms set forth in the MOU.

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at March 31, 2026 are reflected in "Restricted cash and cash equivalents" on the interim Condensed Consolidated Balance Sheets.

Under the Agreements, Divested Operations and Businesses ("DDOB") liabilities of EIDP not allocated to or retained by Corteva or the Company are categorized as relating to either (i) PFAS stray liabilities ("PFAS Stray Liabilities"), if they arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS or (ii) Non-PFAS stray liabilities ("Non-PFAS Stray Liabilities", and together with PFAS Stray Liabilities, the “EIDP Stray Liabilities”).

The Agreements provide that the Company and Corteva will each bear a certain percentage of the Indemnifiable Losses (as defined in the DWDP Separation and Distribution Agreement) rising from EIDP Stray Liabilities and that the percentage changes upon each company meeting its respective threshold of $150 million for PFAS Stray Liabilities and $200 million for EIDP Stray Liabilities. The agreements provide that when all thresholds are met, DuPont will bear 71 percent of Indemnifiable Losses related to EIDP Stray Liabilities and Corteva will bear 29 percent. All thresholds have been met at March 31, 2026. DuPont has accrued for future Indemnifiable Losses related to EIDP Stray Liabilities and Qualified Spend accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities. For certain Non-PFAS Stray Liabilities, Corteva must spend specified amounts before costs associated with such matter will be considered Indemnifiable Losses.

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs:

Indemnification Related Liabilities Associated with the MOU
In millions	March 31, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification liabilities	$49	$68	Accrued and other current liabilities
Long-term indemnification liabilities	113	117	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1,2]	$162	$185
1.As of March 31, 2026 and December 31, 2025, total indemnification liabilities accrued include $102 million and $109 million, respectively, related to Chemours environmental remediation activities at their site in Fayetteville, North Carolina under the Consent Order between Chemours and the North Carolina Department of Environmental Quality. This excludes amounts related to the State of New Jersey matters discussed further below.
2.As of March 31, 2026 and December 31, 2025, DuPont has recorded an indemnification asset of $77 million and $75 million, respectively, net of taxes, for Qnity's applicable percentage of liabilities associated with the MOU.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

In 2004, EIDP settled the Leach litigation, which allowed certain Ohio and West Virginia residents to pursue personal injury claims for six health conditions that an expert panel later found had a “probable link” to PFOA. Following those findings, approximately 3,550 lawsuits were consolidated in multi-district litigation in the Southern District of Ohio (“Ohio MDL”) which Chemours and EIDP resolved in 2017 for $670 million.

After that settlement, approximately 100 additional cases were filed, nearly all of which were resolved in 2021 for $83 million. Thereafter, plaintiffs filed about 70 new cases in the Ohio MDL. Before trials began in 2024, EIDP and Chemours reached an agreement in principle to resolve all pending and certain pre‑suit claims. The parties finalized this settlement in November 2024, providing for two payments totaling approximately $59 million. DuPont paid $11 million toward the initial payment in December 2024 and accrued $10 million for its share of the contingent second payment, which was finalized and paid in March 2025. Following these dismissals, the Ohio MDL was terminated in February 2025. Any future personal injury claims will proceed in the courts where they are filed.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolved the State's claims relating to releases of PFAS in or into the State of Ohio from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State of Ohio's claims related to AFFF (as defined below). As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State of Ohio has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont's share of the settlement was approximately $39 million. In the fourth quarter of 2025, DuPont, Chemours and Corteva agreed to pay 80 percent of the settlement of which DuPont's portion was approximately $32 million. DuPont accrued the remaining $7 million at March 31, 2026 and it was paid in April 2026.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. The Company’s portion of the settlement payment, in accordance to the terms of the MOU, is $9 million which was accrued for as of December 31, 2025. The Supplemental Payment conditions were met with the payment of 80 percent of the November 2023 settlement with the State of Ohio and DuPont paid its portion of the Supplemental Payment in January 2026.

As of March 31, 2026, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams (“AFFF”) were filed against EIDP and Chemours and companies such as 3M Company that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the “AFFF MDL”) captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina (the “SC Court”). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the AFFF MDL include, among others, water districts, individuals and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DWDP separation.

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

AFFF MDL Personal Injury Cases
The SC Court ordered the dismissal by September 10, 2024 of personal injury claims that do not meet certain evidentiary requirements unless they allege one of the following eight health conditions: high cholesterol, pregnancy induced hypertension, ulcerative colitis, thyroid disease, testicular cancer, kidney cancer, liver cancer or thyroid cancer. Cases that are dismissed pursuant to the SC Court’s order may be re-filed within four years if plaintiffs later meet the evidentiary requirements specified in the SC Court’s order. In the first quarter of 2025, plaintiffs’ counsel notified the SC Court that claims alleging high cholesterol and/or pregnancy-induced hypertension would not be pursued.

In August 2025, to ensure efficient management of the docket and proper vetting of claims the SC Court entered a case management order that, among other things: (1) indefinitely postponed the bellwether trial that was scheduled for October 20,

2025 and (2) required lead plaintiffs’ counsel to file in the AFFF MDL all of the unfiled cases on their client roster within 21 days. The SC Court also entered a “channeling order” that stated AFFF and other PFAS are so intermingled in the environment that virtually any case alleging personal injury from PFAS necessarily raises the question of whether the claimant was also exposed to AFFF, which should provide a basis for federal court jurisdiction. The channeling order therefore requested the Judicial Panel on Multidistrict Litigation transfer such cases to the AFFF MDL for efficient administration. As anticipated, these orders have resulted in a substantial number of new matters being filed into the AFFF MDL. Consolidating personal injury cases into the AFFF MDL, rather than allowing them to proceed in diverse jurisdictions, allows for the Company to more effectively manage this docket.

At March 31, 2026, there are approximately 11,900 personal injury cases filed in the AFFF MDL. Many of the personal injury cases have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. The Company will continue to review the docket and will move to dismiss claims that do not allege one of the identified health conditions. The Company also continues to engage in discussions with a mediator in connection with these cases.

Some state attorneys general have filed lawsuits, on behalf of their respective states, against DuPont, outside of the AFFF MDL that allege environmental contamination by certain PFAS compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to clean up contamination from certain PFAS compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DWDP separation.

State of New Jersey
In August 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to dense non-aqueous phase liquids, chemical solvents, and PFAS. Subject to approval from the Federal District Court of New Jersey (Camden) (the “NJ Court”), the NJ Settlement will also resolve legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the MOU. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. For the three months ended March 31, 2026, the net present value of the Company's share of the $311 million aggregate cash payment was $186 million and was reflected as a liability in the interim Condensed Consolidated Balance Sheets. The first of the scheduled annual payments will be due within 30 days of the date the Judicial Consent Order is entered by the NJ Court, but no earlier than January 31, 2026. At March 31, 2026, $66 million was recorded in "Accrued and other current liabilities" and the remaining $120 million was recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The Company intends to utilize the $35 million within the MOU Escrow Account for the first settlement payment in 2026. The parties have the right to prepay settlement amounts at the discount rate set forth in the NJ Settlement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

The NJ Settlement was subject to a public notice and comment period which closed on November 1, 2025. At a hearing on January 7, 2026, the State of New Jersey moved for the final approval of the settlement. The NJ Court requested that the State of New Jersey provide additional information regarding the settlement, including its intended use of the proceeds. The NJ Court has scheduled an additional hearing for June 24, 2026 to consider the supplemental record and objections thereto.

Contingent upon the NJ Settlement being approved by the NJ Court, DuPont and Corteva will purchase Chemours’ interest in future, if any, insurance proceeds related to PFAS claims. DuPont and Corteva will make the purchase by contributing a total of $150 million ($106.5 million from DuPont, $43.5 million from Corteva) into an escrow fund ("NJ Escrow") to be applied to Chemours’ share of the NJ settlement. In exchange, Chemours shall assign to DuPont and Corteva its rights to $150 million of PFAS-related insurance proceeds plus a fee equal to the lesser of (a) $35 million, or (b) $3 million plus interest (at the prime rate minus 2 percent) on the unrecovered fraction of $150 million, until Chemours’ share of insurance recoveries fully recoups the purchase price. After DuPont and Corteva have recovered the $150 million assigned by Chemours, plus the fee, Chemours shall be entitled to its 50 percent share of further insurance recoveries, if any. The purchase price shall be paid, and the insurance proceeds recovered, by DuPont and Corteva in accordance with the sharing percentages in the Letter Agreement.

NJ Settlement payments or releases from the NJ Escrow to make settlement payments, as applicable, shall be deemed credited against each of DuPont, Corteva and Chemours’s respective PFAS MOU escrow obligations for that year. Each of DuPont, Corteva and Chemours’s 2025 PFAS MOU escrow funding obligation will be suspended until the first payment of the NJ Settlement.

Other Matters
In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam in the Netherlands (the "Rotterdam Court") on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities were seeking liability declarations relating to the Dordrecht site’s then-current and historical PFAS operations and emissions. On September 27, 2023, the Rotterdam Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent (“LOI”) with the municipalities on June 28, 2024, that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplated the possibility of settling the court dispute, however those discussions are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. As of March 31, 2026 an accrual was recorded for the Company's estimated portion of the loss associated with this matter.

Additionally, there are cases in Canada that allege harm from PFAS contamination including property and natural resource damage claims, both related and unrelated to AFFF.

In addition to the above matters, there are other legal matters pending that make claims related to PFAS. The Company is specifically named in some of these legal matters and some are pending against Chemours, Corteva and/or EIDP in which the Company is not named. Certain of these actions may purport to be class actions and seek large amounts of damages. Regardless of whether the Company is named, the costs of litigation and future liabilities, if any, in these matters are or may be eligible PFAS costs under the MOU and Indemnification Losses under the Agreements.

While management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this Quarterly Report on Form 10-Q, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at March 31, 2026. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek large amounts of damages. As of March 31, 2026, the Company has liabilities of $16 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period. In one such matter, the Company has incurred defense costs of approximately $3 million for the three months ended March 31, 2026 related to a large docket of personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies.

The NJ Settlement obligates the companies to continue to undertake remediation at the four sites (Chambers Works, Parlin, Pompton Lakes and Repauno), which will be determined in accordance with applicable law. DuPont is the primary responsible party for the Parlin site and established an accrual related to the Parlin site’s remediation obligations in connection with the DWDP merger and separation and does not anticipate recording additional charges for these remediation activities at this time. However, as part of the NJ Settlement, the companies have agreed to a binding third party review process of the remedial funding source (“RFS”) for each of the four sites (in the form of surety bond or similar financial instrument) to ensure available funds for future remediation at the sites, with DuPont responsible for the RFS at the Parlin site. This review process could result in additional remediation, and an increase to any of the four RFS, including for the Parlin site, which could result in future changes to the Company’s environmental reserve estimates.

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

At March 31, 2026, the Company had accrued obligations of $246 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	March 31, 2026	December 31, 2025	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$31	$32	$109

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow, Corteva, and Qnity [2]	88	87	159
MOU related obligations (discussed above) [3]	126	134	44
Other environmental indemnifications	1	—	2
Total environmental related liabilities	$246	$253	$314
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of March 31, 2026.
2.Pursuant to the DWDP Separation and Distribution Agreement and Letter Agreement, the Company is required to indemnify DWDP and Corteva, and pursuant to the Electronics Separation and Distribution Agreement, Qnity, for certain clean-up responsibilities and associated remediation costs.
3.The MOU related obligations include the Company's estimate of its liability under the MOU for remediation activities based on the current regulatory environment.

NOTE 14 - STOCKHOLDERS' EQUITY
Share Repurchase Program
In November 2025, the Company's Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the “$2B Authorization”).

In the fourth quarter of 2025, DuPont entered into an ASR (as defined below) agreement with one counterparty for the repurchase of approximately $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, and the counterparty was required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 10.2 million shares of DuPont common stock, which were retired immediately and recorded as an increase of $400 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in delivery of approximately 2 million shares of additional DuPont common stock, which were retired immediately and recorded as an increase of $90 million to "Accumulated Deficit" in the Consolidated Statements of Equity. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction.

The Inflation Reduction Act of 2022 introduced a 1 percent nondeductible excise tax imposed on the net value of certain stock repurchases. The net value is determined by the fair market value of the stock repurchased during the tax year, reduced by the fair market value of stock issued during the tax year. The Company recorded no excise tax for the three months ended March 31, 2026 and 2025, respectively. When the Company is required to record excise tax it is reflected within stockholders' equity and a corresponding liability within "Accounts payable" in the interim Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive (loss) income before reclassifications	261	(3)	(19)	239
Amounts reclassified from accumulated other comprehensive loss	—	(2)	—	(2)
Net other comprehensive income (loss)	$261	$(5)	$(19)	$237
Balance at March 31, 2025	$(1,232)	$(120)	$89	$(1,263)
2026
Balance at January 1, 2026	$(437)	$(125)	$37	$(525)
Other comprehensive income (loss) before reclassifications	(103)	3	14	(86)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	—	(1)
Net other comprehensive (loss) income	$(103)	$2	$14	$(87)
Balance at March 31, 2026	$(540)	$(123)	$51	$(612)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three months ended March 31, 2026 and 2025.

NOTE 15 - PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFITS
A summary of the Company's pension plans and other post-employment benefits ("OPEB") can be found in Note 19 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report.

Unless otherwise noted, all values within this Note 15 are inclusive of balances and activity associated with the Electronics Business through the Qnity Distribution and all Aramids Business activity related to discontinued operations. The Company transferred standalone and split plans associated with the Electronics Business on November 1, 2025, the separation date.

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Plans	Three Months Ended March 31,
In millions	2026	2025
Service cost [1]	$3	$5
Interest cost [2]	18	20
Expected return on plan assets [3]	(17)	(22)
Amortization of prior service credit [4]	(1)	(1)
Net periodic benefit costs – Total	$3	$2
Less: Net periodic benefit costs – Discontinued operations	—	1
Net periodic benefit costs – Continuing operations	$3	$1
1.The service cost from continuing operations was $3 million for both the three months ended March 31, 2026 and March 31, 2025.
2. The interest cost from continuing operations was $18 million for the three months ended March 31, 2026, compared with $15 million for the three months ended March 31, 2025.
3. The expected return on plan assets from continuing operations was $17 million for the three months ended March 31, 2026, compared with $16 million for the three months ended March 31, 2025.
4. The amortization of prior service credit from continuing operations was $1 million for both the three months ended March 31, 2026, and March 31, 2025.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $43 million by year-end 2026.

NOTE 16 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2025 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the 2020 EIP, a maximum of 31 million shares of common stock are available for award as of March 31, 2026.

DuPont recognized share-based compensation expense in continuing operations of $13 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

In addition to the $7 million of share-based compensation expense for the three months ended March 31, 2025, an additional $8 million share-based compensation related expense was recorded in "Restructuring and asset related charges – net" in the interim Consolidated Statements of Operations during the same period. Refer to Note 5 for further information.

In the first quarter of 2026, the Company granted 0.7 million RSUs and 1.0 million performance-based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $50.41 per RSU and $47.62 per PSU.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2026 and December 31, 2025:

Fair Value of Financial Instruments	March 31, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$86	$—	$—	$86	$100	$—	$—	$100
Restricted cash equivalents [1]	42	—	—	42	42	—	—	42
Total cash and restricted cash equivalents	$128	$—	$—	$128	$142	$—	$—	$142
Long-term debt including debt due within one year [2]	$(3,132)	$95	$(80)	$(3,117)	$(3,134)	$52	$(99)	$(3,181)
Derivatives relating to:
Net investment hedge [3]	$—	$64	$—	$64	$—	$46	$—	$46
Foreign currency [4,5]	—	26	(5)	21	—	—	(10)	(10)
Interest rate swap agreements [6]	—	—	(45)	(45)	—	—	(42)	(42)
Total derivatives	$—	$90	$(50)	$40	$—	$46	$(52)	$(6)
1.Refer to Note 6 and Note 13 for more information on Restricted cash equivalents.
2.At March 31, 2026 and December 31, 2025, the balance included an unamortized basis adjustment of $35 million related to the 2022 Swaps, discussed below. Additionally, the March 31, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $7 million and $4 million, respectively related to the 2022 Swaps discussed below. The fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
3.Classified as "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
4.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
5.Presented net of cash collateral where master netting arrangements allow.
6.The loss on the 2022 Swaps is classified as "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

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

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the Company's financial risk management policies and guidelines. The Company's derivative instruments include forwards, options, futures and swaps.

The Company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The Company anticipates performance by the counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2026	December 31, 2025
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements [1]	774	774
Derivatives not designated as hedging instruments:
Foreign currency contracts [2]	$347	$1,014
1.Includes notional amounts related to the 2022 Swaps, described further below.
2.Presented net of contracts bought and sold.

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

The Company has made an accounting policy election to account for the net investment hedge using the spot method. The Company has also elected to amortize the excluded components in interest expense in the related quarterly accounting period that such interest is accrued. The cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments within AOCL, net of amounts associated with excluded components which are recognized in "Interest expense" in the interim Consolidated Statements of Operations.

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements (the “2022 Swaps”) with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company’s fixed-rate notes due 2038 attributable to interest rate change movements. These swaps convert interest on the hedged portion of the 2038 Notes to a floating rate based on the Secured Overnight Financing Rate through November 2032. The 2022 Swaps expire on November 15, 2032 and are carried at fair value. The 2022 Swaps, including their dedesignation events, settlements and subsequent redesignation, are discussed in detail in Note 21 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report.

As of March 31, 2026 and December 31, 2025, the 2022 Swaps are the Company's only outstanding interest rate swaps. Changes in the fair value of the hedging instruments and the hedged portion of the debt attributable to changes in the benchmark interest rate are recorded in "Interest expense" in the interim Consolidated Statements of Operations. The hedging instrument is presented at fair value within “Other noncurrent obligations”, with accrued interest presented in "Accounts and notes receivable – net" and “Accrued and other current liabilities” respectively in the interim Condensed Consolidated Balance Sheets.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The Company routinely uses forward exchange contracts to reduce its net exposure by currency related to foreign currency-denominated monetary assets and liabilities of its operations, so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. The Company also uses foreign currency exchange contracts to offset a portion of the Company's exposure to certain foreign currency-denominated revenues so that gains and losses on the contracts offset changes in the US dollar value of the related foreign currency-denominated revenues.

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations, was a gain of $9 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Rate Swap Agreements
The 2022 Swaps, including their original terms, dedesignation events, settlements and subsequent redesignation and the Company's 2024 interest rate swap agreements ("2024 Swaps"), including their original terms, settlements and mandatory early termination are discussed in detail in Note 21 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report. During periods when the 2022 Swaps and the 2024 Swaps were not designated in a qualifying hedge relationship, changes in fair value and net interest settlements were recorded in “Sundry income (expense) – net.”

Gains and losses related to interest rate swaps not designated as hedges, including the 2024 Swaps and the non‑designated periods of the 2022 Swaps, were recorded in “Sundry income (expense) – net” in the interim Consolidated Statements of Operations. The Company recognized a gain of $78 million for the three months ended March 31, 2025.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	March 31, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$128	$142
Derivatives relating to: [2]
Net investment hedge	64	46
Foreign currency contracts [3]	29	2
Total assets at fair value	$221	$190
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	45	42
Foreign currency contracts [3]	8	12
Total liabilities at fair value	$53	$54
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $42 million at March 31, 2026 and December 31, 2025 are deposited in money market funds and represent Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $3 million and zero respectively, for both assets and liabilities as of March 31, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for both assets and liabilities as of December 31, 2025.

As part of the acquisition (the "Donatelle Acquisition") of Donatelle Plastics, LLC ("Donatelle"), the purchase agreement includes annual contingent earn-out payments based upon customer-specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. As of March 31, 2026, the Company recognized an adjustment of approximately $6 million to reflect the latest developments in the future achievement of the customer specific revenue being earned.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	March 31, 2026	December 31, 2025
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$15	$21
Total liabilities at fair value	$15	$21

Fair Value Measurements on a Nonrecurring Basis
In relation to the Aramids Divestiture meeting the criteria to be classified as held for sale, the Company recorded a valuation allowance against the Aramids Business assets held for sale. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 3 for further discussion.

During the first quarter of 2025, the Company recorded an impairment charge related to goodwill within the Aramids reporting unit presented within discontinued operations. The impairment analysis was performed using Level 3 inputs within the fair value hierarchy. See Note 11 for further discussion.

NOTE 19 - SEGMENT INFORMATION
The Company's segments are aligned with the market verticals they serve while maintaining integration and innovation strengths within strategic value chains. DuPont is comprised of two operating segments: Healthcare & Water Technologies and Diversified Industrials. Major products by segment include: Healthcare & Water Technologies (specialty components for medical devices, TYVEK® medical packaging and garments, TYCHEM® protective suits, AMBERLITE™ ion exchange resins, FILMTEC™ reverse osmosis and nanofiltration elements and INGE™ and ITEGRATEC™ ultrafiltration modules) and Diversified Industrials (TYVEK® house wrap, STYROFOAM™ insulation, CORIAN® solid surface, Vespel® shapes and parts, MOLYKOTE® specialty lubricants, BETAFORCE™ and BETASEAL™ structural adhesives and Cyrel® flexographic printing plates). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

The revenues and certain expenses of the Aramids Business and Electronics Business are classified as discontinued operations in the current and historical periods.

The costs of the Aramids Business and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Aramids Business and Electronics Business, do not meet the criteria for discontinued operations and are reported within continuing operations. A portion of these indirect costs include costs related to activities the Company has undertaken or will undertake following the closing of each of the Aramids Divestiture and Electronics Separation, and for which it has been or will be reimbursed (“Future Reimbursable Indirect Costs”). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA (as defined below). The remaining portion of these indirect costs are not subject to future reimbursement (“Stranded Costs”). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM"), the Chief Executive Officer, assesses performance and allocates resources. The CODM utilizes Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, environmental remediation costs, including certain investigate, remediate and restoration costs, associated with discontinued or divested operations, businesses or product lines (“Corporate DDOB Remediation Costs”), and is adjusted for significant items. Reconciliations of these measures are provided on the following pages.

The information below reflects segment structure as of March 31, 2026.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended March 31,
	2026		2025
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$806	$875	$763	$849
Less [1]:
Cost of sales	$496	$571	$478	$568
Selling, general and administrative expenses	93	116	85	106
Research and development expenses	22	28	20	23
Amortization of intangibles & other segment items [2]	43	24	49	26
Add:
Equity in earnings (loss) of nonconsolidated affiliates	$1	$(1)	$—	$—
Depreciation and amortization [3]	91	65	92	59
Segment operating EBITDA	$244	$200	$223	$185
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

Total reportable segment net sales are $1,681 million and $1,612 million for the three months ended March 31, 2026, and 2025, respectively.

Reconciliation of Segment Operating EBITDA to Income from Continuing Operations Before Income Taxes		Three Months Ended March 31,
In millions		2026	2025
Healthcare & Water Technologies Segment Operating EBITDA		$244	$223
Diversified Industrials Segment Operating EBITDA		200	185
Total segment operating EBITDA		$444	$408
+	Corporate Operating EBITDA [1]	$(30)	$(48)
-	Depreciation and amortization	155	160
+	Interest income [2]	10	17
-	Interest expense [3]	40	82
+	Non-operating pension/OPEB benefit credits	—	2
+	Foreign exchange gain (losses), net	10	(3)
-	Future Reimbursable Indirect Costs	8	25
-	Corporate DDOB Remediation Costs	4	3
+	Significant items charge	(46)	(9)
Income from continuing operations before income taxes		$181	$97
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
3.The three months ended March 31, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2026	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges – net [1]	$(12)	$(12)	$(22)	$(46)
Other benefits (credits), net [2]	3	(3)	—	—
Total	$(9)	$(15)	$(22)	$(46)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Includes a benefit related to an adjustment within Healthcare & Water Technologies of the Donatelle contingent earn-out liability ($6 million pre-tax benefit), legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($3 million pre-tax cost), and legal costs associated with personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment ($3 million pre-tax cost).

Significant Items by Segment for the Three Months Ended March 31, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges – net [1]	$(6)	$(4)	$(29)	$(39)
Acquisition, integration and separation costs [2]	1	—	(51)	(50)
Interest rate swap mark-to-market gain [3]	—	—	77	77
Other benefits (credits), net [4]	—	—	3	3
Total	$(5)	$(4)	$—	$(9)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The three months ended March 31, 2025 also includes basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). Refer to Note 17 for further details.
4. Reflects benefits related to accrued interest earned on employee retention credits.

Segment and Corporate Information	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
As of March 31, 2026
Assets of continuing operations	$9,356	$7,001	$3,239	$19,596
Investment in nonconsolidated affiliates	—	(1)	125	124
As of December 31, 2025
Assets of continuing operations	$9,463	$7,512	$2,744	$19,719
Investment in nonconsolidated affiliates	—	—	111	111

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended March 31,
In millions	2026	2025
Healthcare & Water Technologies	$29	$22
Diversified Industrials	34	22
Segment totals	$63	$44
Accrual to cash adjustment [1]	39	78
Total	$102	$122
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 20 - SUBSEQUENT EVENTS
On May 5, 2026, the Company announced that it expects to launch an accelerated share repurchase transaction under the $2B
Authorization to repurchase $275 million, in aggregate, of common stock.

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

As of March 31, 2026, the Company had $2.0 billion of working capital and approximately $0.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are material historical transactions and recent developments impacting this Quarterly Report on Form 10-Q.

Aramids Divestiture
On April 1, 2026, DuPont completed the sale of the Aramids business (the "Aramids Divestiture") to Arclin, a portfolio company of an affiliate of TJC LP, (“TJC”), in return for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million in the New Arclin U.S. Holding Corp ("Arclin") that will hold the Arclin global materials business and the Aramids business being divested. The financial results of the Aramids divested business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

Electronics Separation
On November 1, 2025, the Company completed the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the “Electronics Separation”) into an independent public company, Qnity Electronics, Inc. (“Qnity”), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the “Qnity Distribution”). As a result, the results of operations of the Electronics Business for the three months ended March 31, 2025, are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations.

Recent Developments
Macroeconomic Conditions
In February 2026, military conflict in the Middle East involving the United States, Israel, and Iran heightened geopolitical uncertainty. The Company does not have operations in Iran, and the conflict has not had a material impact on the Company’s financial condition or results of operations to date. The impact on the Company’s business, financial condition, or results of operations will depend on factors such as the severity and duration of the conflict, the scope and enforcement of related governmental actions and the degree of disruption to global logistics and supply chains. The Company continues to monitor developments and assess potential impacts.

See Part II, Item 1A. Risk Factors for additional information.

International Emergency Economic Powers Act Tariffs
In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act, and the collecting agency ceased assessment of those tariffs shortly thereafter. The U.S. Supreme Court did not address remedies, including the availability or process for refunds, which remain subject to ongoing proceedings and potential appeals by the U.S. government. As a result, the timing, scope, and mechanics of any refunds remain uncertain and dependent on future legal outcomes and administrative feasibility and, as a result, the interim Consolidated Financial Statements do not reflect any potential tariff refunds or related payments. The Company continues to monitor developments related to the ruling, which represent a known uncertainty that could affect future results depending on the ultimate resolution.

Intended Reverse Stock Split
On March 18, 2026, the Company announced that it plans to seek approval at its 2026 Annual Meeting of Stockholders for an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, the Intended Reverse Stock Split. If and when the Intended Reverse Stock Split is effected, the Certificate of Incorporation will also be amended to reflect a corresponding reduction in the number of authorized shares of the Company's common stock by the selected reverse stock split ratio. The interim Consolidated Financial Statements do not reflect the impact of the Intended Reverse Stock Split, which remains subject to stockholder approval.

Dividends
On February 19, 2026, the Board of Directors declared a first quarter 2026 dividend of $0.20 per share, which was paid on March 16, 2026 to shareholders of record on March 2, 2026.

On April 15, 2026, the Board of Directors declared a second quarter 2026 dividend of $0.20 per share, which is payable on May 29, 2026 to shareholders of record on May 15, 2026.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company’s Board of Directors

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2026	2025
Net sales	$1,681	$1,612

The following table summarizes sales variances by segment from the prior year:

Sales Variances by Segment
Percentage change from prior year	Three Months Ended March 31, 2026
	Organic Sales [1]	Currency	Portfolio & Other	Total
Healthcare & Water Technologies	3%	3%	—%	6%
Diversified Industrials	—	3	—	3
Total	2%	2%	—%	4%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

The Company reported net sales for the three months ended March 31, 2026 of $1.7 billion, up 4 percent from $1.6 billion for the three months ended March 31, 2025, due to a 2 percent increase in organic sales and a 2 percent favorable currency impact. Organic sales increased in Healthcare & Water Technologies (up 3 percent) and were flat in Diversified Industrials. The currency impact was primarily driven by the weakening of the U.S. dollar compared to the Euro.

Cost of Sales
Cost of sales was $1.1 billion for both the three months ended March 31, 2026 and March 31, 2025. Cost of sales for the three months ended March 31, 2026 primarily reflects the increased sales volume and productivity initiatives.

Cost of sales as a percentage of net sales was 64 percent and 66 percent for the three months ended March 31, 2026 and 2025, respectively.

Research and Development Expenses ("R&D")
R&D expenses totaled $47 million in the first quarter of 2026, down slightly from $50 million in the first quarter of 2025. R&D as a percentage of net sales was consistent period over period at 3 percent for the three months ended March 31, 2026 and 2025.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $255 million in the first quarter of 2026, up from $234 million in the first quarter of 2025. SG&A as a percentage of net sales was consistent period over period at 15 percent for the three months ended March 31, 2026 and 2025.

Amortization of Intangibles
Amortization of intangibles was $68 million in the first quarter of 2026, down from $75 million in the first quarter of 2025, primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges – net were $46 million in the first quarter of 2026, up from $39 million of charges in the first quarter of 2025. The activity for the three months ended March 31, 2026 is primarily related to the 2026 DuPont Restructuring Program. The activity for the three months ended March 31, 2025 is primarily related to the Transformational Separation-Related Restructuring Program. See Note 5 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees and other contractual transaction payments. The Company recorded $50 million in costs for the three months ended March 31, 2025, which were primarily related to preparations for the Electronics Separation.

Equity in Loss of Nonconsolidated Affiliates
The Company's share of losses from nonconsolidated affiliates decreased to $1 million for the first quarter of 2026, compared to $15 million in the first quarter of 2025. The decrease was primarily driven by lower equity losses from Derby in the first quarter of 2026 compared to 2025. See Note 10 to the interim Consolidated Financial Statements for additional information.

Sundry Income (Expense) – Net
Sundry income (expense) – net includes a variety of income and expense items such as foreign currency exchange gains or losses, interest income, dividends from investments, gains and losses on sales of investments, losses on debt extinguishments and assets, non-operating pension and other post-employment benefit plan credits or costs, interest rate swap mark-to-market adjustments, interest rate swap net interest settlement and certain litigation matters. Sundry income (expense) – net in the first quarter of 2026 was $36 million of income compared with $100 million of income in the first quarter of 2025. The period over period decrease is primarily driven by the Company redesignating the 2022 Swaps in the third quarter of 2025. Additionally, the period over period decrease in Sundry income (expense) – net is driven by a decrease in interest income due to reduced interest rates and reduced cash balances in the current period. See Notes 6 and 17 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $40 million and $83 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest expense during the three months ended March 31, 2026 compared to the same period the prior year is primarily due to the changes in capital structure during 2025 as a result of the Electronics Separation.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the first quarter of 2026 was 17.1 percent, compared with an effective tax rate of 17.5 percent for the first quarter of 2025. The lower effective tax rate for the first quarter of 2026 in comparison to the first quarter of 2025 was principally the result of a discrete tax benefit relating to a change in tax classification of a non-U.S. legal entity.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., “Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, excluding costs related to activities the Company will or continues to undertake post-closing of the Aramids Divestiture and Electronics Separation, and for which it is or will be reimbursed (“Future Reimbursable Indirect Costs”), environmental remediation costs, including certain investigate, remediate and restoration costs, associated with discontinued or divested operations, businesses or product lines (“Corporate DDOB Remediation Costs”), and is adjusted for significant items.

Healthcare & Water Technologies

Healthcare & Water Technologies	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Net sales	$806	$763
Operating EBITDA	$244	$223
Equity in earnings of nonconsolidated affiliates	$1	$—

Healthcare & Water Technologies	Three Months Ended
Percentage change from prior year	March 31, 2026
Change in Net Sales from Prior Period due to:
Organic Sales[1]	3%
Currency	3
Portfolio & other	—
Total	6%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Healthcare & Water Technologies net sales were $806 million for the three months ended March 31, 2026, up 6 percent compared to $763 million for the three months ended March 31, 2025. Net sales increased due to a 3 percent increase in organic sales and 3 percent increase from favorable currency impacts. Organic sales growth in Healthcare & Water Technologies was driven by Healthcare Technologies, partially offset by decrease in organic sales growth for Water Technologies. Within Healthcare Technologies, organic sales gains were driven by broad-based volume growth led by medical packaging and biopharma. Organic sales declines in Water Technologies were driven by logistics disruptions in the Middle East, partially offset by strength in industrial water and microelectronics markets. The favorable currency impact was driven by the weakening of the U.S. dollar compared to the Euro.

Operating EBITDA was $244 million for the three months ended March 31, 2026, up 9 percent compared with $223 million for the three months ended March 31, 2025, primarily due to the impact of organic growth, favorable mix and manufacturing productivity.

Diversified Industrials

Diversified Industrials	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Net sales	$875	$849
Operating EBITDA	$200	$185
Equity in loss of nonconsolidated affiliates	$(1)	$—

Diversified Industrials	Three Months Ended
Percentage change from prior year	March 31, 2026
Change in Net Sales from Prior Period due to:
Organic Sales[1]	—%
Currency	3
Portfolio & other	—
Total	3%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Diversified Industrials net sales were $875 million for the three months ended March 31, 2026, up 3 percent from $849 million for the three months ended March 31, 2025. Net sales increased due to a 3 percent increase from favorable currency impacts. Organic sales growth were flat in Diversified Industrials as organic growth in Industrial Technologies, was offset by a decrease in organic sales in Building Technologies. Industrial Technologies organic sales growth was led by strength in aerospace and automotive markets, partially offset by declines in printing and packaging. Building Technologies decline in organic sales was due to ongoing weakness in construction markets. The favorable currency impact was driven by the weakening of the U.S. dollar compared to the Euro.
Operating EBITDA was $200 million for the three months ended March 31, 2026, up 8 percent compared with $185 million for the three months ended March 31, 2025, primarily due to manufacturing productivity and favorable mix.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2025 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The discussion below provides the updates to this information for the three months ended March 31, 2026.

The Company continually reviews its sources of liquidity and debt portfolio and may make adjustments to one or both to help ensure adequate liquidity and increase the Company’s optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. The Company’s primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and its subsidiaries' obligations as they come due. However, DuPont is unable to predict the extent of macroeconomic related impacts which depend on uncertain and unpredictable future developments. In light of this uncertainty, the Company has taken steps to further ensure liquidity and capital resources, as discussed below.

In millions	March 31, 2026	December 31, 2025
Cash and cash equivalents	$710	$715
Total debt	$3,172	$3,194

The Company's cash and cash equivalents at March 31, 2026 and December 31, 2025 remained consistent at $0.7 billion, of which approximately $0.5 billion and $0.6 billion at March 31, 2026 and December 31, 2025, respectively, were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Due to the Electronics Separation, the Company reevaluated its permanent reinvestment assertion and determined that certain foreign earnings would be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at March 31, 2026 and December 31, 2025 was $3,172 million and $3,194 million, respectively. The decrease was primarily due to the reduction in the commercial paper borrowing and the mark-to-market impact of the redesignated interest rate swap.

As of March 31, 2026, the Company is contractually obligated to make future cash payments of $3.2 billion and $2.1 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2026. Related to interest, $165 million will be due in the next twelve months, and the remainder will be due subsequent to March 31, 2027. The majority of interest obligations will be due in 2031 or later.

Revolving Credit Facilities
The Company's current $1 billion 364-day revolving credit facility (the "2025 $1B Revolving Credit Facility") will expire on May 6, 2026. There were no drawdowns during the three month period ended March 31, 2026. The Company expects to enter a new $750 million 364-day revolving credit facility on May 6, 2026 (the "2026 $750 million Revolving Credit Facility"). The 2026 $750 million Revolving Credit Facility will be used for general corporate purposes.

In May 2026, the Company expects to enter into a new $2.0 billion 5-year revolving credit facility (the “2026 Five-Year Revolving Credit Facility”). The 2026 Five-Year Revolving Credit Facility will terminate the Company's prior $2 billion five-year revolving credit facility entered in April 2022. The 2026 Five-Year Revolving Credit Facility is generally expected to remain undrawn and serve as a backstop to the Company's commercial paper and letter of credit issuance.

New Jersey Settlement Agreement
In August 2025, DuPont together with Chemours and Corteva agreed to a proposed Judicial Consent Order with the State of New Jersey (the “NJ Settlement”) to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. The NJ Settlement is subject to approval from the Federal District Court of New Jersey (Camden), (the “NJ Court”). The NJ Settlement is subject to the entry of a Judicial Consent Order ("JCO") by the NJ Court. It is payable over 25 years. DuPont's initial payment will be due within 30 days of the entry of the JCO. See Note 13 to the interim Consolidated Financial Statements for more information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At April 30, 2026, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The Five-Year Revolving Credit Facility and the 2025 $1B Revolving Credit Facility each contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At March 31, 2026, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Cash provided by (used for) continuing operations:
Operating activities	$232	$77
Investing activities	$(102)	$(120)
Financing activities	$(44)	$(189)
Cash (used in) provided by discontinued operations	$(88)	$130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(5)	$13

Cash Flows provided by Operating Activities – Continuing Operations
In the first three months of 2026, cash provided by operating activities of continuing operations was $232 million, compared with $77 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily due to higher earnings, improvements in net working capital and the decrease in transaction costs related to the Electronics Separation.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	March 31, 2026	December 31, 2025
In millions (except ratio)
Current assets	$3,790	$3,719
Current liabilities	1,804	1,991
Net working capital	$1,986	$1,728
Current ratio	2.1:1	1.87:1

Cash Flows used for Investing Activities – Continuing Operations
In the first three months of 2026, cash used for investing activities of continuing operations was $102 million, compared with $120 million in the first three months of 2025. The decrease in cash used for investing activities of continuing operations is primarily attributable to lower capital expenditures in 2026 due to timing.

Cash Flows used for Financing Activities – Continuing Operations
In the first three months of 2026, cash used for financing activities of continuing operations was $44 million compared with cash used of $189 million in the same period last year. The decrease in cash used for financing activities of continuing operations is primarily attributable to proceeds from issuance of common stock and lower dividends paid to stockholders in 2026, partially offset by cash used to repay commercial paper borrowings.

Cash Flows provided by (used in) Discontinued Operations
In the first three months of 2026 cash used in discontinued operations was $88 million compared with cash provided by discontinued operations of $130 million in the same period last year. The activity for the three months ended March 31, 2026 presents the cash flows of the Aramids Business as discontinued operations. The activity for the period ended March 31, 2025 presents the cash flows of the Aramids Business and the Electronics Business as discontinued operations. Cash used from discontinued operations includes MOU activity, refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Dividends
On February 19, 2026, the Board of Directors declared a first quarter 2026 dividend of $0.20 per share, which was paid on March 16, 2026 to shareholders of record on March 2, 2026.

On April 15, 2026, the Board of Directors declared a second quarter 2026 dividend of $0.20 per share, which is payable on May 29, 2026, to shareholders of record on May 15, 2026.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company’s Board of Directors.

Share Buyback Programs
In the fourth quarter of 2025, the Company’s Board of Directors approved the $2B Authorization. Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including accelerated share repurchase (“ASR”) transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. In the fourth quarter of 2025, DuPont entered into an ASR agreement with one counterparty for repurchase of about $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, whereby the counterparty is required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 10.2 million shares of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $400 million.

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in the delivery of approximately 2 million shares of additional DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of approximately $90 million. In total, the Company repurchased 12.2 million shares at an average price of $40.89 per share under the Q4 2025 ASR Transaction.

On May 5, 2026, the Company announced that it expects to launch an accelerated share repurchase transaction under the $2B
Authorization to repurchase $275 million, in aggregate, of common stock.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $43 million by year-end 2026 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring and Other Cost Savings
In February 2026, the Company committed to a plan aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities (the "2026 DuPont Restructuring Program"). Anticipated pre-tax restructuring charges and asset related charges and other cost savings of approximately $100 million to $150 million, starting in the first quarter of 2026 and continuing through 2028, are expected under the program. The Company recorded pre-tax restructuring charges of $52 million inception-to-date, consisting of severance and related benefit costs of $51 million and $1 million of asset related charges. Total current liabilities related to the Company's plan to reduce costs, streamline operations, and align its organizational and cost structure with its strategic priorities were $45 million at March 31, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Noncurrent liabilities related to the 2026 DuPont Restructuring Program totaled $6 million and were recognized in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2028.

In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $63 million inception-to-date, consisting of severance and related benefit costs of $52 million, $6 million of asset related charges and $5 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $24 million at March 31, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete in 2026.

See Note 5 to the interim Consolidated Financial Statements for more information on the Company's restructuring programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 17 to the interim Consolidated Financial Statements. See also Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of the Company's 2025 Annual Report on Form 10-K for information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2026, the Company's Chief Executive Officer, as its principal executive officer ("CEO"), and the Company's Chief Financial Officer, as its principal financial office ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

New Jersey PFAS Directive
This matter is resolved by the proposed Judicial Consent Order with the State of New Jersey reached in August 2025. See Note 13 to the interim Consolidated Financial Statements for more information.

Spruance Site, Richmond, Virginia-EPA Notice to Show Cause
On March 25, 2025, Region 3 of Environmental Protection Agency ("EPA") issued a Notice to Show Cause letter to the Company’s Spruance facility in Richmond, Virginia. The letter alleged that the Company violated the Resource Conservation and Recovery Act relating to the storage of hazardous waste at the site as well as alleged discharges of hazardous waste to the subsurface groundwater from an on-site impoundment. The Company is engaged in discussions with the EPA regarding this matter.

ITEM 1A. RISK FACTORS
Other than updates to the risk factor set forth below, there have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Supply chain and operational disruptions, including those that affect the Company's customers and suppliers, could significantly increase costs and expenses, adversely impact the Company’s sales and earnings and impact access to sources of liquidity.

DuPont’s operations require the continued availability of energy and raw materials and rely on third-party suppliers, contract manufacturers and service providers. The Company’s supply chains are complex and extend across multiple countries in all regions of the world, and, therefore, are subject to global economic and geopolitical dynamics and risks including military conflicts (such as those in the Middle East) and related governmental actions.

Supply chain and operational disruptions, plant and/or power outages, labor shortages and/or strikes, geo-political activity, weather events and natural disasters, manmade disasters, perceived or actual global health risks or pandemics, governmental, legislative or regulatory actions (including sanctions, trade restrictions or transportation limitations), or other business continuity events, could adversely affect the Company's operations as well as the operations of its customers and suppliers. Such events, including the conflict in the Middle East, may contribute to volatility or disruptions to the global energy markets, increased costs or shortages of raw materials, and constraints on global logistics and transportation routes. Depending on the length and severity of disruption, DuPont's ability to meet demand and its commitments to customers and suppliers; and access the liquidity markets could be seriously impacted and adversely affect the Company's operating profit or cash flows. In addition, the Company’s suppliers may experience capacity limitations in their own operations or may elect to reduce or eliminate certain product lines. To address this risk, generally, the Company seeks to have many sources of supply for key raw materials in order to avoid significant dependence on any one or a few suppliers. In addition, and where the supply market for key raw materials is concentrated, DuPont takes additional steps to manage its exposure to supply chain risk and price fluctuations through, among other things, negotiated long-term contracts some which include minimum purchase obligations. However, there can be no assurance that such mitigation efforts will prevent future difficulty in obtaining sufficient and timely delivery of certain raw materials.

DuPont takes actions to offset the effects of higher energy and raw material costs, which are subject to global supply and demand and other factors beyond the Company's control, through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. As a result, volatility or sustained increases in these costs may negatively impact the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$2B Authorization (1)
January 1, 2026 to January 31, 2026 (2)	2,011,744	$40.89	2,011,744	$1,500
February 1, 2026 to February 28, 2026	—	—	—	1,500
March 1, 2026 to March 31, 2026	—	$—	—	1,500
Total	2,011,744	$40.89	2,011,744	$1,500
1. On November 6, 2025, the Company announced that the Board of Directors had approved the $2B Authorization. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors.
2.In the fourth quarter of 2025, DuPont entered into the Q4 2025 ASR Transaction with one counterparty to repurchase an aggregate of $500 million of common stock under the $2B Authorization. On January 30, 2026, the Q4 2025 ASR Transaction was completed and the remaining 2 million shares were received and retired for a total of 12.2 million shares based on the volume-weighted average stock price of DuPont common stock during the term of the Q4 2025 ASR Transaction, less an agreed upon discount. See Note 14 to the interim Consolidated Financial Statements for additional information.

Issuer Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 5, 2026

By:	/s/ MADELEINE G. BARBER
Name:	Madeleine G. Barber
Title:	Vice President of Tax, Controller and Chief Accounting Officer
City:	Wilmington
State:	Delaware