Form 10-Q
period 2026-06-30
DuPont de Nemours, Inc.
filed 2026-08-04
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
                                 ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 135,042,975 shares of common stock, $0.01 par value, outstanding at July 31, 2026.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2026

DuPont de Nemours, Inc.

DuPontTM and all products, unless otherwise noted, denoted with TM, SM or ® are trademarks, service marks or registered trademarks of affiliates of DuPont de Nemours, Inc. ("DuPont" or the "Company").

Overview
On May 26, 2026, DuPont’s Board of Directors announced a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3, as well as a reduction in the number of authorized shares of its common stock by a corresponding ratio (the "Reverse Stock Split"), as approved by shareholders. The Reverse Stock Split became effective on June 24, 2026. All share and share-related information presented in these interim Consolidated Financial Statements has been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split and related impacts.

On April 1, 2026, DuPont completed the sale of the Aramids business (the "Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture") to Arclin, a portfolio company of an affiliate of TJC LP for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million (the "Aramids Note Receivable") and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million, in New Arclin U.S. Holding Corp., which now owns the Arclin global materials business and the Aramids Business. The financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

On November 1, 2025, DuPont completed the separation of its semiconductor and interconnect solutions businesses (the "Electronics Business" and the separation of the Electronics Business, the "Electronics Separation") into an independent public company, Qnity Electronics, Inc. ("Qnity"), by way of the distribution to DuPont's stockholders of record as of October 22, 2025 of all the issued and outstanding common stock of Qnity on November 1, 2025 (the "Qnity Distribution"). As a result, the financial results of the divested Electronics Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations for all periods.

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

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to (i) the ability to realize the intended benefits of the Electronics Separation and the Qnity Distribution, including achievement of the intended tax treatment, contractual allocation to, and assumption by Qnity of certain liabilities, including certain legacy liabilities with respect to per- and polyfluoroalkyl substances ("PFAS") and the possibility of disputes, litigation or unanticipated costs in connection with the Electronics Separation and Qnity Distribution; (ii) the impact of the Aramids Divestiture on DuPont’s balance sheet, financial condition and future results of operations; (iii) risks and costs related to the impact of the arrangement to share future eligible PFAS costs by and among DuPont, Corteva, Inc. and The Chemours Company, including the outcome of pending or future litigation related to PFAS or PFOA, which includes personal injury claims and natural resource damages claims; the extent and cost of ongoing and potential future remediation obligations; and changes in laws and regulations applicable to PFAS chemicals; (iv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Electronics Separation, the Aramids Divestiture and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; (v) risks and uncertainties that are outside the Company’s control but adversely impact the overall environment in which DuPont, its customers and/or its suppliers operate, including changes in economic, political, regulatory, international trade, geopolitical, military conflicts, capital markets and other external conditions, including pandemics and responsive actions, as well as natural and other disasters or weather-related events; (vi) the ability to offset increases in cost of inputs, including raw materials, energy and logistics; (vii) the risks and uncertainties associated with continuing or expanding geopolitical conflicts or trade disputes or restrictions and responsive actions, new or increased tariffs or export controls, including on exports to China of U.S.-regulated products and technology; (viii) other risks to DuPont’s business and operations, including the risk of impairment; (ix) risks and uncertainties in connection with completing the $2 billion share buyback announced on November 6, 2025, including timeline, associated costs and the possibility that the authorization may be suspended or discontinued prior to completion; (x) the ability to realize the intended benefits of the Reverse Stock Split; (xi) the impact of the invalidation of certain tariffs imposed under the International Emergency Economic Powers Act and (xii) other risk factors discussed in DuPont’s most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts (Unaudited)	2026	2025	2026	2025
Net sales	$1,819	$1,749	$3,500	$3,361
Cost of sales	1,180	1,143	2,259	2,212
Research and development expenses	42	53	89	103
Selling, general and administrative expenses	269	262	524	496
Amortization of intangibles	68	74	136	149
Restructuring and asset related (benefits) charges – net	(3)	—	43	39
Acquisition, integration and separation costs	7	55	7	105
Equity in earnings (loss) of nonconsolidated affiliates	9	9	8	(6)
Sundry income (expense) – net	42	(9)	78	91
Interest expense	41	84	81	167
Income from continuing operations before income taxes	$266	$78	$447	$175
Provision for income taxes on continuing operations	75	54	106	71
Income from continuing operations, net of tax	$191	$24	$341	$104
(Loss) income from discontinued operations, net of tax	(44)	46	(30)	(615)
Net income (loss)	$147	$70	$311	$(511)
Net income attributable to noncontrolling interests	4	11	7	19
Net income (loss) available for DuPont common stockholders	$143	$59	$304	$(530)

Per common share data:
Earnings per common share from continuing operations – basic	$1.38	$0.17	$2.45	$0.73
(Loss) earnings per common share from discontinued operations – basic	(0.32)	0.25	(0.22)	(4.53)
Earnings (loss) per common share – basic	$1.05	$0.42	$2.23	$(3.80)
Earnings per common share from continuing operations – diluted	$1.37	$0.17	$2.43	$0.73
(Loss) earnings per common share from discontinued operations – diluted	(0.32)	0.25	(0.22)	(4.52)
Earnings (loss) per common share – diluted	$1.05	$0.42	$2.22	$(3.79)

Weighted-average common shares outstanding – basic	135.9	139.6	136.3	139.6
Weighted-average common shares outstanding – diluted	136.8	139.9	137.2	139.9
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (Unaudited)	2026	2025	2026	2025
Net income (loss)	$147	$70	$311	$(511)
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(48)	577	(126)	844
Pension and other post-employment benefit plans	5	(10)	7	(15)
Derivative instruments	1	(60)	15	(79)
Aramids Divestiture	37	—	37	—
Total other comprehensive (loss) income	$(5)	$507	$(67)	$750
Comprehensive income	$142	$577	$244	$239
Comprehensive income attributable to noncontrolling interests, net of tax	3	18	31	32
Comprehensive income attributable to DuPont	$139	$559	$213	$207
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,740	$715
Restricted cash and cash equivalents	42	42
Accounts and notes receivable – net	1,751	1,669
Inventories	1,210	1,172
Prepaid and other current assets	113	121
Assets of discontinued operations	—	1,856
Total current assets	$4,856	$5,575
Property, plant and equipment – net of accumulated depreciation (June 30, 2026 - $3,694; December 31, 2025 - $3,565)	3,379	3,464
Other Assets
Goodwill	7,840	7,915
Other intangible assets	2,789	2,936
Investments and noncurrent receivables	981	432
Deferred income tax assets	221	282
Deferred charges and other assets	995	971
Total other assets	$12,826	$12,536
Total Assets	$21,061	$21,575
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$60
Accounts payable	978	995
Income taxes payable	53	54
Accrued and other current liabilities	970	882
Liabilities of discontinued operations	—	314
Total current liabilities	$2,001	$2,305
Long-Term Debt	3,125	3,134
Other Noncurrent Liabilities
Deferred income tax liabilities	295	405
Pension and other post-employment benefits – noncurrent	400	432
Other noncurrent obligations	1,359	1,196
Total other noncurrent liabilities	$2,054	$2,033
Total Liabilities	$7,180	$7,472
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 555,555,556 shares of $0.01 par value each; issued 2026: 135,038,855 shares; 2025: 136,398,482 shares)	1	1
Additional paid-in capital	38,710	38,721
Accumulated deficit	(24,326)	(24,278)
Accumulated other comprehensive loss	(616)	(525)
Total DuPont stockholders' equity	$13,769	$13,919
Noncontrolling interests	112	184
Total equity	$13,881	$14,103
Total Liabilities and Equity	$21,061	$21,575
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
In millions (Unaudited)	2026	2025
Operating Activities
Net income (loss)	$311	$(511)
Loss from discontinued operations	(30)	(615)
Net income from continuing operations	$341	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	326
Credit for deferred income tax and other tax related items	45	9
(Earnings) losses of nonconsolidated affiliates (in excess of) less than dividends received	(6)	7
Net periodic pension benefit costs	6	2
Periodic benefit plan contributions	(28)	(23)
Restructuring and asset related charges – net	43	39
Interest rate swap gain	—	(51)
Stock based compensation	27	22
Donatelle contingent earn-out true-up	(14)	(12)
Other net (income) loss	(2)	16
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(88)	(213)
Inventories	(29)	(51)
Accounts payable	92	(19)
Other assets and liabilities, net	(64)	(5)
Cash provided by operating activities – continuing operations	$632	$151
Investing Activities
Capital expenditures	(178)	(172)
Proceeds and adjustments to proceeds from sales of businesses, net of cash divested	1,158	—
Other investing activities, net	9	7
Cash provided by (used for) investing activities – continuing operations	$989	$(165)
Financing Activities
Changes in short-term borrowings	(60)	—
Purchases of common stock and forward contracts	(275)	—
Proceeds from issuance of Company stock	107	4
Employee taxes paid for share-based payment arrangements	(22)	(22)
Distributions to noncontrolling interests	(11)	(5)
Dividends paid to stockholders	(163)	(343)
Other financing activities, net	(1)	(7)
Cash used for financing activities – continuing operations	$(425)	$(373)
Cash Flows from Discontinued Operations
Cash (used for) provided by operating activities – discontinued operations	(158)	540
Cash used for investing activities – discontinued operations	(6)	(193)
Cash used for financing activities – discontinued operations	(3)	(17)
Cash (used for) provided by discontinued operations	$(167)	$330
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	44
Increase (decrease) in cash, cash equivalents and restricted cash	$1,022	$(13)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	757	1,834
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	3	58
Cash, cash equivalents and restricted cash at beginning of period	$760	$1,892
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,782	1,817
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	62
Cash, cash equivalents and restricted cash at end of period	$1,782	$1,879
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended June 30, 2026 and 2025

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2025	$1	$47,761	$(23,665)	$(1,263)	$—	$434	$23,268
Net income	—	—	59	—	—	11	70
Other comprehensive income	—	—	—	500	—	7	507
Dividends ($2.46 per common share)	—	(343)	—	—	—	—	(343)
Stock-based compensation	—	20	—	—	—	—	20
Employee taxes paid for share-based payment arrangements	—	(6)	—	—	—	—	(6)
Balance at June 30, 2025	$1	$47,432	$(23,606)	$(763)	$—	$452	$23,516

Balance at March 31, 2026	$1	$38,852	$(24,201)	$(612)	$—	$198	$14,238
Net income	—	—	143	—	—	4	147
Other comprehensive loss	—	—	—	(41)	—	(1)	(42)
Dividends ($0.60 per common share)	—	(162)	—	—	—	—	(162)
Common stock issued/sold	—	23	—	—	—	—	23
Stock-based compensation	—	16	—	—	—	—	16
Employee taxes paid for share-based payment arrangements	—	(6)	—	—	—	—	(6)
Purchases of treasury stock	—	—	—	—	(220)	—	(220)
Excise tax on purchases of treasury stock	—	—	(2)	—	—	—	(2)
Retirement of treasury stock	—	—	(270)	—	270	—	—
Forward contracts for share repurchase	—	(55)	—	—	—	—	(55)
Settlement of forward contracts for share repurchase	—	50	—	—	(50)	—	—
Aramids Divestiture	—	—	—	37	—	(89)	(52)
Other	—	(8)	4	—	—	—	(4)
Balance at June 30, 2026	$1	$38,710	$(24,326)	$(616)	$—	$112	$13,881
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the six months ended June 30, 2026 and 2025

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1	$47,925	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(530)	—	—	19	(511)
Other comprehensive income	—	—	—	737	—	13	750
Dividends ($3.69 per common share)	—	(515)	—	—	—	—	(515)
Common stock issued/sold	—	4	—	—	—	—	4
Stock-based compensation	—	40	—	—	—	—	40
Employee taxes paid for share-based payment arrangements	—	(22)	—	—	—	—	$(22)
Distributions to non-controlling interests	—	—	—	—	—	(23)	(23)
Balance at June 30, 2025	$1	$47,432	$(23,606)	$(763)	$—	$452	$23,516

Balance at December 31, 2025	$1	$38,721	$(24,278)	$(525)	$—	$184	$14,103
Net income	—	—	304	—	—	7	311
Other comprehensive (loss) income	—	—	—	(128)	—	24	(104)
Dividends ($1.20 per common share)	—	(244)	—	—	—	—	(244)
Common stock issued/sold	—	107	—	—	—	—	107
Stock-based compensation	—	30	—	—	—	—	30
Employee taxes paid for share-based payment arrangements	—	(22)	—	—	—	—	$(22)
Distributions to non-controlling interests	—	—	—	—	—	(14)	(14)
Purchases of treasury stock	—	—	—	—	(220)	—	(220)
Excise tax on purchases of treasury stock	—	—	(2)	—	—	—	(2)
Retirement of treasury stock	—	—	(360)	—	360	—	—
Forward contracts for share repurchase	—	(55)	—	—	—	—	(55)
Settlement of forward contracts for share repurchase	—	140	—	—	(140)	—	—
Aramids Divestiture	—	—	—	37	—	(89)	(52)
Other	—	33	10	—	—	—	43
Balance at June 30, 2026	$1	$38,710	$(24,326)	$(616)	$—	$112	$13,881
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

Reverse Stock Split
On June 24, 2026, the Company effected a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3, and amended the Certificate of Incorporation to reflect a corresponding reduction in the number of authorized shares of the Company's common stock (the "Reverse Stock Split"). The authorized number of shares of common stock was reduced from approximately 1.7 billion shares to 556 million shares. Stockholders entitled to fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share and share-related information presented in these interim Consolidated Financial Statements have been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split and related impacts. The retroactive adjustments resulted in a reclassification of $3 million from "Common Stock" to "Additional paid-in capital" in the Balance Sheets for all periods presented.

Electronics Separation
On November 1, 2025 (the "Distribution Date"), the Company completed the Electronics Separation into an independent public company, Qnity Electronics, Inc. ("Qnity"), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the "Qnity Distribution"). As a result, the results of operations of the Electronics Business for the three and six months ended June 30, 2025, are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations. See Note 3 for more information.

Aramids Divestiture
On August 29, 2025, DuPont entered into a transaction agreement to sell the Company’s Aramids business (the "Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture") to Arclin, a portfolio company of an affiliate of TJC LP ("TJC"). The Company determined that the Aramids Business met the criteria to be classified as held for sale and that the sale represented a strategic shift that has had a major effect on the Company’s operations and results. As a result, the financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods. On April 1, 2026, DuPont closed the Aramids Divestiture. See Note 3 for more information.

Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of businesses divested or held for sale that meet the criteria of discontinued operations.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at June 30, 2026
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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") to modernize the accounting for internal-use software costs and improve operability of the guidance across different software development project stages. The amendments in ASU 2025-06 are effective for the Company’s 2028 annual and quarterly reports; however, early adoption is permitted. The amendments can be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of adopting this guidance.

In May 2026, the FASB issued Accounting Standards Update No. 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)" ("ASU 2026-02") to improve generally accepted accounting principles by providing specific authoritative guidance for environmental credits and environmental credit obligations. The amendments in ASU 2026-02 are effective for the Company’s 2028 annual and quarterly reports; however, early adoption is permitted as of the beginning of an annual reporting period. The amendments should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - DIVESTITURES
Aramids Divestiture
On April 1, 2026, DuPont completed the Aramids Divestiture to Arclin, a portfolio company of an affiliate of TJC, in a transaction for gross consideration of $1.8 billion. In accordance with the transaction agreement, at the closing of the Aramids Divestiture DuPont received pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, an interest bearing note receivable of $300 million (the "Aramids Note Receivable"), and acquired a common equity interest (the "Aramids Equity Consideration") of approximately 16 percent valued at $325 million in the New Arclin U.S. Holding Corp. ("Arclin"). Arclin holds the Arclin global materials business and the Aramids Business. The Company determined that the sale of the Aramids Business represented a strategic shift that has had a major effect on the Company’s operations and results.

The results of operations of the Aramids Divestiture are presented as discontinued operations as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net sales	$—	$339	$349	$675
Cost of sales	(17)	269	263	536
Research and development expenses	—	7	7	15
Selling, general and administrative expenses	—	18	9	35
Amortization of intangibles	—	16	—	32
Restructuring and asset related charges – net	—	—	4	2
Goodwill impairment charges	—	—	—	768
Acquisition, integration and separation costs	19	25	19	35
Equity in earnings of nonconsolidated affiliates	—	8	6	13
Sundry income (expense) – net	—	1	(3)	2
Gain on discontinued operations	(82)	—	(66)	—
Income (loss) from discontinued operations before income taxes	$80	$13	$116	$(733)
Provision for income taxes on discontinued operations	23	6	25	14
Income (loss) from discontinued operations, net of tax	$57	$7	$91	$(747)
Income from discontinued operations attributable to noncontrolling interests	—	1	—	1
Income (loss) from discontinued operations attributable to DuPont stockholders	$57	$6	$91	$(748)

As a result of the Aramids Divestiture, the Company incurred a total $378 million loss on the sale, which includes a $82 million gain recognized in the second quarter of 2026 when the carrying value of the Aramids Business’ disposal group was finalized. As part of the transaction, the Company initially recorded the 16 percent equity interest and the $300 million note receivable at fair values of $325 million and $183 million, respectively, which are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Aramids Equity Consideration fair value was determined using a contractually agreed-upon value per the transaction agreement. The fair value of the note receivable was determined using a market approach primarily based on current market interest rates for similar credit facilities and the duration of the note. The financial results of Arclin, subsequent to the transaction date, will be included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. Refer to Note 10 for additional information.

The following table summarizes the major classes of assets and liabilities of the Aramids Divestiture presented as discontinued operations at December 31, 2025:

In millions	December 31, 2025
Assets
Cash and cash equivalents	$3
Accounts and notes receivable – net	230
Inventories	453
Prepaid and other current assets	16
Property, plant and equipment – net	769
Other intangible assets	496
Investments and noncurrent receivables	201
Deferred income tax assets	4
Deferred charges and other assets	90
Valuation allowance to adjust assets to estimated fair value less costs to sell	(406)
Total assets of discontinued operations	$1,856
Liabilities
Accounts payable	$169
Income taxes payable	8
Accrued and other current liabilities	60
Deferred income tax liabilities	33
Pension and other post-employment benefits – noncurrent	5
Other noncurrent liabilities	39
Total liabilities of discontinued operations	$314

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

The results of operations of the Electronics Business are presented as discontinued operations as summarized below:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
In millions
Net sales	$1,170	$2,288
Cost of sales	628	1,212
Research and development expenses	84	163
Selling, general and administrative expenses	126	244
Amortization of intangibles	50	105
Restructuring and asset related charges – net	2	8
Acquisition, integration and separation costs	74	139
Equity in earnings of nonconsolidated affiliates	13	22
Sundry income (expense) - net	(3)	(3)
Income from discontinued operations before income taxes	$216	$436
Provision for income taxes on discontinued operations	8	101
Income from discontinued operations, net of tax	$208	$335
Income from discontinued operations attributable to noncontrolling interests	10	16
Income from discontinued operations attributable to DuPont stockholders	$198	$319
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
•Legacy Liabilities Assignment Agreement: The Legacy Liabilities Assignment Agreement provides that the Applicable Percentage (as defined in the Electronics Separation and Distribution Agreement) of any Legacy Liabilities (as defined in that certain Letter Agreement, dated as of June 1, 2019 (the "Letter Agreement"), by and between the Company (f/k/a DowDuPont Inc. ("DWDP")) and Corteva, Inc. (the "Corteva") and any funding obligations of the Company under that certain Memorandum of Understanding, dated as of January 22, 2021 (the "MOU"), by and among the Company, Corteva, E. I. du Pont de Nemours ("EIDP") and Company and The Chemours Company ("Chemours"), including with respect to the funding of the escrow account thereunder, will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). On December 2, 2025, the Company and Qnity determined and agreed, pursuant to the Electronics Separation and Distribution Agreement, that DuPont’s Applicable Percentage is 56 percent and Qnity’s is 44 percent. For more information on the Letter Agreement and the MOU, see the discussion in Note 13.

Indemnifications
In connection with the Qnity Distribution, Qnity and DuPont agreed to indemnify one another against certain litigation, environmental, income tax, and other liabilities. The Company has recognized the following indemnification assets and indemnification liabilities associated with Qnity:

Indemnification Assets and Liabilities Associated with Qnity
In millions	June 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$153	$159	Accounts and notes receivable — net
Long-term indemnification assets	298	248	Deferred charges and other assets
Total indemnification assets associated with Qnity	$451	$407
Current indemnification liabilities	$209	$199	Accrued and other current liabilities
Long-term indemnification liabilities	92	95	Other noncurrent obligations
Total indemnification liabilities associated with Qnity	$301	$294

Other Discontinued Operations Activity
The Company recorded a loss of $44 million and income of $46 million from discontinued operations, net of tax, and for the three months ended June 30, 2026 and 2025, respectively, and loss of $30 million and $615 million for the six months ended June 30, 2026 and 2025, respectively.

Discontinued operations activity consists of the following:

(Loss) Income from Discontinued Operations, Net of Tax	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Electronics Separation	$(1)	$208	$(9)	$335
Aramids Divestiture [1]	57	7	91	(747)
MOU activity, net [2]	(154)	(165)	(161)	(179)
Other indemnification activity - environmental and legal [3]	67	(2)	68	(21)
Tax related matters [4]	(10)	2	(9)	2
Other	(3)	(4)	(10)	(5)
(Loss) income from discontinued operations, net of tax [5]	$(44)	$46	$(30)	$(615)
1.The six months ended June 30, 2025 primarily reflects goodwill impairment charges of $768 million.
2.For additional information on activity relating to the MOU, refer to Note 13. The three and six months ended June 30, 2026 includes a charge related to the State of North Carolina legal matters discussed further in Note 13. The three and six months ended June 30, 2025 includes a charge related to the State of New Jersey legal matters discussed further in Note 13.
3.Primarily related to the DWDP Separation and Distribution Agreement, the Letter Agreement, and the Electronics Separation and Distribution Agreement. For additional information on these matters, refer to Note 13.
4.Amounts include tax indemnifications.
5.Amounts for the three and six months ended June 30, 2026 are presented net of tax benefit of $28 million and $43 million, respectively. The three and six months ended June 30, 2025 amounts are presented net of tax benefit of $22 million and net of tax provision of $79 million, respectively.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees, other contractual transaction payments, and certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. The Company recorded $7 million and $55 million in costs for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $105 million for the six months ended June 30, 2026 and 2025, respectively. In 2026, these costs were related to certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. In 2025, these costs were primarily related to preparations for the Electronics Separation and Aramids Divestiture.

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

The net trade revenue table below reflects the Q4 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Healthcare Technologies	$473	$444	$940	$863
Water Technologies	383	373	722	717
Healthcare & Water Technologies	$856	$817	$1,662	$1,580
Industrial Technologies	$538	$513	$1,042	$987
Building Technologies	425	419	796	794
Diversified Industrials	$963	$932	$1,838	$1,781
Total	$1,819	$1,749	$3,500	$3,361

Net Trade Revenue by Geographic Region	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
United States	$809	$820	$1,578	$1,566
EMEA [1]	404	373	789	726
Asia Pacific [2]	454	424	853	800
Other [3]	152	132	280	269
Total	$1,819	$1,749	$3,500	$3,361
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended June 30, 2026 and 2025 were $198 million and $184 million, respectively, while for the six months ended June 30, 2026 and 2025 net sales attributed to China/Hong Kong were $360 million and $341 million, respectively.
3.Other includes Latin America and Canada.

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

The Company’s contract balances consisted primarily of trade accounts receivable of $961 million at June 30, 2026 and $920 million at December 31, 2025 included in "Accounts and notes receivable – net" in the interim Condensed Consolidated Balance Sheets. Deferred revenue, current and noncurrent, were immaterial at June 30, 2026 and December 31, 2025.

Revenue recognized for the three and six months ended June 30, 2026 and 2025 from amounts included in contract liabilities at the beginning of the period was immaterial.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES – NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were a $3 million benefit and zero for the three months ended June 30, 2026 and June 30, 2025, respectively, and charges of $43 million and $39 million for the six months ended June 30, 2026 and June 30, 2025, respectively. These charges were recorded in "Restructuring and asset related (benefits) charges – net" in the interim Consolidated Statements of Operations. The total current liability related to restructuring programs was $57 million at June 30, 2026 and $44 million at December 31, 2025 and was recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The total noncurrent liability related to restructuring programs was $6 million at June 30, 2026 and was recorded in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheet. Restructuring activity primarily consists of the following programs:

2026 DuPont Restructuring Program
On February 13, 2026, the Company committed to a plan (the "2026 DuPont Restructuring Program") aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities. The Company currently anticipates incurring pre-tax restructuring and asset related charges of approximately $75 million starting in the first quarter of 2026 and continuing through 2028. The Company recorded pre-tax restructuring charges of $51 million inception-to-date, consisting of severance and related benefit costs of $50 million and $1 million of asset related charges.

The following table summarizes the charges incurred by segment related to the 2026 DuPont Restructuring Program:

2026 DuPont Restructuring Program (Benefits) Charges by Segment	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
In millions
Healthcare & Water Technologies	$—	$12
Diversified Industrial	(1)	13
Corporate	—	26
Total	$(1)	$51

The following table summarizes the activities related to the 2026 DuPont Restructuring Program:

2026 DuPont Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2025	$—	$—	$—
Restructuring charges	50	1	51
Adjustments against the reserve	—	(1)	(1)
Cash payments	(5)	—	(5)
Reserve balance at June 30, 2026	$45	$—	$45

Total current liabilities related to the 2026 DuPont Restructuring Program were $39 million at June 30, 2026 and were recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The total noncurrent liabilities related to the 2026 DuPont Restructuring Program were $6 million at June 30, 2026 and were recognized in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Transformational Separation-Related Restructuring Program is expected to result in total pre-tax restructuring charges from continuing operations of approximately $90 million incurred beginning in the first quarter of 2025 and is expected to be completed in 2026. The Company recorded pre-tax restructuring charges of $61 million inception-to-date, consisting of severance and related benefit costs of $50 million, $6 million of asset related charges and $5 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program (Benefits) Charges by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Healthcare & Water Technologies	$—	$—	$—	$6
Diversified Industrial	(2)	1	(4)	5
Corporate	—	1	(4)	30
Total	$(2)	$2	$(8)	$41

The following table summarizes the activities related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2025	$34	$—	$34
Restructuring charges	(2)	(6)	(8)
Adjustments against the reserve	—	6	6
Cash payments	(16)	—	(16)
Reserve balance at June 30, 2026	$16	$—	$16

Total liabilities related to the Transformational Separation-Related Restructuring Program were $16 million at June 30, 2026 and $34 million at December 31, 2025, respectively, and is recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) – Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Non-operating pension and other post-employment benefit (costs) credits	$(1)	$—	$(1)	$2
Interest income [1]	27	21	37	41
Foreign exchange gains (losses), net	4	(14)	14	(17)
Interest rate swap (loss) gain [2]	—	(27)	—	51
Donatelle contingent earn-out liability adjustment [3]	8	12	14	12
Miscellaneous income (expense)	4	(1)	14	2
Sundry income (expense) – net	$42	$(9)	$78	$91
1.The three and six months ended June 30, 2026 and 2025 includes non-cash interest income related to the $350 million Derby and for the three and six months ended June 30, 2026 includes $300 million Aramids related party notes receivable. Refer to Note 10 for further details.
2.The three and six months ended June 30, 2025 include the non-cash mark-to-market loss and gain, respectively, related to the 2022 Swaps (as defined below) and 2024 Swaps (as defined below), offset by the interest settlement loss on the 2022 Swaps. Refer to Note 17 for further details.
3.Refer to Note 18 for further details.

Cash, Cash Equivalents and Restricted Cash
"Cash, cash equivalents and restricted cash at end of period" in the interim Consolidated Statements of Cash Flows includes the following:

At June 30, 2026 and December 31, 2025, the Company had "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $1,740 million and $715 million, respectively.

At June 30, 2026 and December 31, 2025, the Company had "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $42 million, of which $38 million and $37 million, respectively, is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 13.

Within discontinued operations related to the Aramids Divestiture, the Company had $3 million within "Cash and cash equivalents" at December 31, 2025. Refer to Note 3 for further details.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $970 million at June 30, 2026 and $882 million at December 31, 2025. Accrued payroll, which is a component of "Accrued and other current liabilities", was $170 million at June 30, 2026 and $238 million at December 31, 2025. At June 30, 2026 and December 31, 2025, the balance includes approximately $368 million and $323 million related to accrued indemnified current liabilities associated with the Electronics Separation, MOU and environmental obligations and the Aramids Divestiture further discussed in Note 3 and Note 13. "Accrued and other current liabilities" also includes amounts accrued for certain litigation matters. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at June 30, 2026 and December 31, 2025.

Leases
The Company has leases in which it is the lessor, with the largest being a result of the Electronics Separation and the divestiture in 2021 of the Nutrition & Biosciences business to International Flavor & Fragrance Inc. ("IFF") in a Reverse Morris Trust transaction (the "N&B Transaction"). In connection with the Electronics Separation, N&B Transaction and divestiture in 2022 of the majority of the businesses comprising the historical Materials & Mobility segment to Celanese Corporation ("Celanese"), and the Aramids Divestiture to Arclin in 2026, DuPont entered into leasing arrangements with Qnity, IFF, Celanese and Arclin, whereby DuPont is leasing certain properties, including office spaces and R&D laboratories. These leases are classified as operating leases and lessor income and related expenses are not significant to the Company's interim Condensed Consolidated Balance Sheets or interim Consolidated Statements of Operations. Lease agreements where the Company is the lessor have final expirations through 2041.

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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2026 was 28.2 percent, compared with an effective tax rate of 69.2 percent for the second quarter of 2025. The decrease in the effective tax rate for 2026, compared with 2025, was primarily due to transaction-related items recognized in 2025. For the first six months of 2026, the effective tax rate on continuing operations was 23.7 percent, compared with 40.6 percent for the first six months of 2025. The decrease in the effective tax rate for 2026, compared with 2025, was primarily due to transaction-related items recognized in 2025.

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

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
On June 24, 2026, the Company effected the Reverse Stock Split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3, and amended the Certificate of Incorporation to reflect a corresponding reduction in the number of authorized shares of the Company's common stock. The Company's shares of outstanding common stock and earnings per share calculations have been retrospectively revised to reflect this change.

The following tables provide earnings per share calculations for the three and six months ended June 30, 2026 and 2025:

Net Income (Loss) for Earnings Per Share Calculations – Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Income from continuing operations, net of tax	$191	$24	$341	$104
Net income from continuing operations attributable to noncontrolling interests	4	—	7	2
Income from continuing operations attributable to common stockholders	$187	$24	$334	$102
(Loss) income from discontinued operations, net of tax	(44)	46	(30)	(615)
Net income from discontinued operations attributable to noncontrolling interests	—	11	—	17
(Loss) income from discontinued operations attributable to common stockholders, net of tax	$(44)	$35	$(30)	$(632)
Net income (loss) attributable to common stockholders	$143	$59	$304	$(530)

Earnings (Loss) Per Share Calculations – Basic	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2026	2025	2026	2025
Earnings from continuing operations attributable to common stockholders	$1.38	$0.17	$2.45	$0.73
(Loss) earnings from discontinued operations, net of tax	(0.32)	0.25	(0.22)	(4.53)
Earnings (loss) attributable to common stockholders [1]	$1.05	$0.42	$2.23	$(3.80)

Earnings (Loss) Per Share Calculations – Diluted	Three Months Ended June 30,		Six Months Ended June 30,
Dollars per share	2026	2025	2026	2025
Earnings from continuing operations attributable to common stockholders	$1.37	$0.17	$2.43	$0.73
(Loss) earnings from discontinued operations, net of tax	(0.32)	0.25	(0.22)	(4.52)
Earnings (loss) attributable to common stockholders [1]	$1.05	$0.42	$2.22	$(3.79)

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2026	2025	2026	2025
Weighted-average common shares – basic	135.9	139.6	136.3	139.6
Plus dilutive effect of equity compensation plans	0.9	0.3	0.9	0.3
Weighted-average common shares – diluted	136.8	139.9	137.2	139.9
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	0.3	0.9	0.2	0.8
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

NOTE 9 - INVENTORIES

In millions	June 30, 2026	December 31, 2025
Finished goods[1]	$710	$704
Work in process	235	219
Raw materials	184	166
Supplies	81	83
Total inventories	$1,210	$1,172
1.Finished goods are presented net of obsolete inventory.

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at June 30, 2026 and December 31, 2025 was $458 million and $111 million, respectively.

Sales to nonconsolidated affiliates represented less than 1 percent of total net sales for the three and six months ended June 30, 2026 and 2025. There were no purchases from nonconsolidated affiliates for the three and six months ended June 30, 2026 and 2025. The Company maintained an ownership interest in three nonconsolidated affiliates at June 30, 2026.

Arclin Equity Interest and Note Receivable
As a result of the Aramids divestiture which closed on April 1, 2026, the Company acquired approximately a 16 percent non-controlling equity interest in Arclin. As part of this transaction, DuPont received a note receivable of $300 million. The financial results of Arclin, subsequent to the transaction date, will be included in DuPont's Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. As such, no equity earnings of non-consolidated affiliates were recorded for the three and six months ended June 30, 2026. The amounts related to the Arclin equity interest will be recorded within Corporate. As of June 30, 2026, the carrying value of the equity interest was $325 million. Refer to Note 3 for further information.

For the three and six months ended June 30, 2026, the Company recognized non-cash interest income related to the Aramids Note Receivable of $5 million. This income was reported in "Sundry income (expense) – net" on the interim Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying value of the note receivable as of June 30, 2026 was $188 million, recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

Derby Equity Interest and Note Receivable
As a result of the Delrin® divestiture on November 1, 2023, the Company acquired a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC ("Derby"). As part of this transaction, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The financial results of Derby, subsequent to the transaction date, are included in DuPont's interim Consolidated Financial Statements with a three-month lag using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. The Company recorded a gain of $8 million for both the three months ended June 30, 2026 and 2025. The Company recorded a gain of $7 million and loss of $6 million for the six months ended June 30, 2026 and 2025, respectively. These gains and losses were reported in "Equity in earnings (losses) of nonconsolidated affiliates" in the interim Consolidated Statements of Operations. The amounts related to the Derby equity interest are recorded within Corporate. The carrying values of the equity interest as of June 30, 2026 and December 31, 2025 were $132 million and $111 million, respectively.

The Company recognized non-cash interest income related to the Derby Note Receivable of $8 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $15 million and $13 million for the six months ended June 30, 2026 and 2025, respectively. This income was reported in "Sundry income (expense) – net" on the interim Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of June 30, 2026 and December 31, 2025 were $297 million and $265 million, respectively, recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the six months ended June 30, 2026 were as follows:

In millions	Healthcare & Water Technologies	Diversified Industrials	Total
Balance at December 31, 2025	$4,399	$3,516	$7,915
Currency translation adjustment	(58)	(17)	(75)
Balance at June 30, 2026	$4,341	$3,499	$7,840

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$955	$(557)	$398	$1,004	$(574)	$430
Trademarks/tradenames	541	(317)	224	546	(305)	241
Customer-related	3,087	(1,344)	1,743	3,155	(1,315)	1,840
Other	31	(10)	21	31	(9)	22
Total other intangible assets with finite lives	$4,614	$(2,228)	$2,386	$4,736	$(2,203)	$2,533
Intangible assets with indefinite lives:
Trademarks/tradenames	$403	$—	$403	$403	$—	$403
Total other intangible assets	$403	$—	$403	$403	$—	$403
Total	$5,017	$(2,228)	$2,789	$5,139	$(2,203)	$2,936

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$135
2027	$257
2028	$234
2029	$216
2030	$208
2031	$208

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. If applicable, updates have been included below.

Commercial Paper
At June 30, 2026, the Company had no commercial paper outstanding. At December 31, 2025 the Company had $60 million outstanding of commercial paper. The weighted-average interest rate on the commercial paper was 3.95% at December 31, 2025.

Long-Term Debt
Long-term debt at June 30, 2026 and December 31, 2025 was $3,125 million and $3,134 million, respectively. At June 30, 2026 and December 31, 2025 the long-term debt balance included an unamortized basis adjustment of $34 million and $35 million related to the dedesignation of the Company's interest rate swap agreements. Additionally, the June 30, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $16 million and $4 million, respectively related to the 2022 Swaps. See Note 17 for additional information.

There is no long-term debt due within one year for both periods ending June 30, 2026 and December 31, 2025.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $477 million at June 30, 2026. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were approximately $105 million at June 30, 2026. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
In May 2026, the Company entered into a $750 million 364-day revolving credit facility (the "2026 $750 million Revolving Credit Facility"). Prior to entering the new facility, the Company held a $1 billion 364-day revolving credit facility that expired in May 2026. There were no drawdowns of either facility during the six month period ended June 30, 2026.

In May 2026, the Company entered into a $2 billion five-year revolving credit facility (the "2026 Five-Year Revolving Credit Facility"). Prior to entering the new facility, the Company held another $2 billion five-year revolving credit facility that was terminated when the 2026 Five-Year Revolving Credit Facility became effective. There were no drawdowns of either facility during the six month period ended June 30, 2026.

Supplier Financing
The Company and certain of its designated suppliers, at their sole discretion, participate in a supplier financing program with a financial institution serving as an intermediary. Under this program, the Company agrees to pay the financial institution the stated amount of confirmed invoices from its designated suppliers on the same terms and on the original maturity dates of the confirmed invoices, which have a weighted average payment term of approximately 140 days. The Company does not pay any annual subscription or service fee to the financial institution, nor does the Company reimburse its suppliers for any costs they incur to participate in the program. The Company’s obligations are not impacted by the suppliers’ decision to participate in this program. The Company or the financial institution may terminate the agreement upon at least 30 days notice.

The amount of invoices outstanding under the supplier financing programs as of June 30, 2026 and December 31, 2025 was $65 million and $63 million, respectively, and was recorded in "Accounts Payable" in the interim Condensed Consolidated Balance Sheets.

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

The Company has recognized the following indemnification assets and indemnification liabilities:

Indemnification Assets and Liabilities
In millions	June 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$217	$216	Accounts and notes receivable — net
Long-term indemnification assets	414	397	Deferred charges and other assets
Total indemnification assets	$631	$613
Current indemnification liabilities	$368	$323	Accrued and other current liabilities
Long-term indemnification liabilities	355	291	Other noncurrent obligations
Total indemnification liabilities	$723	$614

The indemnification assets above include the allocation of certain liabilities to Qnity based on Qnity's Applicable Percentage of 44 percent. See Note 3 for further information.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding ("MOU") between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the "Agreements") discussed below, are included in the balances above. Additionally, beginning in the second quarter of 2026, the Company recognized a liability, estimated in accordance with the MOU, related to the State of North Carolina matters discussed below. As of June 30, 2026, the balance of this liability was $125 million. Beginning in the second quarter of 2025, the Company recognized a liability, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below. As of June 30, 2026, the balance of this liability was $188 million.

Per-and Polyfluoroalkyl Substances ("PFAS") Stray Liabilities: Future Eligible PFAS Costs
On July 1, 2015, EIDP, a Corteva subsidiary since June 1, 2019, completed the separation of EIDP’s Performance Chemicals segment through the spin-off of Chemours (the "Chemours Separation") to holders of EIDP common stock (the "Chemours Separation Agreement"). On June 1, 2019, the Company completed the separation of its agriculture business through the spin-off of Corteva, including Corteva’s subsidiary EIDP.

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

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS out of pre-July 1, 2015 conduct ("eligible PFAS costs") until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion ("MOU limit") or (iii) a termination in accordance with the terms of the MOU. PFAS includes perfluorooctanoic acids and its ammonium salts ("PFOA").

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent by the Company and Corteva subject to the MOU limit of $2 billion. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At June 30, 2026, the Company had paid Qualified Spend of approximately $745 million against its portion of the $2 billion MOU limit. In August 2025, Chemours, Corteva and DuPont have agreed to count the net present value of the settlement under the proposed Judicial Consent Order with the State of New Jersey, as discussed further below, against the $4 billion MOU limit. In addition, the parties agreed that any related insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

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

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, at June 30, 2026 are reflected in "Restricted cash and cash equivalents" on the interim Condensed Consolidated Balance Sheets.

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

The Agreements provide that the Company and Corteva will each bear a certain percentage of the Indemnifiable Losses (as defined in the DWDP Separation and Distribution Agreement) rising from EIDP Stray Liabilities and that the percentage changes upon each company meeting its respective threshold of $150 million for PFAS Stray Liabilities and $200 million for EIDP Stray Liabilities. The agreements provide that when all thresholds are met, DuPont will bear 71 percent of Indemnifiable Losses related to EIDP Stray Liabilities and Corteva will bear 29 percent. All thresholds have been met at June 30, 2026. DuPont has accrued for future Indemnifiable Losses related to EIDP Stray Liabilities and Qualified Spend accordingly.

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

In connection with the MOU and the Agreements, the Company has recognized the following indemnification liabilities related to eligible PFAS costs and other associated litigation matters:

Indemnification Related Liabilities Associated with the MOU
In millions	June 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification liabilities	$64	$68	Accrued and other current liabilities
Long-term indemnification liabilities	153	117	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$217	$185
Current other litigation matters [2]	$102	$66	Accrued and other current liabilities
Noncurrent other litigation matters [2]	211	120	Other noncurrent obligations
Total liabilities accrued under the MOU	$530	$371
1.As of June 30, 2026 and December 31, 2025, total indemnification liabilities accrued include $165 million and $130 million, respectively, related to Chemours environmental remediation activities at their sites.
2.This includes amounts related to the State of New Jersey and State of North Carolina as of June 30, 2026 and amounts related to the State of New Jersey as of December 31, 2025. These matters are discussed further below.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of any funding obligations of the Company under the MOU will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). The Company has recognized the following indemnification assets associated with the MOU:

Indemnification Related Assets Associated with the MOU [1]
In millions	June 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$36	$35	Accounts and notes receivable — net
Long-term indemnification assets	52	40	Deferred charges and other assets
Total indemnification assets	$88	$75
Indemnification assets for current other litigation matters [2]	$38	$24	Accounts and notes receivable — net
Indemnification assets for noncurrent other litigation matters [2]	75	44	Deferred charges and other assets
Total indemnification assets associated with the MOU	$201	$143
1.Indemnification assets are calculated based on DuPont's after tax liability.
2.This includes amounts related to the State of New Jersey and State of North Carolina as of June 30, 2026 and amounts related to the State of New Jersey as of December 31, 2025. These matters are discussed further below.

In 2004, EIDP settled the Leach litigation, which allowed certain Ohio and West Virginia residents to pursue personal injury claims for six health conditions that an expert panel later found had a “probable link” to PFOA. Following those findings, approximately 3,550 lawsuits were consolidated in multi-district litigation in the Southern District of Ohio ("Ohio MDL") which Chemours and EIDP resolved in 2017 for $670 million.

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

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolved the State's claims relating to releases of PFAS in or into the State of Ohio from the companies' facilities and claims relating to the manufacture and sale of PFAS-containing products and the State of Ohio's claims related to AFFF (as defined below). As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State of Ohio has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont's share of the settlement was approximately $39 million. In the fourth quarter of 2025, DuPont, Chemours and Corteva agreed to pay 80 percent of the settlement of which DuPont's portion was approximately $32 million and the remaining $7 million was paid in April 2026.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. The Company’s portion of the Supplemental Payment, in accordance to the terms of the MOU, is $9 million which was accrued for as of December 31, 2025. The Supplemental Payment conditions were met with the payment of 80 percent of the November 2023 settlement with the State of Ohio and DuPont paid its portion of the Supplemental Payment in January 2026.

As of June 30, 2026, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain PFAS liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible PFAS costs presented by the following matters will be shared in accordance with the MOU between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of PFAS-containing aqueous film-forming foams ("AFFF") were filed against EIDP and Chemours and companies such as 3M Company that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the "AFFF MDL") captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina (the "SC Court"). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the AFFF MDL include, among others, water districts, individuals and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DWDP separation.

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

At June 30, 2026, there are approximately 12,400 personal injury cases filed in the AFFF MDL. Many of the personal injury cases have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. The Company will continue to review the docket and will move to dismiss claims that do not allege one of the identified health conditions. The Company also continues to engage in discussions with a mediator in connection with these cases.

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

State of New Jersey
In August 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to dense non-aqueous phase liquids, chemical solvents, and PFAS. Subject to approval from the Federal District Court of New Jersey (Camden) (the "NJ Court"), the NJ Settlement will also resolve legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the MOU. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. For the three months ended June 30, 2026, the net present value of the Company's share of the $311 million aggregate cash payment was $188 million and was reflected as a liability in the interim Condensed Consolidated Balance Sheets. DuPont has recorded interest accretion of $2 million for the three and six months ended June 30, 2026. The first of the scheduled annual payments will be due within 30 days of the date the Judicial Consent Order is entered by the NJ Court. At June 30, 2026, $68 million was recorded in "Accrued and other current liabilities" and the remaining $120 million was recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The Company intends to utilize the $35 million within the MOU Escrow Account for the first settlement payment in 2026. The parties have the right to prepay settlement amounts at the discount rate set forth in the NJ Settlement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

The NJ Settlement was subject to a public notice and comment period which closed on November 1, 2025. At a hearing on January 7, 2026, the State of New Jersey moved for the final approval of the settlement. The NJ Court requested that the State of New Jersey provide additional information regarding the settlement, including its intended use of the proceeds. After additional submissions by the State and the parties, including a July 6, 2026 filing, the Court is expected to enter its final order.

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

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of the funding obligations related to the NJ Settlement will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

State of North Carolina and Municipalities
The Company, together with Chemours and Corteva/EIDP, is a defendant in litigation brought by the Attorney General of the State of North Carolina and certain municipalities in the vicinity of the Fayetteville Works site. These actions generally claim damages arising from alleged PFAS-related emissions and seek various forms of monetary, equitable, and other relief. As of June 30, 2026, a $125 million accrual was established in connection with these matters. Accordingly, DuPont has recorded a pre-tax charge of $125 million reflected as discontinued operations for the three and six months ended June 30, 2026 in the interim Consolidated Statement of Operations. Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of the funding obligations related to these matters will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

Other Matters
In April 2021, a historic DuPont Dutch subsidiary and the Dutch entities of Chemours and Corteva, received a civil summons issued by the Court of Rotterdam in the Netherlands (the "Rotterdam Court") on behalf of four municipalities neighboring the Chemours Dordrecht facility. The municipalities were seeking liability declarations relating to the Dordrecht site’s then-current and historical PFAS operations and emissions. On September 27, 2023, the Rotterdam Court determined that the defendants were liable to the municipalities for (i) PFOA emissions between July 1, 1984 to March 1, 1998 and (ii) removal costs if deposited emissions on the municipalities' land infringes the applicable municipalities' property rights by an objective standard. Chemours entered into a Letter of Intent ("LOI") with the municipalities on June 28, 2024, that included the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplated the possibility of settling the court dispute, however those discussions are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. As of June 30, 2026, an accrual was recorded for the Company's estimated portion of the loss associated with this matter.

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

While management believes it has appropriately estimated the liability associated with eligible PFAS matters and Indemnifiable Losses as of the date of this Quarterly Report on Form 10-Q, it is reasonably possible that the Company could incur additional eligible PFAS costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with PFAS matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at June 30, 2026. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU.

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek large amounts of damages. As of June 30, 2026, the Company has liabilities of $15 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period. In one such matter, the Company has incurred defense costs of approximately $8 million and $11 million for the three and six months ended June 30, 2026 related to a large docket of personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment.

Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies.

The NJ Settlement obligates the companies to continue to undertake remediation at the four sites (Chambers Works, Parlin, Pompton Lakes and Repauno), which will be determined in accordance with applicable law. DuPont is the primary responsible party for the Parlin site and established an accrual related to the Parlin site’s remediation obligations in connection with the DWDP merger and separation and does not anticipate recording additional charges for these remediation activities at this time. However, as part of the NJ Settlement, the companies have agreed to a binding third party review process of the remedial funding source ("RFS") for each of the four sites (in the form of surety bond or similar financial instrument) to ensure available funds for future remediation at the sites, with DuPont responsible for the RFS at the Parlin site. This review process could result in additional remediation, and an increase to any of the four RFS, including for the Parlin site, which could result in future changes to the Company’s environmental reserve estimates.

In addition, DuPont and Corteva will establish a reserve fund in the amount of $475 million (the "Reserve Fund") to be funded (in the form of surety bond or similar financial instrument) in accordance with the sharing percentages in the Letter Agreement entered between the parties in 2019. The Reserve Fund is further financial security, separate from and secondary to the RFS, which will be accessible only in the event the RFS for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

At June 30, 2026, the Company had accrued obligations of $291 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	June 30, 2026	December 31, 2025	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$29	$32	$111

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow, Corteva, and Qnity [2]	90	87	159
MOU related obligations (discussed above) [3]	169	134	65
Other environmental indemnifications	3	—	3
Total environmental related liabilities	$291	$253	$338
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of June 30, 2026.
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

NOTE 14 - STOCKHOLDERS' EQUITY
On June 24, 2026, the Company effected a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3. All comparable periods presented have been retrospectively revised to reflect this change.

Share Repurchase Program
In November 2025, the Company's Board of Directors approved a new share repurchase authorization of up to $2 billion of common stock (the "$2B Authorization").

In the fourth quarter of 2025, DuPont entered into an accelerated share repurchase ("ASR") agreement with one counterparty for the repurchase of approximately $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, and the counterparty was required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 3.4 million shares of DuPont common stock, which were retired immediately and recorded as an increase of $400 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in delivery of approximately 0.7 million shares of additional DuPont common stock, which were retired immediately and recorded as an increase of $90 million to "Accumulated Deficit" in the Consolidated Statements of Equity. In total, the Company repurchased 4.1 million shares at an average price of $122.66 per share under the Q4 2025 ASR Transaction.

In May 2026, DuPont entered into an ASR agreement with one counterparty for the repurchase of approximately $275 million of common stock ("Q2 2026 ASR Transaction"). DuPont paid an aggregate of $275 million to the counterparty, and the counterparty was required to deliver a variable number of shares to the Company. Within the same month, the Q2 2026 ASR Transaction was completed. The Q2 2026 ASR Transaction resulted in delivery of approximately 1.8 million shares of DuPont common stock, at an average price of $148.91 per share, which were retired immediately and recorded as an increase of $270 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive income (loss) before reclassifications	831	(12)	(79)	740
Amounts reclassified from accumulated other comprehensive loss	—	(3)	—	(3)
Net other comprehensive income (loss)	$831	$(15)	$(79)	$737
Balance at June 30, 2025	$(662)	$(130)	$29	$(763)
2026
Balance at January 1, 2026	$(437)	$(125)	$37	$(525)
Other comprehensive (loss) income before reclassifications	(150)	6	15	(129)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Aramids Divestiture reclassification adjustment	43	(6)	—	37
Net other comprehensive (loss) income	$(107)	$1	$15	$(91)
Balance at June 30, 2026	$(544)	$(124)	$52	$(616)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three and six months ended June 30, 2026 and 2025.

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

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs for All Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Service cost [1]	$2	$3	$5	$8
Interest cost [2]	17	$21	35	41
Expected return on plan assets [3]	(16)	$(23)	(33)	(45)
Amortization of prior service credit [4]	—	$—	(1)	(1)
Amortization of unrecognized net loss [5]	—	$1	—	1
Net periodic benefit costs – Total	$3	$2	$6	$4
Less: Net periodic benefit costs – Discontinued operations	—	1	—	2
Net periodic benefit costs – Continuing operations	$3	$1	$6	$2
1.The service cost from continuing operations was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, compared with zero and $3 million for the three and six months ended June 30, 2025.
2. The interest cost from continuing operations was $17 million and $35 million for the three and six months ended June 30, 2026, respectively, compared with $15 million and $30 million for the three and six months ended June 30, 2025, respectively.
3. The expected return on plan assets from continuing operations was $16 million and $33 million for the three and six months ended June 30, 2026, respectively, compared with $17 million and $33 million for the three and six months ended June 30, 2025, respectively.
4. The amortization of prior service credit from continuing operations was zero and $1 million for the three and six months ended June 30, 2026, respectively. No comparable amortization of prior service credit from continuing operations was recognized in the corresponding 2025 periods.
5. The amortization of unrecognized net loss from continuing operations was zero and less than $1 million for the three and six months ended June 30, 2026, respectively, compared with $1 million for the three and six months ended June 30, 2025.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $31 million by year-end 2026.

NOTE 16 - STOCK-BASED COMPENSATION
On June 24, 2026, the Company effected a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3. All comparable periods presented have been retrospectively revised to reflect this change.

A summary of the Company's stock-based compensation plans can be found in Note 20 to the Consolidated Financial Statements included in the Company's 2025 Annual Report.

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the 2020 EIP, a maximum of 10 million shares of common stock are available for award as of June 30, 2026.

The following table summarizes share-based compensation expense and related expenses (benefits):

Share-Based Compensation Expenses (Benefits)	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Share-based compensation expense	$14	$15	$27	$22
Income tax benefits	$(3)	$(4)	$(6)	$(5)
Share-based compensation expense - Restructuring [1]	$—	$1	$—	$9
1. Recorded in "Restructuring and asset related (benefits) charges – net" in the interim Consolidated Statements of Operations. Refer to Note 5 for further information.

In the first quarter of 2026, the Company granted 0.2 million RSUs and 0.3 million performance-based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $151.23 per RSU and $142.86 per PSU.

There was minimal grant activity in the second quarter of 2026.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	June 30, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$679	$—	$—	$679	$100	$—	$—	$100
Restricted cash equivalents [1]	42	—	—	42	42	—	—	42
Total cash and restricted cash equivalents	$721	$—	$—	$721	$142	$—	$—	$142
Long-term debt including debt due within one year [2]	$(3,125)	$78	$(74)	$(3,121)	$(3,134)	$52	$(99)	$(3,181)
Derivatives relating to:
Net investment hedge [3]	$—	$66	$—	$66	$—	$46	$—	$46
Foreign currency [4,5]	—	9	(6)	3	—	—	(10)	(10)
Interest rate swap agreements [6]	—	—	(54)	(54)	—	—	(42)	(42)
Total derivatives	$—	$75	$(60)	$15	$—	$46	$(52)	$(6)
1.Refer to Note 6 and Note 13 for more information on Restricted cash equivalents.
2.At June 30, 2026 and December 31, 2025, the balance included an unamortized basis adjustment of $34 million and $35 million, respectively related to the 2022 Swaps, discussed below. Additionally, the June 30, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $16 million and $4 million, respectively related to the 2022 Swaps discussed below. The fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2026	December 31, 2025
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements [1]	774	774
Derivatives not designated as hedging instruments:
Foreign currency contracts [2]	$378	$1,014
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

Interest Rate Swap Agreements
In the second quarter of 2022, the Company entered into fixed-to-floating interest rate swap agreements (the "2022 Swaps") with an aggregate notional principal amount totaling $1 billion to hedge changes in the fair value of the Company’s fixed-rate notes due 2038 attributable to interest rate change movements. These swaps convert interest on the hedged portion of the 2038 Notes to a floating rate based on the Secured Overnight Financing Rate through November 2032. The 2022 Swaps expire on November 15, 2032 and are carried at fair value. The 2022 Swaps, including their dedesignation events, settlements and subsequent redesignation, are discussed in detail in Note 21 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report.

As of June 30, 2026 and December 31, 2025, the 2022 Swaps are the Company's only outstanding interest rate swaps. Changes in the fair value of the hedging instruments and the hedged portion of the debt attributable to changes in the benchmark interest rate are recorded in "Interest expense" in the interim Consolidated Statements of Operations. The hedging instrument is presented at fair value within "Other noncurrent obligations", with accrued interest presented in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations, was a gain of $3 million and $15 million for the three months ended June 30, 2026 and 2025, respectively. There was a gain of $12 million and $18 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Rate Swap Agreements
The 2022 Swaps, including their original terms, dedesignation events, settlements and subsequent redesignation and the Company's 2024 interest rate swap agreements ("2024 Swaps"), including their original terms, settlements and mandatory early termination are discussed in detail in Note 21 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report. During periods when the 2022 Swaps and the 2024 Swaps were not designated in a qualifying hedge relationship, changes in fair value and net interest settlements were recorded in "Sundry income (expense) – net."

Gains and losses related to interest rate swaps not designated as hedges, including the 2024 Swaps and the non‑designated periods of the 2022 Swaps, were recorded in "Sundry income (expense) – net" in the interim Consolidated Statements of Operations. The Company recognized a loss of $27 million and a gain of $51 million for the three and six months ended June 30, 2025.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	June 30, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$721	$142
Derivatives relating to: [2]
Net investment hedge	66	46
Foreign currency contracts [3]	12	2
Total assets at fair value	$799	$190
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	54	42
Foreign currency contracts [3]	9	12
Total liabilities at fair value	$63	$54
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $42 million at June 30, 2026 and December 31, 2025 are deposited in money market funds and represent Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $3 million and zero respectively, for both assets and liabilities as of June 30, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for both assets and liabilities as of December 31, 2025.

As part of the acquisition (the "Donatelle Acquisition") of Donatelle Plastics, LLC ("Donatelle"), the purchase agreement includes annual contingent earn-out payments based upon customer-specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. During the three and six months ended June 30, 2026, the Company recognized an adjustment of approximately $8 million and $14 million to reflect the latest developments in the future achievement of the customer specific revenue being earned.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	June 30, 2026	December 31, 2025
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$7	$21
Total liabilities at fair value	$7	$21

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

The costs of the Aramids Business and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Aramids Business and Electronics Business, do not meet the criteria for discontinued operations and are reported within continuing operations. A portion of these indirect costs include costs related to activities the Company has undertaken or will undertake following the closing of each of the Aramids Divestiture and Electronics Separation, and for which it has been or will be reimbursed ("Future Reimbursable Indirect Costs"). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA (as defined below). The remaining portion of these indirect costs are not subject to future reimbursement ("Stranded Costs"). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM"), the Chief Executive Officer, assesses performance and allocates resources. The CODM utilizes Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Operating EBITDA as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / OPEB benefits / charges, and foreign exchange gains / losses, excluding Future Reimbursable Indirect Costs, environmental remediation costs, including certain investigate, remediate and restoration costs, associated with discontinued or divested operations, businesses or product lines ("Corporate DDOB Remediation Costs"), and is adjusted for significant items. Reconciliations of these measures are provided on the following pages.

The information below reflects segment structure as of June 30, 2026.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended June 30,
	2026		2025
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$856	$963	$817	$932
Less [1]:
Cost of sales	$524	$642	$505	$626
Selling, general and administrative expenses	102	126	87	118
Research and development expenses	19	23	22	25
Amortization of intangibles & other segment items [2]	43	24	48	26
Add:
Equity in earnings (loss) of nonconsolidated affiliates	$1	$—	$—	$—
Depreciation and amortization [3]	89	65	93	62
Segment operating EBITDA	$258	$213	$248	$199

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Six Months Ended June 30,
	2026		2025
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$1,662	$1,838	$1,580	$1,781
Less [1]:
Cost of sales	$1,020	$1,213	$983	$1,194
Selling, general and administrative expenses	195	242	172	224
Research and development expenses	41	51	42	48
Amortization of intangibles & other segment items [2]	86	48	97	52
Add:
Equity in earnings (loss) of nonconsolidated affiliates	$2	$(1)	$—	$—
Depreciation and amortization [3]	180	130	185	121
Segment operating EBITDA	$502	$413	$471	$384
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

Total reportable segment net sales are $1,819 million and $1,749 million for the three months ended June 30, 2026 and 2025, respectively and $3,500 million and $3,361 million for the six months ended June 30, 2026, and 2025, respectively.

Reconciliation of Segment Operating EBITDA to Income from Continuing Operations Before Income Taxes		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2026	2025	2026	2025
Healthcare & Water Technologies Segment Operating EBITDA		$258	$248	$502	$471
Diversified Industrials Segment Operating EBITDA		213	199	413	384
Total segment operating EBITDA		$471	$447	$915	$855
+	Corporate Operating EBITDA [1]	$(23)	$(24)	$(53)	$(72)
-	Depreciation and amortization	154	166	309	326
+	Interest income [2]	24	18	34	35
-	Interest expense [3]	41	84	81	166
+	Non-operating pension/OPEB benefit (costs) credits	(1)	—	(1)	2
+	Foreign exchange gain (losses), net	4	(14)	14	(17)
-	Future Reimbursable Indirect Costs	—	25	8	50
-	Corporate DDOB Remediation Costs	6	2	10	5
+	Significant items charge	(8)	(72)	(54)	(81)
Income from continuing operations before income taxes		$266	$78	$447	$175
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby related to the Delrin® divestiture and other costs not absorbed by reportable segments.
2.The three and six months ended June 30, 2026 and 2025 excludes accrued interest income earned on employee retention credits. Refer to details of significant items below.
3.The six months ended June 30, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2026	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related benefits – net [1]	$—	$3	$—	$3
Acquisition, integration and separation costs [2]	—	—	(7)	(7)
Other benefits (credits), net [3]	1	(8)	3	(4)
Total	$1	$(5)	$(4)	$(8)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Includes certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture.
3. Includes legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($7 million pre-tax cost), and legal costs associated with personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment ($8 million pre-tax cost), offset by a benefit related to an adjustment within Healthcare & Water Technologies of the Donatelle contingent earn-out liability ($8 million pre-tax benefit) and accrued interest earned on employee retention credits ($3 million pre-tax benefit).

Significant Items by Segment for the Three Months Ended June 30, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related (charges) benefits – net [1]	$—	$(2)	$2	$—
Acquisition, integration and separation costs [2]	—	—	(55)	(55)
Interest rate swap mark-to-market loss [3]	—	—	(27)	(27)
Other benefits (credits), net [4]	7	—	3	10
Total	$7	$(2)	$(77)	$(72)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. Includes the non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. Refer to Note 17 for further details.
4. Reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($12 million pre-tax benefit) and accrued interest earned on employee retention credits ($3 million pre-tax benefit), offset by legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($5 million pre-tax cost).

Significant Items by Segment for the Six Months Ended June 30, 2026	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges – net [1]	$(12)	$(9)	$(22)	$(43)
Acquisition, integration and separation costs [2]	—	—	(7)	(7)
Other benefits (credits), net [3]	4	(11)	3	(4)
Total	$(8)	$(20)	$(26)	$(54)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Includes certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture.
3. Includes legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($10 million pre-tax cost), and legal costs associated with personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment ($11 million pre-tax cost), offset by a benefit related to an adjustment within Healthcare & Water Technologies of the Donatelle contingent earn-out liability ($14 million pre-tax benefit) and accrued interest earned on employee retention credits ($3 million pre-tax benefit).

Significant Items by Segment for the Six Months Ended June 30, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges – net [1]	$(6)	$(6)	$(27)	$(39)
Acquisition, integration and separation costs [2]	1	—	(106)	(105)
Interest rate swap mark-to-market gain [3]	—	—	50	50
Other benefits (credits), net [4]	7	—	6	13
Total	$2	$(6)	$(77)	$(81)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2.Acquisition, integration and separation costs related primarily to the Electronics Separation.
3. Includes the non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps offset by the interest settlement loss on the 2022 Swaps. The six months ended June 30, 2025 also includes basis amortization on the 2022 Swaps ($1 million pre-tax, reflected in "Interest expense" within the interim Consolidated Statements of Operations). Refer to Note 17 for further details.
4. Reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($12 million pre-tax benefit) and accrued interest earned on employee retention credits ($6 million pre-tax benefit), offset by legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($5 million pre-tax cost).

Segment and Corporate Information	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
As of June 30, 2026
Assets of continuing operations	$9,319	$6,939	$4,803	$21,061
Investment in nonconsolidated affiliates	1	—	457	458
As of December 31, 2025
Assets of continuing operations	$9,463	$7,512	$2,744	$19,719
Investment in nonconsolidated affiliates	—	—	111	111

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Healthcare & Water Technologies	$34	$31	$63	$53
Diversified Industrials	37	40	71	62
Segment totals	$71	$71	$134	$115
Accrual to cash adjustment [1]	5	(21)	44	57
Total	$76	$50	$178	$172
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 20 - SUBSEQUENT EVENTS
On August 4, 2026, the Company announced that it expects to repurchase $250 million, in aggregate, of common stock under the $2B Authorization during the third quarter of 2026.

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

As of June 30, 2026, the Company had $2.9 billion of working capital and approximately $1.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are material historical transactions and recent developments impacting this Quarterly Report on Form 10-Q.

Aramids Divestiture
On April 1, 2026, DuPont completed the sale of the Aramids business (the "Aramids Divestiture") to Arclin, a portfolio company of an affiliate of TJC LP, ("TJC"), in return for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million (the "Aramids Note Receivable") and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million in the New Arclin U.S. Holding Corp ("Arclin") that holds the Arclin global materials business and the Aramids business being divested. The financial results of the Aramids divested business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

Electronics Separation
On November 1, 2025, the Company completed the separation of its semiconductor and interconnect solutions businesses, (the "Electronics Business" and the separation of the Electronics Business, the "Electronics Separation") into an independent public company, Qnity Electronics, Inc. ("Qnity"), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the "Qnity Distribution"). As a result, the results of operations of the Electronics Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations for all periods.

Recent Developments
Reverse Stock Split
On May 26, 2026, DuPont’s Board of Directors (the "Board of Directors"), announced a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3, as approved by shareholders, and amended the Certificate of Incorporation to reflect a corresponding reduction in the number of authorized shares of the Company's common stock (the "Reverse Stock Split"). The Reverse Stock Split became effective on June 24, 2026. All share and share-related information presented in these interim Consolidated Financial Statements have been retroactively adjusted in all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split and related impacts.

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

See Part II, Item 1A. Risk Factors for additional information.

International Emergency Economic Powers Act Tariffs
In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act, and the collecting agency subsequently ceased assessing those tariffs. While a refund process has been established, the ruling remains subject to further appeal by the U.S. government. Through June 30, 2026, the Company began to receive refunds and was notified the U.S. Treasury approved payment for the first phase of claim submissions, which did not have a material impact on the Company’s results of continuing operations. Further, in accordance with the Electronics Tax Matters Agreement, the Company shares with Qnity 44 percent of the refunds related to tariffs paid prior to November 1, 2025. The Company continues to monitor developments related to the ruling, the ultimate outcome of which could affect future results.

Dividends
On April 15, 2026, the Board of Directors declared a second quarter 2026 dividend of $0.60 per share, retrospectively adjusted for the Reverse Stock Split, which was paid on May 29, 2026 to shareholders of record on May 15, 2026.

On June 24, 2026, the Board of Directors declared a third quarter 2026 dividend of $0.60 per share, which is payable on September 15, 2026 to shareholders of record on August 31, 2026.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company’s Board of Directors.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net sales	$1,819	$1,749	$3,500	$3,361

The following table summarizes sales variances by segment from the prior year:

Sales Variances by Segment
Percentage change from prior year	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Organic Sales [1]	Currency	Portfolio & Other	Total	Organic Sales [1]	Currency	Portfolio & Other	Total
Healthcare & Water Technologies	4%	1%	—%	5%	3%	2%	—%	5%
Diversified Industrials	3	—	—	3	2	1	—	3
Total	4%	—%	—%	4%	3%	1%	—%	4%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

The Company reported net sales for the three months ended June 30, 2026 of $1.8 billion, up 4 percent from $1.7 billion for the three months ended June 30, 2025, due to a 4 percent increase in organic sales. Organic sales increased in Healthcare & Water Technologies (up 4 percent) and Diversified Industrials (up 3 percent).

The Company reported net sales for the six months ended June 30, 2026 of $3.5 billion, up 4 percent from $3.4 billion for the six months ended June 30, 2025, due to a 3 percent increase in organic sales and a 1 percent favorable currency impact. Organic sales increased in Healthcare & Water Technologies (up 3 percent) and Diversified Industrials (up 2 percent). The currency impact was primarily driven by the weakening of the U.S. dollar compared to the Euro.

Cost of Sales
Cost of sales was $1.2 billion for the three months ended June 30, 2026, up slightly from $1.1 billion for the three months ended June 30, 2025. Cost of sales for the three months ended June 30, 2026 primarily reflects increased sales volume.

Cost of sales as a percentage of net sales was consistent at 65 percent for the three months ended June 30, 2026 and 2025.

Cost of sales was $2.3 billion for the six months ended June 30, 2026, slightly up from $2.2 billion and June 30, 2025. Cost of sales for the six months ended June 30, 2026 primarily reflects increased sales volume and productivity initiatives.

Cost of sales as a percentage of net sales was 65 percent and 66 percent for the six months ended June 30, 2026 and 2025, respectively.

Research and Development Expenses ("R&D")
R&D expenses totaled $42 million in the second quarter of 2026, down from $53 million in the second quarter of 2025. R&D as a percentage of net sales for the three months ended June 30, 2026 was relatively consistent at 2 percent compared with 3 percent for the three months ended June 30, 2025.

R&D expenses totaled $89 million in the first six months of 2026, down from $103 million in the first six months of 2025. R&D as a percentage of net sales was consistent period over period at 3 percent for the six months ended June 30, 2026 and 2025.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $269 million in the second quarter of 2026, slightly up from $262 million in the second quarter of 2025. SG&A as a percentage of net sales was consistent period over period at 15 percent for the three months ended June 30, 2026 and 2025.

For the first six months of 2026, SG&A expenses were $524 million, up from $496 million in the first six months of 2025. SG&A as a percentage of net sales was consistent period over period at 15 percent for the six months ended June 30, 2026 and 2025.

Amortization of Intangibles
Amortization of intangibles was $68 million in the second quarter of 2026, down from $74 million in the second quarter of 2025. In the first six months of 2026, amortization of intangibles was $136 million, down from $149 million in the same period of the prior year. The decrease for the three and six months ended June 30, 2026 as compared with the same periods of the prior year was primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related (Benefits) Charges - Net
Restructuring and asset related (benefits) charges – net were $3 million of benefits and $43 million of charges for the three and six months ended June 30, 2026, respectively, primarily reflecting activity related to the 2026 DuPont Restructuring Program. Comparatively, Restructuring and asset related (benefits) charges – net for the first six months of 2025 were $39 million, primarily reflecting charges related to the Transformational Separation-Related Restructuring Program during the first quarter of 2025. See Note 5 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees, other contractual transaction payments and certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. The Company recorded $7 million in costs for the three and six months ended June 30, 2026, primarily related to costs to achieve cost savings targets following the Aramids Divestiture and Electronics Separation. Comparatively, the Company recorded $55 million and $105 million in costs for the three and six months ended June 30, 2025, respectively, which were primarily related to preparations for the Electronics Separation and Aramids Divestiture.

Equity in Earnings (Loss) of Nonconsolidated Affiliates
The Company's share of earnings from nonconsolidated affiliates was flat at $9 million for the three months ended June 30, 2026 and 2025. In the first six months of 2026, the Company's share of earnings of nonconsolidated affiliates was $8 million. The Company's share of loss of nonconsolidated affiliates was $6 million first six months of 2025. The increase in earnings of nonconsolidated affiliates over the six month periods was primarily driven by higher equity earnings from Derby in the first six months of 2026 compared to 2025. See Note 10 to the interim Consolidated Financial Statements for additional information.

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

Sundry income (expense) – net in the second quarter of 2026 was income of $42 million compared with expense of $9 million in the second quarter of 2025. The increase in income was primarily driven by the absence of a non-cash mark-to-market loss related to the 2022 Swaps and 2024 Swaps, as well as foreign exchange gains in 2026 compared to losses in the prior-year period. Sundry income (expense) - net for the first six months of 2026 was income of $78 million, compared with income of $91 million in the first six months of 2025. The decrease was primarily driven by the absence of a non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps, offset by a foreign exchange gains in 2026 compared to losses in the prior-year period. See Notes 6 and 17 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $41 million and $84 million for the three months ended June 30, 2026 and 2025, respectively, and $81 million and $167 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest expense from the prior year for both periods is primarily due to the changes in capital structure during 2025 as a result of the Electronics Separation, partially offset by a reduction in capitalized interest and interest expense from the interest rate swap.

Provision for Income Taxes on Continuing Operations
The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The effective tax rate on continuing operations for the second quarter of 2026 was 28.2 percent, compared with an effective tax rate of 69.2 percent for the second quarter of 2025. The decrease in the effective tax rate for 2026, compared with 2025, was primarily due to transaction-related items recognized in 2025. For the first six months of 2026, the effective tax rate on continuing operations was 23.7 percent, compared with 40.6 percent for the first six months of 2025. The decrease in the effective tax rate for 2026, compared with 2025, was primarily due to transaction-related items recognized in 2025.

SEGMENT RESULTS
The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the Company's chief operating decision maker ("CODM") assesses performance and allocates resources. The Company defines Operating EBITDA as earnings (i.e., "Income from continuing operations before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits ("OPEB") / charges, and foreign exchange gains / losses, excluding costs related to activities the Company will or continues to undertake post-closing of the Aramids Divestiture and Electronics Separation, and for which it is or will be reimbursed ("Future Reimbursable Indirect Costs"), environmental remediation costs, including certain investigate, remediate and restoration costs, associated with discontinued or divested operations, businesses or product lines ("Corporate DDOB Remediation Costs"), and is adjusted for significant items.

Healthcare & Water Technologies

Healthcare & Water Technologies	Three Months Ended		Six Months Ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$856	$817	$1,662	$1,580
Operating EBITDA	$258	$248	$502	$471
Equity in earnings of nonconsolidated affiliates	$1	$—	$2	$—

Healthcare & Water Technologies	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2026	June 30, 2026
Change in Net Sales from Prior Period due to:
Organic Sales[1]	4%	3%
Currency	1	2
Portfolio & other	—	—
Total	5%	5%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Healthcare & Water Technologies net sales were $856 million for the three months ended June 30, 2026, up 5 percent compared to $817 million for the three months ended June 30, 2025. Net sales increased due to 4 percent organic sales growth and a 1 percent increase from favorable currency impacts. Organic sales growth in Healthcare & Water Technologies was driven by broad-based volume growth led by personal protection and biopharma in Healthcare Technologies and continued strength in industrial water and semiconductor markets within Water Technologies, partially offset by weakness in the Middle East. The favorable currency impact reflected the weakening of the U.S. dollar compared to the Euro.

Operating EBITDA was $258 million for the three months ended June 30, 2026, up 4 percent compared with $248 million for the three months ended June 30, 2025, primarily due to the impact of organic growth and manufacturing productivity, partially offset by growth investments.

Healthcare & Water Technologies net sales were $1,662 million for the six months ended June 30, 2026, up 5 percent compared to $1,580 million for the six months ended June 30, 2025. Net sales increased due to 3 percent organic sales growth and a 2 percent increase from favorable currency impacts. Organic sales growth in Healthcare & Water Technologies was driven by organic sales increases within Healthcare Technologies. Within Healthcare Technologies, organic sales growth was driven by broad-based volume growth in medical packaging and biopharma end-markets. Organic sales were about flat in Water Technologies as strength in industrial water and semiconductor markets was offset by weakness in the Middle East. The favorable currency impact reflected the weakening of the U.S. dollar compared to the Euro.

Operating EBITDA was $502 million for the six months ended June 30, 2026, up 7 percent compared with $471 million for the six months ended June 30, 2025, primarily due to the impact of organic growth and manufacturing productivity.

Diversified Industrials

Diversified Industrials	Three Months Ended		Six Months Ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$963	$932	$1,838	$1,781
Operating EBITDA	$213	$199	$413	$384
Equity in loss of nonconsolidated affiliates	$—	$—	$(1)	$—

Diversified Industrials	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2026	June 30, 2025
Change in Net Sales from Prior Period due to:
Organic Sales[1]	3%	2%
Currency	—	1
Portfolio & other	—	—
Total	3%	3%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Diversified Industrials net sales were $963 million for the three months ended June 30, 2026, up 3 percent from $932 million for the three months ended June 30, 2025. Net sales increased due to 3 percent organic sales growth. Within Industrial Technologies, organic sales growth was driven by strength in aerospace markets coupled with growth in electric vehicle applications. In Building Technologies, organic sales growth was led by growth in residential and non-residential construction markets.

Operating EBITDA was $213 million for the three months ended June 30, 2026, up 7 percent compared with $199 million for the three months ended June 30, 2025, primarily driven by organic growth, favorable mix, and manufacturing productivity.

Diversified Industrials net sales were $1,838 million for the six months ended June 30, 2026, up 3 percent from $1,781 million for the six months ended June 30, 2025. The increase in net sales was driven by 2 percent organic sales growth and a 1 percent increase from favorable currency impacts. In Industrial Technologies, organic sales growth was driven by strength in aerospace markets. Organic sales growth in Building Technologies was flat. The favorable currency impact reflected the weakening of the U.S. dollar compared to the Euro.

Operating EBITDA was $413 million for the six months ended June 30, 2026, up 8 percent compared with $384 million for the six months ended June 30, 2025, primarily driven by organic growth, manufacturing productivity and favorable mix.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2025 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The discussion below provides the updates to this information for the six months ended June 30, 2026.

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

In millions	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,740	$715
Total debt	$3,125	$3,194

The Company's cash and cash equivalents at June 30, 2026 and December 31, 2025 were $1.7 billion and $0.7 billion, respectively, of which approximately $0.8 billion and $0.6 billion at June 30, 2026 and December 31, 2025, respectively, were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Due to the Electronics Separation, the Company reevaluated its permanent reinvestment assertion and determined that certain foreign earnings would be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at June 30, 2026 and December 31, 2025 was $3,125 million and $3,194 million, respectively. The decrease was primarily due to the reduction in the commercial paper borrowing and the mark-to-market impact of the redesignated interest rate swap.

As of June 30, 2026, the Company is contractually obligated to make future cash payments of $3.2 billion and $2.0 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2026. Related to interest, $165 million will be due in the next twelve months, and the remainder will be due subsequent to June 30, 2027. The majority of interest obligations will be due in 2031 or later.

Revolving Credit Facilities
In May 2026, the Company entered into a $750 million 364-day revolving credit facility (the "2026 $750 million Revolving Credit Facility"). Prior to entering the new facility, the Company held a $1 billion 364-day revolving credit facility that expired in May 2026. There were no drawdowns of either facility during the six month period ended June 30, 2026. The new 2026 $750 million Revolving Credit Facility will be used for general corporate purposes.

In May 2026, the Company entered into a $2 billion five-year revolving credit facility (the "2026 Five-Year Revolving Credit Facility"). Prior to entering the new facility, the Company held another $2 billion five-year revolving credit facility that was terminated when the 2026 Five-Year Revolving Credit Facility became effective. There were no drawdowns of either facility during the six month period ended June 30, 2026. The new 2026 Five-Year Revolving Credit Facility serves as a backstop to the Company's commercial paper and letter of credit issuance.

New Jersey Settlement Agreement
In August 2025, DuPont together with Chemours and Corteva agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to DNAPL (dense non-aqueous phase liquids), chemical solvents, and PFAS. The NJ Settlement is subject to approval from the Federal District Court of New Jersey (Camden), (the "NJ Court"). The NJ Settlement is subject to the entry of a Judicial Consent Order ("JCO") by the NJ Court. It is payable over 25 years. DuPont's initial payment will be due within 30 days of the entry of the JCO.

Contingent upon the NJ Settlement being approved by the NJ Court, DuPont and Corteva will purchase Chemours’ interest in future, if any, insurance proceeds related to PFAS claims. DuPont and Corteva will make the purchase by contributing a total of

$150 million ($106.5 million from DuPont, $43.5 million from Corteva) into an escrow fund to be applied to Chemours’ share of the NJ Settlement. See Note 13 to the interim Consolidated Financial Statements for more information.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of any funding obligations related to the NJ Settlement will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). See Note 3 to the interim Consolidated Financial Statements for more information.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At July 31, 2026, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2026 Five-Year Revolving Credit Facility and the 2026 $750 million Revolving Credit Facility each contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At June 30, 2026, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Six Months Ended
In millions	June 30, 2026	June 30, 2025
Cash provided by (used for) continuing operations:
Operating activities	$632	$151
Investing activities	$989	$(165)
Financing activities	$(425)	$(373)
Cash (used in) provided by discontinued operations	$(167)	$330
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(7)	$44

Cash Flows provided by Operating Activities – Continuing Operations
In the first six months of 2026, cash provided by operating activities of continuing operations was $632 million, compared with $151 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily due to higher earnings and improvements in net working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	June 30, 2026	December 31, 2025
In millions (except ratio)
Current assets	$4,856	$3,719
Current liabilities	2,001	1,991
Net working capital	$2,855	$1,728
Current ratio	2.43:1	1.87:1

Cash Flows provided by (used for) Investing Activities – Continuing Operations
In the first six months of 2026, cash provided by investing activities of continuing operations was $989 million, compared with cash used for investing activities of $165 million in the first six months of 2025. The increase in cash provided by investing activities is primarily driven by the proceeds from the Aramids Divestiture.

Cash Flows used for Financing Activities – Continuing Operations
In the first six months of 2026, cash used for financing activities of continuing operations was $425 million compared with cash used of $373 million in the same period last year. The increase in cash used for financing activities of continuing operations is primarily attributable to cash used to repay commercial paper borrowings and share buyback activities, partially offset by proceeds from issuance of common stock and lower dividends paid to stockholders in 2026.

Cash Flows provided by (used in) Discontinued Operations
In the first six months of 2026 cash used in discontinued operations was $167 million compared with cash provided by discontinued operations of $330 million in the same period last year. The activity for the six months ended June 30, 2026 presents the cash flows of the Aramids Business as discontinued operations. The activity for the six months ended June 30, 2025 presents the cash flows of the Aramids Business and the Electronics Business as discontinued operations. Cash used from discontinued operations includes MOU activity, refer to Note 3 to the interim Consolidated Financial Statements for additional information.

Dividends
On February 19, 2026, the Board of Directors declared a first quarter 2026 dividend of $0.60 per share, retrospectively adjusted for the Reverse Stock Split, which was paid on March 16, 2026 to shareholders of record on March 2, 2026.

On April 15, 2026, the Board of Directors declared a second quarter 2026 dividend of $0.60 per share, retrospectively adjusted for the Reverse Stock Split, which was paid on May 29, 2026, to shareholders of record on May 15, 2026.

On June 24, 2026, the Company announced that its Board declared a third quarter 2026 dividend of $0.60 per share payable on September 15, 2026, to shareholders of record on August 31, 2026.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company’s Board of Directors.

Share Buyback Programs
In the fourth quarter of 2025, the Company’s Board of Directors approved the $2B Authorization. Under the $2B Authorization, repurchases may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions off market, including accelerated share repurchase ("ASR") transactions. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. In the fourth quarter of 2025, DuPont entered into an ASR agreement with one counterparty for repurchase of about $500 million of common stock ("Q4 2025 ASR Transaction"). DuPont paid an aggregate of $500 million to the counterparty, whereby the counterparty is required to deliver a variable number of shares to the Company. DuPont received initial deliveries of 3.4 million shares of DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of $400 million.

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in the delivery of approximately 0.7 million shares of additional DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of approximately $90 million. In total, the Company repurchased 4.1 million shares at an average price of $122.66 per share under the Q4 2025 ASR Transaction.

On May 5, 2026, the Company launched an accelerated share repurchase transaction under the $2B Authorization to repurchase $275 million, in aggregate, of common stock ("Q2 2026 ASR Transaction"). In the same month, the Q2 2026 ASR Transaction was completed. The Q2 2026 ASR transaction resulted in the delivery of approximately 1.8 million shares of additional DuPont common stock at a price per share of $148.91, which were retired immediately and recorded as an increase to accumulated deficit of approximately $270 million.

On August 4, 2026, the Company announced that it expects to repurchase $250 million, in aggregate, of common stock under the $2B Authorization during the third quarter of 2026.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $31 million by year-end 2026 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring and Other Cost Savings
In February 2026, the Company committed to a plan aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities (the "2026 DuPont Restructuring Program"). Anticipated pre-tax restructuring charges and asset related charges and other cost savings of approximately $100 million to $150 million, starting in the first quarter of 2026 and continuing through 2028, are expected under the program. The Company recorded pre-tax restructuring charges of $51 million inception-to-date, consisting of severance and related benefit costs of $50 million and $1 million of asset related charges. Total current liabilities related to the Company's plan to reduce costs, streamline operations, and align its organizational and cost structure with its strategic priorities were $39 million at June 30, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. Noncurrent liabilities related to the 2026 DuPont Restructuring Program totaled $6 million and were recognized in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2028.

In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $61 million inception-to-date, consisting of severance and related benefit costs of $50 million, $6 million of asset related charges and $5 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $16 million at June 30, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete in 2026.

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

As of June 30, 2026, the Company's Chief Executive Officer, as its principal executive officer ("CEO"), and the Company's Chief Financial Officer, as its principal financial officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program (3)	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased (3)	Average price paid per share (3)
$2B Authorization (1)
April 1, 2026 to April 30, 2026	—	$—	—	$—
May 1, 2026 to May 31, 2026 (2)	1,846,804	148.91	1,846,804	1,225
June 1, 2026 to June 30, 2026	—	—	—	—
Total	1,846,804	$148.91	1,846,804	$1,225
1. On November 6, 2025, the Company announced that the Board of Directors had approved the $2B Authorization. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors.
2.In May 2026, DuPont entered into accelerated share repurchase agreements with one counterparty for repurchase of about $275 million of common stock (the "Q2 26 ASR Transaction"), under the $2B Authorization. Within the same month, the Q2 2026 ASR Transaction was completed. The Q2 2026 ASR transaction resulted in delivery of approximately 1.8 million shares of DuPont common stock at a price per share of $148.91, which were retired immediately and recorded as an increase to accumulated deficit of $270 million in the second quarter of 2026. See Note 14 to the interim Consolidated Financial Statements for additional information.
3.On June 24, 2026, the Company effected the Reverse Stock Split, which impacted the Company’s common stock, par value $0.01 per share, at a ratio of 1-for-3, and amended the Certificate of Incorporation to reflect a corresponding reduction in the number of authorized shares of the Company's common stock. All comparable periods presented have been retrospectively revised to reflect this change.

Issuer Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Restated Third Amended and Restated Certificate of Incorporation of DuPont de Nemours, Inc. incorporated by reference to Exhibit 3.2 to DuPont de Nemours, Inc.’s Current Report on Form 8-K filed June 24, 2026.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith
† Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: August 4, 2026

By:	/s/ MADELEINE G. BARBER
Name:	Madeleine G. Barber
Title:	Vice President of Tax, Controller and Chief Accounting Officer
City:	Wilmington
State:	Delaware