Form 10-Q
period 2026-09-30
DuPont de Nemours, Inc.
filed 2026-11-03
CIK 1666700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had 132,532,338 shares of common stock, $0.01 par value, outstanding at October 30, 2026.

DuPont de Nemours, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2026

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

On April 1, 2026, DuPont completed the sale of the Aramids business (the "Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture") to a subsidiary of ARC Falcon Holdings LP ("Arclin"), a portfolio company of an affiliate of TJC LP for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million (the "Aramids Note Receivable") and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million, in Arclin which now owns the Arclin global materials business and the Aramids Business. The financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

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

Forward-looking statements are not guarantees of future results. Some of the important factors that could cause DuPont's actual results to differ materially from those projected in any such forward-looking statements include, but are not limited to (i) the ability to realize the intended benefits of the Electronics Separation and the Qnity Distribution, including achievement of the intended tax treatment and the contractual allocation to, and assumption by, Qnity of liabilities and obligations, including certain legacy liabilities, as well as the possibility of disputes, litigation or unanticipated costs in connection with the Electronics Separation and Qnity Distribution; (ii) the impact of the Aramids Divestiture on DuPont’s balance sheet, financial condition and future results of operations, as well as any post-closing adjustments, and disputes or unanticipated costs in connection with the Aramids Divestiture; (iii) risks and costs associated with per- and polyfluoroalkyl substances ("PFAS") and the related arrangement among DuPont, Corteva, Inc. and The Chemours Company to share certain eligible costs, including the outcome of pending or future litigation, which includes personal injury claims and natural resource damages claims; the extent and cost of ongoing or future remediation and other environmental obligations; the collectability or availability of indemnification, reimbursement or cost-sharing rights; and applicable changes in laws, regulations, or enforcement policies; (iv) the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with completed and future, if any, divestitures, mergers, acquisitions and other portfolio-management, productivity and infrastructure actions; (v) risks and uncertainties outside the Company’s control that adversely affect the economic and operating environment in which DuPont, its customers and/or its suppliers operate, including inflationary or deflationary pressures, changes in interest rates, foreign currency exchange rates, credit availability, consumer and industrial demand, economic slowdowns or recessions, political and regulatory developments, international trade policies, geopolitical tensions and military conflicts, capital market volatility as well as pandemics, natural disasters, severe weather events and other disruptions; (vi) the availability and cost of raw materials, energy, transportation and logistics, including the Company’s ability to mitigate or offset cost increases, shortages, delays or other supply-chain disruptions through pricing, productivity initiatives, alternative sourcing or otherwise; (vii) risks and uncertainties associated with continuing or expanding geopolitical conflicts, trade disputes, sanctions, trade restrictions and responsive or retaliatory actions, including the imposition, modification, invalidation, reinstatement or replacement of tariffs, export controls, including on exports to China of U.S.-regulated products and technology, or other trade measures; (viii) other risks to DuPont’s business and operations, including cybersecurity, operational and impairment risks; (ix) risks and uncertainties associated with the timing, amount and completion of repurchases under the Company’s share repurchase authorization, including market conditions, the trading price of the Company’s common stock, alternative uses of capital, applicable legal requirements, associated costs and the possibility that repurchases may be reduced, suspended or discontinued prior to completion; (x) the effects of the Reverse Stock Split on the trading price, liquidity and marketability of the Company’s common stock and the Company’s ability to realize the intended benefits of the Reverse Stock Split; and (xi) other risk factors discussed in DuPont’s most recent annual report on Form 10-K and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DuPont de Nemours, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts (Unaudited)	2026	2025	2026	2025
Net sales	$1,868	$1,795	$5,368	$5,156
Cost of sales	1,201	1,179	3,460	3,391
Research and development expenses	42	52	131	155
Selling, general and administrative expenses	260	261	784	757
Amortization of intangibles	68	71	204	220
Restructuring and asset related charges - net	6	18	49	57
Acquisition, integration and separation costs	15	62	22	167
Equity in earnings (loss) of nonconsolidated affiliates	5	—	13	(6)
Sundry income (expense) - net	38	24	116	115
Interest expense	40	85	121	252
Income from continuing operations before income taxes	$279	$91	$726	$266
Provision for (benefit from) income taxes on continuing operations	108	(11)	214	60
Income from continuing operations, net of tax	$171	$102	$512	$206
Loss from discontinued operations, net of tax	(45)	(209)	(75)	(824)
Net income (loss)	$126	$(107)	$437	$(618)
Net income attributable to noncontrolling interests	3	16	10	35
Net income (loss) available for DuPont common stockholders	$123	$(123)	$427	$(653)

Per common share data:
Earnings per common share from continuing operations - basic	$1.25	$0.70	$3.70	$1.43
Loss per common share from discontinued operations - basic	(0.34)	(1.58)	(0.55)	(6.11)
Earnings (loss) per common share - basic	$0.92	$(0.88)	$3.15	$(4.68)
Earnings per common share from continuing operations - diluted	$1.24	$0.70	$3.68	$1.43
Loss per common share from discontinued operations - diluted	(0.33)	(1.58)	(0.55)	(6.10)
Earnings (loss) per common share - diluted	$0.91	$(0.88)	$3.13	$(4.67)

Weighted-average common shares outstanding - basic	134.3	139.7	135.6	139.6
Weighted-average common shares outstanding - diluted	135.1	140.0	136.4	139.9
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (Unaudited)	2026	2025	2026	2025
Net income (loss)	$126	$(107)	$437	$(618)
Other comprehensive income (loss), net of tax
Cumulative translation adjustments	15	(80)	(111)	765
Pension and other post-employment benefit plans	(3)	(3)	4	(18)
Derivative instruments	3	5	18	(74)
Aramids Divestiture	—	—	37	—
Total other comprehensive income (loss)	$15	$(78)	$(52)	$673
Comprehensive income (loss)	$141	$(185)	$385	$55
Comprehensive income attributable to noncontrolling interests, net of tax	4	11	35	43
Comprehensive income (loss) attributable to DuPont	$137	$(196)	$350	$12
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Condensed Consolidated Balance Sheets

In millions, except share amounts (Unaudited)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,652	$715
Restricted cash and cash equivalents	7	42
Accounts and notes receivable - net	1,728	1,669
Inventories	1,238	1,172
Prepaid and other current assets	119	121
Assets of discontinued operations	—	1,856
Total current assets	$4,744	$5,575
Property, plant and equipment - net of accumulated depreciation (September 30, 2026 - $3,739; December 31, 2025 - $3,565)	3,363	3,464
Other Assets
Goodwill	7,843	7,915
Other intangible assets	2,720	2,936
Investments and noncurrent receivables	999	432
Deferred income tax assets	175	282
Deferred charges and other assets	965	971
Total other assets	$12,702	$12,536
Total Assets	$20,809	$21,575
Liabilities and Equity
Current Liabilities
Short-term borrowings	$—	$60
Accounts payable	1,011	995
Income taxes payable	50	54
Accrued and other current liabilities	953	882
Liabilities of discontinued operations	—	314
Total current liabilities	$2,014	$2,305
Long-Term Debt	3,094	3,134
Other Noncurrent Liabilities
Deferred income tax liabilities	289	405
Pension and other post-employment benefits - noncurrent	394	432
Other noncurrent obligations	1,328	1,196
Total other noncurrent liabilities	$2,011	$2,033
Total Liabilities	$7,119	$7,472
Commitments and contingent liabilities
Stockholders' Equity
Common stock (authorized 555,555,556 shares of $0.01 par value each; issued 2026: 132,610,823 shares; 2025: 136,398,482 shares)	1	1
Additional paid-in capital	38,718	38,721
Accumulated deficit	(24,544)	(24,278)
Accumulated other comprehensive loss	(602)	(525)
Total DuPont stockholders' equity	$13,573	$13,919
Noncontrolling interests	117	184
Total equity	$13,690	$14,103
Total Liabilities and Equity	$20,809	$21,575
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In millions (Unaudited)	2026	2025
Operating Activities
Net income (loss)	$437	$(618)
Loss from discontinued operations	(75)	(824)
Net income from continuing operations	$512	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464	488
Provision (credit) for deferred income tax and other tax-related items	60	(54)
(Earnings) loss of nonconsolidated affiliates (in excess of) less than dividends received	(12)	7
Net periodic pension benefit costs	11	4
Periodic benefit plan contributions	(38)	(34)
Restructuring and asset related charges - net	49	57
Interest rate swap gain	—	(48)
Interest rate swap termination	—	(20)
Stock-based compensation	42	29
Donatelle contingent earn-out true-up	(20)	(19)
Other net (income) loss	(11)	36
Changes in assets and liabilities, net of effects of acquired and divested companies:
Accounts and notes receivable	(67)	(266)
Inventories	(49)	(42)
Accounts payable	107	33
Other assets and liabilities, net	(6)	96
Cash provided by operating activities - continuing operations	$1,042	$473
Investing Activities
Capital expenditures	(249)	(246)
Proceeds and adjustments to proceeds from sales of businesses, net of cash divested	1,159	—
Acquisitions of property and businesses, net of cash acquired	—	(61)
Other investing activities, net	10	4
Cash provided by (used for) investing activities - continuing operations	$920	$(303)
Financing Activities
Changes in short-term borrowings	(60)	—
Purchases of common stock and forward contracts	(611)	—
Proceeds from issuance of Company stock	111	15
Employee taxes paid for share-based payment arrangements	(24)	(22)
Distributions to noncontrolling interests	(11)	(8)
Dividends paid to stockholders	(243)	(515)
Other financing activities, net	(4)	(8)
Cash used for financing activities - continuing operations	$(842)	$(538)
Cash Flows from Discontinued Operations
Cash (used for) provided by operating activities - discontinued operations	(210)	868
Cash used for investing activities - discontinued operations	(6)	(276)
Cash (used for) provided by financing activities - discontinued operations	(3)	1,687
Cash (used in) provided by discontinued operations	$(219)	$2,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	23
Increase in cash, cash equivalents and restricted cash	$899	$1,934
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	757	1,834
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	3	58
Cash, cash equivalents and restricted cash at beginning of period	$760	$1,892
Cash, cash equivalents and restricted cash from continuing operations, end of period	1,659	3,779
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	47
Cash, cash equivalents and restricted cash at end of period	$1,659	$3,826
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the three months ended September 30, 2026 and 2025

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$1	$47,432	$(23,606)	$(763)	$—	$452	$23,516
Net (loss) income	—	—	(123)	—	—	16	(107)
Other comprehensive loss	—	—	—	(73)	—	(5)	(78)
Common stock issued/sold	—	11	—	—	—	—	11
Stock-based compensation	—	13	—	—	—	—	13
Distributions to non-controlling interests	—	—	—	—	—	(17)	(17)
Other	—	—	1	1	—	1	3
Balance at September 30, 2025	$1	$47,456	$(23,728)	$(835)	$—	$447	$23,341

Balance at June 30, 2026	$1	$38,710	$(24,326)	$(616)	$—	$112	$13,881
Net income	—	—	123	—	—	3	126
Other comprehensive income	—	—	—	14	—	1	15
Common stock issued/sold	—	4	—	—	—	—	4
Stock-based compensation	—	15	—	—	—	—	15
Employee taxes paid for share-based payment arrangements	—	(2)	—	—	—	—	(2)
Purchases of treasury stock	—	—	—	—	(286)	—	(286)
Excise tax on purchases of treasury stock	—	—	(3)	—	—	—	(3)
Retirement of treasury stock	—	—	(338)	—	338	—	—
Forward contracts for share repurchase	—	(58)	—	—	—	—	(58)
Settlement of forward contracts for share repurchase	—	52	—	—	(52)	—	—
Other	—	(3)	—	—	—	1	(2)
Balance at September 30, 2026	$1	$38,718	$(24,544)	$(602)	$—	$117	$13,690
See Notes to the Consolidated Financial Statements.

DuPont de Nemours, Inc.
Consolidated Statements of Equity
For the nine months ended September 30, 2026 and 2025

In millions (Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1	$47,925	$(23,076)	$(1,500)	$—	$443	$23,793
Net (loss) income	—	—	(653)	—	—	35	(618)
Other comprehensive income	—	—	—	665	—	8	673
Dividends ($3.69 per common share)	—	(515)	—	—	—	—	(515)
Common stock issued/sold	—	15	—	—	—	—	15
Stock-based compensation	—	53	—	—	—	—	53
Employee taxes paid for share-based payment arrangements	—	(22)	—	—	—	—	(22)
Distributions to non-controlling interests	—	—	—	—	—	(39)	(39)
Other	—	—	1	—	—	—	1
Balance at September 30, 2025	$1	$47,456	$(23,728)	$(835)	$—	$447	$23,341

Balance at December 31, 2025	$1	$38,721	$(24,278)	$(525)	$—	$184	$14,103
Net income	—	—	427	—	—	10	437
Other comprehensive (loss) income	—	—	—	(114)	—	25	(89)
Dividends ($1.80 per common share)	—	(243)	—	—	—	—	(243)
Common stock issued/sold	—	111	—	—	—	—	111
Stock-based compensation	—	45	—	—	—	—	45
Employee taxes paid for share-based payment arrangements	—	(24)	—	—	—	—	(24)
Distributions to non-controlling interests	—	—	—	—	—	(14)	(14)
Purchases of treasury stock	—	—	—	—	(506)	—	(506)
Excise tax on purchases of treasury stock	—	—	(5)	—	—	—	(5)
Retirement of treasury stock	—	—	(698)	—	698	—	—
Forward contracts for share repurchase	—	(113)	—	—	—	—	(113)
Settlement of forward contracts for share repurchase	—	192	—	—	(192)	—	—
Aramids Divestiture	—	—	—	37	—	(89)	(52)
Other	—	29	10	—	—	1	40
Balance at September 30, 2026	$1	$38,718	$(24,544)	$(602)	$—	$117	$13,690
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

Electronics Separation
On November 1, 2025 (the "Distribution Date"), the Company completed the Electronics Separation into an independent public company, Qnity Electronics, Inc. ("Qnity"), by way of the distribution to DuPont's stockholders of record as of October 22, 2025, of all the issued and outstanding common stock of Qnity on November 1, 2025 (the "Qnity Distribution"). As a result, the results of operations of the Electronics Business for the three and nine months ended September 30, 2025, are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations. See Note 3 for more information.

Aramids Divestiture
On August 29, 2025, DuPont entered into a transaction agreement to sell the Company’s Aramids business (the "Aramids Business" and the divestiture of the Aramids Business, the "Aramids Divestiture") to a subsidiary of ARC Falcon Holdings LP ("Arclin"), a portfolio company of an affiliate of TJC LP ("TJC"). The Company determined that the Aramids Business met the criteria to be classified as held for sale and that the sale represented a strategic shift that has had a major effect on the Company’s operations and results. As a result, the financial results of the divested Aramids Business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods. On April 1, 2026, DuPont closed the Aramids Divestiture. See Note 3 for more information.

Unless otherwise indicated, the information in the notes to the interim Consolidated Financial Statements refers only to DuPont's continuing operations and does not include discussion of balances or activity of businesses divested or held for sale that meet the criteria of discontinued operations.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Adopted at September 30, 2026
In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2024-03, "Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures" ("ASU 2024-03") to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for the Company's 2027 annual report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 - DIVESTITURES
Aramids Divestiture
On April 1, 2026, DuPont completed the Aramids Divestiture to a subsidiary of Arclin, a portfolio company of an affiliate of TJC, in a transaction for gross consideration of $1.8 billion. In accordance with the transaction agreement, at the closing of the Aramids Divestiture DuPont received pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, an interest bearing note receivable of $300 million (the "Aramids Note Receivable"), and acquired a common equity interest (the "Aramids Equity Consideration") of approximately 16 percent valued at $325 million in Arclin. Arclin holds the Arclin global materials business and the Aramids Business. The Company determined that the sale of the Aramids Business represented a strategic shift that has had a major effect on the Company’s operations and results.

The results of operations of the Aramids Divestiture are presented as discontinued operations as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net sales	$—	$343	$349	$1,018
Cost of sales	—	276	263	812
Research and development expenses	—	7	7	22
Selling, general and administrative expenses	—	14	9	49
Amortization of intangibles	—	11	—	43
Restructuring and asset related charges - net	—	52	4	54
Goodwill impairment charges	—	—	—	768
Acquisition, integration and separation costs	2	14	21	49
Equity in earnings of nonconsolidated affiliates	—	9	6	22
Sundry income (expense) - net	—	1	(3)	3
Loss (gain) on discontinued operations	—	437	(66)	437
(Loss) income from discontinued operations before income taxes	$(2)	$(458)	$114	$(1,191)
(Benefit from) provision for income taxes on discontinued operations	(2)	(86)	23	(72)
(Loss) income from discontinued operations, net of tax	$—	$(372)	$91	$(1,119)
Income from discontinued operations attributable to noncontrolling interests	—	—	—	1
(Loss) income from discontinued operations attributable to DuPont stockholders	$—	$(372)	$91	$(1,120)

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

The following table summarizes the major classes of assets and liabilities of the Aramids Divestiture presented as discontinued operations at December 31, 2025:

In millions	December 31, 2025
Assets
Cash and cash equivalents	$3
Accounts and notes receivable - net	230
Inventories	453
Prepaid and other current assets	16
Property, plant and equipment - net	769
Other intangible assets	496
Investments and noncurrent receivables	201
Deferred income tax assets	4
Deferred charges and other assets	90
Valuation allowance to adjust assets to estimated fair value less costs to sell	(406)
Total assets of discontinued operations	$1,856
Liabilities
Accounts payable	$169
Income taxes payable	8
Accrued and other current liabilities	60
Deferred income tax liabilities	33
Pension and other post-employment benefits - noncurrent	5
Other noncurrent liabilities	39
Total liabilities of discontinued operations	$314

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

The results of operations of the Electronics Business are presented as discontinued operations as summarized below:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
In millions
Net sales	$1,276	$3,564
Cost of sales	699	1,911
Research and development expenses	86	249
Selling, general and administrative expenses	127	371
Amortization of intangibles	50	155
Restructuring and asset related charges - net	2	10
Acquisition, integration and separation costs	78	217
Equity in earnings of nonconsolidated affiliates	15	37
Sundry income (expense) - net	1	(2)
Interest expense	14	14
Income from discontinued operations before income taxes	$236	$672
Provision for income taxes on discontinued operations	30	131
Income from discontinued operations, net of tax	$206	$541
Income from discontinued operations attributable to noncontrolling interests	12	28
Income from discontinued operations attributable to DuPont stockholders	$194	$513
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

Indemnifications
In connection with the Qnity Distribution, Qnity and DuPont agreed to indemnify one another against certain litigation, environmental, income tax, and other liabilities. The Company has recognized the following indemnification assets and indemnification liabilities associated with Qnity:

Indemnification Assets and Liabilities Associated with Qnity
In millions	September 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$130	$159	Accounts and notes receivable - net
Long-term indemnification assets	282	248	Deferred charges and other assets
Total indemnification assets associated with Qnity	$412	$407
Current indemnification liabilities	$230	$199	Accrued and other current liabilities
Long-term indemnification liabilities	91	95	Other noncurrent obligations
Total indemnification liabilities associated with Qnity	$321	$294

Other Discontinued Operations Activity
The Company recorded a loss of $45 million and $209 million from discontinued operations, net of tax, for the three months ended September 30, 2026 and 2025, respectively, and a loss of $75 million and $824 million for the nine months ended September 30, 2026 and 2025, respectively.

Discontinued operations activity consists of the following:

Loss from Discontinued Operations, Net of Tax	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Electronics Separation	$(6)	$206	$(15)	$541
Aramids Divestiture [1]	—	(372)	91	(1,119)
MOU activity, net [2]	(30)	(19)	(191)	(198)
Other indemnification activity - environmental and legal [3]	30	(12)	98	(33)
Tax related matters [4]	(39)	(10)	(48)	(8)
Other	—	(2)	(10)	(7)
Loss from discontinued operations, net of tax [5]	$(45)	$(209)	$(75)	$(824)
1.The nine months ended September 30, 2025 primarily reflects goodwill impairment charges of $768 million.
2.For additional information on activity relating to the MOU, refer to Note 13. The three and nine months ended September 30, 2026 includes a charge of $106.5 million related to Insurance Proceeds MOU payment partially offset by the insurance proceeds of $86 million discussed further in Note 13. The nine months ended September 30, 2026 includes a charge of $127 million related to the State of North Carolina legal matters discussed further in Note 13. The nine months ended September 30, 2025 includes a charge of $181 million related to the State of New Jersey legal matters discussed further in Note 13.
3.Primarily related to the DWDP Separation and Distribution Agreement, the Letter Agreement, and the Electronics Separation and Distribution Agreement. For additional information on these matters, refer to Note 13. The three and nine months ended September 30, 2026 includes a benefit of $47 million related to Qnity's contribution to the Insurance Proceeds MOU payment partially offset by Qnity's portion of the insurance proceeds of $20 million discussed further in Note 13.
4.Amounts include tax indemnifications.
5.Amounts for the three and nine months ended September 30, 2026 are presented net of tax provision of $23 million and net of tax benefit of $20 million, respectively. The three and nine months ended September 30, 2025 amounts are presented net of a tax benefit of $63 million and tax provision of $16 million, respectively.

Acquisition, Integration and Separation Costs
"Acquisition, integration and separation costs" within the interim Consolidated Statements of Operations primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees, other contractual transaction payments, and certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. The costs incurred to achieve cost savings targets are primarily information technology-related. The Company recorded $15 million and $62 million in costs for the three months ended September 30, 2026 and 2025, respectively, and $22 million and $167 million for the nine months ended September 30, 2026 and 2025, respectively. In 2026, these costs were related to certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. In 2025, these costs were primarily related to preparations for the Electronics Separation and Aramids Divestiture.

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

The net trade revenue table below reflects the Q4 2025 Segment Realignment structure.

Net Trade Revenue by Segment and Business or Major Product Line	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Healthcare Technologies	$481	$458	$1,421	$1,321
Water Technologies	384	374	1,106	1,091
Healthcare & Water Technologies	$865	$832	$2,527	$2,412
Industrial Technologies	$561	$533	$1,603	$1,520
Building Technologies	442	430	1,238	1,224
Diversified Industrials	$1,003	$963	$2,841	$2,744
Total	$1,868	$1,795	$5,368	$5,156

Net Trade Revenue by Geographic Region	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
United States	$883	$835	$2,461	$2,401
EMEA [1]	382	385	1,171	1,111
Asia Pacific [2]	451	421	1,304	1,221
Other [3]	152	154	432	423
Total	$1,868	$1,795	$5,368	$5,156
1.Europe, Middle East and Africa.
2.Net sales attributed to China/Hong Kong, for the three months ended September 30, 2026 and 2025 were $191 million and $183 million, respectively, while for the nine months ended September 30, 2026 and 2025 net sales attributed to China/Hong Kong were $551 million and $524 million, respectively.
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

The Company’s contract balances consisted primarily of trade accounts receivable of $985 million at September 30, 2026 and $920 million at December 31, 2025 included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets. Deferred revenue, current and noncurrent, were immaterial at September 30, 2026 and December 31, 2025.

Revenue recognized for the three and nine months ended September 30, 2026 and 2025 from amounts included in contract liabilities at the beginning of the period was immaterial.

NOTE 5 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were charges of $6 million and $18 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and charges of $49 million and $57 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. The total liability related to restructuring programs was $60 million at September 30, 2026 and $44 million at December 31, 2025 and was recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

2026 DuPont Restructuring Program
On February 13, 2026, the Company committed to a plan (the "2026 DuPont Restructuring Program") aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities. The Company currently anticipates incurring pre-tax restructuring and asset related charges of approximately $75 million starting in the first quarter of 2026 and continuing through 2028. The Company recorded pre-tax restructuring charges of $60 million inception-to-date, consisting of severance and related benefit costs of $59 million and $1 million of asset related charges.

The following table summarizes the charges incurred by segment related to the 2026 DuPont Restructuring Program:

2026 DuPont Restructuring Program Charges by Segment	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
In millions
Healthcare & Water Technologies	$2	$14
Diversified Industrial	4	17
Corporate	3	29
Total	$9	$60

The following table summarizes the activities related to the 2026 DuPont Restructuring Program:

2026 DuPont Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2025	$—	$—	$—
Restructuring charges	59	1	60
Adjustments against the reserve	—	(1)	(1)
Cash payments	(9)	—	(9)
Reserve balance at September 30, 2026	$50	$—	$50

Total liabilities related to the 2026 DuPont Restructuring Program were $50 million at September 30, 2026 and were recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

Transformational Separation-Related Restructuring Program
In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Transformational Separation-Related Restructuring Program is expected to result in total pre-tax restructuring charges from continuing operations of approximately $90 million incurred beginning in the first quarter of 2025 and is expected to be completed in 2026. The Company recorded pre-tax restructuring charges of $59 million inception-to-date, consisting of severance and related benefit costs of $48 million, $6 million of asset related charges and $5 million of accelerated stock compensation expense.

The following table summarizes the charges incurred by segment related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program (Benefits) Charges by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Healthcare & Water Technologies	$—	$5	$—	$11
Diversified Industrial	—	5	(4)	10
Corporate	(2)	7	(6)	37
Total	$(2)	$17	$(10)	$58

The following table summarizes the activities related to the Transformational Separation-Related Restructuring Program:

Transformational Separation-Related Restructuring Program	Severance and Related Benefit Cost	Asset Related Charges	Total
In millions
Reserve balance at December 31, 2025	$34	$—	$34
Restructuring charges	(4)	(6)	(10)
Adjustments against the reserve	—	6	6
Cash payments	(20)	—	(20)
Reserve balance at September 30, 2026	$10	$—	$10

Total liabilities related to the Transformational Separation-Related Restructuring Program were $10 million at September 30, 2026 and $34 million at December 31, 2025, respectively, and is recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be completed in 2026.

NOTE 6 - SUPPLEMENTARY INFORMATION

Sundry Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Non-operating pension and other post-employment benefit (costs) credits	$(2)	$—	$(3)	$2
Interest income [1]	27	26	64	67
Foreign exchange gains (losses), net	6	(12)	20	(29)
Interest rate swap (loss) gain [2]	—	(3)	—	48
Donatelle contingent earn-out liability adjustment [3]	6	7	20	19
Miscellaneous income	1	6	15	8
Sundry income (expense) - net	$38	$24	$116	$115
1.In 2025, interest income includes non-cash interest income related to the $350 million Derby related party notes receivable. In 2026, interest income includes non-cash interest income related to both the $350 million Derby and the $300 million Aramids related party notes receivable. Refer to Note 10 for further details.
2.The three and nine months ended September 30, 2025 include the non-cash mark-to-market loss and gain, respectively, related to the 2022 Swaps (as defined below) and 2024 Swaps (as defined below), offset by the interest settlement loss on the 2022 Swaps. Refer to Note 17 for further details.
3.Refer to Note 18 for further details.

Cash, Cash Equivalents and Restricted Cash
"Cash, cash equivalents and restricted cash at end of period" in the interim Consolidated Statements of Cash Flows includes the following:

At September 30, 2026 and December 31, 2025, the Company had "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $1,652 million and $715 million, respectively.

At September 30, 2026 and December 31, 2025, the Company had "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $7 million and $42 million, respectively, of which $3 million and $37 million, respectively, is attributable to the MOU cost sharing arrangement. Additional information can be found in Note 13.

Within discontinued operations related to the Aramids Divestiture, the Company had $3 million within "Cash and cash equivalents" at December 31, 2025. Refer to Note 3 for further details.

Accrued and Other Current Liabilities
"Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets were $953 million at September 30, 2026 and $882 million at December 31, 2025. Accrued payroll, which is a component of "Accrued and other current liabilities", was $218 million at September 30, 2026 and $238 million at December 31, 2025. At September 30, 2026 and December 31, 2025, the balance includes approximately $369 million and $323 million related to accrued indemnified current liabilities associated with the Electronics Separation, MOU and environmental obligations and the Aramids Divestiture further discussed in Note 3 and Note 13. "Accrued and other current liabilities" also includes amounts accrued for certain litigation matters. No other component of "Accrued and other current liabilities" was more than five percent of total current liabilities at September 30, 2026 and December 31, 2025.

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

For the three months ended September 30, 2026 and 2025, total lease income was $29 million and $17 million, respectively, for which the net profits recognized from these leases were approximately $10 million and $5 million, respectively. For the nine months ended September 30, 2026 and 2025, total lease income was $86 million and $51 million, respectively, for which the net profits recognized from these leases were approximately $29 million and $14 million, respectively. Total lease income for each period presented is recorded in "Selling, general, and administrative expenses" and "Research and development expenses". Contractual lease income for the remainder of 2026 through 2041 ranges from $1 million to $91 million annually.

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

The Company's effective tax rate on continuing operations for the third quarter of 2026 was 38.7 percent, compared with (12.1) percent for the third quarter of 2025. The increase in the effective tax rate was primarily attributable to transaction-related tax benefits recognized in the prior-year period in connection with the separation and spin-off of the Electronics business, as well as U.S. provision-to-return adjustments recorded in 2026. For the first nine months of 2026, the effective tax rate on continuing operations was 29.5 percent, compared with 22.6 percent for the first nine months of 2025. The increase in the effective tax rate for 2026 was primarily attributable to the absence of transaction-related tax benefits recognized in 2025 in connection with the separation and spin-off of the Electronics business, as well as U.S. provision-to-return adjustments recorded in 2026.

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

The following tables provide earnings per share calculations for the three and nine months ended September 30, 2026 and 2025:

Net Income (Loss) for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Income from continuing operations, net of tax	$171	$102	$512	$206
Net income from continuing operations attributable to noncontrolling interests	3	4	10	6
Income from continuing operations attributable to common stockholders	$168	$98	$502	$200
Loss from discontinued operations, net of tax	(45)	(209)	(75)	(824)
Net income from discontinued operations attributable to noncontrolling interests	—	12	—	29
Loss from discontinued operations attributable to common stockholders, net of tax	$(45)	$(221)	$(75)	$(853)
Net income (loss) attributable to common stockholders	$123	$(123)	$427	$(653)

Earnings (Loss) Per Share Calculations - Basic	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2026	2025	2026	2025
Earnings from continuing operations attributable to common stockholders	$1.25	$0.70	$3.70	$1.43
Loss from discontinued operations, net of tax	(0.34)	(1.58)	(0.55)	(6.11)
Earnings (loss) attributable to common stockholders [1]	$0.92	$(0.88)	$3.15	$(4.68)

Earnings (Loss) Per Share Calculations - Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars per share	2026	2025	2026	2025
Earnings from continuing operations attributable to common stockholders	$1.24	$0.70	$3.68	$1.43
Loss from discontinued operations, net of tax	(0.33)	(1.58)	(0.55)	(6.10)
Earnings (loss) attributable to common stockholders [1]	$0.91	$(0.88)	$3.13	$(4.67)

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2026	2025	2026	2025
Weighted-average common shares - basic	134.3	139.7	135.6	139.6
Plus dilutive effect of equity compensation plans	0.8	0.3	0.8	0.3
Weighted-average common shares - diluted	135.1	140.0	136.4	139.9
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations [2]	0.3	0.6	0.2	0.8
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

NOTE 9 - INVENTORIES

In millions	September 30, 2026	December 31, 2025
Finished goods[1]	$732	$704
Work in process	237	219
Raw materials	188	166
Supplies	81	83
Total inventories	$1,238	$1,172
1.Finished goods are presented net of obsolete inventory.

NOTE 10 - NONCONSOLIDATED AFFILIATES
The Company's investments in affiliates accounted for using the equity method ("nonconsolidated affiliates") are recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets. The Company's net investment in nonconsolidated affiliates at September 30, 2026 and December 31, 2025 was $462 million and $111 million, respectively.

Sales to nonconsolidated affiliates represented less than 1 percent of total net sales for the three and nine months ended September 30, 2026 and 2025. There were no purchases from nonconsolidated affiliates for the three and nine months ended September 30, 2026 and 2025.

The Company maintained an ownership interest in three nonconsolidated affiliates at September 30, 2026, including approximately a 16 percent non-controlling equity interest in Arclin and a 19.9 percent non-controlling equity interest in Derby Group Holdings LLC ("Derby"). The Company recorded nonconsolidated affiliate income of $5 million and zero for the three months ended September 30, 2026 and 2025, respectively, and income of $13 million and a loss of $6 million for the nine months ended September 30, 2026 and 2025, respectively, reported in "Equity in earnings (loss) of nonconsolidated affiliates" in the interim Consolidated Statements of Operations. Financial results of the Arclin and Derby equity interests are included in DuPont's interim Consolidated Financial Statements with a three-month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with DuPont’s accounting policy. The amounts related to the Arclin and Derby equity interests are recorded within Corporate.

The carrying value of the Arclin equity interest was $324 million as of September 30, 2026. The carrying values of the Derby equity interest as of September 30, 2026 and December 31, 2025 were $137 million and $111 million, respectively.

Aramids Note Receivable
For the three and nine months ended September 30, 2026, the Company recognized non-cash interest income related to the Aramids Note Receivable of $6 million and $11 million, respectively. This income was reported in "Sundry income (expense) - net" on the interim Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying value of the note receivable as of September 30, 2026 was $194 million, recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

Derby Note Receivable
As a result of the Delrin® Divestiture, on November 1, 2023, DuPont received a note receivable of $350 million (the "Derby Note Receivable"). The Company recognized non-cash interest income related to the Derby Note Receivable of $8 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and $23 million and $20 million for the nine months ended September 30, 2026 and 2025, respectively. This income was reported in "Sundry income (expense) - net" on the interim Consolidated Statements of Operations, and accreted to the carrying value of the note receivable. The carrying values of the note receivable as of September 30, 2026 and December 31, 2025 were $305 million and $265 million, respectively, recorded in "Investments and noncurrent receivables" in the interim Condensed Consolidated Balance Sheets.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2026 were as follows:

In millions	Healthcare & Water Technologies	Diversified Industrials	Total
Balance at December 31, 2025	$4,399	$3,516	$7,915
Currency translation adjustment	(67)	(5)	(72)
Balance at September 30, 2026	$4,332	$3,511	$7,843

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

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accum Amort	Net	Gross Carrying Amount	Accum Amort	Net
Intangible assets with finite lives:
Developed technology	$954	$(573)	$381	$1,004	$(574)	$430
Trademarks/tradenames	541	(326)	215	546	(305)	241
Customer-related	3,089	(1,389)	1,700	3,155	(1,315)	1,840
Other	32	(11)	21	31	(9)	22
Total other intangible assets with finite lives	$4,616	$(2,299)	$2,317	$4,736	$(2,203)	$2,533
Intangible assets with indefinite lives:
Trademarks/tradenames	$403	$—	$403	$403	$—	$403
Total other intangible assets	$403	$—	$403	$403	$—	$403
Total	$5,019	$(2,299)	$2,720	$5,139	$(2,203)	$2,936

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$68
2027	$257
2028	$234
2029	$216
2030	$208
2031	$208

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AVAILABLE CREDIT FACILITIES AND OTHER OBLIGATIONS
A summary of DuPont's short-term borrowings, long-term debt and available credit facilities can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. If applicable, updates have been included below.

Commercial Paper
At September 30, 2026, the Company had no commercial paper outstanding. At December 31, 2025 the Company had $60 million outstanding of commercial paper. The weighted-average interest rate on the commercial paper was 3.95% at December 31, 2025.

Long-Term Debt
Long-term debt at September 30, 2026 and December 31, 2025 was $3,094 million and $3,134 million, respectively. At September 30, 2026 and December 31, 2025 the long-term debt balance included an unamortized basis adjustment of $34 million and $35 million, respectively, related to the dedesignation of the Company's interest rate swap agreements. Additionally, the September 30, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $48 million and $4 million, respectively related to the 2022 Swaps. See Note 17 for additional information.

There is no long-term debt due within one year for both the periods ending September 30, 2026 and December 31, 2025.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $482 million at September 30, 2026. These lines are available to support short-term liquidity needs and general corporate purposes, including letters of credit. Outstanding letters of credit were approximately $110 million at September 30, 2026. These letters of credit support commitments made in the ordinary course of business.

Revolving Credit Facilities
In May 2026, the Company entered into a $750 million 364-day revolving credit facility (the "2026 $750 million Revolving Credit Facility"). Prior to entering the new facility, the Company held a $1 billion 364-day revolving credit facility that expired in May 2026. There were no drawdowns of either facility during the nine month period ended September 30, 2026.

In May 2026, the Company entered into a $2 billion five-year revolving credit facility (the "2026 Five-Year Revolving Credit Facility"). Prior to entering the new facility, the Company held another $2 billion five-year revolving credit facility that was terminated when the 2026 Five-Year Revolving Credit Facility became effective. There were no drawdowns of either facility during the nine month period ended September 30, 2026.

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

The amount of invoices outstanding under the supplier financing programs as of September 30, 2026 and December 31, 2025 was $69 million and $63 million, respectively, and was recorded in "Accounts Payable" in the interim Condensed Consolidated Balance Sheets.

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

The Company has recognized the following indemnification assets and indemnification liabilities:

Indemnification Assets and Liabilities
In millions	September 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$190	$216	Accounts and notes receivable - net
Long-term indemnification assets	394	397	Deferred charges and other assets
Total indemnification assets	$584	$613
Current indemnification liabilities	$369	$323	Accrued and other current liabilities
Long-term indemnification liabilities	359	291	Other noncurrent obligations
Total indemnification liabilities	$728	$614

The indemnification assets above include the allocation of certain liabilities to Qnity based on Qnity's Applicable Percentage of 44 percent. See Note 3 for further information.

The Company’s accruals for indemnification liabilities related to the binding Memorandum of Understanding ("MOU") between Chemours, Corteva, EIDP and the Company and to the DowDuPont ("DWDP") Separation and Distribution Agreement and the Letter Agreement between the Company and Corteva (together the "Agreements") discussed below, are included in the balances above. Additionally, beginning in the second quarter of 2026, the Company recognized a liability, estimated in accordance with the MOU, related to the State of North Carolina matters discussed below. As of September 30, 2026, the balance of this liability was $127 million. Beginning in the second quarter of 2025, the Company recognized a liability, estimated in accordance with the MOU, related to the State of New Jersey matters discussed below. As of September 30, 2026, the balance of this liability was $120 million.

Per-and Polyfluoroalkyl Substances ("PFAS") Stray Liabilities: Future Eligible Costs
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

Pursuant to the MOU, the parties have agreed to share certain costs associated with potential future liabilities related to alleged historical releases of certain PFAS out of pre-July 1, 2015 conduct ("eligible MOU costs") until the earlier to occur of (i) December 31, 2040, (ii) the day on which the aggregate amount of Qualified Spend, as defined in the MOU, is equal to $4 billion ("MOU limit") or (iii) a termination in accordance with the terms of the MOU.

The parties have agreed that, during the term of this sharing arrangement, Qualified Spend up to $4 billion will be borne 50 percent by Chemours and 50 percent by the Company and Corteva subject to the MOU limit of $2 billion. The Company and Corteva will split their 50 percent of Qualified Spend in accordance with the Agreements; accordingly, the Company's portion of the $2 billion MOU limit is approximately $1.4 billion. At September 30, 2026, the Company had paid Qualified Spend of approximately $1,010 million against its portion of the $2 billion MOU limit. Chemours, Corteva and DuPont agreed to count the net present value of the settlement with the state of New Jersey, as discussed further below, against the $4 billion MOU limit. The total net present values were added to the Qualified Spend total at their respective final settlement dates. In addition, Chemours, Corteva and DuPont have agreed to count the North Carolina settlement and potential future litigation settlements against the MOU limit at net present value as of the date of the settlement as if payable in equal annual installments over 25 years and discounted using an 8 percent discount rate, irrespective of the actual payment structure. The parties also agreed that any related insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend. After the term of this arrangement, Chemours’ indemnification obligations under the Chemours Separation Agreement would continue unchanged.

DuPont's aggregate MOU escrow deposits of $35 million, not including interest, were used to pay the State of New Jersey Settlement on September 8, 2026. In addition, since the aggregate payments to be made in connection with the State of New Jersey and State of North Carolina Settlements will qualify for withdrawal from the MOU escrow account and exceed the future escrow contribution obligations, all future contributions to the MOU escrow account are deemed satisfied.

Discontinued and/or Divested Operations and Businesses ("DDOB") liabilities of EIDP not allocated to or retained by Corteva or the Company are categorized as relating to either (i) PFAS stray liabilities ("PFAS Stray Liabilities"), if they arise out of actions related to or resulting from the development, testing, manufacture or sale of PFAS or (ii) other Stray Liabilities ((i) and (ii) together, the “EIDP Stray Liabilities”).

The Agreements provide that the Company and Corteva will each bear a certain percentage of the Indemnifiable Losses (as defined in the DWDP Separation and Distribution Agreement) rising from EIDP Stray Liabilities. As of September 30, 2026, DuPont will bear 71 percent of Indemnifiable Losses related to EIDP Stray Liabilities and Corteva will bear 29 percent. DuPont has accrued for future Indemnifiable Losses related to EIDP Stray Liabilities and Qualified Spend accordingly.

Indemnifiable Losses, as defined in the DWDP Separation and Distribution Agreement, include, among other things, attorneys’, accountants’, consultants’ and other professionals’ fees and expenses incurred in the investigation or defense of EIDP Stray Liabilities. For certain other Stray Liabilities, Corteva must spend specified amounts before costs associated with such matter will be considered Indemnifiable Losses.

In connection with the MOU and the Agreements, the Company has recognized the following liabilities:

Liabilities Associated with the MOU
In millions	September 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification liabilities	$66	$68	Accrued and other current liabilities
Long-term indemnification liabilities	146	117	Other noncurrent obligations
Total indemnification liabilities accrued under the MOU [1]	$212	$185
Current other litigation matters [2]	$74	$66	Accrued and other current liabilities
Noncurrent other litigation matters [2]	173	120	Other noncurrent obligations
Total liabilities accrued under the MOU	$459	$371
1.As of September 30, 2026 and December 31, 2025, total indemnification liabilities accrued include $165 million and $130 million, respectively, related to Chemours environmental remediation activities at their sites.
2.This includes amounts related to the State of New Jersey and State of North Carolina as of September 30, 2026 and amounts related to the State of New Jersey as of December 31, 2025. These matters are discussed further below.

Future charges associated with the MOU will be recognized over the term of the agreement as a component of income from discontinued operations to the extent liabilities become probable and estimable.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of any funding obligations of the Company under the MOU will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). The Company has recognized the following indemnification assets associated with Qnity under the MOU:

Indemnification Related Assets Associated with the MOU [1]
In millions	September 30, 2026	December 31, 2025	Balance Sheet Classification
Current indemnification assets	$25	$35	Accounts and notes receivable - net
Long-term indemnification assets	50	40	Deferred charges and other assets
Total indemnification assets	$75	$75
Indemnification assets for current other litigation matters [2]	$27	$24	Accounts and notes receivable - net
Indemnification assets for noncurrent other litigation matters [2]	60	44	Deferred charges and other assets
Total indemnification assets associated with the MOU	$162	$143
1.Indemnification assets are calculated based on DuPont's after-tax liability.
2.This includes amounts related to the State of New Jersey and State of North Carolina as of September 30, 2026 and amounts related to the State of New Jersey as of December 31, 2025. These matters are discussed further below.

In November 2023, DuPont, Chemours and Corteva (for itself and EIDP) reached a settlement agreement with the State of Ohio designed to benefit Ohio's natural resources and the people of the State of Ohio. Among other things, and subject to certain limitations and preservations, the settlement resolved the State's claims relating to releases of PFAS in or into the State of Ohio from the companies' facilities and claims relating to the manufacture and sale into Ohio of certain products related to AFFF (as defined below). As part of the settlement, the companies agreed to pay the State of Ohio a combined total of $110 million, 80 percent of which the State of Ohio has allocated to restoration of natural resources related to operation of the Washington Works facility. Consistent with the MOU, DuPont's share of the settlement was approximately $39 million, which was paid in full by April 2026.

In July 2021, Chemours, Corteva (for itself and EIDP) and DuPont reached a resolution with the State of Delaware for $50 million among other consideration, that avoids litigation and addresses potential natural resources damages from known historical and current releases by the companies in or affecting Delaware. In 2022, the companies paid the settlement consistent with the MOU. DuPont's share was $13 million. The settlement provides for a potential Supplemental Payment to Delaware up to a total of $25 million, if certain conditions are met. The Company’s portion of the Supplemental Payment, in accordance to the terms of the MOU, is $9 million which was accrued for as of December 31, 2025. The Supplemental Payment conditions were met as a result of the settlement with the State of Ohio and DuPont paid its portion of the Supplemental Payment in January 2026.

As of September 30, 2026, there are various cases alleging damages due to PFAS which are discussed below. Such actions often include claims alleging that EIDP's transfer of certain legacy liabilities to Chemours resulted in a fraudulent conveyance or voidable transaction. With the exception of the fraudulent conveyance claims, which are excluded from the MOU, legal fees, expenses, costs, and any potential liabilities for eligible MOU costs presented by the following matters will be shared between Chemours, EIDP, Corteva and DuPont.

Beginning in April 2019, lawsuits alleging damages from the use of aqueous film-forming foams ("AFFF") were filed against EIDP and Chemours and companies such as 3M Company that made AFFF. The majority of these lawsuits were consolidated in a multi-district litigation (the "AFFF MDL") captioned In Re: Aqueous Film Forming Foams (AFFF) Products Liability Litigation that is pending in the United States District Court for the District of South Carolina (the "SC Court"). The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases allegedly from migration from airports or military installations, or personal injury from exposure to AFFF. The plaintiffs in the AFFF MDL include, among others, water districts, individuals and states attorneys general. DuPont has never made or sold AFFF, perfluorooctanesulfonic acid ("PFOS") or PFOS-containing products, and most of the actions in the AFFF MDL name DuPont as a defendant solely related to fraudulent transfer claims related to the Chemours Separation and the DWDP separation.

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

At September 30, 2026, there are approximately 13,700 personal injury cases filed in the AFFF MDL. Many of the personal injury cases have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. The Company will continue to review the docket and will move to dismiss claims that do not allege one of the identified health conditions. The Company also continues to engage in discussions with a mediator in connection with these cases.

Some state attorneys general have filed lawsuits, on behalf of their respective states, against DuPont, outside of the AFFF MDL that allege environmental contamination by certain compounds distinct from AFFF. Generally, the states raise common law tort claims and seek economic impact damages for alleged harm to natural resources, punitive damages, present and future costs to clean up contamination from such compounds, and to abate the alleged nuisance. Most of these actions include fraudulent transfer claims related to the Chemours Separation and the DWDP separation.

State of New Jersey
In August 2025, DuPont together with Chemours and Corteva (for itself and EIDP) agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern, including, but not limited to dense non-aqueous phase liquids, chemical solvents, and PFAS. The NJ Settlement was subject to a public notice and comment period and court approval. The Federal District Court of New Jersey entered a final order approving the settlement on August 7, 2026.

The NJ Settlement resolved legacy claims related to four historic EIDP operating sites (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State, including claims under the New Jersey Industrial Sites Recovery Act, alleged statewide PFAS contamination, including from the use of AFFF, any claims of fraudulent transfer, and claims for known natural resource damages from the Chambers Works, Parlin, Pompton Lakes and Repauno sites that the State of New Jersey and its departments have, or may have, in the future against the companies.

The NJ Settlement includes an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years, which will be shared in accordance with the terms of the MOU. Of the $875 million, $16.5 million is allocated to statewide natural resource damages unrelated to the four sites, 25 percent of which (about $4.125 million) relates to alleged statewide AFFF contamination. The first scheduled annual payment of $71 million was paid on September 8, 2026. The Company utilized its $35 million within the MOU escrow account to fund half of the first settlement payment and the remaining half was paid with cash.

As of September 30, 2026, the net present value of the Company's share of the remaining $240 million aggregate cash payment was $120 million, including interest accretion of $3 million and $5 million for the three and nine months ended September 30, 2026, respectively. At September 30, 2026, of the aforementioned $120 million liability, $17 million was recorded in "Accrued and other current liabilities" and the remaining $103 million was recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The parties have the right to prepay settlement amounts at the discount rate set forth in the NJ Settlement.

In addition to the cash payment, the NJ Settlement obligates the companies to continue to undertake remediation at the four sites, which will be determined in accordance with applicable law. Refer to the Environmental Matters section below. The NJ Settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses.

The NJ Settlement also requires the Company and Corteva to provide $475 million of additional financial assurance for remaining remediation obligations, with the Company responsible for 71 percent and Corteva responsible for 29 percent of such financial assurance. The surety bond supporting the financial assurance was put in place in October 2026.

Upon the NJ Settlement being approved by the NJ Court, DuPont and Corteva purchased Chemours’ interest in future, if any, insurance proceeds related to claims submitted in connection with the AFFF MDL Water District Settlement ("Insurance Proceeds MOU"). In September 2026, DuPont and Corteva purchased the rights by contributing a total of $150 million ($106.5 million from DuPont, $43.5 million from Corteva in accordance with the sharing percentages in the Letter Agreement) into an escrow fund which was, and will continue to be, applied to Chemours’ share of the NJ Settlement. In exchange, Chemours assigned to DuPont and Corteva its rights to $150 million, which represents Chemours' 50 percent share of potential insurance proceeds plus a fee equal to the lesser of (a) $35 million, or (b) $3 million plus interest (at the prime rate minus 2 percent) on the unrecovered fraction of $150 million, until Chemours’ share of insurance recoveries fully recoups the purchase price. After DuPont and Corteva have recovered the $150 million assigned by Chemours, plus the fee, Chemours shall be entitled to its 50 percent share of further insurance recoveries, if any. The purchase price shall be paid, and the insurance proceeds recovered, by DuPont and Corteva in accordance with the sharing percentages in the Letter Agreement. In September 2026, the companies were notified of insurance proceeds to be paid in October 2026. At September 30, 2026, DuPont recorded a receivable of $86 million related to these insurance proceeds, which were subsequently received in October 2026, in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets, and upon receipt, DuPont and Corteva have recovered $62.5 million of the $150 million of purchased proceeds under the Insurance Proceeds MOU.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of the funding obligations related to the NJ Settlement are contractually allocated to Qnity (and for which Qnity indemnifies the Company). DuPont will indemnify Qnity for its portion of the insurance proceeds received under the Insurance Proceeds MOU. At September 30, 2026, DuPont recorded an indemnification payable of $20 million related to the aforementioned insurance proceeds recognized in September 2026.

State of North Carolina and Municipalities
The Company, together with Chemours and Corteva/EIDP, is a defendant in litigation brought by the Attorney General of the State of North Carolina and certain municipalities in the vicinity of the Fayetteville Works site. These actions generally claim damages arising from alleged PFAS-related emissions and seek various forms of monetary, equitable, and other relief. On September 9, 2026, the Company, Chemours and Corteva/EIDP entered into a settlement agreement with the State of North Carolina and certain North Carolina municipalities and other local government entities to resolve these and certain other specified claims (the "NC Settlement"). The NC Settlement provides for aggregate payments of $455 million over 15 years, subject to the cost sharing arrangements between the companies. As of September 30, 2026, the net present value of the Company's share was $127 million and was reflected as a liability in the interim Condensed Consolidated Balance Sheets. At September 30, 2026, $57 million was recorded in "Accrued and other current liabilities" and the remaining $70 million was recorded within "Other noncurrent obligations" within the interim Condensed Consolidated Balance Sheets. The initial settlement payment of $103 million ($36 million from DuPont) was made on October 9, 2026.

The NC Settlement also required the Company and Corteva to provide $135 million of financial assurance for Chemours' remaining obligations under the 2019 North Carolina Consent Order, with the Company responsible for 71 percent and Corteva responsible for 29 percent of such financial assurance. Pursuant to the NC Settlement, the bond supporting the financial assurance is required to be in place within 60 days of the effective date of the NC Settlement.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of the funding obligations related to these matters will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

Other Matters
Beginning in 2021, the Company has been informed of actions initiated or threatened against a former DuPont Dutch subsidiary and the Dutch entities of Chemours, Corteva, and EIDP by certain municipalities and citizens neighboring the Chemours Dordrecht facility, claiming environmental harm and property damage as result of emissions from that facility. There are also cases pending in Canada that allege harm from PFAS contamination including property and natural resource damage claims, both related and unrelated to AFFF.

In addition to the above matters, there are other pending legacy legal matters. The Company is specifically named in some of these legal matters and some are pending against Chemours, Corteva and/or EIDP in which the Company is not named. Certain of these actions may purport to be class actions and seek large amounts of damages. Regardless of whether the Company is named, the costs of litigation and future liabilities, if any, in these matters are or may be eligible MOU costs and Indemnification Losses under the Agreements.

While management believes it has appropriately estimated the liability associated with eligible legacy matters and Indemnifiable Losses as of the date of this Quarterly Report on Form 10-Q, it is reasonably possible that the Company could incur additional eligible costs and Indemnifiable Losses in excess of the amounts accrued. It is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions, as well as factual and legal issues to be resolved in connection with such matters. As such, at this time DuPont is unable to develop an estimate of a possible loss or range of losses, if any, above the liability accrued at September 30, 2026. It is possible that additional costs or losses could have a significant effect on the Company’s financial condition and/or cash flows in the period in which they occur; however, costs qualifying as Qualified Spend are limited by the terms of the MOU. Additionally, 44 percent of the funding obligations related to these matters will be contractually allocated to Qnity (and for which Qnity will indemnify the Company).

Other Litigation Matters
In addition to the matters described above, the Company is party to claims and lawsuits arising out of the normal course of business with respect to product liability, patent infringement, governmental regulation, contract and commercial litigation, and other actions. Certain of these actions may purport to be class actions and seek large amounts of damages. As of September 30, 2026, the Company had liabilities of $15 million associated with these other litigation matters. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such other claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company. In accordance with its accounting policy for litigation matters, the Company will expense litigation defense costs as incurred, which could be significant to the Company’s financial condition and/or cash flows in the period. In one such matter, the Company has incurred defense costs of approximately $7 million and $18 million for the three and nine months ended September 30, 2026 related to a large docket of personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment.

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

In addition, DuPont and Corteva established a reserve fund in the amount of $475 million (the "Reserve Fund") funded (in the form of surety bond or similar financial instrument) in accordance with the sharing percentages in the Letter Agreement entered between the parties in 2019. The Reserve Fund is further financial security, separate from and secondary to the RFS, which will be accessible only in the event the RFS for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

At September 30, 2026, the Company had accrued obligations of $294 million for probable environmental remediation and restoration costs. These obligations are included in "Accrued and other current liabilities" and "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets. It is reasonably possible that environmental remediation and restoration costs in excess of amounts accrued could have a material impact on the Company’s interim results of operations, financial condition and cash flows. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration.

The accrued environmental obligations include the following:

Environmental Accrued Obligations
In millions	September 30, 2026	December 31, 2025	Potential exposure above the amount accrued [1]
Environmental remediation liabilities not subject to indemnity	$31	$32	$110

Environmental remediation indemnified related liabilities:
Indemnifications related to Dow, Corteva, and Qnity [2]	91	87	158
MOU related obligations (discussed above) [3]	169	134	63
Other environmental indemnifications	3	—	3
Total environmental related liabilities	$294	$253	$334
1.The environmental accrual represents management’s best estimate of the costs for remediation and restoration with respect to environmental matters, although it is reasonably possible that the ultimate cost with respect to these particular matters could range above the amount accrued as of September 30, 2026.
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

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in delivery of approximately 700,000 shares of additional DuPont common stock, which were retired immediately and recorded as an increase of $90 million to "Accumulated Deficit" in the Consolidated Statements of Equity. In total, the Company repurchased 4.1 million shares at an average price of $122.66 per share under the Q4 2025 ASR Transaction.

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

In August 2026, DuPont entered into an ASR agreement with one counterparty for the repurchase of approximately $250 million of common stock ("Q3 2026 ASR Transaction"). DuPont paid an aggregate of $250 million to the counterparty, and the counterparty was required to deliver a variable number of shares to the Company. Within the same month, the Q3 2026 ASR Transaction was completed. The Q3 2026 ASR Transaction resulted in delivery of approximately 1.8 million shares of DuPont common stock, at an average price of $139.17 per share, which were retired immediately and recorded as an increase of $252 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

In September 2026, DuPont entered into a $100 million open market repurchase agreement ("Q3 2026 OMR") under the $2B Authorization and repurchased approximately 700,000 shares of DuPont common stock, at an average price of $128.80 per share, which were retired immediately and recorded as an increase of $86 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

Subsequent to the quarter-end, in October 2026, the Q3 2026 OMR was completed. The settlement resulted in delivery of approximately 100,000 additional DuPont common Stock for $14 million at an average price of $129.45 per share, which were retired immediately. In total, the Company repurchased approximately 800,000 shares at an average price of $128.89 per share under the Q3 2026 OMR.

Accumulated Other Comprehensive Loss
The following table summarizes the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension and OPEB	Derivative Instruments	Total
In millions
2025
Balance at January 1, 2025	$(1,493)	$(115)	$108	$(1,500)
Other comprehensive income (loss) before reclassifications	757	(23)	(74)	660
Amounts reclassified from accumulated other comprehensive loss	—	5	—	5
Net other comprehensive income (loss)	$757	$(18)	$(74)	$665
Balance at September 30, 2025	$(736)	$(133)	$34	$(835)
2026
Balance at January 1, 2026	$(437)	$(125)	$37	$(525)
Other comprehensive (loss) income before reclassifications	(136)	3	18	(115)
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Aramids Divestiture reclassification adjustment	43	(6)	—	37
Net other comprehensive (loss) income	$(93)	$(2)	$18	$(77)
Balance at September 30, 2026	$(530)	$(127)	$55	$(602)
The tax effects on the net activity related to each component of other comprehensive loss were not significant for the three and nine months ended September 30, 2026 and 2025.

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

The following sets forth the components of the Company's net periodic benefit costs (credits) for defined benefit pension plans:

Net Periodic Benefit Costs (Credits) for All Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Service cost [1]	$3	$4	$8	$12
Interest cost [2]	18	22	53	63
Expected return on plan assets [3]	(16)	(23)	(49)	(68)
Amortization of prior service credit [4]	—	(1)	(1)	(2)
Amortization of unrecognized net loss [5]	—	—	—	1
Curtailment/settlement [6]	—	3	—	3
Net periodic benefit costs - Total	$5	$5	$11	$9
Less: Net periodic benefit costs - Discontinued operations	—	3	—	5
Net periodic benefit costs - Continuing operations	$5	$2	$11	$4
1.The service cost from continuing operations was $3 million and $8 million for the three and nine months ended September 30, 2026, respectively, compared with $2 million and $6 million for the three and nine months ended September 30, 2025, respectively.
2. The interest cost from continuing operations was $18 million and $53 million for the three and nine months ended September 30, 2026, respectively, compared with $17 million and $48 million for the three and nine months ended September 30, 2025, respectively.
3. The expected return on plan assets from continuing operations was $16 million and $49 million for the three and nine months ended September 30, 2026, respectively, compared with $16 million and $51 million for the three and nine months ended September 30, 2025, respectively.
4. The amortization of prior service credit from continuing operations was zero and $1 million for the three and nine months ended September 30, 2026, respectively, compared with $1 million for the three and nine months ended September 30, 2025.
5. There was no amortization of unrecognized net loss from continuing operations for the three and nine months ended September 30, 2026, compared with zero and $2 million for the three and nine months ended September 30, 2025, respectively.
6. There were no curtailment or settlement costs from continuing operations for the three and nine months ended September 30, 2026 and 2025.

The continuing operations portion of the net periodic benefit costs, other than the service cost component, are included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations.

DuPont expects to make additional contributions in the aggregate of approximately $20 million by year-end 2026.

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

In the second quarter of 2020, the stockholders of DuPont approved the DuPont 2020 Equity and Incentive Plan (the "2020 EIP") which allows the Company to grant options, share appreciation rights, restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, each as defined in the 2020 EIP, or any combination of the foregoing. Under the 2020 EIP, a maximum of 10 million shares of common stock are available for award as of September 30, 2026.

The following table summarizes share-based compensation expense and related expenses (benefits):

Share-Based Compensation Expenses (Benefits)	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Share-based compensation expense	$15	$7	$42	$29
Income tax benefits	$(3)	$(2)	$(9)	$(7)
Share-based compensation expense - Restructuring [1]	$—	$—	$—	$9
1. Recorded in "Restructuring and asset related charges - net" in the interim Consolidated Statements of Operations. Refer to Note 5 for further information.

In the first quarter of 2026, the Company granted 0.2 million RSUs and 0.3 million performance-based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $151.23 per RSU and $142.86 per PSU.

There was minimal grant activity in the second and third quarters of 2026.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	September 30, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$738	$—	$—	$738	$100	$—	$—	$100
Restricted cash equivalents [1]	7	—	—	7	42	—	—	42
Total cash and restricted cash equivalents	$745	$—	$—	$745	$142	$—	$—	$142
Long-term debt including debt due within one year [2]	$(3,094)	$219	$(72)	$(2,947)	$(3,134)	$52	$(99)	$(3,181)
Derivatives relating to:
Net investment hedge [3]	$—	$69	$—	$69	$—	$46	$—	$46
Foreign currency [4,5]	—	9	(2)	7	—	—	(10)	(10)
Interest rate swap agreements [6]	—	—	(86)	(86)	—	—	(42)	(42)
Total derivatives	$—	$78	$(88)	$(10)	$—	$46	$(52)	$(6)
1.Refer to Note 6 and Note 13 for more information on Restricted cash equivalents.
2.At September 30, 2026 and December 31, 2025, the balance included an unamortized basis adjustment of $34 million and $35 million, respectively related to the 2022 Swaps, discussed below. Additionally, the September 30, 2026 and December 31, 2025 balance included a fair value hedging adjustment of $48 million and $4 million, respectively related to the 2022 Swaps discussed below. The fair value of long-term debt including debt due within one year is based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms and represents a Level 2 fair value measurement.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2026	December 31, 2025
In millions
Derivatives designated as hedging instruments:
Net investment hedge	$1,000	$1,000
Interest rate swap agreements [1]	774	774
Derivatives not designated as hedging instruments:
Foreign currency contracts [2]	$646	$1,014
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

As of September 30, 2026 and December 31, 2025, the 2022 Swaps are the Company's only outstanding interest rate swaps. Changes in the fair value of the hedging instruments and the hedged portion of the debt attributable to changes in the benchmark interest rate are recorded in "Interest expense" in the interim Consolidated Statements of Operations. The hedging instrument is presented at fair value within "Other noncurrent obligations", with accrued interest presented in "Accounts and notes receivable – net" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations, was a gain of $16 million and a loss of $24 million for the three months ended September 30, 2026 and 2025, respectively. There was a gain of $28 million and a loss of $7 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Rate Swap Agreements
The 2022 Swaps, including their original terms, dedesignation events, settlements and subsequent redesignation and the Company's 2024 interest rate swap agreements ("2024 Swaps"), including their original terms, settlements and mandatory early termination are discussed in detail in Note 21 to the Consolidated Financial Statements included in the Company’s 2025 Annual Report. During periods when the 2022 Swaps and the 2024 Swaps were not designated in a qualifying hedge relationship, changes in fair value and net interest settlements were recorded in "Sundry income (expense) - net." In September 2025, the Company settled 30 percent of the swap related to the 2048 notes for about $20 million, representing the allocated fair value at the time of the settlement.

Gains and losses related to interest rate swaps not designated as hedges, including the 2024 Swaps and the non‑designated periods of the 2022 Swaps, were recorded in "Sundry income (expense) - net" in the interim Consolidated Statements of Operations. The Company recognized a loss of $3 million and a gain of $48 million for the three and nine months ended September 30, 2025, respectively. The cash outflow related to the partial settlement of the 2024 swaps in 2025 was presented in "Cash provided by operating activities – continuing operations" within the interim Consolidated Statements of Cash Flows.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	September 30, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents and restricted cash equivalents [1]	$745	$142
Derivatives relating to: [2]
Net investment hedge	69	46
Foreign currency contracts [3]	14	2
Total assets at fair value	$828	$190
Liabilities at fair value:
Derivatives relating to: [2]
Interest rate swap agreements	86	42
Foreign currency contracts [3]	7	12
Total liabilities at fair value	$93	$54
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value. "Restricted cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets of $7 million and $42 million at September 30, 2026 and December 31, 2025, respectively, are deposited in money market funds and represent Level 1 fair value measurement investments which are held at amortized cost.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $5 million and zero respectively, for both assets and liabilities as of September 30, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for both assets and liabilities as of December 31, 2025.

As part of the acquisition (the "Donatelle Acquisition") of Donatelle Plastics, LLC ("Donatelle"), the purchase agreement includes annual contingent earn-out payments based upon customer-specific revenue generated through December 31, 2029, with total accumulated earn-out payments of up to $85 million. The contingent earn-out liability was established using a Monte Carlo simulation and the significant assumption used is the estimated likelihood the customer specific revenue is earned. The contingent earn-out liability estimate represents a recurring fair value measurement with significant unobservable inputs. The fair value of the contingent earn-out liability is sensitive to changes in the interest rates, discount rates and the timing of the future payments, which are based upon estimates of future achievement of the customer specific revenue. During the three and nine months ended September 30, 2026, the Company recognized an adjustment of approximately $6 million and $20 million to reflect the latest developments in the future achievement of the customer specific revenue being earned during the earn-out period.

Basis of Fair Value Measurements on a Recurring Basis of Significant Unobservable Inputs (Level 3)	September 30, 2026	December 31, 2025
In millions
Liabilities at fair value:
Contingent earn-out liabilities	$1	$21
Total liabilities at fair value	$1	$21

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

The costs of the Aramids Business and Electronics Business that are classified as discontinued operations include only direct operating expenses incurred by the businesses. Indirect costs, such as those related to corporate and shared service functions previously allocated to the Aramids Business and Electronics Business, do not meet the criteria for discontinued operations and are reported within continuing operations. A portion of these indirect costs include costs related to activities the Company has or will undertake following the closing of each of the Aramids Divestiture and Electronics Separation, and for which it has been or will be reimbursed ("Future Reimbursable Indirect Costs"). Future Reimbursable Indirect Costs are reported within continuing operations in Corporate but are excluded from Operating EBITDA (as defined below). The remaining portion of these indirect costs are not subject to future reimbursement ("Stranded Costs"). Stranded Costs are reported within continuing operations in Corporate and are included within Operating EBITDA.

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

The information below reflects segment structure as of September 30, 2026.

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended September 30,
	2026		2025
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$865	$1,003	$832	$963
Less [1]:
Cost of sales	$532	$659	$527	$643
Selling, general and administrative expenses	96	122	88	114
Research and development expenses	19	22	21	24
Amortization of intangibles & other segment items [2]	44	24	44	22
Add:
Equity in earnings (loss) of nonconsolidated affiliates	$—	$—	$1	$(1)
Depreciation and amortization [3]	89	66	93	60
Segment operating EBITDA	$263	$242	$246	$219

Segment Revenue, Significant Segment Expenses and Segment Operating EBITDA	Nine Months Ended September 30,
	2026		2025
In millions	Healthcare & Water Technologies	Diversified Industrials	Healthcare & Water Technologies	Diversified Industrials
Segment net sales	$2,527	$2,841	$2,412	$2,744
Less [1]:
Cost of sales	$1,552	$1,872	$1,510	$1,837
Selling, general and administrative expenses	291	364	260	338
Research and development expenses	60	73	63	72
Amortization of intangibles & other segment items [2]	130	72	141	74
Add:
Equity in earnings (loss) of nonconsolidated affiliates	$2	$(1)	$1	$(1)
Depreciation and amortization [3]	269	196	278	181
Segment operating EBITDA	$765	$655	$717	$603
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

Total reportable segment net sales are $1,868 million and $1,795 million for the three months ended September 30, 2026 and 2025, respectively and $5,368 million and $5,156 million for the nine months ended September 30, 2026, and 2025, respectively.

Reconciliation of Segment Operating EBITDA to Income from Continuing Operations Before Income Taxes		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2026	2025	2026	2025
Healthcare & Water Technologies Segment Operating EBITDA		$263	$246	$765	$717
Diversified Industrials Segment Operating EBITDA		242	219	655	603
Total segment operating EBITDA		$505	$465	$1,420	$1,320
+	Corporate Operating EBITDA [1]	$(36)	$(29)	$(89)	$(101)
-	Depreciation and amortization	155	162	464	488
+	Interest income [2]	27	17	61	52
-	Interest expense [3]	40	84	121	250
+	Non-operating pension/OPEB benefit (costs) credits	(2)	—	(3)	2
+	Foreign exchange gains (losses), net	6	(12)	20	(29)
-	Future Reimbursable Indirect Costs	—	25	8	75
-	Corporate DDOB Remediation Costs	4	3	14	8
+	Significant items charge	(22)	(76)	(76)	(157)
Income from continuing operations before income taxes		$279	$91	$726	$266
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, non-business aligned litigation expenses, DuPont's equity interest in Derby and Arclin related to the Delrin® and Aramids divestitures, respectively, and other costs not absorbed by reportable segments.
2.The nine months ended September 30, 2026 and 2025 excludes accrued interest income earned on employee retention credits. The three and nine months ended September 30, 2025 excludes interest earned on cash held in escrow associated with the Qnity financing. Refer to details of significant items below.
3.The three and nine months ended September 30, 2025 excludes interest rate swap basis amortization. Refer to details of significant items below.

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2026	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(2)	$(4)	$—	$(6)
Acquisition, integration and separation costs [2]	—	—	(15)	(15)
Other benefits (credits), net [3]	6	(7)	—	(1)
Total	$4	$(11)	$(15)	$(22)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Includes certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture.
3. Includes legal costs associated with personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment ($7 million pre-tax cost), offset by a benefit related to an adjustment within Healthcare & Water Technologies of the Donatelle contingent earn-out liability ($6 million pre-tax benefit).

Significant Items by Segment for the Three Months Ended September 30, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(4)	$(7)	$(7)	$(18)
Acquisition, integration and separation costs [2]	(1)	—	(61)	(62)
Interest rate swap mark-to-market loss [3]	—	—	(4)	(4)
Qnity financing [4]	—	—	9	9
Other benefits (credits), net [5]	(2)	—	1	(1)
Total	$(7)	$(7)	$(62)	$(76)
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
4. Reflects interest income earned on cash held in escrow related to notes transferred to Qnity upon consummation of the Qnity Distribution. See Note 3 for additional information.
5. Primarily reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($7 million pre-tax benefit), offset by legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($9 million pre-tax cost).

Significant Items by Segment for the Nine Months Ended September 30, 2026	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(14)	$(13)	$(22)	$(49)
Acquisition, integration and separation costs [2]	—	—	(22)	(22)
Other benefits (credits), net [3]	10	(18)	3	(5)
Total	$(4)	$(31)	$(41)	$(76)
1. Includes restructuring actions and asset related charges. See Note 5 for additional information.
2. Includes certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture.
3. Includes legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($10 million pre-tax cost), and legal costs associated with personal injury cases associated with Corian® Quartz, a product within the Diversified Industrials segment ($18 million pre-tax cost), offset by a benefit related to an adjustment within Healthcare & Water Technologies of the Donatelle contingent earn-out liability ($20 million pre-tax benefit) and accrued interest earned on employee retention credits ($3 million pre-tax benefit).

Significant Items by Segment for the Nine Months Ended September 30, 2025	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(10)	$(13)	$(34)	$(57)
Acquisition, integration and separation costs [2]	—	—	(167)	(167)
Interest rate swap mark-to-market gain [3]	—	—	46	46
Qnity financing [4]	—	—	9	9
Other benefits (credits), net [5]	5	—	7	12
Total	$(5)	$(13)	$(139)	$(157)
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
4. Reflects interest income earned on cash held in escrow related to notes transferred to Qnity upon consummation of the Qnity Distribution. See Note 3 for additional information.
5. Primarily reflects benefits related to an adjustment of the Donatelle contingent earn-out liability ($19 million pre-tax benefit) and accrued interest earned on employee retention credits ($6 million pre-tax benefit), offset by legal costs within the Healthcare & Water Technologies segment associated with a pending intellectual property matter ($14 million pre-tax cost).

Segment and Corporate Information	Healthcare & Water Technologies	Diversified Industrials	Corporate	Total
In millions
As of September 30, 2026
Assets of continuing operations	$9,274	$6,933	$4,602	$20,809
Investment in nonconsolidated affiliates	1	—	461	462
As of December 31, 2025
Assets of continuing operations	$9,463	$7,512	$2,744	$19,719
Investment in nonconsolidated affiliates	—	—	111	111

Capital Expenditure Reconciliation to Consolidated Financial Statements	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Healthcare & Water Technologies	$34	$37	$97	$89
Diversified Industrials	36	43	107	106
Segment totals	$70	$80	$204	$195
Accrual to cash adjustment [1]	1	(6)	45	51
Total	$71	$74	$249	$246
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 20 - SUBSEQUENT EVENTS
On November 3, 2026, the Company announced that it expects to repurchase $250 million, in aggregate, of common stock under the $2B Authorization during the fourth quarter of 2026.

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

As of September 30, 2026, the Company had $2.7 billion of working capital and approximately $1.7 billion in cash and cash equivalents. The Company expects its cash and cash equivalents, cash generated from operations, and ability to access the debt capital markets to provide sufficient liquidity and financial flexibility to meet the liquidity requirements associated with its continuing operations.

Outlined below are material historical transactions and recent developments impacting this Quarterly Report on Form 10-Q.

Aramids Divestiture
On April 1, 2026, DuPont completed the sale of the Aramids business (the "Aramids Divestiture") to Arclin, a portfolio company of an affiliate of TJC LP, ("TJC"), in return for pre-tax cash proceeds of approximately $1.2 billion, subject to customary transaction adjustments, a note receivable in the principal amount of $300 million (the "Aramids Note Receivable") and a non-controlling common equity interest (the "Aramids Equity Consideration"), valued at $325 million in the ARC Falcon Holdings LP ("Arclin") that holds the Arclin global materials business and the Aramids business being divested. The financial results of the Aramids divested business are reflected in DuPont's interim Consolidated Financial Statements as discontinued operations, along with comparative periods.

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

See Part II, Item 1A. Risk Factors for additional information.

International Emergency Economic Powers Act Tariffs
In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act, and the collecting agency subsequently ceased assessing those tariffs. While a refund process has been established, the ruling remains subject to further appeal by the U.S. government. Through September 30, 2026, the Company has received refunds for the first phase of claim submissions, which did not have a material impact on the Company’s results of continuing operations. Further, in accordance with the Electronics Tax Matters Agreement, the Company shares with Qnity 44 percent of the refunds related to tariffs paid prior to November 1, 2025. The Company continues to monitor developments related to the ruling, the ultimate outcome of which could affect future results.

Dividends

On October 13, 2026, the Board of Directors declared a fourth quarter 2026 dividend of $0.60 per share, which is payable on December 15, 2026 to shareholders of record on November 30, 2026.

On June 24, 2026, the Board of Directors declared a third quarter 2026 dividend of $0.60 per share, which is payable on September 15, 2026 to shareholders of record on August 31, 2026.

The Company expects to continue to pay quarterly dividends, although each dividend is subject to the approval of the Company’s Board of Directors.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net sales	$1,868	$1,795	$5,368	$5,156

The following table summarizes sales variances by segment from the prior year:

Sales Variances by Segment
Percentage change from prior year	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Organic Sales [1]	Currency	Portfolio & Other	Total	Organic Sales [1]	Currency	Portfolio & Other	Total
Healthcare & Water Technologies	4%	—%	—%	4%	4%	1%	—%	5%
Diversified Industrials	5	(1)	—	4	3	1	—	4
Total	5%	(1)%	—%	4%	3%	1%	—%	4%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

The Company reported net sales for the three months ended September 30, 2026 of $1.9 billion, up 4 percent from $1.8 billion for the three months ended September 30, 2025, due to a 5 percent increase in organic sales and a 1 percent unfavorable currency impact. Organic sales increased in Healthcare & Water Technologies (up 4 percent) and Diversified Industrials (up 5 percent). The currency impact was primarily driven by the strengthening of the U.S. dollar.

The Company reported net sales for the nine months ended September 30, 2026 of $5.4 billion, up 4 percent from $5.2 billion for the nine months ended September 30, 2025, due to a 3 percent increase in organic sales and a 1 percent favorable currency impact. Organic sales increased in Healthcare & Water Technologies (up 4 percent) and Diversified Industrials (up 3 percent). The currency impact was primarily driven by the weakening of the U.S. dollar compared to the Euro in the first half of 2026.

Cost of Sales
Cost of sales was $1.2 billion for both the three months ended September 30, 2026 and the three months ended September 30, 2025. Cost of sales for the three months ended September 30, 2026 primarily reflects increased sales volume and increased raw materials costs.

Cost of sales as a percentage of net sales was 64 percent and 66 percent for the three months ended September 30, 2026 and 2025, respectively. The decrease in cost of sales as a percentage of net sales was due to manufacturing productivity.

Cost of sales was $3.5 billion for the nine months ended September 30, 2026, slightly up from $3.4 billion and September 30, 2025. Cost of sales for the nine months ended September 30, 2026 primarily reflects increased sales volume and productivity initiatives.

Cost of sales as a percentage of net sales was 64 percent and 66 percent for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cost of sales as a percentage of net sales was due to manufacturing productivity.

Research and Development Expenses ("R&D")
R&D expenses totaled $42 million in the third quarter of 2026, down from $52 million in the third quarter of 2025. R&D as a percentage of net sales for the three months ended September 30, 2026 was relatively consistent at 2 percent compared with 3 percent for the three months ended September 30, 2025.

R&D expenses totaled $131 million in the first nine months of 2026, down from $155 million in the first nine months of 2025. R&D as a percentage of net sales for the nine months ended September 30, 2026 was relatively consistent period over period at 2 percent compared with 3 percent for the nine months ended September 30, 2025.

R&D costs in 2025 include indirect costs, such as those related to corporate and shared service functions previously allocated to the Electronics and Aramids businesses, that did not meet the criteria for discontinued operations and remained reported within continuing operations.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $260 million in the third quarter of 2026, slightly down from $261 million in the third quarter of 2025. SG&A as a percentage of net sales for the three months ended September 30, 2026 was relatively consistent period over period at 14 percent compared with 15 percent for the three months ended September 30, 2025.

For the first nine months of 2026, SG&A expenses were $784 million, up from $757 million in the first nine months of 2025. SG&A as a percentage of net sales was consistent period over period at 15 percent for the nine months ended September 30, 2026 and 2025.

Amortization of Intangibles
Amortization of intangibles was $68 million in the third quarter of 2026, down from $71 million in the third quarter of 2025. In the first nine months of 2026, amortization of intangibles was $204 million, down from $220 million in the same period of the prior year. The decrease for the three and nine months ended September 30, 2026 as compared with the same periods of the prior year was primarily due to the absence of amortization in the current period from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $6 million and $49 million charges for the three and nine months ended September 30, 2026, respectively, primarily reflecting activity related to the 2026 DuPont Restructuring Program. Comparatively, Restructuring and asset related charges - net for the three and nine months ended September 30, 2025 were $18 million and $57 million, respectively, primarily reflecting charges related to the Transformational Separation-Related Restructuring Program. See Note 5 to the interim Consolidated Financial Statements for additional information.

Acquisition, Integration and Separation Costs
Acquisition, integration and separation costs primarily consist of financial advisory, information technology, legal, accounting, consulting, other professional advisory fees, other contractual transaction payments and certain costs to achieve cost savings targets following the Electronics Separation and the Aramids Divestiture. The Company recorded $15 million and $22 million in costs for the three and nine months ended September 30, 2026, respectively, primarily related to costs to achieve cost savings targets following the Aramids Divestiture and Electronics Separation. Comparatively, the Company recorded $62 million and $167 million in costs for the three and nine months ended September 30, 2025, respectively, which were primarily related to preparations for the Electronics Separation and Aramids Divestiture.

Equity in Earnings (Loss) of Nonconsolidated Affiliates
The Company's share of earnings from nonconsolidated affiliates was $5 million for the three months ended September 30, 2026, up from zero in the third quarter of 2025. In the first nine months of 2026, the Company's share of earnings of nonconsolidated affiliates was $13 million. The Company's share in the loss of nonconsolidated affiliates was $6 million first nine months of 2025. The increase in earnings of nonconsolidated affiliates over the three and nine month periods was primarily driven by higher equity earnings from Derby in the first nine months of 2026 compared to 2025. See Note 10 to the interim Consolidated Financial Statements for additional information.

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

Sundry income (expense) - net in the third quarter of 2026 was income of $38 million compared with income of $24 million in the third quarter of 2025. The increase in income was primarily driven by foreign exchange gains in 2026 compared to losses in the prior-year period. Sundry income (expense) - net for the first nine months of 2026 was income of $116 million compared with income of $115 million in the first nine months of 2025. The slight increase was primarily driven by foreign exchange gains in 2026 compared to losses in the prior-year-period, offset by the absence of a non-cash mark-to-market gain related to the 2022 Swaps and 2024 Swaps. See Notes 6 and 17 to the interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $40 million and $85 million for the three months ended September 30, 2026 and 2025, respectively, and $121 million and $252 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest expense from the prior year for both periods is primarily due to the changes in capital structure during 2025 as a result of the Electronics Separation, partially offset by a reduction in capitalized interest and interest expense from the interest rate swap.

Provision for Income Taxes on Continuing Operations
The effective tax rate on continuing operations for the third quarter of 2026 was 38.7 percent, compared with an effective tax rate of (12.1) percent for the third quarter of 2025. The increase in the effective tax rate was primarily attributable to transaction-related tax benefits recognized in the prior-year period in connection with the separation and spin-off of the Electronics business, as well as U.S. provision-to-return adjustments recorded in 2026. For the first nine months of 2026, the effective tax rate on continuing operations was 29.5 percent, compared with 22.6 percent for the first nine months of 2025. The increase in the effective tax rate for 2026 was primarily attributable to the absence of transaction-related tax benefits recognized in 2025 in connection with the separation and spin-off of the Electronics business, as well as U.S. provision-to-return adjustments recorded in 2026.

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

Healthcare & Water Technologies

Healthcare & Water Technologies	Three Months Ended		Nine Months Ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$865	$832	$2,527	$2,412
Operating EBITDA	$263	$246	$765	$717

Healthcare & Water Technologies	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2026	September 30, 2026
Change in Net Sales from Prior Period due to:
Organic Sales[1]	4%	4%
Currency	—	1
Portfolio & other	—	—
Total	4%	5%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Healthcare & Water Technologies net sales were $865 million for the three months ended September 30, 2026, up 4 percent from $832 million for the three months ended September 30, 2025. Net sales increased due to 4 percent organic sales growth. Organic sales growth in Healthcare & Water Technologies was driven by growth in personal protection and medical packaging in Healthcare Technologies and strength in industrial water, semiconductor and specialty markets within Water Technologies, partially offset by the continued disruptions in the Middle East. Third quarter 2025 includes an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $263 million for the three months ended September 30, 2026, up 7 percent compared with $246 million for the three months ended September 30, 2025, primarily driven by the impact of organic growth and manufacturing productivity.

Healthcare & Water Technologies net sales were $2,527 million for the nine months ended September 30, 2026, up 5 percent from $2,412 million for the nine months ended September 30, 2025. Net sales increased due to 4 percent organic sales growth and a 1 percent increase from favorable currency impacts. Organic sales growth in Healthcare & Water Technologies was driven by organic sales increases within Healthcare Technologies. Within Healthcare Technologies, organic sales growth was driven by broad-based growth in medical packaging and biopharma end-markets. Organic sales were about flat in Water Technologies as strength in industrial water and semiconductor markets was offset by the continued disruptions in the Middle East. The favorable currency impact reflected the weakening of the U.S. dollar compared to the Euro. Third quarter 2025 includes an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $765 million for the nine months ended September 30, 2026, up 7 percent compared with $717 million for the nine months ended September 30, 2025, primarily driven by the impact of organic growth and manufacturing productivity.

Diversified Industrials

Diversified Industrials	Three Months Ended		Nine Months Ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$1,003	$963	$2,841	$2,744
Operating EBITDA	$242	$219	$655	$603

Diversified Industrials	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2026	September 30, 2026
Change in Net Sales from Prior Period due to:
Organic Sales[1]	5%	3%
Currency	(1)	1
Portfolio & other	—	—
Total	4%	4%
1.Organic sales (which includes both volume and selling price impacts), is defined as the change in net sales, absent the impacts from currency and portfolio. DuPont believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.

Diversified Industrials net sales were $1,003 million for the three months ended September 30, 2026, up 4 percent from $963 million for the three months ended September 30, 2025. Net sales increased due to 5 percent organic sales growth and a 1 percent unfavorable currency impact. Within Industrial Technologies, organic sales growth was driven by strength in aerospace markets coupled with growth in electric vehicle battery applications. In Building Technologies, organic sales growth was led by growth in North America and Asia Pacific. The unfavorable currency impact reflected the strengthening of the U.S. dollar compared to the Japanese Yen. Third quarter 2025 includes an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $242 million for the three months ended September 30, 2026, up 11 percent compared with $219 million for the three months ended September 30, 2025, primarily driven by organic growth and manufacturing productivity.

Diversified Industrials net sales were $2,841 million for the nine months ended September 30, 2026, up 4 percent from $2,744 million for the nine months ended September 30, 2025. Net sales increased due to 3 percent organic sales growth and a 1 percent increase from favorable currency impacts. In Industrial Technologies, organic sales growth was driven by strength in aerospace markets. Organic sales growth in Building Technologies was led by growth in Asia Pacific. The favorable currency impact reflected the weakening of the U.S. dollar compared to the Euro, primarily in the first quarter of 2026. Third quarter 2025 includes an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Electronics Separation.

Operating EBITDA was $655 million for the nine months ended September 30, 2026, up 9 percent compared with $603 million for the nine months ended September 30, 2025, primarily driven by organic growth, manufacturing productivity and favorable mix.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Company's 2025 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The discussion below provides the updates to this information for the nine months ended September 30, 2026.

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

In millions	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,652	$715
Total debt	$3,094	$3,194

The Company's cash and cash equivalents at September 30, 2026 and December 31, 2025 were $1.7 billion and $0.7 billion, respectively, of which approximately $0.6 billion at September 30, 2026 and December 31, 2025 were held by subsidiaries in foreign countries, including United States territories. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Due to the Electronics Separation, the Company reevaluated its permanent reinvestment assertion and determined that certain foreign earnings would be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Total debt at September 30, 2026 and December 31, 2025 was $3,094 million and $3,194 million, respectively. The decrease was primarily due to the reduction in the commercial paper borrowing and the mark-to-market impact of the redesignated interest rate swap.

As of September 30, 2026, the Company is contractually obligated to make future cash payments of $3.2 billion and $2.0 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, all payments will be due subsequent to 2026. Related to interest, $165 million will be due in the next twelve months, and the remainder will be due subsequent to September 30, 2027. The majority of interest obligations will be due in 2031 or later.

Revolving Credit Facilities
In May 2026, the Company entered into a $750 million 364-day revolving credit facility (the "2026 $750 million Revolving Credit Facility"). Prior to entering the new facility, the Company held a $1 billion 364-day revolving credit facility that expired in May 2026. There were no drawdowns of either facility during the nine month period ended September 30, 2026. The new 2026 $750 million Revolving Credit Facility will be used for general corporate purposes.

In May 2026, the Company entered into a $2 billion five-year revolving credit facility (the "2026 Five-Year Revolving Credit Facility"). Prior to entering the new facility, the Company held another $2 billion five-year revolving credit facility that was terminated when the 2026 Five-Year Revolving Credit Facility became effective. There were no drawdowns of either facility during the nine month period ended September 30, 2026. The new 2026 Five-Year Revolving Credit Facility serves as a backstop to the Company's commercial paper and letter of credit issuance.

New Jersey Settlement Agreement
In August 2025, DuPont together with Chemours and Corteva agreed to a proposed Judicial Consent Order with the State of New Jersey (the "NJ Settlement") to resolve all outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern. The NJ Settlement was subject to the entry of a Judicial Consent Order ("JCO") by the Court which entered its final order on August 7, 2026. It is payable over 25 years. DuPont's first annual payment of $71 million was paid on September 8, 2026.

The NJ Settlement also requires the Company and Corteva to provide $475 million of additional financial assurance for remaining remediation obligations, with the Company responsible for 71 percent and Corteva responsible for 29 percent of such financial assurance. The surety bond supporting the financial assurance was put in place in October 2026.

Upon the NJ Settlement being approved by the Court, DuPont and Corteva purchased Chemours’ interest in future, if any, insurance proceeds related to claims submitted in connection with the AFFF MDL Water District Settlement ("Insurance Proceeds MOU"). DuPont and Corteva purchased the rights by contributing a total of $150 million ($106.5 million from DuPont, $43.5 million from Corteva in accordance with the sharing percentages in the Letter Agreement) into an escrow fund to be applied to Chemours’ share of the NJ Settlement. At September 30, 2026, DuPont recorded a receivable of $86 million related to insurance proceeds, which were subsequently received in October 2026, in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets. See Note 13 to the interim Consolidated Financial Statements for more information.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of any funding obligations related to the NJ Settlement will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). DuPont will indemnify Qnity for its portion of the insurance proceeds received under the Insurance Proceeds MOU. At September 30, 2026, DuPont recorded an indemnification payable of $20 million related to the aforementioned insurance proceeds recognized in September 2026. See Note 3 to the interim Consolidated Financial Statements for more information.

North Carolina Settlement Agreement
The Company, together with Chemours and Corteva/EIDP, is a defendant in litigation brought by the Attorney General of the State of North Carolina and certain municipalities in the vicinity of the Fayetteville Works site. These actions generally claim damages arising from alleged PFAS-related emissions and seek various forms of monetary, equitable, and other relief (the "NC Settlement"). On September 9, 2026, the Company, Chemours and Corteva/EIDP entered into a settlement agreement with the State of North Carolina and certain North Carolina municipalities and other local government entities to resolve these and certain other specified claims. It is payable over 15 years. The initial settlement payment of $103 million ($36 million from DuPont) was made on October 9, 2026.

The settlement also required the Company and Corteva to provide $135 million of financial assurance for Chemours' remaining obligations under the 2019 North Carolina Consent Order, with the Company responsible for 71 percent and Corteva responsible for 29 percent of such financial assurance. The Company expects the bond supporting the reserve fund to be in place by November 2026.

Pursuant to the Legacy Liabilities Assignment Agreement, 44 percent of the funding obligations related to these matters will be contractually allocated to Qnity (and for which Qnity will indemnify the Company). See Note 3 to the interim Consolidated Financial Statements for more information.

Cash Activity Related to the New Jersey and North Carolina Settlements
The following tables reflect cash activity related to the NJ Settlement, NC Settlement, Insurance Proceeds MOU and other insurance recoveries discussed in Note 13 to the interim Consolidated Financial Statements:

Gross DuPont Cash (Paid) Received	Nine Months Ended September 30, 2026	Expected Spend for the Three Months Ended December 31, 2026	Future Contractual Obligations [1]
In millions
NJ Settlement	$(71)	$—	$(240)
NC Settlement	—	(36)	(125)
Insurance Proceeds MOU Buyout	(107)	—	—
Insurance Recovery	—	86	—
Total	$(178)	$50	$(365)
1.NJ Settlement to be paid through the year 2050 and NC Settlement to be paid through the year 2040. Refer to Note 13 for further details.

Qnity's Portion of Cash Paid to (Received from) DuPont	Nine Months Ended September 30, 2026	Expected Spend for the Three Months Ended December 31, 2026	Future Contractual Obligations [1]
In millions
NJ Settlement [2]	$27	$—	$86
NC Settlement [2]	—	13	43
Insurance Proceeds MOU Buyout	47	—	—
Insurance Recovery	—	(20)	—
Total	$74	$(7)	$129
1.NJ Settlement to be paid through the year 2050 and NC Settlement to be paid through the year 2040. Refer to Note 13 for further details.
2.Calculated based on DuPont's after-tax liability.

Credit Ratings
The Company's credit ratings impact its access to the debt capital markets and cost of capital. The Company remains committed to maintaining a strong financial position with a balanced financial policy focused on maintaining a strong investment-grade rating and driving shareholder value. At October 31, 2026, DuPont's credit ratings were as follows:

Credit Ratings	Long-Term Rating	Short-Term Rating	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investors Service	Baa1	P-2	Stable
Fitch Ratings	BBB+	F-2	Stable

The Company's indenture covenants include customary limitations on liens, sale and leaseback transactions, and mergers and consolidations, subject to certain limitations. The 2026 Five-Year Revolving Credit Facility and the 2026 $750 million Revolving Credit Facility each contain a financial covenant, typical for companies with similar credit ratings, requiring that the ratio of Total Indebtedness to Total Capitalization for the Company and its consolidated subsidiaries not exceed 0.60. At September 30, 2026, the Company was in compliance with this financial covenant.

Summary of Cash Flows
The Company’s cash flows from operating, investing and financing activities from continuing operations and cash used in discontinued operations, as reflected in the interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2026	September 30, 2025
Cash provided by (used for) continuing operations:
Operating activities	$1,042	$473
Investing activities	$920	$(303)
Financing activities	$(842)	$(538)
Cash (used in) provided by discontinued operations	$(219)	$2,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2)	$23

Cash provided by operating activities - continuing operations
In the first nine months of 2026, cash provided by operating activities of continuing operations was $1,042 million, compared with $473 million in the same period last year. The increase in cash provided by operating activities of continuing operations is primarily due to higher earnings and improvements in net working capital.

The table below reflects net working capital on a continuing operations basis:

Net Working Capital	September 30, 2026	December 31, 2025
In millions (except ratio)
Current assets	$4,744	$3,719
Current liabilities	2,014	1,991
Net working capital	$2,730	$1,728
Current ratio	2.36:1	1.87:1

Cash provided by (used for) investing activities - continuing operations
In the first nine months of 2026, cash provided by investing activities of continuing operations was $920 million, compared with cash used for investing activities of $303 million in the first nine months of 2025. The increase in cash provided by investing activities is primarily driven by the proceeds from the Aramids Divestiture.

Cash used for financing activities - continuing operations
In the first nine months of 2026, cash used for financing activities of continuing operations was $842 million compared with cash used of $538 million in the same period last year. The increase in cash used for financing activities of continuing operations is primarily attributable to an increase in share buyback activities and cash used to repay commercial paper borrowings, partially offset by lower dividends paid to stockholders and proceeds from the issuance of common stock in 2026.

Cash (used in) provided by discontinued operations
In the first nine months of 2026 cash used in discontinued operations was $219 million compared with cash provided by discontinued operations of $2,279 million in the same period last year. The activity for the nine months ended September 30, 2026 presents the cash flows of the Aramids Business as discontinued operations. The activity for the nine months ended September 30, 2025 presents the cash flows of the Aramids Business and the Electronics Business as discontinued operations. Cash used from discontinued operations reflects MOU activity, including the Insurance Proceeds MOU buyout and indemnification activity, refer to Note 3 to the interim Consolidated Financial Statements for additional information.

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

On October 13, 2026, the Company announced that its Board declared a fourth quarter 2026 dividend of $0.60 per share payable on December 15, 2026, to shareholders of record on November 30, 2026.

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

In January 2026, the Q4 2025 ASR Transaction was completed. The settlement resulted in the delivery of approximately 700,000 shares of additional DuPont common stock, which were retired immediately and recorded as an increase to accumulated deficit of approximately $90 million. In total, the Company repurchased 4.1 million shares at an average price of $122.66 per share under the Q4 2025 ASR Transaction.

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

On August 4, 2026, the Company launched an accelerated share repurchase transaction under the $2B Authorization to repurchase $250 million, in aggregate, of common stock ("Q3 2026 ASR Transaction"). In the same month, the Q3 2026 ASR Transaction was completed. The Q3 2026 ASR transaction resulted in the delivery of approximately 1.8 million shares of additional DuPont common stock at a price per share of $139.17, which were retired immediately and recorded as an increase to accumulated deficit of approximately $252 million.

In September 2026, DuPont entered into a $100 million open market repurchase agreement ("Q3 2026 OMR") under the $2B Authorization and repurchased approximately 700,000 shares of DuPont common stock, at an average price of $128.80 per share, which were retired immediately and recorded as an increase of $86 million to "Accumulated Deficit" in the Consolidated Statements of Equity.

Subsequent to the quarter-end, in October 2026, the Q3 2026 OMR was completed. The settlement resulted in delivery of approximately 100,000 additional DuPont common Stock for $14 million at an average price of $129.45 per share, which were retired immediately. In total, the Company repurchased approximately 800,000 shares at an average price of $128.89 per share under the Q3 2026 OMR.

On November 3, 2026, the Company announced that it expects to repurchase $250 million, in aggregate, of common stock under the $2B Authorization during the fourth quarter of 2026.

Pension and Other Post-Employment Plans
DuPont expects to make additional contributions in the aggregate of approximately $20 million by year-end 2026 to pension and other post-employment benefit plans. Any such contribution could be funded by existing cash balances and/or cash from other available sources of liquidity.

Restructuring and Other Cost Savings
In February 2026, the Company committed to a plan aimed at reducing costs, streamlining operations, and aligning its organizational and cost structure with its strategic priorities (the "2026 DuPont Restructuring Program"). Anticipated pre-tax restructuring charges and asset related charges and other cost savings of approximately $100 million to $150 million, starting in the first quarter of 2026 and continuing through 2028, are expected under the program. The Company recorded pre-tax restructuring charges of $60 million inception-to-date, consisting of severance and related benefit costs of $59 million and $1 million of asset related charges. Total current liabilities related to the Company's plan to reduce costs, streamline operations, and align its organizational and cost structure with its strategic priorities were $50 million at September 30, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete by the end of 2028.

In March 2025, the Company approved targeted restructuring actions to streamline, right-size and optimize specific organizational structures in preparation for the Electronics Separation and the future structure of DuPont (the "Transformational Separation-Related Restructuring Program"). The Company recorded pre-tax restructuring charges of $59 million inception-to-date, consisting of severance and related benefit costs of $48 million, $6 million of asset related charges and $5 million of accelerated restricted stock compensation expense. Total liabilities related to the Transformational Separation-Related Restructuring Program were $10 million at September 30, 2026 recognized in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets. The Company expects the program to be substantially complete in 2026.

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

As of September 30, 2026, the Company's Chief Executive Officer, as its principal executive officer ("CEO"), and the Company's Chief Financial Officer, as its principal financial officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

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

New Jersey PFAS Directive
This matter is resolved by the final Judicial Consent Order with the State of New Jersey entered on August 7, 2026. See Note 13 to the interim Consolidated Financial Statements for more information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of the Company’s common stock by the Company during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities			Total number of shares purchased as part of the Company's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under the Company's publicly announced share repurchase program (In millions)
Period	Total number of shares purchased	Average price paid per share
$2B Authorization (1)
July 1, 2026 to July 31, 2026	—	$—	—	$—
August 1, 2026 to August 31, 2026	1,796,372	139.17	1,796,372	975
September 1, 2026 to September 30, 2026	665,293	128.80	665,293	889
Total	2,461,665	$136.37	2,461,665	$889
1. On November 6, 2025, the Company announced that the Board of Directors had approved the $2B Authorization. The $2B Authorization will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors.

Issuer Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Settlement Agreement, dated September 9, 2026, by and among The Chemours Company, DuPont de Nemours, Inc., Corteva, Inc., EIDP, Inc. and certain other parties set forth therein, incorporated by reference to Exhibit 10.1 to the DuPont de Nemours, Inc. Current Report on Form 8-K filed September 10, 2026.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith
† Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

DuPont de Nemours, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT DE NEMOURS, INC.
Registrant
Date: November 3, 2026

By:	/s/ MADELEINE G. BARBER
Name:	Madeleine G. Barber
Title:	Vice President of Tax, Controller and Chief Accounting Officer
City:	Wilmington
State:	Delaware